Form 10-Q
period 1995-03-31
LANDAUER INC
filed 1995-05-15
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

          Washington, DC 20549

          FORM 10-Q

          /X/   QUARTERLY REPORT  pursuant to  Section 13  or 15(d)  of the
          Securities
          Exchange Act of 1934

          For the quarterly period ended March 31, 1995 or
                                         ______________

          /   / TRANSITION  REPORT pursuant to  Section 13 or  15(d) of the
          Securities
          Exchange Act of 1934

          For the transition from                     to


          Commission File Number  1-9788
                                  ______


          LANDAUER, INC.
          --------------------------
          (Exact name of registrant as specified in its charter)


          Delaware                                   06-1218089

          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)             Identification Number)



          2 Science Road, Glenwood, Illinois 60425
          ------------------------------------------
          (Address of principal executive offices and Zip Code)


          Registrant's telephone number, including area code (708) 755-7000



          Indicate by check  mark whether the registrant (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.   Yes  X   No     .
                                                   ___     ____


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                      Outstanding at May 11,
          1995
          ---------------------------           ---------------------------
          -----
          Common stock, $.10 par value            8,477,285









          PART I.                 FINANCIAL INFORMATION


                                   LANDAUER, INC.

                                    Balance Sheets
                                       (000's)




                                        ASSETS
                                        ______

                                                         March 31, Sept.
          30,
                                                         1995      1994
                                                         --------  -------

                                                               derived from
                                                     (unaudited) (audited
          statements)
          Current assets:

             Cash and cash equivalents               $  4,265  $  2,178
             Short-term investments                     2,027     3,976
             Accounts receivable, less allowances of
                $118,000 at 3/31/95 and $138,000 at 9/30/94
                                                        6,989     6,253
             Inventories                                  875       799
             Prepaid expenses                             156        78
             Deferred taxes on income                     818       824

                              Total current assets     15,130    14,108

          Property, plant and equipment, at cost       16,463    14,935
             Less: Accumulated depreciation
                and amortization                        8,558     7,856

          Net property, plant and equipment             7,905     7,079

          Investment in U.S. Treasury Securities        4,059     5,121
          Cost of purchased businesses in excess of
             net assets acquired                        3,030     3,113
          Equity in Japanese joint venture              3,714     3,688
          Other assets                                  2,602     2,531

                                                     $ 36,440
                                                               $ 35,640
                                                  ___________
                                                            ___________





          The accompanying notes are an integral part of these financial statements.












                                   LANDAUER, INC.

                               Balance Sheets (Cont'd.)
                                       (000's)


                       LIABILITIES AND STOCKHOLDERS' INVESTMENT
                       ________________________________________

                                                      March 31,  Sept. 30,
                                                        1995       1994
                                                       ------      ------

                                                               derived from

                                                     (unaudited) (audited
          statements)
          Current liabilities:

             Accounts payable                      $      326$      218
             Deferred contract revenue                  7,217     6,602
             Dividend payable                           2,119     1,865
             Accrued compensation and related costs       689       880
             Accrued pension costs                        650       839
             Accrued expenses                           1,024     1,178
             Accrued taxes on income                    1,521     1,527
                                                   ____________________

                              Total current liabilities
                                                       13,546    13,109
                                                    _________ _________


          Stockholders' investment:

             Preferred stock, $.10 par value per share -
                Authorized - 1,000,000 shares
                Outstanding - None
             Common stock, $.10 par value per share -
                Authorized - 20,000,000 shares
                Outstanding - 8,477,285 shares            848       848
                Premium paid in on common stock         7,848     7,831
                Cumulative translation adjustments        879       879
                Retained earnings                      13,319    12,973
                                                    _________ _________

                              Total stockholders' investment
                                                       22,894    22,531
                                                    _________ _________

                                                     $ 36,440  $ 35,640
                                                     ________  ________






          The accompanying notes are an integral part of these financial statements.












                                    LANDAUER, INC.

                                 Statements of Income
                          (000's, except per share amounts)
                                     (Unaudited)

                                        Three Months Ended Six Months Ended
                                        ------------------ ----------------
                                         March 31,March 31,March 31,
                                                                  March 31,
                                           1995     1994     1995   1994
                                          ------   ------   ------ -------

          Net revenues                 $  8,673 $  8,347$  16,686 $  15,834

          Costs and expenses:
             Cost of revenues             2,501    2,460    4,918     4,759
             Selling, general and administrative   2,318    2,306    4,598
                                                                      4,481
                                         ------   ------   ------    ------
                                          4,819    4,766    9,516     9,240
                                         ------   ------   ------    ------
          Operating income                3,854    3,581    7,170     6,594

          Other income, net                 347      219      642       438
                                         ------   ------   ------    ------
          Income before income taxes      4,201    3,800    7,812     7,032

          Income tax provision            1,566    1,436    2,917     2,654
                                         ------   ------  -------   -------

          Net income                   $  2,635
                                                $  2,364
                                                         $  4,895  $  4,378
                                     __________
                                              __________
                                                       ____________________

          Net income per share       $      .31
                                              $      .28
                                                       $      .58
                                                                 $      .52
                                   ____________
                                            ____________
                                                     ____________
                                                               ____________

          Average shares outstanding      8,477
                                                   8,477
                                                            8,477
                                                                      8,477
                                    ___________
                                             ___________
                                                     ____________
                                                                ___________








          The accompanying notes are an integral part of these financial statements.



















                                    LANDAUER, INC.

                              Statements of Cash Flows
                                       (000's)
                                     (Unaudited)

                                                            Six Months
          Ended
                                                            ---------------
          ---
                                                       March 31,  March 31,
                                                          1995      1994
                                                        -------    -------
          Net cash flow from operating activities:
             Net income                                $  4,895   $  4,378
               Adjustments to reconcile net income to net cash
                 from operating activities:
                    Depreciation and amortization         1,174      1,121
                    Equity in net income of foreign affiliate
                                                          (375)      (258)
                    Compensatory effect of stock options  (294)          6
                    Increase (decrease) in deferred income taxes         6
          (26)
                    Increase in accounts receivable       (736)      (576)
                    Increase in inventories                (76)      (150)
                    Decrease (increase) in prepaid expenses(78)         66
                    Decrease in accounts payable            108        100
                    Increase (decrease) in deferred contract revenue   615
          (156)
                    Increase (decrease) in accrued expenses
                                                          (540)        174
                    Net increase in other non-current assets
                                                          (460)      (556)
                                                     _____________________

                    Net cash generated from operating activities     4,239
          4,123

          Cash flow used by investing activities:
             Disposition of investments - net             3,011        486
             Acquisition of property, plant, and equipment
                                                        (1,528)      (692)
                                                     ____________________
             Net cash generated from (used by) investing activities  1,483
          (206)

          Cash flow from financing activities:
             Dividend received from foreign affiliate       349        321
             Dividends paid                             (3,984)    (3,561)
                                                     __________ __________

             Net cash used by financing activities      (3,635)    (3,240)
                                                     __________ __________

          Net increase in cash                            2,087        677

          Opening balance - cash and cash equivalents     2,178      2,862
                                                       ________   ________

          Ending balance - cash and cash equivalents   $  4,265   $  3,539
                                                       ________   ________


          Supplemental Disclosure of Cash Flow Information:
             Cash paid for income taxes                $  2,975   $  2,251
                                                       ________   ________


          Supplemental Disclosure of Non-cash Financing Activity:







             Dividend declared                         $  2,119    $ 1,865
                                                       ________    _______


          The accompanying notes are an integral part of these financial statements.






























































                                    LANDAUER, INC.

                    Notes to Financial Statements - March 31, 1995

                                     (Unaudited)

          (1)     Basis of Presentation
                  _____________________

          The accompanying unaudited condensed financial statements reflect the financial position of Landauer, Inc. ("Landauer") as of March 31, 1995 and September 30, 1994, and the results of operations and cash flows for the three-month and six-month periods ended March 31, 1995 and 1994. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Landauer as of March 31, 1995 and September 30, 1994, and the results of operations for the three-month and six-month periods ended March 31, 1995 and 1994, and cash flows for the six-month periods ended March 31, 1995 and 1994.

          The accounting policies followed by the Company are set forth in
          Note 1 to the Company's financial statements in the 1994 Landauer Annual Report on Form 10-K, which is incorporated by reference.

          The results of operations for the three-month and six-month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

          (2)     Cash Dividends
                  ______________

          On March 15, 1995, the Company declared a regular quarterly cash dividend in the amount of $.25 per share payable on April 13, 1995, to stockholders of record on March 31, 1995. On November 3, 1994, the Company declared a regular quarterly cash dividend in the amount of $.25 per share payable on January 12, 1995, to stockholders of record on December 30, 1994.

          Regular quarterly cash dividends of $.22 per share ($.88 annually) were declared during fiscal 1994.



             Management's Discussion and Analysis of Financial Condition
                              and Results of Operations

          Liquidity and Capital Resources
          _______________________________

          Landauer's cash flow from operating activities for the six months ended March 31, 1995 and 1994 amounted to $4,239,000 and $4,123,000, respectively. Investing activities for the first half of fiscal 1995 and 1994 resulted in net dispositions of principally short-term U.S. Treasury securities of $3,011,000 and $486,000, respectively. Offsetting these were acquisitions of property, plant and equipment in the amount of $1,528,000 and $692,000, respectively. The Company's financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture.










                                   LANDAUER, INC.

             Management's Discussion and Analysis of Financial Condition
                         and Results of Operations (Cont'd.)


          The Company has no long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for the balance of fiscal 1995 are expected to amount to $1,100,000, principally for the development of computer hardware and software systems and acquisition of equipment for productivity and technology enhancements. The Company anticipates that funds for these capital improvements will be provided from operations.

          The Company presently maintains no external sources of liquidity, and, in the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

          Landauer requires limited working capital for its operations since many of its customers pay for annual services in advance. Such advance payments amounted to $7,217,000 and $6,602,000, respectively, as of March 31, 1995 and September 30, 1994, and are included in deferred contract revenue. While these amounts represent approximately one-half of current liabilities, such amounts do not represent a cash requirement.

          Results of Operations
          _____________________

          Revenues for the quarter ended March 31, 1995 were 4% higher compared with the same quarter a year ago. The increase in revenues was entirely attributable to gains in the Company's traditional radiation dosimetry business. Gross margins for the second fiscal quarter were 71.2% of the revenues compared to 70.5% for the same period in fiscal 1994. The increase in margins was attributable to higher revenues and lower direct labor and overhead costs.

          Selling, general and administrative expenses were lower for the current quarter as a percent of revenues at 26.7% compared to 27.6% for the second quarter of fiscal 1995. The decrease reflected a growth in revenues with only a slight increase in expenses. As a result, operating income for the second fiscal quarter of 1995 was 44.4% of revenues compared to 42.9% for the same period last year. Income before income taxes was 48.4% of the revenues for the quarter just ended compared to 45.5% for the second fiscal quarter of 1994.

          The effective tax rate for the Company during the second quarter of fiscal 1995 was 37.3% compared with 37.8% for the same period last year. Resulting net income of $2,635,000 for the second fiscal quarter of 1995 was more than 11% higher than $2,364,000 reported in fiscal 1994. Income per share for the quarter was $.31 versus $.28 for the second fiscal quarter of 1994.













                                   LANDAUER, INC.

             Management's Discussion and Analysis of Financial Condition
                         and Results of Operations (Cont'd.)


          Revenues for the six months ended March 31, 1995, were 5% higher compared with the first six months of fiscal 1994. The increase in revenues was attributable to gains in the Company's traditional radiation dosimetry business. Gross margins for the first half of fiscal 1995 were higher at 70.5% of revenues compared with 69.9% a year ago. The increase in gross margins was principally attributable to a lower growth rate in overhead costs relative to the increase in revenues.

          Selling, general, and administrative expenses were lower for the first half of fiscal 1995 as a percent of revenues at 27.6% compared to 28.3% for the first half of fiscal 1994. The decrease reflected a lower growth rate in expenses than in revenues. As a result, operating income for the first half of fiscal 1995 was 43.0% of revenues compared to 41.6% for the same period last year. Income before income taxes was 46.8% of revenues for the six months just ended, compared with 44.4% for the same period in fiscal 1994.

          The effective tax rate for the Company during the first half of fiscal 1995 was lower at 37.3% compared with 37.7% for the first six months of 1994. Resulting net income of $4,895,000 for the first six months of 1995 was 12% higher than $4,378,000 reported in fiscal 1994. Income per share thus far in fiscal 1995 was $.58 versus $.52 for the same period in fiscal 1994.





































                                    LANDAUER, INC.

                                    March 31, 1995

          PART II.OTHER INFORMATION

          Item 2.     Legal Proceedings
                      _________________

          Landauer is involved in various legal proceedings but believes that these matters will be resolved without a material effect on its financial position.

          Item 4.     Submission of Matters to a Vote of Security Holders
                      ___________________________________________________

          At its Annual Meeting held on February 1, 1995, the shareholders voted to re-elect Marvin G. Schorr, Gary D. Eppen, and Michael D. Winfield as directors for three-year terms. Voting for all nominees were 6,971,504 shares (representing 82.2% of total shares outstanding), and votes for 127,799 shares were withheld from all nominees. Continuing as directors are Richard H. Leet,
          C. Vincent Vappi, Thomas M. Fulton, Paul B. Rosenberg, and Herbert Roth, Jr.

          Shareholders voted to approve an incentive compensation plan for executive officers with 6,655,406 shares (representing 78.5% of total shares outstanding) voting for the proposal, 197,502 against, and 248,295 abstaining.

          The shareholders also voted to reappoint Arthur Andersen LLP as the Company s auditors for the following year, with 7,028,898 shares (82.9% of total shares outstanding) voting for, 58,702 shares against, and 13,603 shares abstaining.

          Item 6.     Exhibits and Reports on Form 8-K
                      ________________________________

               (a)     No exhibits are filed with this report.
               (b)     There were no reports on Form 8-K during the quarter
          for which                  this report is filed.

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                             LANDAUER, INC.

          Date:  May 11, 1995

                                                     /s/ James M. O Connell
                                            _______________________________
                                                         James M. O'Connell
                                               Vice President and Treasurer
                                                   (Principal Financial and
                                                        Accounting Officer)