Form 10-Q/A
period 1995-03-31
LANDAUER INC
filed 1995-06-21
CIK 825410

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
                                                          ___     ____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                             Outstanding at May 11, 1995
     ---------------------------       ----------------------------
     Common stock, $.10 par value      8,477,285















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