Form 10-Q
period 1995-06-30
LANDAUER INC
filed 1995-08-11
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

     Washington, DC 20549

     FORM 10-Q

     /X/   QUARTERLY REPORT  pursuant to  Section 13  or 15(d)  of the
     Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1995 or
                                    _____________

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













     PART I.                 FINANCIAL INFORMATION


                                LANDAUER, INC.

                                Balance Sheets
                                   (000's)




                                        ASSETS
                                        ______

                                          June 30,           Sept. 30,
                                              1995                1994
                                       -----------          ----------
                                                          derived from
                                       (unaudited)(audited statements)
     Current assets:

      Cash and cash equivalents           $  2,978            $  2,178
      Short-term investments                 4,003               3,976
      Accounts receivable
       less allowances of
        $99,000 at 6/30/95
       and $138,000 at 9/30/94               6,975               6,253
      Inventories                              921                 799
      Prepaid expenses                         120                  78
      Deferred taxes on income                 826                 824
                                          --------            --------
     Total current assets                   15,823              14,108

     Property, plant and equipment,         16,794              14,935
      at cost Less: Accumulated
        depreciation and amortization        8,908               7,856
                                          --------            --------
     Net property, plant and equipment       7,886               7,079

     Investment in U.S. Treasury Securities  4,493               5,121
     Cost of purchased businesses in excess
      of net assets acquired                 2,988               3,113
     Equity in Japanese joint venture        3,930               3,688
     Other assets                            2,708               2,531
                                          --------            --------
                                          $ 37,828            $ 35,640
                                          ========            ========




     The accompanying notes are an integral part of these financial statements.














                                   LANDAUER, INC.

                               Balance Sheets (Cont'd.)
                                       (000's)


                       LIABILITIES AND STOCKHOLDERS' INVESTMENT
                       ________________________________________

                                          June 30,           Sept. 30,
                                              1995                1994
                                         ---------           ---------
                                                          derived from
                                       (unaudited)(audited statements)

     Current liabilities:

      Accounts payable                     $   380            $    218
      Deferred contract revenue              7,436               6,602
      Dividend payable                       2,119               1,865
      Accrued compensation and related costs   953                 880
      Accrued pension costs                    805                 839
      Accrued expenses                       1,226               1,178
      Accrued taxes on income                1,637               1,527
                                           -------            --------
     Total current liabilities              14,556              13,109
                                           -------            --------

     Stockholders' investment:

      Preferred stock, $.10 par value per share -
        Authorized - 1,000,000 shares
        Outstanding - None
      Common stock, $.10 par value per share -
        Authorized - 20,000,000 shares
        Outstanding - 8,477,285 shares         848                 848
        Premium paid in on common stock      7,860               7,831
        Cumulative translation adjustments     879                 879
        Retained earnings                   13,685              12,973
                                          --------            --------
     Total stockholders' investment         23,272              22,531
                                          --------            --------
                                          $ 37,828            $ 35,640
                                          ========            ========





     The accompanying notes are an integral part of these financial statements.
















                                    LANDAUER, INC.

                                 Statements of Income
                          (000's, except per share amounts)
                                     (Unaudited)

                                Three Months Ended   Nine Months Ended
                           -----------------------  ------------------
                                June 30,  June 30,  June 30,  June 30,
                                    1995      1994      1995      1994
                                --------    ------    ------   -------

     Net revenues               $  8,567  $  7,861  $ 25,253  $ 23,695

     Costs and expenses:
      Cost of revenues             2,508     2,349     7,426     7,108
      Selling, general and
        administrative             2,451     2,243     7,049     6,724
                                  ------    ------    ------    ------
                                   4,959     4,592    14,475    13,832
                                  ------    ------    ------    ------
     Operating income              3,608     3,269    10,778     9,863

     Other income, net               350       233       992       671
                                  ------    ------    ------    ------
     Income before income taxes    3,958     3,502    11,770    10,534

     Income tax provision          1,471     1,306     4,388     3,960
                                  ------    ------   -------   -------

     Net income                 $  2,487  $  2,196   $ 7,382   $ 6,574
                                ========  ========  ========  ========
     Net income per share       $    .29  $    .26   $   .87   $   .78
                                ========  ========  ========  ========
     Average shares outstanding    8,477     8,477     8,477     8,477
                                ========  ========  ========  ========







     The accompanying notes are an integral part of these financial statements.


















                                    LANDAUER, INC.

                              Statements of Cash Flows
                                       (000's)
                                     (Unaudited)

                                                        Nine Months Ended

                                                       ------------------
                                                     June 30,    June 30,
                                                         1995        1994
                                                      -------     -------
     Net cash flow from operating activities:
      Net income                                     $  7,382    $  6,574
        Adjustments to reconcile net income
        to net cash from operating activities:
         Depreciation and amortization                  1,760       1,682
         Equity in net income of foreign affiliate      (592)       (393)
         Compensatory effect of stock options           (285)           9
         Increase in deferred income taxes                (2)        (39)
         Increase in accounts receivable                (722)       (389)
         Increase in inventories                        (122)       (123)
         Decrease (increase) in prepaid expenses         (42)         133
         Increase (decrease) in accounts payable          162       (148)
         Increase (decrease) in deferred
          contract revenue                                834        (59)
         Increase in accrued expenses                     197         322
         Net increase in net long-term
          assets                                        (759)       (927)
                                                      -------     -------
         Net cash generated
          from operating activities                     7,811       6,642

     Cash flow used by investing activities:
      Disposition of investments - net                    601          16
      Acquisition of property, plant,
         and equipment                                (1,859)     (1,249)
                                                      -------    --------
      Net cash used by investing activities           (1,258)     (1,233)

     Cash flow from financing activities:
      Dividend received from foreign affiliate            350         321
      Dividends paid                                  (6,103)     (5,426)
                                                     --------    --------
      Net cash used by financing activities           (5,753)     (5,105)
                                                     --------    --------
     Net increase in cash                                 800         304

     Opening balance - cash and cash equivalents        2,178       2,862
                                                     --------    --------
     Ending balance - cash and cash equivalents      $  2,978    $  3,166
                                                     ========    ========
     Supplemental Disclosure of Cash Flow
       Information:
         Cash paid for income taxes                  $  4,338    $  3,717
                                                     ========    ========
     Supplemental Disclosure of Non-cash
       Financing Activity: Dividend declared         $  2,119     $ 1,865
                                                     ========    ========

     The accompanying notes are an integral part of these financial statements.







                               LANDAUER, INC.

               Notes to Financial Statements - June 30, 1995

                                (Unaudited)

     (1)     Basis of Presentation
             _____________________

     The accompanying unaudited condensed financial statements reflect the financial position of Landauer, Inc. ("Landauer") as of June 30, 1995 and September 30, 1994, and the results of operations and cash flows for the three-month and nine-month periods ended June 30, 1995 and 1994. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Landauer as of June 30, 1995 and September 30, 1994, and the results of operations for the three-month and nine-month periods ended June 30, 1995 and 1994, and cash flows for the nine-month periods ended June 30, 1995 and 1994.

     The accounting policies followed by the Company are set forth in
     Note 1 to the Company's financial statements in the 1994 Landauer Annual Report on Form 10-K, which is incorporated by reference.

     The results of operations for the three-month and nine-month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

     (2)     Cash Dividends
             ______________

     On June 14, 1995, the Company declared a regular quarterly cash dividend in the amount of $.25 per share payable on July 13, 1995, to stockholders of record on June 29, 1995. On March 15, 1995, the Company declared a regular quarterly cash dividend in the amount of $.25 per share payable on April 13, 1995, to stockholders of record on March 31, 1995. On November 3, 1994, the Company declared a regular quarterly cash dividend in the amount of $.25 per share payable on January 12, 1995, to stockholders of record on December 30, 1994.

     Regular quarterly cash dividends of $.22 per share ($.88 annually) were declared during fiscal 1994.


        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

     Liquidity and Capital Resources
     _______________________________

     Landauer's cash flow from operating activities for the nine months ended June 30, 1995 and 1994 amounted to $7,811,000 and $6,642,000, respectively. Investing activities for the first half of fiscal 1995 and 1994 resulted in net dispositions of principally short-term U.S. Treasury securities of $601,000 and $16,000, respectively. Offsetting these were acquisitions of property, plant and equipment in the amount of $1,859,000 and $1,249,000, respectively. The Company's financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture.








                              LANDAUER, INC.

        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (Cont'd.)


     The Company has no long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for the balance of fiscal 1995 are expected to amount to $700,000, principally for computer hardware, the development of software systems, and acquisition of equipment for productivity and technology enhancements. The Company anticipates that funds for these capital improvements will be provided from operations.

     The Company presently maintains no external sources of liquidity, and, in the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

     Landauer requires limited working capital for its operations since many of its customers pay for annual services in advance. Such advance payments amounted to $7,436,000 and $6,602,000, respectively, as of June 30, 1995 and September 30, 1994, and are included in deferred contract revenue. While these amounts represent approximately one-half of current liabilities, such amounts do not represent a cash requirement.

     Results of Operations
     _____________________

     Revenues for the quarter ended June 30, 1995 were 9% higher compared with the same quarter a year ago. The increase in revenues was entirely attributable to unit gains and higher pricing in the Company's traditional radiation dosimetry business. Gross margins for the third fiscal quarter were 70.7% of the revenues compared to 70.1% for the same period in fiscal 1994. The increase in margins was primarily attributable to higher revenues.

     Selling, general and administrative expenses were slightly higher in the current quarter as a percent of revenues at 28.6% compared to 28.5% for the third quarter of fiscal 1995. As a result, operating income for the third fiscal quarter of 1995 was 42.1% of revenues compared to 41.6% for the same period last year. Income before income taxes was 46.2% of revenues for the quarter just ended compared to 44.5% for the third fiscal quarter of 1994.

     The effective tax rate for the Company during the third quarter of fiscal 1995 was slightly lower at 37.2% compared with 37.3% for the same period last year. Resulting net income of $2,487,000 for the third fiscal quarter of 1995 was more than 13% higher than $2,196,000 reported in fiscal 1994. Income per share for the quarter was $.29 versus $.26 for the third fiscal quarter of 1994.













                              LANDAUER, INC.

        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (Cont'd.)


     Revenues for the nine months ended June 30, 1995, were about 7% higher compared with the first nine months of fiscal 1994. The increase in revenues was attributable to unit gains and higher pricing in the Company's traditional radiation dosimetry business. Gross margins for the first nine months of fiscal 1995 were higher at 70.6% of revenues compared with 70.0% a year ago. The increase in gross margins was principally attributable to a lower growth rate in costs relative to the increase in revenues.

     Selling, general, and administrative expenses were lower for the first nine months of fiscal 1995 as a percent of revenues at 27.9% compared to 28.4% for the first nine months of fiscal 1994. The decrease reflected a lower growth rate in expenses that in revenues. As a result, operating income for the first nine months of fiscal 1995 was 42.7% of revenues compared to 41.6% for the same period last year. Income before income taxes was 46.6% of revenues for the nine months just ended, compared with 44.5% for the same period in fiscal 1994.

     The effective tax rate for the Company during the first nine months of fiscal 1995 was lower at 37.3% compared with 37.6% for the first nine months of 1994. Resulting net income of $7,382,000 for the first nine months of 1995 was 12% higher than $6,574,000 reported in fiscal 1994. Income per share thus far in fiscal 1995 was $.87 versus $.78 for the same period in fiscal 1994.

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

     Date:  August 11, 1995

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