Form 10-K
period 1995-09-30
LANDAUER INC
filed 1996-01-02
CIK 825410

SECURITIES AND EXCHANGE COMMISSION                     FORM 10-K
          WASHINGTON, DC 20549

          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended September 30, 1995

          Commission File Number 1-9788

          LANDAUER, INC.
          (Exact name of registrant as specified in its charter)


                DELAWARE                            06-1218089
          (State or other jurisdiction            (I.R.S. Employer
           of incorporation or                 Identification Number)
           organization)


          2 SCIENCE ROAD, GLENWOOD, ILLINOIS 60425
          (Address of principal executive offices and zip code)

          Registrant's telephone number, including area code:
          (708) 755-7000

          Securities registered pursuant to Section 12(b) of the Act:

          COMMON STOCK WITH PAR VALUE OF $.10     AMERICAN STOCK EXCHANGE
          (Title of each class)    (Name    of     exchange    on     which
                         registered)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

            As of December 12, 1995, 8,477,285 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price on the American Stock Exchange) held by non-affiliates was approximately $158,000,000.

            Certain portions of the registrant's definitive Proxy Statement in connection with the February 7, 1996 Annual meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

          INDEX

          Item                                                        Page

          PART I







            1.   Business
                    General Description                                   6
                    Marketing and Sales                                   6
                    Patents                                               6
                    Raw Materials                                         6
                    Competition                                           6
                    Research and Development                              7
                    Environmental Regulations                             7
                    Employees and Labor Relations                         7
            2.   Properties                                               7
            3.   Legal Proceedings                                        7
            4.   Submission of Matters to a Vote of Security Holders      7
            4A.  Executive Officers of the Registrant                     7

            PART II

            5.   Market for Registrant's Common Stock
                 and Related Stockholder Matters                          8
            6.   Selected Financial Data                                  8
            7.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            8
            8.   Financial Statements and Supplementary Data
                    Consolidated Balance Sheets                          10
                    Consolidated Statements of Income                    11
                    Consolidated Statements of Stockholders' Investment  11
                    Consolidated Statements of Cash Flows                12
                    Notes to Financial Statements                        13
                    Report of Independent Public Accountants             17
            9.   Changes in and Disagreements With Accountants
                 on Accounting and Financial Disclosure                  17

            PART III

            10.  Directors and Executive Officers of the Registrant      17
            11.  Executive Compensation                                  17
            12.  Security Ownership of Certain Beneficial
                 Owners and Management                                   17
            13.  Certain Relationships and Related Transactions          17

            PART IV

            14.  Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K                                     18
                    Financial Statements                                 18
                    Financial Statement Schedules                        18
                    List of Exhibits                                     18
                    Reports on Form 8-K                                  18
                    Signatures of Registrant and Directors               19

          PART I

          ITEM 1.     BUSINESS

          GENERAL DESCRIPTION
          GENERAL DESCRIPTION

             Landauer, Inc. is a Delaware corporation organized on December 22, 1987 to carry on the radiation monitoring business previously carried on by Tech/Ops, Inc. (Tech/Ops). On February 6, 1991, the Company changed its name from Tech/Ops Landauer, Inc. to Landauer, Inc.
             The Company offers a service  for measuring, primarily  through film and thermoluminescent badges worn by client personnel, the dosages of x-ray, gamma radiation and other penetrating ionizing
          radiations to which  the wearer has been exposed.   While most of
          the Company s revenues are domestic, these services are marketed in the United Kingdom and Canada.
             Landauer's operations also include a service for detecting radon gas. Landauer also offers personnel dosimetry services for
          monitoring nitrous  oxide anesthetic  gases.   At present,  these
          services make up a small part of revenues.
             Landauer's   wholly-owned  subsidiary,  HomeBuyer's  Preferred,
          Inc., offers a  radon protection service agreement  to purchasers
          of  personal residences.   The  service is targeted  to corporate
          employee relocation programs which have generally regarded radon as a serious environmental hazard.
             Landauer's activities also include the operations of a 50%- owned subsidiary in Japan involved in radiation monitoring in that country.
             The  Company's  shares  are  listed   on  the  American   Stock
          Exchange. As of September 30, 1995, there were 8,477,285 shares outstanding.
             As  used  herein,  the  "Company"   or  "Landauer"  refers   to
          Landauer, Inc. and its wholly-owned subsidiary.

          MARKETING AND SALES

             Landauer's personnel dosimetry services are marketed primarily by full-time Company personnel located in Illinois, California, New Jersey, South Carolina, Texas, West Virginia, and the United
          Kingdom.   U.S. sales  personnel  also market  these services  in
          Canada.   Other  concerns,  market the  Company's  services on  a
          commission basis.
             The Company  has more than  40,000 customers  representing over
          800,000  individuals who  use  the Company's  services.   No  one
          customer  represents  as   much  as  one  percent   of  revenues.
          Typically,  a  client will  contract  for  a  year's  service  in
          advance,  representing  twelve  monthly  badges,  readings,   and
          reports. Sales are made principally on a subscription basis and deferred income as shown on the balance sheet represents backlog
          data.   At  September  30,  1995 and  1994,  deferred income  was
          $7,599,000 and $6,602,000, respectively.
             Radon   gas   detection  kits   are   marketed   primarily   to
          institutional  customers and  to  retail customers  through  some
          major  retail  chains  and   wholesale  distributors  to  smaller
          retailers.
             The  HomeBuyer's  Preferred   Radon  Protection   Plan  service
          agreement is marketed to companies and to their corporate relocation service providers for the benefit of purchasers of residences incident to transfers of personnel.

          PATENTS

             The Company holds exclusive world-wide licenses to patent rights for certain technologies which measure radiation exposure
          to  crystalline  materials  when stimulated  with  light.   These
          licenses were acquired by the Company from Battelle Memorial Institute in 1994 as part of a collaborative effort to develop a new generation of radiation dosimetry technology.
             Additionally, the Company holds certain patent rights which relate to various designs of alpha-track radon detection devices. These patents expire from the years 2000 through 2010.
             The Company believes that its  business is primarily  dependent







          upon  the   Company's  technical  competence,  the   quality  and
          reliability  of its  services,  and  its  prompt  and  responsive
          performance.   However, patent protection plays an important role
          in differentiating the Company from its competitors through technological leadership.
             Rights to inventions of employees working for Landauer are assigned to the Company.

          RAW MATERIALS

             The Company  has many  sources for  most of  its materials  and supplies, such  as chemicals,  and believes  that  the number  of
          sources  and  availability  of  items  are  adequate.    Landauer
          internally  produces certain of its requirements, such as plastic
          film   badge  holders.    The  Company   purchases  most  of  its
          photographic  film from a single supplier.   While it has not yet
          identified  a  second   source  for  its  film,  the  Company  is
          continuing its efforts to identify alternate suppliers and to develop alternative technologies.

          COMPETITION

             The Company  believes that  it is  the largest  company in  the
          field  of personnel radiation monitoring.   There are three major
          competitors as well as a number of small companies that operate in limited markets.
             With the exception  of Japan and the United Kingdom,  radiation
          monitoring  activities  in  most  major  foreign  countries   are
          generally conducted by government agencies. In early 1995, the Company began offering radiation monitoring services to customers in Canada following approval of the Company's devices by Canadian
          authorities.     In   the   United   States,   major   government
          installations, such as Oak Ridge National Laboratories, have their own in-house radiation monitoring services. Additionally, many large private nuclear power plants also have their own in-
          house  radiation monitoring  services.    As  stated  above,  the
          Company competes on the basis of technical competence, the quality and reliability of its services, and its prompt and responsive performance.
             Radon gas detection services represent a market in which Landauer has many large and small competitors, many of whom use short-term charcoal detectors rather than the Company's alpha-
          track detectors.   Charcoal  radon detection  technology measures
          gamma radiation (the radioactive decay products of radon gas) which has been adsorbed in charcoal after a period of from two to
          five days.    Alpha-track technology  measures  the damage  to  a
          specially formulated plastic chip caused by radioactive decay products of radon gas over periods of from two weeks to one year. In recent years, the major source of revenue for the radon gas detection market has been in institutional sales to government
          agencies.     Competition  occurs   based   on  the   alternative
          technologies available and is usually subject to a bid process.
             While Landauer believes that it has a strong position in this field, the demand for radon gas detection services has been
          declining  in  recent  years.    This  trend  has  resulted  from
          significantly diminished consumer concern about radon as a health hazard and reduced funding for radon testing in government facilities. The Company believes that a reversal of this trend is beyond its control and that these services will represent a smaller portion of its activities in the future.
             The HomeBuyer's  Preferred Radon  Protection Plan represents  a new product in a market where other, more traditional methods of detection and remediation of radon gas hazards have been employed. Competition has emerged from existing service providers as well as from start-up firms.

          RESEARCH AND DEVELOPMENT

             The  Company's technological  expertise has  been an  important
          factor  in its  growth.   The Company  regularly pursues  product
          improvements to maintain its technical position. The development of optically-stimulated luminescence dosimetry, announced last year, was funded by the Company in its collaborative effort with Battelle Memorial Institute to commercialize a new technology for
          radiation  dosimetry.    The  Company  plans  to  introduce  this
          technology to a small group of customers during 1996.
             The Company also participates regularly in several technical professional societies, both domestic and international, that are active in the fields of health physics, radiation detection and monitoring.

          ENVIRONMENTAL REGULATIONS

             The Company believes that it complies with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise protecting the environment. This compliance has not had, nor is
          it  expected   to  have,  a   material  effect  on   the  capital
          expenditures, earnings, or competitive position of Landauer.

          EMPLOYEES AND LABOR RELATIONS

             As of  September 30, 1995,  the Company  employed approximately
          260  full-time employees.   Landauer believes its  relations with
          its employees are good.

          ITEM 2.     PROPERTIES

             Landauer owns three buildings totalling approximately 60,000 square feet in Glenwood, Illinois, about 30 miles south of
          Chicago.    The  properties and equipment  of the  Company are in
          good condition and, in the opinion of management, are suitable and adequate for the Company's operations.

          ITEM 3.     LEGAL PROCEEDINGS

             Landauer   is  involved  in  various   legal  proceedings,  but
          believes that these matters will be resolved without a material effect on its financial position.

          ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

          ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

             The executive officers of the Company are as follows:

          Name of Officer       Age               Position
          _______________       ___               ________

          Thomas M. Fulton    62         President and Chief Executive
                                         Officer







          James M. O'Connell  48         Vice President, Finance,
                                         Treasurer, Secretary, and Chief
                                         Financial Officer

          Brent A. Latta      52         Vice President - Marketing

          R. Craig Yoder      42         Vice President - Operations

             Mr. Fulton had for ten years been the General Manager of the
          R. S. Landauer Jr. & Company division of Tech/Ops, Inc., the former parent of Landauer, and was elected to his current positions at the inception of the Company on December 22, 1987. Mr. O'Connell, Mr. Latta, and Dr. Yoder were elected to their positions on November 7, 1990, November 15, 1988, and February 2, 1994, respectively. Mr. O'Connell, prior to joining the Company in September 1990, was, for two years, Vice President and Chief Financial Officer of Darome, Inc., a telecommunications service and equipment manufacturing company. Mr. Latta, who joined the Company in June, 1987, had for more than five years previously been Vice President, Marketing of Sherwood Medical Company, a manufacturer and distributor of medical products. Dr. Yoder was elected to his position after serving as the Company's Technology Manager since 1983. Prior to this he was a member of the senior technical staff at Pennsylvania Power and Light, and at Battelle Pacific Northwest Laboratory.
             There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

          PART II

          ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

             The  Company's Common  Stock has  been traded  on  the American
          Stock  Exchange since 1988.   A summary  of market prices  of the
          Company's Common Stock is set forth in the table on page 20 of this Annual Report on Form 10-K. At December 12, 1995, there were approximately 600 shareholders of record.
             The Company has paid regular quarterly cash dividends since January, 1990. The Company has also paid special cash dividends in 1990 and 1992. A summary of cash dividends paid for the last two years is set forth in the table on page 20 of this Annual Report on Form 10-K.

          ITEM 6.     SELECTED FINANCIAL DATA.

             A summary of selected financial data for the last six years is set forth in the inside front cover of the Company's Annual Report to Stockholders accompanying this Annual Report on Form 10-K.

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS:

          FISCAL 1995 COMPARED TO FISCAL 1994

             Net revenues for fiscal 1995 were $34,032,000, an increase of $2,379,000, or 7.5%, over fiscal 1994. The growth in revenues primarily  resulted  from  increased  unit  sales  for  personnel
          dosimetry   services,  which  accounted  for  more  than  95%  of
          revenues, as well as higher pricing for those services. Radon-related services increased slightly compared with fiscal 1994.
             Cost of  sales as  a percentage  of net  revenues decreased  to
          29.1%  in fiscal  1995  compared  with 29.4%  a  year  ago.   The
          decrease in costs was primarily attributable to overhead costs.
             Selling, general  and administrative expenses  for fiscal  1995
          increased $437,000,  or 4.8%,  compared with fiscal  1994.   As a
          percentage of net revenues, such expenses decreased to 27.8% in fiscal 1995 from 28.5% a year ago.
             Other  income for  fiscal  1995  increased  to $1,381,000  from
          $913,000 in  fiscal 1994.   Higher interest  and income  from the
          Company's Japanese venture contributed to most of the increase.
             Income tax  expense for  fiscal  1995  was $5,985,000  compared
          with $5,334,000  in fiscal 1994.   The fiscal 1995  effective tax
          rate was 37.3% compared with 37.5% for fiscal 1994.
             As a result, net income for fiscal 1995 increased $1,158,000, or 13%, to $10,061,000. Income per share increased from $1.05 in fiscal 1994 to $1.19 in fiscal 1995.

          FISCAL 1994 COMPARED TO FISCAL 1993

             Net revenues for fiscal 1994 were $31,653,000, an increase of $2,247,000, or 7.6%, over fiscal 1993. The growth in revenues resulted from increased unit sales for personnel dosimetry services, which accounted for more than 95% of revenues, as well
          as  higher  pricing  for  those services.    Radon  gas detection
          services declined compared with fiscal 1993.
             Cost of  sales as  a percentage  of net  revenues decreased  to
          29.4% in  fiscal  1994  compared with  29.8%  a year  ago.    The
          decrease in costs was primarily attributable to lower direct labor costs.
             Selling, general  and administrative expenses  for fiscal  1994
          increased $462,000,  or 5.4%,  compared with fiscal  1993.   As a
          percentage of net revenues, such expenses decreased to 28.5% in fiscal 1994 from 29.1% a year ago.
             Other  income  for  fiscal  1994  increased  to  $913,000  from
          $752,000 in  fiscal 1993.   Higher interest  and income  from the
          Company's Japanese venture contributed to most of the increase.
             Income tax  expense for  fiscal  1994  was $5,334,000  compared
          with $4,796,000  in fiscal 1993.   The fiscal 1994  effective tax
          rate was 37.5% compared with 37.4% for fiscal 1993.
             As a result, net income for fiscal 1994 increased $880,000,  or
          11.0%, to  $8,903,000 in 1994.   Income per share  increased from
          $.95 in fiscal 1993 to $1.05 in fiscal 1994.

          FOURTH QUARTER RESULTS OF OPERATIONS

             Revenues in the fourth quarter of fiscal 1995 were $8,779,000, or 10% higher than $7,958,000 reported for the same period in fiscal 1994. The increase is primarily attributable to personnel dosimetry revenues. Net income for the quarter of $2,679,000 represented a 15% increase compared with the same period in 1994. Income per share for the fourth quarters of 1995 and 1994 was $.32 and $.27, respectively.
             Revenues in the fourth quarter of fiscal 1994 were $7,958,000, or 7.8% higher than $7,382,000 reported for the same period in fiscal 1993. The increase is attributable to personnel dosimetry revenues offsetting continued declines in radon gas detection revenues. Net income for the quarter of $2,329,000 represented a 16.6% increase compared with the same period in 1993. Income per share for the fourth quarters of 1994 and 1993 was $.27 and $.24, respectively.

          LIQUIDITY AND CAPITAL RESOURCES

             Landauer's cash flows, as shown in the statement of cash flows, can differ significantly from year to year as a result of
          the Company's investment  and financing activities.   Investments
          in short-term instruments with a maturity of greater than three months are classified separately from cash and cash equivalents in current assets and investments with maturities of greater than one year are classified as non-current assets.
             Investing activities relating to acquisitions of U.S. treasury securities amounted to $1,337,000 and $2,409,000, respectively,
          in  fiscal  1995 and  1994.    Investing  activities relating  to
          acquisition  of  property,   plant  and  equipment  amounted   to
          $2,062,000  and $1,534,000 respectively, in fiscal 1995 and 1994.
          The Company's financing activities are limited to payments of regular and special cash dividends, offset by small amounts of foreign dividends received.
             The Company has no significant long-term liabilities and its requirement for cash flow to support investing activities is
          generally  limited.   Capital expenditures  for  fiscal 1996  are
          expected to amount to $2,500,000, principally for equipment. The Company anticipates that funds for these capital improvements will be provided from operations.
             The  Company  presently   maintains  no  external   sources  of
          liquidity, and, in the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.
             Landauer requires limited working capital for its operations since many of its customers pay for annual services in advance. Such advance payments amounted to $7,599,000 and $6,602,000 respectively, as of September 30, 1995 and 1994, and are included in deferred contract revenue. While these amounts represent more than one-half of current liabilities, such amounts generally do not represent a cash requirement.
             Landauer offers radiation monitoring services in the United Kingdom and Canada. The Company's operations in these markets do not depend on significant capital resources.

          INFLATION

             From time to time the Company tries to reflect the inflationary impact of materials, labor and other operating costs and expenses in its prices. The market for the services which the Company offers, however, is highly competitive, and in some cases has limited the ability of the Company to offset any inflationary cost increases.


















          ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
          DATA

                             CONSOLIDATED BALANCE SHEETS
                            LANDAUER, INC. AND SUBSIDIARY

                                          (dollars in thousands)
   As of September 30,                                    Notes     1995       1994
   ASSETS
   Current assets:
      Cash and cash equivalents                             1   $  1,915   $  2,178
      Short-term investments                                1      6,456      3,976
      Receivables, net of allowances for doubtful accounts
        of $151,000 in 1995 and $138,000 in 1994                   6,972      6,253
      Inventories                                           1        955        799
      Prepaid expenses                                               280         78
      Deferred taxes on income                              3        746        824
   Total current assets                                           17,324     14,108
   --------------------------------------------------------------------------------
   Property, plant and equipment, at cost:                  1
      Land and improvements                                          567        547
      Buildings and improvements                                   3,187      3,228
      Equipment                                                   13,104     11,160
                                                                  16,858     14,935
        Less: accumulated depreciation and amortization            9,104      7,856
   Net property, plant and equipment                               7,754      7,079
   --------------------------------------------------------------------------------
   Investment in U.S. Treasury Securities                   1      3,978      5,121
   Cost of purchased businesses in excess of
     net assets acquired                                    1      2,946      3,113
   Equity in joint venture                                  2      4,104      3,688
   Other assets                                                    2,643      2,531
   TOTAL ASSETS                                                 $ 38,749   $ 35,640
   ================================================================================
   LIABILITIES AND STOCKHOLDERS' INVESTMENT
   Current liabilities:
      Accounts payable                                          $    638   $    218
      Dividends payable                                            2,119      1,865
      Deferred contract revenue                             1      7,599      6,602
      Accrued compensation and related costs                       1,098        880
      Accrued pension costs                                 5        704        839
      Accrued taxes on income                             1 & 3    1,587      1,527
      Other accrued expenses                                       1,219      1,178
   Total current liabilities                                      14,964     13,109
   --------------------------------------------------------------------------------
   Commitments and contingencies                            6
   STOCKHOLDERS' INVESTMENT                               4 & 6
   Preferred Stock                                                    --         --
   Common Stock                                                      848        848
   Premium paid in on common stock                                 7,561      7,831
   Cumulative translation adjustments                                819        879
   Retained earnings                                              14,557     12,973
        Total stockholders' investment                            23,785     22,531
   TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT               $ 38,749   $ 35,640
   ================================================================================

          The accompanying notes are an integral part of these financial statements.







                          CONSOLIDATED STATEMENTS OF INCOME
                            LANDAUER, INC. AND SUBSIDIARY


                                           (dollars in thousands, except per share)

   For the years ended September 30,        Notes        1995      1994        1993
   Net revenues                                      $ 34,032  $ 31,653    $ 29,406
   --------------------------------------------------------------------------------
   Costs and expenses
      Cost of sales                                     9,901     9,300       8,772
      Selling, general, and administrative    1         9,466     9,029       8,567
                                                       19,367    18,329      17,339
   --------------------------------------------------------------------------------
   Operating income                                    14,665    13,324      12,067
   Other income                               2         1,381       913         752
   --------------------------------------------------------------------------------
   Income before taxes                                 16,046    14,237      12,819
   Income taxes                             1 & 3     (5,985)   (5,334)     (4,796)
   --------------------------------------------------------------------------------
   Net Income                                        $ 10,061  $  8,903    $  8,023
   ================================================================================
   Net income per common and common equivalent share $   1.19  $   1.05    $   0.95
   ================================================================================









































                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                                                             (dollars in thousands)
                                        Premium
                                           Paid
                                          in on  Cumulative                   Total
                                Common   Common Translation  Retained Stockholders'
                                 Stock    Stock Adjustments  Earnings    Investment
   Balance September 30, 1992  $ 8,471  $   170          --  $ 10,289      $ 18,930
   Options exercised,
     net of repurchases              6       25          --        --            31
   Change in par value
     to $.10 per share         (7,629)    7,629          --        --            --
   Net income                       --       --          --     8,023         8,023
   Dividends                        --       --          --   (6,782)       (6,782)
   Compensatory effect of
     stock options                  --      (7)          --        --           (7)
   --------------------------------------------------------------------------------
   Balance September 30, 1993  $   848  $ 7,817          --  $ 11,530      $ 20,195
   Net income                       --       --          --     8,903         8,903
   Foreign currency
     translation adjustment         --       --         879        --           879
   Dividends                        --       --          --   (7,460)       (7,460)
   Compensatory effect
     of stock options               --       14          --        --            14
   --------------------------------------------------------------------------------
   Balance September 30, 1994  $   848  $ 7,831         879  $ 12,973      $ 22,531
   Options exercised,
     net of repurchases             --    (313)          --        --         (313)
   Net income                       --       --          --    10,061        10,061
   Foreign currency
     translation adjustment         --       --        (60)        --          (60)
   Dividends                        --       --          --   (8,477)       (8,477)
   Compensatory effect
     of stock options               --       43          --        --            43
   --------------------------------------------------------------------------------
   Balance September 30, 1995  $   848  $ 7,561      $  819  $ 14,557      $ 23,785
   ================================================================================

          The accompanying notes are an integral part of these financial statements.
























                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                            LANDAUER, INC. AND SUBSIDIARY


                                                             (dollars in thousands)

   For the years ended September 30,                     1995      1994        1993
   Cash flow from operating activities:
      Net income                                     $ 10,061   $ 8,903     $ 8,023

      Non-cash expenses, revenues, and gains
      reported in income
         Depreciation and amortization                  2,369     2,115       1,884
         Equity in income of joint venture              (830)     (594)       (499)
         Exercise of stock options - net                (270)        14          25
         Deferred income taxes                             78      (66)          --
   --------------------------------------------------------------------------------
                                                        1,347     1,469       1,410
   --------------------------------------------------------------------------------
      Net increase in other current assets            (1,077)     (295)       (608)
      Net increase in current liabilities               1,601     1,161         445
      Net increase in net long-term assets              (927)   (1,009)     (1,358)
   --------------------------------------------------------------------------------
                                                        (403)     (143)     (1,521)
   --------------------------------------------------------------------------------
      Net cash generated from operating activities     11,008    10,229       7,912

   Cash flow from investing activities:
      (Acquisition) disposition of investments - net  (1,337)   (2,409)         729
      Acquisition of property, plant and equipment    (2,062)   (1,534)     (2,655)
   --------------------------------------------------------------------------------
      Net cash used by investing activities           (3,399)   (3,943)     (1,926)

   Cash flow from financing activities:
      Dividend received from foreign affiliate            354       321         159
      Dividends paid                                  (8,223)   (7,291)     (6,781)
   --------------------------------------------------------------------------------
      Net cash used by financing activities           (7,869)   (6,970)     (6,622)
   --------------------------------------------------------------------------------
   Net decrease in cash                                 (263)     (684)       (636)
   Opening balance - cash and cash equivalents          2,178     2,862       3,498
   --------------------------------------------------------------------------------
   Ending balance - cash and cash equivalents         $ 1,915   $ 2,178     $ 2,862
   ================================================================================
   Supplemental Disclosure of Cash Flow Information:
      Cash paid for income taxes                      $ 5,897   $ 4,884     $ 4,471
   ================================================================================
   Supplemental Disclosure of Non-cash Financing Activity:
      Dividend declared                               $ 2,119   $ 1,865    $  1,696
      Foreign currency translation adjustment            (60)       879          --
   ================================================================================

          The accompanying notes are an integral part of these financial statements.











          NOTES TO FINANCIAL STATEMENTS, LANDAUER, INC. AND SUBSIDIARY

          1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

               The accompanying financial statements include the accounts of Landauer, Inc. and HomeBuyer s Preferred, Inc. its wholly-owned subsidiary (Landauer or the Company). Nagase-Landauer, Ltd. (50%-owned), is a Japanese corporation which is accounted for on the equity basis. All material intercompany transactions have been eliminated.
               The cost of purchased businesses included in the accompanying financial statements exceeded the fair value of net assets at the date of acquisition in the amount of $3,865,000 and has been charged to "Cost of purchased business in excess of net assets acquired." The excess is being amortized on a straight-line basis over fifteen years, except for an acquisition initiated prior to 1971 ($942,000), where in the opinion of management there has been no diminution in value. As of September 30, 1995 and 1994, accumulated amortization was $919,000 and $752,000, respectively.

          CASH EQUIVALENTS

               Cash equivalents include investments with an original maturity of three months or less.

          INVESTMENT IN U.S. TREASURY SECURITIES

               Investments in U.S. Treasury Securities having an original maturity of longer than three months but less than one year are classified as current assets. Those having an original maturity of longer than one year are classified as non-current assets.
               The Company's policy is to hold investments until maturity and accordingly are carried at cost, adjusted for accretion of discount and amortization of premium in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

          INVENTORIES

               Inventories are priced at the lower of cost or market, and costs are relieved from inventory on a first-in, first-out basis.

          REVENUES AND DEFERRED CONTRACT REVENUE

               The Company recognizes revenues and the related costs for its radiation monitoring services in the period for which such services are provided. Many customers pay for these services in advance. The Company defers recognition of a portion of revenues from sales of radon gas detection monitors until such time as the analysis of the monitors and reporting of exposure findings have been completed.
               Revenues from sales of HomeBuyer's Preferred Radon Protection Plan service agreements are substantially deferred until the Company's obligation under the terms of the agreement, generally one year or less, is completed.
               Advance payments from radiation monitoring services and the unrecognized portion of revenues from radon gas monitoring and radon plan revenues are recorded as deferred contract revenue in the Company's balance sheet.

          RESEARCH AND DEVELOPMENT

               The cost of research and development programs is charged to selling, general and administrative expense as incurred and amounted to approximately $1,460,000 in 1995, $1,585,000 in 1994, and $1,529,000 in 1993.

          DEPRECIATION AND MAINTENANCE

               Plant and equipment are depreciated on a straight-line basis over their estimated useful lives, which are primarily thirty years for buildings and five to eight years for equipment. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized.

          INCOME TAXES

               Landauer files income tax returns in the jurisdictions in which it operates. For financial statement purposes, provisions for federal and state income taxes have been computed in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 entitled "Accounting for Income Taxes."

          INCOME PER COMMON AND COMMON EQUIVALENT SHARE

               The weighted average number of outstanding common and common equivalent shares for Landauer during 1995 and 1994 was 8,477,285, and in 1993 was 8,476,282.

          2.   EQUITY IN JOINT VENTURE

               The 50% interest in the common stock of Nagase-Landauer, Ltd., a Japanese corporation located in Tokyo and engaged in providing radiation monitoring services in Japan, is accounted for on the equity basis. The related equity in earnings of this joint venture and fees earned therefrom are included in other income in the accompanying Statement of Income.
               Condensed unaudited results of operations for Nagase-Landauer, Ltd. For the three years ended September 30, 1995 are as follows, converted into U.S. dollars at the then-current rate of exchange:
          ----------------------------------------------------
          (DOLLARS IN THOUSANDS)    1995       1994       1993
          ----------------------------------------------------
          REVENUES              $ 12,390   $ 11,030   $ 10,073
          INCOME BEFORE
           INCOME TAXES            3,523      2,911      2,561
          NET INCOME               1,661      1,188        998
          FEE INCOME AND LANDAUER
           SHARE OF EQUITY IN
           EARNINGS (50%)       $  1,136    $   751    $   640
                                ========    =======    =======

               Condensed unaudited balance sheets for the years ended September 30, 1995 and 1994 are as follows:
          ----------------------------------------------------
          (DOLLARS IN THOUSANDS)               1995       1994







          ----------------------------------------------------
          CURRENT ASSETS                   $ 11,942   $ 10,062
          OTHER ASSETS                        1,681      1,905
          TOTAL ASSETS                     $ 13,623   $ 11,967
                                           ========   ========
          LIABILITIES                      $  5,414   $  4,592
          STOCKHOLDERS' INVESTMENT            8,209      7,375
                                           --------   --------
          TOTAL LIABILITIES AND
           STOCKHOLDERS' INVESTMENT        $ 13,623   $ 11,967
                                           ========   ========

          3.   INCOME TAXES

               The components of the provision for income taxes for the years ended September 30, 1995, 1994 and 1993 are as follows:

          ----------------------------------------------------
          (DOLLARS IN THOUSANDS)               1995
          ----------------------------------------------------
                                 CURRENT   DEFERRED      TOTAL
          FEDERAL                $ 4,759    $    64    $ 4,823
          STATE                    1,148         14      1,162
                                 -------    -------    -------
          TOTAL                  $ 5,907    $    78    $ 5,985
                                 =======    =======    =======
          ----------------------------------------------------
                                    1994
          ----------------------------------------------------
                                 CURRENT   DEFERRED      TOTAL
          FEDERAL                $ 4,330   $   (55)    $ 4,275
          STATE                    1,070       (11)      1,059
                                 -------    -------    -------
          TOTAL                  $ 5,400   $   (66)    $ 5,334
                                 =======    =======    =======
          ----------------------------------------------------
                                    1993
          ----------------------------------------------------
                                 CURRENT   DEFERRED      TOTAL
          FEDERAL                $ 3,783    $    69    $ 3,852
          STATE                      927         17        944
                                 -------    -------    -------
          TOTAL                  $ 4,710    $    86    $ 4,796
                                 =======    =======    =======

               The provision for taxes on income in each period differs from that which would be computed by applying the statutory U.S. federal income tax rate to the income before taxes. The following is a summary of the major items affecting the provision:

          ----------------------------------------------------
          (DOLLARS IN THOUSANDS)    1995       1994       1993
          ----------------------------------------------------
          STATUTORY FEDERAL
           INCOME TAX RATE           34%        34%        34%

          COMPUTED TAX PROVISION
           AT STATUTORY RATE     $ 5,456    $ 4,841    $ 4,358

          INCREASES(DECREASES)







           RESULTING FROM:
            STATE INCOME TAX PROVISION,
            NET OF FEDERAL BENEFIT   764        696        622
          OTHER                    (235)      (203)      (184)

          INCOME TAX PROVISION IN THE
           STATEMENT OF INCOME   $ 5,985    $ 5,334    $ 4,796
                                 =======    =======    =======

               During 1993 the Company adopted SFAS No. 109, "Accounting For Income Taxes". Accordingly, the Company recognizes certain income and expense items in different years for financial and tax reporting purposes. Temporary differences are primarily attributable to (a) utilization of accelerated depreciation methods for tax purposes, (b) amortization of badge holder and software development costs, (c) limitations on deductibility of pension costs, (d) reserves for self-insurance claims, vacation pay, and other compensation-related costs, and (e) reserves for obsolete inventory.
               Significant components of deferred taxes are as follows:

          ----------------------------------------------------
          (DOLLARS IN THOUSANDS)               1995       1994
          ----------------------------------------------------
          DEFERRED TAX ASSETS:
           BADGE HOLDER AMORTIZATION        $   688   $    626
           PENSION ACCRUAL                      436        417
           COMPENSATION EXPENSE                 360        365
           INVENTORY RESERVE                     60         66
           OTHER                                  1          5
                                            -------   --------
                                            $ 1,545    $ 1,479
                                           ========   ========

          DEFERRED TAX LIABILITIES:
           DEPRECIATION                     $   464    $   415
           SOFTWARE DEVELOPMENT                 335        240
                                           --------   --------
                                            $   799    $   655
                                           ========   ========

               Management does not believe that a valuation allowance is required for the net deferred tax asset.

          4.   CAPITAL STOCK

               Landauer has two classes of capital stock, preferred and common. During 1993, the shareholders voted to change the par value of both classes of stock from no-par to a par value of $.10 per share. The change in par value did not affect any of the existing rights of shareholders. As of September 30, 1995 and 1994 there were 8,477,285 shares of common stock issued and outstanding (20,000,000 shares are authorized). There are no shares of preferred stock issued (1,000,000 are authorized).
               Landauer has reserved 600,000 shares of common stock for grants under its Key Employee Stock Bonus and Option Plan. Recipients of grants or options must execute a standard form of noncompetition agreement. As of September 30, 1995, there have been no bonus shares issued. Options granted under this plan may be either incentive stock options or non-qualified options. Options granted become exercisable over a four-year period at a price not less than fair market value on the date of grant. The options expire ten years from the date of grant.
               During fiscal 1995, options for 40,000 shares were exercised at from $6.39 to $13.25 per share. In connection with the exercise of these options, the Company simultaneously repurchased 40,000 shares at an average price of $19.00 per share. As of September 30, 1995, non-qualified options for 525,000 shares had been granted at prices from $6.39 to $19.31 per share. At year-end, 332,330 shares were exercisable. This plan also provides for the grant of stock appreciation rights, either separately or in relation to options granted. As of September 30, 1995, no stock appreciation rights had been granted.
               On February 22, 1989, the Company entered into an agreement with its President under which options to purchase up to 100,000 shares of the Company's common stock were granted, at a price of $10.50 per share, exercisable over a ten-year period subject to the attainment of certain financial goals. For the years ended September 30, 1995, 1994, and 1993, options for the purchase of 5,520, 3,150 and 2,290 shares, respectively, became exercisable under this agreement.
               The Company has paid regular quarterly cash dividends since January, 1990. Summaries of cash dividends paid are set forth in the tables on the inside front cover and on page 20 of this report. It is the Company's intention to continue the regular quarterly cash dividend policy under currently foreseeable circumstances.

          5.   EMPLOYEE BENEFIT PLANS

             Landauer  maintains a  noncontributory defined  benefit pension
          and   retirement  plan   covering  substantially   all  full-time
          employees. The following table sets forth the funded status of the plan at September 30, 1995 and 1994 in accordance with SFAS No.87:

          ----------------------------------------------------
          (DOLLARS IN THOUSANDS)               1995       1994
          ----------------------------------------------------
          ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS
           VESTED BENEFITS                  $ 2,428    $ 2,180
           UNVESTED BENEFITS                     46         51
                                            -------    -------
          ACCUMULATED BENEFIT OBLIGATION 2,474 2,231 EFFECT OF PROJECTED FUTURE COMPENSATION
           LEVELS                             2,130      1,888
                                            -------   --------
          PROJECTED BENEFIT OBLIGATION        4,604      4,119
          PLAN ASSETS AT FAIR VALUE           3,160      2,998
                                            -------    -------
          PLAN ASSETS LESS THAN PROJECTED
           BENEFIT OBLIGATION               (1,444)    (1,121)
          UNRECOGNIZED NET LOSS                 819        368
          UNRECOGNIZED TRANSITION AMOUNT       (79)       (86)
                                            -------    -------
          ACCRUED PENSION COST              $ (704)    $ (839)
                                           ========   ========

               The Landauer net pension expense for 1995 and 1994 included the following components as defined by SFAS No. 87:

          ----------------------------------------------------





          (DOLLARS IN THOUSANDS)               1995       1994
          ----------------------------------------------------
          SERVICE COSTS/BENEFITS EARNED
           DURING THE YEAR                  $   343   $    335
          INTEREST COST ON PROJECTED
           BENEFIT OBLIGATION                   299        265
          ACTUAL RETURN ON PLAN ASSETS        (225)      (217)
          NET AMORTIZATION AND DEFERRED ITEMS    --        (6)
                                            -------   --------
          NET PENSION EXPENSE               $   417    $   377
                                            =======    =======
               Plan assets include marketable equity securities,  corporate and government debt securities, and cash and short-term investments. The average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 5.5%, respectively, and the expected long-term rate of return on assets was 8%.
               During 1993, Landauer adopted a 401(k) savings plan covering substantially all full-time employees. Qualified contributions made by employees to the plan are partially matched by the Company. $79,000 and $92,000 was provided to expense for the years ended September 30, 1995 and 1994, respectively, under this plan.
               During 1993, Landauer adopted SFAS  No. 106, "Accounting for
          Postretirement Benefits Other than Pensions" to account for the Company's unfunded retiree medical expense reimbursement plan. Under the terms of the plan which covers retirees with ten or more years of service, the Company will reimburse retirees for
          (i) a portion of the cost of coverage under the then-current medical and dental insurance plans if the retiree is under age 65, or (ii) all or a portion of the cost of Medicare and supplemental coverages if the retiree is over age 64. The amount of the Company's unrecognized transition obligation resulting from the adoption of SFAS No. 106 is $385,000 as of September 30, 1995. The effect of the adoption of this standard on the Company's financial position and results of operation was not material.
               In 1994  the Company  adopted a  Supplemental Key  Executive
          Retirement Plan which provides for certain retirement benefits payable to key officers and managers. While charges for the plan are expensed annually, the plan is not separately funded, and the maximum liability under the plan at September 30, 1995 was $637,000.

          6.   COMMITMENTS AND CONTINGENCIES

               The Company is involved in various legal proceedings, but believes that the outcome of these proceedings will not have a materially adverse effect on its financial condition.
               Landauer has entered into an Employment and Compensation Agreement with its President providing for his employment in that capacity through September 30, 1997, renewable thereafter through December 31, 1998 subject to certain financial performance standards. Under the Agreement, a non-qualified stock option for 100,000 shares (included in the options described in Note 5 above) was granted to the President which becomes exercisable for up to 10,000 shares per year on each December 1 from 1989 through 1998 under a formula reflecting average return on stockholders' investment and earnings per share over successive three-year periods. The Agreement also provides that, in the event of termination of employment, under certain circumstances, within two years after a change in control (as defined) of Landauer that is not approved by the Board of Directors, the President would receive specified benefits as defined in the Agreement.
               In  connection  with  the  1988  transfer of  the  personnel dosimetry business to Landauer, the Company has entered into a Liability Assumption and Sharing Agreement with Tech/Ops, Inc. (Tech/Ops) providing for, among other things, (i) assumption by Landauer of all determinable and contingent liabilities and obligations of Tech/Ops relating to the personnel dosimetry and radon detection business, (ii) assumption by the other former subsidiary of all determinable and contingent liabilities and obligations of Tech/Ops relating to its electronic controller business, (iii) joint and several assumption by Landauer and the other former subsidiary of all contingent liabilities of Tech/Ops and (iv) the allocation of other liabilities jointly and severally assumed to the business in which they relate or, if they relate to neither business, in ratios reflective of relative profit contributions of the respective businesses for the five years ended September 30, 1987. As a result of this Agreement, $22,000, $42,000, and $57,000 of expenses were charged to operations for the years ended September 30, 1995, 1994 and 1993, respectively.
               The  Company  maintains a  directors' retirement  plan which provides for certain retirement benefits payable to nonemployee directors. While charges for the plan are expensed annually, the plan is not separately funded, and the maximum liability under the plan at September 30, 1995 was $380,000.

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

          To the Stockholders and Directors of Landauer, Inc.
               We have audited the consolidated balance sheets of Landauer, Inc. and Subsidiary, a Delaware corporation (see Note 1), as of September 30, 1995 and 1994 and the related consolidated statements of income, stockholders' investment, and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
               In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landauer, Inc. and Subsidiary as of September 30, 1995 and 1994, and the consolidated results of its operations, and the changes in stockholders' investment and cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.

          ARTHUR ANDERSEN LLP


          Chicago, Illinois,
          November 9, 1995





          ITEM 9.   CHANGES  IN  AND   DISAGREEMENTS  WITH  ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

          PART III
          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                    The information contained under the headings Election of Directors and Beneficial Ownership of Certain Voting Securities in the Proxy Statement relating to the directors of the Company is incorporated herein by reference. The information contained in Item 4A hereof relating to the executive officers of the registrant is incorporated herein by reference.

          ITEM 11.  EXECUTIVE COMPENSATION

               Except for the information relating to Item 13 hereof and except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings Executive Compensation, Compensation Committee Report and Approval of 1996 Equity Plan in the Proxy Statement is incorporated herein by reference.













































          ITEM 12.  SECURITY  OWNERSHIP OF  CERTAIN  BENEFICIAL OWNERS  AND
          MANAGEMENT

               The information contained under the heading Beneficial Ownership of Certain Voting Securities in the Proxy Statement is incorporated herein by reference.

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Except for the information relating to Item 11 hereof and except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings Election of Directors, and Certain Relationships and Related Transactions in the Proxy Statement is incorporated herein by reference.

          PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          A-1. FINANCIAL STATEMENTS

               The financial statements of Landauer, Inc. filed as part of this Annual Report on Form 10-K are indexed at page 5.

          A-2. FINANCIAL STATEMENT SCHEDULES

               The Financial statement schedules filed as part of this Annual Report on Form 10-K have been included elsewhere in the financial statements or the notes thereto.

          A-3. List of Exhibits

          (3) (a) Certificate of Incorporation of the Registrant, as amended through February 4, 1993, is incorporated by reference to Exhibit (3) (a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

          (3) (b)   By-laws of the Registrant are incorporated by reference
          to Exhibit (3) (b) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

          (4) (a)   Specimen  common  stock certificate  of  the Registrant
          incorporated by reference to Exhibit (4) (a) to the Annual Report for the fiscal year ended September 30, 1991.

          (10) (a) Landauer, Inc. Key Employee Stock Bonus and Option Plan, as amended through June 17, 1992, is incorporated by reference to Exhibit (10) (a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

          (10) (b) Liability and Assumption Sharing Agreement among Tech/Ops, Inc., Tech/Ops Sevcon, Inc., and the Registrant is incorporated by reference to Exhibit (10) (d) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

          (10) (c) Form of Indemnification Agreement between the Registrant and each of its directors is incorporated by reference to Exhibit (10) (e) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

          (10) (d)  Employment  and Compensation  Agreement dated  February





          22, 1989 between the Registrant and Thomas M. Fulton, as amended through June 17, 1992, is incorporated by reference to Exhibit
          (10) (f) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

          (10) (e) Landauer, Inc. Directors' Retirement Plan dated March 21, 1990, incorporated by reference to Exhibit (10) (g) to Annual Report for the fiscal year ended September 30, 1990.

          (10) (f) Form of Supplemental Key Executive Retirement Plan is incorporated by reference to Exhibit (10) (h) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.


          (10) (g) The Landauer, Inc. Incentive Compensation Plan for Executive Officers is attached hereto as Exhibit 10(g).

          (21) Subsidiaries of the registrant are incorporated by reference to Exhibit (22) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

               Exhibits 10(a), 10(d), 10(e), 10(f), and 10(g) listed above are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

          B.   Reports on Form 8-K

               The Company did not file a Report on Form 8-K during the fiscal quarter ended September 30, 1995.






































          SIGNATURES OF REGISTRANT AND DIRECTORS


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LANDAUER, INC.


                                   By/s/ Thomas M. Fulton December 13, 1995
                                   ----------------------
                                   Thomas M. Fulton
                                   President and Chief
                                     Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                Title                  Date

          /s/ Thomas M. Fulton     President and          December 13, 1995
          --------------------      Director
          Thomas M. Fulton         (Principal Executive Officer)

          /s/ James M. O'Connell   Vice President,        December 13, 1995
          ----------------------    Finance
          James M. O'Connell       Treasurer and Secretary
                                   (Principal Financial and
                                   Accounting Officer)

          /s/ Gary D. Eppen        Director               December 13, 1995
          ------------------
          Gary D. Eppen

          /s/ Richard H. Leet      Director               December 13, 1995
          --------------------
          Richard H. Leet

          /s/ Paul B. Rosenberg    Director               December 13, 1995
          ---------------------
          Paul B. Rosenberg

          /s/ Herbert Roth, Jr.    Director               December 13, 1995
          ---------------------
          Herbert Roth, Jr.

          /s/ Marvin G. Schorr     Director               December 13, 1995
          --------------------
          Marvin G. Schorr

          /s/ C. Vincent Vappi     Director               December 13, 1995
          ---------------------
          C. Vincent Vappi

          /s/ Michael D. Winfield  Director               December 13, 1995
          -----------------------
          Michael D. Winfield







          QUARTERLY FINANCIAL DATA (UNAUDITED)



                                           (dollars in thousands, except per share)
   --------------------------------------------------------------------------------
                                       First    Second    Third   Fourth      Total
                                     Quarter   Quarter  Quarter  Quarter       Year
   --------------------------------------------------------------------------------
   Net revenues           1995       $ 8,013   $ 8,673  $ 8,567  $ 8,779   $ 34,032
                          1994         7,487     8,347    7,861    7,958     31,653
   --------------------------------------------------------------------------------
   Operating income       1995       $ 3,316   $ 3,854  $ 3,608  $ 3,887   $ 14,665
                          1994         3,013     3,581    3,268    3,462     13,324
   --------------------------------------------------------------------------------
   Net income             1995       $ 2,260   $ 2,635  $ 2,487  $ 2,679   $ 10,061
                          1994         2,014     2,364    2,196    2,329      8,903
   ================================================================================
   Net income per
    share (a)             1995        $  .27    $  .31   $  .29   $  .32     $ 1.19
                          1994           .24       .28      .26      .27       1.05
   ================================================================================
   Cash dividends
    per share - regular   1995         $ .25     $ .25    $ .25    $ .25    $  1.00
                          1994           .22       .22      .22      .22        .88
   ================================================================================
   Common stock price
    per share             1995 high  $ 17.00   $ 18.25  $ 19.00  $ 19.38    $ 19.38
                               low     16.13     16.25    17.50    17.63      16.13
   --------------------------------------------------------------------------------
                          1994 high  $ 16.50   $ 16.38  $ 15.50  $ 16.63    $ 16.63
                               low     14.63     14.25    13.38    13.13      13.13
   ================================================================================

          (a) Based upon a weighted average of 8,477,285 common shares outstanding for 1995 and 1994.