Form 10-Q
period 1995-12-31
LANDAUER INC
filed 1996-02-14
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

     Washington, DC 20549

     FORM 10-Q

     /X/ QUARTERLY REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1995 or
                                    _________________

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
                                                          ___     ____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                             Outstanding at February 8, 1996
     ---------------------------       -------------------------------
     Common stock, $.10 par value      8,477,285















     PART I.                 FINANCIAL INFORMATION


                                LANDAUER, INC.

                                Balance Sheets
                                   (000's)




                                        ASSETS
                                        ______

                                          Dec. 31,           Sept. 30,
                                              1995                1995
                                       -----------          ----------
                                                          derived from
                                       (unaudited)(audited statements)
     Current assets:

      Cash and cash equivalents           $  4,218            $  1,915
      Short-term investments                 5,458               6,456
      Accounts receivable
       less allowances of
        $128,000 at 12/31/95
       and $151,000 at 9/30/95               7,288               6,972
      Inventories                              953                 955
      Prepaid expenses                         208                 280
      Deferred taxes on income                 746                 746
                                           -------             -------
     Total current assets                   18,871              17,324

     Property, plant and equipment,         17,286              16,858
      at cost Less: Accumulated
        depreciation and amortization        9,499               9,104
                                          --------            --------
     Net property, plant and equipment       7,787               7,754

     Investment in U.S. Treasury Securities  3,977               3,978
     Cost of purchased businesses in excess
      of net assets acquired                 2,904               2,946
     Equity in Japanese joint venture        3,947               4,104
     Other assets                            2,576               2,643
                                         ---------           ---------
                                          $ 40,062            $ 38,749
                                          ========            ========




     The accompanying notes are an integral part of these financial statements.














                                   LANDAUER, INC.

                               Balance Sheets (Cont'd.)
                                       (000's)


                       LIABILITIES AND STOCKHOLDERS' INVESTMENT
                       ________________________________________

                                          Dec. 31,           Sept. 30,
                                              1995                1995
                                         ---------           ---------
                                                          derived from
                                       (unaudited)(audited statements)

     Current liabilities:

      Accounts payable                     $   366            $    638
      Deferred contract revenue              7,669               7,599
      Dividend payable                       2,331               2,119
      Accrued compensation and related costs   986               1,098
      Accrued pension costs                    848                 704
      Accrued expenses                       1,350               1,219
      Accrued taxes on income                2,540               1,587
                                           -------            --------
     Total current liabilities              16,090              14,964


     Stockholders' investment:

      Preferred stock, $.10 par value per share -
        Authorized - 1,000,000 shares
        Outstanding - None                      --                  --
      Common stock, $.10 par value per share -
        Authorized - 20,000,000 shares
        Outstanding - 8,477,285 shares         848                 848
        Premium paid in on common stock      7,579               7,561
        Cumulative translation adjustments     813                 819
        Retained earnings                   14,732              14,557
                                          --------            --------
     Total stockholders' investment         23,972              23,785
                                          --------            --------
                                          $ 40,062            $ 38,749
                                          ========            ========





     The accompanying notes are an integral part of these financial statements.
















                                    LANDAUER, INC.

                                 Statements of Income
                          (000's, except per share amounts)
                                     (Unaudited)

                                Three Months Ended
                           -----------------------
                                Dec. 31,  Dec. 31,
                                    1995      1994
                                --------    ------

     Net revenues               $  8,686  $  8,013

     Costs and expenses:
      Cost of revenues             2,683     2,417
      Selling, general and
        administrative             2,382     2,280
                                  ------    ------
                                   5,065     4,697
                                  ------    ------
     Operating income              3,621     3,316

     Other income, net               394       295
                                  ------    ------
     Income before income taxes    4,015     3,611

     Income tax provision          1,509     1,351
                                  ------    ------

     Net income                 $  2,506  $  2,260
                                ========  ========
     Net income per share       $    .30  $    .27
                                ========  ========
     Average shares outstanding    8,477     8,477
                                ========  ========







     The accompanying notes are an integral part of these financial statements.


















                                    LANDAUER, INC.

                              Statements of Cash Flows
                                       (000's)
                                     (Unaudited)

                                                    Three Months Ended

                                               --------------------------
                                                     Dec. 31,    Dec. 31,
                                                         1995        1994
                                                      -------     -------
     Net cash flow from operating activities:
      Net income                                     $  2,506    $  2,260
        Adjustments to reconcile net income
        to net cash from operating activities:
         Depreciation and amortization                    631         586
         Equity in net income of foreign affiliate      (228)       (159)
         Compensatory effect of stock options              18        (20)
         Decrease in deferred income taxes                 --          19
         Increase in accounts receivable                (316)       (150)
         Decrease (increase) in inventories                 2       (143)
         Decrease (increase) in prepaid expenses           72       (142)
         Increase (decrease) in accounts payable        (272)         241
         Increase in deferred contract revenue             70         254
         Increase in accrued expenses                   1,116       1,108
         Net increase in net long-term assets           (134)       (196)
                                                      -------     -------
         Net cash generated
          from operating activities                     3,465       3,658

     Cash flow used by investing activities:
      Disposition of investments - net                    999       1,499
      Acquisition of property, plant,
         and equipment                                  (428)     (1,021)
                                                      -------    --------
      Net cash generated from
         investing activities                             571         478

     Cash flow from financing activities:
      Dividend received from foreign affiliate            386         350
      Dividends paid                                  (2,119)     (1,865)
                                                     --------    --------
      Net cash used by financing activities           (1,733)     (1,515)
                                                     --------    --------
     Net increase in cash                               2,303       2,621

     Opening balance - cash and cash equivalents        1,915       2,178
                                                     --------    --------
     Ending balance - cash and cash equivalents      $  4,218    $  4,799
                                                     ========    ========
     Supplemental Disclosure of Cash Flow
       Information:
         Cash paid for income taxes                  $    556    $    144
                                                     ========    ========
     Supplemental Disclosure of Non-cash
       Financing Activity: Dividend declared         $  2,331     $ 2,119
                                                     ========    ========

     The accompanying notes are an integral part of these financial statements.








                                   LANDAUER, INC.

                  Notes to Financial Statements - December 31, 1995

                                     (Unaudited)

     (1)  Basis of Presentation
          _____________________

          The accompanying unaudited condensed financial statements reflect the financial position of Landauer, Inc. ("Landauer") as of December 31, 1995 and September 30, 1995, and the results of operations and cash flows for the three-month periods ended December 31, 1995 and 1994. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Landauer as of December 31, 1995 and September 30, 1995, and the results of operations for the three-month periods ended December 31, 1995 and 1994, and cash flows for the three-month periods ended December 31, 1995 and 1994.

          The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1995 Landauer Annual Report on Form 10-K, which is incorporated by reference.

          The results of operations for the three-month periods ended December 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

     (2)  Cash Dividends
          ______________

          On November 9, 1995, the Company declared a regular quarterly cash dividend in the amount of $.275 per share payable on January 11, 1996, to stockholders of record on December 29, 1995.

          Regular quarterly cash dividends of $.25 per share ($1.00 annually) were declared during fiscal 1995.

             Management's Discussion and Analysis of Financial Condition
                              and Results of Operations

     Liquidity and Capital Resources
     _______________________________

          Landauer's cash flow from operating activities amounted to $3,465,000 for the three months ended December 31, 1995, compared with $3,658,000 for the same period in fiscal 1995. The decrease in operating cash flow from 1995 to 1996 resulted from higher net income offset by modest changes in the components of net working capital.






















                                   LANDAUER, INC.

             Management's Discussion and Analysis of Financial Condition
                         and Results of Operations (Cont'd.)

          Investing activities for the first quarter of fiscal 1996 and 1995 resulted in net dispositions of short-term U.S. Treasury securities of $999,000 and $1,499,000, respectively. Offsetting these were acquisitions of property, plant and equipment in the amount of $428,000 and $1,021,000, respectively. The Company's financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture.

          The Company has no long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for the balance of fiscal 1996 are expected to amount to approximately $2,100,000, principally for the development of computer hardware and software systems and acquisition of equipment for productivity enhancements. The Company anticipates that funds for these capital improvements will be provided from operations.

          The Company presently maintains no external sources of liquidity, and, in the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

          Landauer requires limited working capital for its operations since many of its customers pay for annual services in advance. Such advance payments amounted to $7,669,000 and $7,599,000, respectively, as of December 31, 1995 and September 30, 1995, and are included in deferred contract revenue. While these amounts represent approximately one-half of current liabilities, such amounts generally do not represent a cash requirement.

     Results of Operations
     _____________________

          Revenues for the quarter ended December 31, 1995 were 8.4% higher compared with the same quarter a year ago. The increase in revenues was due to gains in the Company's traditional radiation dosimetry business and the HomeBuyer's Preferred Radon Protection Plan. Gross margins for the first fiscal quarter were 69.1% of the revenues compared to 69.8% for the same period in fiscal 1995. The decrease in margins was attributable to expected higher overhead costs, primarily related to the radon protection plan service offering.

          Selling, general and administrative expenses were lower for the current quarter as a percent of income at 27.4% compared to 28.5% for the first quarter of fiscal 1995. The decrease reflected a lower growth rate for expenses than for revenues. As a result, operating income for the first fiscal quarter of 1996 was 41.7% of revenues compared to 41.4% for the same period last year. Income before income taxes was 46.2% of the revenues for the quarter just ended compared to 45.1% for the first fiscal quarter of 1995.















                                    LANDAUER, INC.

                                  December 31, 1995

     PART II.  OTHER INFORMATION

     Item 2.   Legal Proceedings
               _________________

           Landauer is involved in various legal proceedings but believes that these matters will be resolved without a material effect on its financial position.

     Item 4.   Submission of Matters to a Vote of Security Holders
               ___________________________________________________

           At its Annual Meeting held on February 7, 1996, the shareholders voted to re-elect Richard H. Leet and C. Vincent Vappi as directors for three-year terms. Voting for all nominees were 6,950,676 shares (representing 82.0% of total shares outstanding), and votes for 96,488 shares were withheld from all nominees. Continuing as directors are Gary
     D. Eppen, Thomas M. Fulton, Paul B. Rosenberg, Herbert Roth, Jr., Marvin G. Schorr, and Michael D. Winfield.

           Shareholders voted to approve the 1996 Equity Plan with 6,292,442 shares (representing 74.2% of total shares outstanding) voting for the proposal, 286,545 against, and 473,708 abstaining.

           The shareholders also voted to reappoint Arthur Andersen LLP as the Company's auditors for the following year, with 7,035,365 shares (83.0% of total shares outstanding) voting for, 8,623 shares against, and 8,708 shares abstaining.

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

                                                                  LANDAUER, INC.
     Date:  February 8, 1996

                                                          /s/ James M. O'Connell
                                                 _______________________________
                                                              James M. O'Connell
                                                    Vice President and Treasurer
                                                        (Principal Financial and
                                                             Accounting Officer)