Form 10-K/A
period 1995-09-30
LANDAUER INC
filed 1996-04-08
CIK 825410

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















     SIX YEAR SELECTED FINANCIAL DATA
     LANDAUER, INC. AND SUBSIDIARY

                                       (dollars in thousands, except per share)
     ---------------------------------------------------------------------------
     For the years ended
     September 30,      1990     1991      1992     1993     1994      1995
     --------------------------------------------------------------------------
     OPERATING RESULTS

     Net revenues   $ 24,736 $ 26,932  $ 27,823 $ 29,406 $ 31,653  $ 34,032

     Operating income  9,241   10,916    11,556   12,067   13,324    14,665

     Net income        6,509    7,440     7,882    8,023    8,903    10,061

       As a percent of
       net revenues    26.3%    27.6%     28.3%    27.3%    28.1%     29.6%

     Net income per
      share (a)     $    .77 $    .88  $    .93  $   .95 $   1.05  $   1.19

     Cash dividends
      per share: (b)
       Regular           .40      .50       .65      .80      .88      1.00
       Special           .40       --       .50       --       --        --
     --------------------------------------------------------------------------
         Total      $    .80 $    .50  $   1.15 $    .80 $    .88      1.00

     Total assets   $ 24,941 $ 30,372  $ 30,431 $ 32,745 $ 35,640  $ 38,749
     ===========================================================================

          (a) Based upon a weighted average of 8,477,285 common shares outstanding for 1995 and 1994, 8,476,282 common shares outstanding for 1993 and 8,471,268 common shares outstanding for 1990 through 1992.

          (b) Shares outstanding have been restated to reflect a two-for-one stock split effective January 17, 1992.
























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