Form 10-Q
period 1996-03-31
LANDAUER INC
filed 1996-05-14
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

     Washington, DC 20549

     FORM 10-Q

     /X/ QUARTERLY REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1996 or
                                    ______________

     / / TRANSITION REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition from                     to

     Commission File Number  1-9788
                             ______


     LANDAUER, INC.
     --------------------------
     (Exact name of registrant as specified in its charter)


     Delaware                                   06-1218089
     -------------------------------            ----------------------
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

     Class                             Outstanding at May 13, 1996
     ---------------------------       ----------------------------
     Common stock, $.10 par value      8,477,285















     PART I.                 FINANCIAL INFORMATION


                                LANDAUER, INC.

                                Balance Sheets
                                   (000's)




                                        ASSETS
                                        ______

                                         March 31,           Sept. 30,
                                              1996                1995
                                       -----------          ----------
                                                          derived from
                                       (unaudited)(audited statements)
     Current assets:

      Cash and cash equivalents           $  4,198            $  1,915
      Short-term investments                 4,977               6,456
      Accounts receivable
       less allowances of
        $135,000 at 3/31/96
       and $151,000 at 9/30/95               7,914               6,972
      Inventories                              940                 955
      Prepaid expenses                         140                 280
      Deferred taxes on income                 746                 746
                                           -------             -------
     Total current assets                   18,915              17,324

     Property, plant and equipment,         17,505              16,858
      at cost Less: Accumulated
        depreciation and amortization        9,749               9,104
                                          --------            --------
     Net property, plant and equipment       7,756               7,754

     Investment in U.S. Treasury Securities  2,961               3,978
     Cost of purchased businesses in excess
      of net assets acquired                 2,863               2,946
     Equity in Japanese joint venture        3,912               4,104
     Other assets                            2,519               2,643
                                         ---------           ---------
                                          $ 38,926            $ 38,749
                                          ========            ========


     The accompanying notes are an integral part of these financial statements.
















                                   LANDAUER, INC.

                               Balance Sheets (Cont'd.)
                                       (000's)


                       LIABILITIES AND STOCKHOLDERS' INVESTMENT
                       ________________________________________

                                         March 31,           Sept. 30,
                                              1996                1995
                                         ---------           ---------
                                                          derived from
                                       (unaudited)(audited statements)

     Current liabilities:

      Accounts payable                     $   404            $    638
      Deferred contract revenue              7,819               7,599
      Dividend payable                       2,331               2,119
      Accrued compensation and related costs   941               1,098
      Accrued pension costs                  1,027                 704
      Accrued expenses                       1,475               1,219
      Accrued taxes on income                  668               1,587
                                           -------            --------
     Total current liabilities              14,665              14,964
                                           -------            --------

     Stockholders' investment:

      Preferred stock, $.10 par value per share -
        Authorized - 1,000,000 shares
        Outstanding - None                      --                  --
      Common stock, $.10 par value per share -
        Authorized - 20,000,000 shares
        Outstanding - 8,477,285 shares         848                 848
        Premium paid in on common stock      7,596               7,561
        Cumulative translation adjustments     515                 819
        Retained earnings                   15,302              14,557
                                          --------            --------
     Total stockholders' investment         24,261              23,785
                                          --------            --------
                                          $ 38,926            $ 38,749
                                          ========            ========





     The accompanying notes are an integral part of these financial statements.
















                                    LANDAUER, INC.

                                 Statements of Income
                          (000's, except per share amounts)
                                     (Unaudited)

                                Three Months Ended    Six Months Ended
                           -----------------------  ------------------
                               March 31, March 31, March 31, March 31,
                                    1996      1995      1996      1995
                                --------    ------    ------   -------

     Net revenues               $  9,492  $  8,673  $ 18,178  $ 16,686

     Costs and expenses:
      Cost of revenues             2,733     2,501     5,416     4,918
      Selling, general and
        administrative             2,557     2,318     4,939     4,598
                                  ------    ------    ------    ------
                                   5,290     4,819    10,355     9,516
                                  ------    ------    ------    ------
     Operating income              4,202     3,854     7,823     7,170

     Other income, net               408       347       803       642
                                  ------    ------    ------    ------
     Income before income taxes    4,610     4,201     8,626     7,812

     Income tax provision          1,708     1,566     3,218     2,917
                                  ------    ------   -------   -------

     Net income                 $  2,902  $  2,635   $ 5,408   $ 4,895
                                ========  ========  ========  ========
     Net income per share       $    .34  $    .31   $   .64   $   .58
                                ========  ========  ========  ========
     Average shares outstanding    8,477     8,477     8,477     8,477
                                ========  ========  ========  ========







     The accompanying notes are an integral part of these financial statements.


















                                    LANDAUER, INC.

                              Statements of Cash Flows
                                       (000's)
                                     (Unaudited)

                                                      Six Months Ended

                                                  -----------------------
                                                    March 31,   March 31,
                                                         1996        1995
                                                    ---------   ---------
     Net cash flow from operating activities:
      Net income                                     $  5,408    $  4,895
        Adjustments to reconcile net income
        to net cash from operating activities:
         Depreciation and amortization                  1,263       1,174
         Equity in net income of foreign affiliate      (489)       (375)
         Compensatory effect of stock options              35       (294)
         Decrease in deferred
          income taxes                                      0           6
         Increase in accounts receivable                (952)       (736)
         Decrease (increase) in inventories                15        (76)
         Decrease (increase) in prepaid expenses          140        (78)
         Decrease (increase) in accounts payable        (234)         108
         Decrease in deferred contract revenue            220         615
         Increase in accrued expenses                   (497)       (540)
         Net increase in other
          non-current assets                            (263)       (460)
                                                      -------     -------
         Net cash generated
          from operating activities                     4,646       4,239

     Cash flow used by investing activities:
      Purchases of U.S. Treasury Securities           (3,004)          --
      Maturities of U.S. Treasury Securities            5,500       3,011
      Acquisition of property, plant,
         and equipment                                  (794)     (1,528)
                                                      -------    --------
      Net cash generated from (used by)
         investing activities                           1,702       1,483

     Cash flow from financing activities:
      Dividend received from foreign affiliate            386         349
      Dividends paid                                  (4,451)     (3,984)
                                                     --------    --------
      Net cash used by financing activities           (4,065)     (3,635)
                                                     --------    --------
     Net increase in cash                               2,283       2,087

     Opening balance - cash and cash equivalents        1,915       2,178
                                                     --------    --------
     Ending balance - cash and cash equivalents      $  4,198    $  4,265
                                                     ========    ========
     Supplemental Disclosure of Cash Flow
       Information:
         Cash paid for income taxes                  $  4,157    $  2,975
                                                     ========    ========
     Supplemental Disclosure of Non-cash
       Financing Activity: Dividend declared         $  2,331     $ 2,119
        Foreign currency translation adjustment      $  (304)     $     0
                                                     ========    ========





     The accompanying notes are an integral part of these financial statements.

                                   LANDAUER, INC.

                    Notes to Financial Statements - March 31, 1996

                                     (Unaudited)

     (1)  Basis of Presentation
          _____________________

          The accompanying unaudited condensed financial statements reflect the financial position of Landauer, Inc. ("Landauer") as of March 31, 1996 and September 30, 1995, the results of operations for the three-month and six-month periods ended March 31, 1996 and 1995 and cash flows for the six-month periods ended March 31, 1996 and 1995. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Landauer as of March 31, 1996 and September 30, 1995, and the results of operations for the three-month and six-month periods ended March 31, 1996 and 1995, and cash flows for the six-month periods ended March 31, 1996 and 1995.

          The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1995 Landauer Annual Report on Form 10-K, which is incorporated by reference.

          The results of operations for the three-month and six-month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

      (2) Cash Dividends
          ______________

          On March 13, 1996, the Company declared a regular quarterly cash dividend in the amount of $.275 per share payable on April 11, 1996, to stockholders of record on March 28, 1996. On November 9, 1995, the Company declared a regular quarterly cash dividend in the amount of $.275 per share payable on January 11, 1996, to stockholders of record on December 29, 1995.

          Regular quarterly cash dividends of $.25 per share ($1.00 annually) were declared during fiscal 1995.

             Management's Discussion and Analysis of Financial Condition
                              and Results of Operations

     Liquidity and Capital Resources
     _______________________________

          Landauer s cash flow from operating activities for the six months ended March 31, 1996 and 1995 amounted to $4,646,000 and $4,239,000, respectively. Investing activities for the first half of fiscal 1996 and 1995 resulted in a net decrease in investments in principally U.S. Treasury securities of $3,011,000 and $2,496,000, respectively. Offsetting these were acquisitions of property, plant and equipment in the amount of $794,000 and $1,528,000, respectively. The Company s financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture.

                                   LANDAUER, INC.

             Management's Discussion and Analysis of Financial Condition
                         and Results of Operations (Cont d.)

          The Company has no long-term  liabilities and its requirement for cash
     flow  to support  investing  activities  is  generally  limited.    Capital





     expenditures for the balance of fiscal 1996 are expected to amount to $1,300,000, principally for the development of computer hardware and software systems and the acquisition of equipment to support growth, technology enhancements and cost reductions. The Company anticipates that funds for these capital improvements will be provided from operations.

          The Company presently maintains no external sources of liquidity, and, in the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

          Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments amounted to $7,819,000 and $7,599,000, respectively, as of March 31, 1996 and September 30, 1995, and are included in deferred contract revenue. While these amounts represent approximately one-half of current liabilities, such amounts do not represent a cash requirement.

     Results of Operations
     _____________________

          Revenues for the quarter ended March 31, 1996 were 9% higher compared with the same quarter a year ago. The increase in revenues was attributable to gains in the Company s traditional radiation dosimetry business and growth in radon protection plan services. Gross margins were 71.2% of the revenues for the second quarter of fiscal 1996 and fiscal 1995.

          Selling, general and administrative expenses were slightly higher for the current quarter as a percent of revenues at 26.9% compared to 26.7% for the second quarter of fiscal 1996. The increase reflected higher research and general and administrative expenses. As a result, operating income for the second fiscal quarter of 1996 was 44.3% of revenues compared to 44.4% for the same period last year. Income before income taxes was 48.6% of the revenues for the quarter just ended compared to 48.4% for the second fiscal quarter of 1995.

          The effective tax rate for the Company during the second quarter of fiscal 1996 was 37.0% compared with 37.3% for the same period last year. Resulting net income of $2,902,000 for the second fiscal quarter of 1996 was more than 10% higher than $2,635,000 reported in fiscal 1995. Income per share for the quarter was $.34 versus $.31 for the second fiscal quarter of 1995.

                                   LANDAUER, INC.

             Management's Discussion and Analysis of Financial Condition
                         and Results of Operations (Cont d.)


          Revenues for the six months ended March 31, 1996, were 9% higher compared with the first six months of fiscal 1995. The increase in revenues was attributable to gains in the Company s traditional radiation dosimetry business and growth in radon protection plan services. Gross margins for the first half of fiscal 1996 were 70.2% of revenues compared with 70.5% a year ago. The decrease in gross margins was principally attributable to higher overhead costs compared with a year ago.

          Selling, general, and administrative expenses were lower for the first half of fiscal 1996 as a percent of revenues at 27.2% compared to 27.6% for the first half of fiscal 1995. The decrease primarily reflected a lower growth rate in selling expenses compared with a year ago. Operating income for the first half of fiscal 1996 was 43.0% of revenues comparable to the same period last year. Income before income taxes was 47.5% of revenues for the six months just ended, compared with 46.8% for the same period in fiscal 1995.

          The effective tax rate for the Company during the first half of fiscal 1996 and 1995 was 37.3%. Resulting net income of $5,408,000 for the first six months of 1996 was more than 10% higher than $4,895,000 reported in fiscal 1995. Income per share thus far in fiscal 1996 was $.64 versus $.58 for the same period in fiscal 1995.

                                    LANDAUER, INC.

                                    March 31, 1996

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

          The shareholders also voted to reappoint Arthur Andersen LLP as the Company s auditors for the following year, with 7,035,365 shares (83.0% of total shares outstanding) voting for, 8,623 shares against, and 8,708 shares abstaining.

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

                                                                  LANDAUER, INC.
     Date:  May 10, 1996

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