Form 10-Q
period 1996-06-30
LANDAUER INC
filed 1996-08-12
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

     Washington, DC 20549

     FORM 10-Q

     /X/   QUARTERLY REPORT  pursuant to  Section 13  or 15(d)  of the
     Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1996 or
                                    _____________

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

     Class                             Outstanding at August 9, 1996
     ---------------------------       ----------------------------
     Common stock, $.10 par value      8,477,285













     PART I.                 FINANCIAL INFORMATION


                                LANDAUER, INC.

                                Balance Sheets
                                   (000's)




                                        ASSETS
                                        ______

                                          June 30,           Sept. 30,
                                              1996                1995
                                       -----------          ----------
                                                          derived from
                                       (unaudited)(audited statements)
     Current assets:

      Cash and cash equivalents           $  2,711            $  1,915
      Short-term investments                 6,426               6,456
      Accounts receivable
       less allowances of
        $151,000 at 6/30/96
        and $151,000 at 9/30/95              8,115               6,972
      Inventories                            1,000                 955
      Prepaid expenses                          80                 280
      Deferred taxes on income                 746                 746
                                          --------            --------
     Total current assets                   19,078              17,324

     Property, plant and equipment,         17,785              16,858
      at cost Less: Accumulated
        depreciation and amortization       10,115               9,104
                                          --------            --------
     Net property, plant and equipment       7,670               7,754

     Investment in U.S. Treasury Securities  3,934               3,978
     Cost of purchased businesses in excess
      of net assets acquired                 2,821               2,946
     Equity in Japanese joint venture        3,893               4,104
     Other assets                            2,480               2,643
                                          --------            --------
                                          $ 39,876            $ 38,749
                                          ========            ========




     The accompanying notes are an integral part of these financial statements.














                                   LANDAUER, INC.

                               Balance Sheets (Cont'd.)
                                       (000's)


                       LIABILITIES AND STOCKHOLDERS' INVESTMENT
                       ________________________________________

                                          June 30,           Sept. 30,
                                              1996                1995
                                         ---------           ---------
                                                          derived from
                                       (unaudited)(audited statements)

     Current liabilities:

      Accounts payable                     $   320            $    638
      Deferred contract revenue              8,270               7,599
      Dividend payable                       2,331               2,119
      Accrued compensation and related costs
                                             1,195               1,098
      Accrued pension costs                  1,191                 704
      Accrued expenses                       1,664               1,219
      Accrued taxes on income                  573               1,587
                                           -------            --------
     Total current liabilities              15,544              14,964
                                           -------            --------

     Stockholders' investment:

      Preferred stock, $.10 par value per share -
        Authorized - 1,000,000 shares
        Outstanding - None                      --                  --
      Common stock, $.10 par value per share -
        Authorized - 20,000,000 shares
        Outstanding - 8,477,285 shares         848                 848
        Premium paid in on common stock      7,620               7,561
        Cumulative translation adjustments     283                 819
        Retained earnings                   15,581              14,557
                                          --------            --------
     Total stockholders' investment         24,332              23,785
                                          --------            --------
                                          $ 39,876            $ 38,749
                                          ========            ========





     The accompanying notes are an integral part of these financial statements.
















                                    LANDAUER, INC.

                                 Statements of Income
                          (000's, except per share amounts)
                                     (Unaudited)

                                Three Months Ended   Nine Months Ended
                           -----------------------  ------------------
                                June 30,  June 30,  June 30,  June 30,
                                    1996      1995      1996      1995
                                --------    ------    ------   -------

     Net revenues               $  9,010  $  8,567  $ 27,188  $ 25,253

     Costs and expenses:
      Cost of revenues             2,739     2,508     8,155     7,426
      Selling, general and
        administrative             2,450     2,451     7,389     7,049
                                  ------    ------    ------    ------
                                   5,189     4,959    15,544    14,475
                                  ------    ------    ------    ------
     Operating income              3,821     3,608    11,644    10,778

     Other income, net               372       350     1,175       992
                                  ------    ------    ------    ------
     Income before income taxes    4,193     3,958    12,819    11,770

     Income tax provision          1,584     1,471     4,802     4,388
                                  ------    ------   -------   -------

     Net income                 $  2,609  $  2,487   $ 8,017   $ 7,382
                                ========  ========  ========  ========
     Net income per share       $    .31  $    .29   $   .95   $   .87
                                ========  ========  ========  ========
     Average shares outstanding    8,477     8,477     8,477     8,477
                                ========  ========  ========  ========







     The accompanying notes are an integral part of these financial statements.


















                                    LANDAUER, INC.

                              Statements of Cash Flows
                                       (000's)
                                     (Unaudited)

                                                        Nine Months Ended

                                                       ------------------
                                                     June 30,    June 30,
                                                         1996        1995
                                                      -------     -------
     Net cash flow from operating activities:
      Net income                                     $  8,017    $  7,382
        Adjustments to reconcile net income
        to net cash from operating activities:
         Depreciation and amortization                  1,865       1,760
         Equity in net income of foreign affiliate      (705)       (592)
         Compensatory effect of stock options              59       (285)
         Decrease in deferred income taxes                 --         (2)
         Increase in accounts receivable              (1,150)       (722)
         Increase in inventories                         (45)       (122)
         Decrease (increase) in prepaid expenses          200        (42)
         Increase (decrease) in accounts payable        (318)         162
         Increase in deferred contract revenue            671         834
         Increase in accrued expenses                      15         197
         Net increase in other non-current assets       (418)       (759)
                                                      -------     -------
         Net cash generated
          from operating activities                     8,191       7,811

     Cash flow from investing activities:
      Purchases of U.S. Treasury Securities           (7,350)     (2,927)
      Maturities of U.S. Treasury Securities            7,424       3,528
      Acquisition of property, plant,
         and equipment                                (1,074)     (1,859)
                                                      -------    --------
      Net cash used by investing activities           (1,000)     (1,258)

     Cash flow from financing activities:
      Dividend received from foreign affiliate            386         350
      Dividends paid                                  (6,781)     (6,103)
                                                     --------    --------
      Net cash used by financing activities           (6,395)     (5,753)
                                                     --------    --------
     Net increase in cash                                 796         800

     Opening balance - cash and cash equivalents        1,915       2,178
                                                     --------    --------
     Ending balance - cash and cash equivalents      $  2,711    $  2,978
                                                     ========    ========
     Supplemental Disclosure of Cash Flow
       Information:
         Cash paid for income taxes                  $  5,815    $  4,338
                                                     ========    ========
     Supplemental Disclosure of Non-cash
       Financing Activity: Dividend declared         $  2,331    $  2,119
                                                     ========    ========
        Foreign currency translation adjustment      $  (536)    $      0
                                                     ========    ========

     The accompanying notes are an integral part of these financial statements.






                               LANDAUER, INC.

               Notes to Financial Statements - June 30, 1996

                                (Unaudited)

     (1)     Basis of Presentation
             _____________________

     The accompanying unaudited condensed financial statements reflect the financial position of Landauer, Inc. ("Landauer") as of June 30, 1996 and September 30, 1995, and the results of operations and cash flows for the three-month and nine-month periods ended June 30, 1996 and 1995. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Landauer as of June 30, 1996 and September 30, 1995, and the results of operations for the three-month and nine-month periods ended June 30, 1996 and 1995, and cash flows for the nine-month periods ended June 30, 1996 and 1995.

     The accounting policies followed by the Company are set forth in
     Note 1 to the Company's financial statements in the 1995 Landauer Annual Report on Form 10-K, which is incorporated by reference.

     The results of operations for the three-month and nine-month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

     (2)     Cash Dividends
             ______________

     On June 12, 1996, the Company declared a regular quarterly cash dividend in the amount of $.275 per share payable on July 11, 1996, to stockholders of record on June 27, 1996. On March 13, 1996, the Company declared a regular quarterly cash dividend in the amount of $.275 per share payable on April 11, 1996, to stockholders of record on March 28, 1996. On November 9, 1995, the Company declared a regular quarterly cash dividend in the amount of $.275 per share payable on January 11, 1996, to stockholders of record on December 29, 1995.

     Regular quarterly cash dividends of $.25 per share ($1.00 annually) were declared during fiscal 1995.


        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

     Liquidity and Capital Resources
     _______________________________

     Landauer's cash flow from operating activities for the nine months ended June 30, 1996 and 1995 amounted to $8,191,000 and $7,811,000, respectively. Investing activities for the first nine months of fiscal 1996 and 1995 resulted in net dispositions of U.S. Treasury securities of $74,000 and $601,000, respectively. Offsetting these were acquisitions of property, plant and equipment in the amount of $1,074,000 and $1,859,000, respectively. The Company's financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture.









                              LANDAUER, INC.

        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (Cont'd.)


     The Company has no long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for the balance of fiscal 1996 are expected to amount to $1,000,000, principally for computer hardware, the development of software systems, and acquisition of equipment to support growth, technology enhancements and cost reductions. The Company anticipates that funds for these capital improvements will be provided from operations.

     The Company presently maintains no external sources of liquidity, and, in the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

     Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments amounted to $8,270,000 and $7,599,000, respectively, as of June 30, 1996 and September 30, 1995, and are included in deferred contract revenue. While these amounts represent more than one-half of current liabilities, such amounts do not represent a cash requirement.

     Results of Operations
     _____________________

     Revenues for the quarter ended June 30, 1996 were 5% higher compared with the same quarter a year ago. The increase in revenues was attributable to modest gains in the Company's traditional radiation dosimetry business and higher radon protection plan sales. Gross margins for the third fiscal quarter were 69.6% of the revenues compared to 70.7% for the same period in fiscal 1995. The increase in margins was primarily attributable to higher costs associated with radon protection plan revenues.

     Selling, general and administrative expenses were lower in the current quarter as a percent of revenues at 27.2% compared to 28.6% for the third quarter of fiscal 1995. As a result, operating income for the third fiscal quarter of 1996 was 42.4% of revenues compared to 42.1% for the same period last year. Income before income taxes was 46.5% of revenues for the quarter just ended compared to 46.2% for the third fiscal quarter of 1995.

     The effective tax rate for the Company during the third quarter of fiscal 1996 was slightly higher at 37.8% compared with 37.2% for the same period last year. Resulting net income of $2,609,000 for the third fiscal quarter of 1996 was 5% higher than $2,487,000 reported in fiscal 1995. Income per share for the quarter was $.31 versus $.29 for the third fiscal quarter of 1995.












                              LANDAUER, INC.

        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (Cont'd.)


     Revenues for the nine months ended June 30, 1996, were almost 8% higher compared with the first nine months of fiscal 1995. The increase in revenues was attributable to unit gains and higher pricing in the Company's traditional radiation dosimetry business, as well as higher radon protection plan sales. Gross margins for the first nine months of fiscal 1996 were lower at 70.0% of revenues compared with 70.6% a year ago. The decrease in gross margins was principally attributable to higher costs associated with the increased radon protection plan activity.

     Selling, general, and administrative expenses were lower for the first nine months of fiscal 1996 as a percent of revenues at 27.2% compared to 27.9% for the first nine months of fiscal 1995. The decrease reflected a modest growth rate in expenses relative to the level of business activity. As a result, operating income for the first nine months of fiscal 1996 was 42.8% of revenues compared to 42.7% for the same period last year. Income before income taxes was 47.1% of revenues for the nine months just ended, compared with 46.6% for the same period in fiscal 1995.

     The effective tax rate for the Company during the first nine months of fiscal 1996 was 37.5% compared with 37.3% for the first nine months of 1995. Resulting net income of $8,017,000 for the first nine months of 1996 was almost 9% higher than $7,382,000 reported in fiscal 1995. Income per share thus far in fiscal 1996 was $.95 versus $.87 for the same period in fiscal 1995.

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

     Date:  August 9, 1996

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