Form 10-K
period 1996-09-30
LANDAUER INC
filed 1996-12-30
CIK 825410

SECURITIES AND EXCHANGE COMMISSION                     FORM 10-K
          WASHINGTON, DC 20549

          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended September 30, 1996

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

            As of December 12, 1996, 8,477,285 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price on the American Stock Exchange) held by non-affiliates was approximately $168,000,000.

            Certain portions of the registrant's definitive Proxy Statement in connection with the January 29, 1997 Annual meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

          INDEX

          Item                                                        Page









          PART I
          1.   Business
                    General Description                               6
                    Marketing and Sales                               6
                    Patents                                           6
                    Raw Materials                                     6
                    Competition                                       7
                    Research and Development                          7
                    Environmental Regulations                         7
                    Employees and Labor Relations                     7
          2.   Properties                                             7
          3.   Legal Proceedings                                      7
          4.   Submission of Matters to a Vote of Security Holders    7
          4A.  Executive Officers of the Registrant                   7

          PART II
          5.   Market for Registrant's Common Stock and
               Related Stockholder Matters                            8
          6.   Selected Financial Data                                8
          7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations          8
          8.   Financial Statements and Supplementary Data
                    Consolidated Balance Sheets                       10
                    Consolidated Statements of Income                 11
                    Consolidated Statements of Stockholders'
                    Investment                                        11
                    Consolidated Statements of Cash Flows             12
                    Notes to Financial Statements                     13
                    Report of Independent Public Accountants          17
          9.   Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure                 17

          PART III
          10.  Directors and Executive Officers of the Registrant     17
          11.  Executive Compensation                                 17
          12.  Security Ownership of Certain Beneficial
               Owners and Management                                  17
          13.  Certain Relationships and Related Transactions         17

          PART IV
          14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                    18
                    Financial Statements                              18
                    Financial Statement Schedules                     18
                    List of Exhibits                                  18
                    Reports on Form 8-K                               18
                    Signatures of Registrant and Directors            19

          PART I

          Item 1.   Business

          General Description

               Landauer, Inc. is a Delaware corporation organized on December 22, 1987 to carry on the radiation monitoring business previously carried on by Tech/Ops, Inc. (Tech/Ops). On February 6, 1991, the Company changed its name from Tech/Ops Landauer, Inc. to Landauer, Inc.
               The  Company  offers  a  service  for  measuring,  primarily through film and thermoluminescent badges worn by client personnel, the dosages of x-ray, gamma radiation and other penetrating ionizing radiations to which the wearer has been exposed. While most of the Company s revenues are domestic, these services are marketed in the United Kingdom and Canada.
               Landauer's operations also include a service for detecting radon gas. Landauer also offers personnel dosimetry services for monitoring nitrous oxide anesthetic gases. At present, these services make up a small part of revenues.
               Landauer's wholly-owned subsidiary, HomeBuyer's Preferred, Inc., offers a radon monitoring service and when warranted, remediation to purchasers of personal residences. The service is targeted to corporate employee relocation programs which have generally regarded radon as a serious environmental hazard.
               Landauer's activities also include the operations of a 50%- owned subsidiary in Japan involved in radiation monitoring in that country.
               The Company's shares are listed on the American Stock Exchange. As of September 30, 1996, there were 8,477,285 shares outstanding.
               As used herein, the "Company" or "Landauer" refers to Landauer, Inc. and its wholly-owned subsidiary.

          Marketing and Sales

               Landauer's personnel dosimetry services are marketed primarily by full-time Company personnel located in Illinois, Michigan, California, New Hampshire, New Jersey, Georgia, Texas, and the United Kingdom. U.S. sales personnel also market these services in Canada. Other firms and individuals market the Company's services on a commission basis, primarily to small customers.
               The Company has more than 45,000 customers representing almost 900,000 individuals who use the Company's services. Typically, a client will contract for a year's service in advance, representing twelve monthly badges, readings, and reports. Sales are made principally on a subscription basis and deferred income as shown on the balance sheet represents advance payment for services to be rendered. At September 30, 1996 and 1995, deferred income was $8,375,000 and $7,599,000, respectively.
               Radon gas detection kits are marketed primarily to institutional customers and to retail customers through some major retail chains and wholesale distributors to smaller retailers.
               The HomeBuyer's Preferred Radon Protection Plan service agreement is marketed to companies and to their corporate relocation service providers for the benefit of purchasers of residences incident to transfers of personnel.

          Patents

               The Company holds exclusive world-wide licenses to patent rights for certain technologies which measure radiation exposure to crystalline materials when stimulated with light. These licenses were acquired by the Company from Battelle Memorial Institute in 1994 as part of a collaborative effort to develop a new generation of radiation dosimetry technology.
               At this time the Company is developing a commercial radiation dosimetry service offering which utilizes the optically stimulated technology. The importance of the licenses cannot be determined until the technology is fully developed and implemented as a commercial service.
               Additionally, the Company holds certain patent rights which relate to various designs of alpha-track radon detection devices. These patents expire from the years 2000 through 2010.
               The Company believes that its business is primarily dependent upon the Company's technical competence, the quality and reliability of its services, and its prompt and responsive performance.
               Rights to inventions of employees working for Landauer are assigned to the Company.

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

          Competition

          There are  two major  competitors as  well as  a number  of small companies that operate in limited markets. During 1996, the Company's two largest competitors merged to form the second largest personnel dosimetry service in the U.S.
               With the exception of Japan and the United Kingdom, radiation monitoring activities in most major foreign countries are generally conducted by government agencies. The Japanese market is served by the Company through its 50%-owned joint venture, Nagase-Landauer, Ltd. Customers in the United Kingdom are served by the Company's facility in Oxford. In early 1995, the Company began offering radiation monitoring services to customers in Canada following approval of the Company's devices by Canadian authorities. In the United States, major government installations, such as Oak Ridge National Laboratories, have their own in-house radiation monitoring services. Additionally, many large private nuclear power plants also have their own in-house radiation monitoring services. As stated above, the Company competes on the basis of technical competence, the quality and reliability of its services, and its prompt and responsive performance.
               Radon gas detection services represent a market in which Landauer has many large and small competitors, many of whom use short-term charcoal detectors rather than the Company's alpha-track detectors. Charcoal radon detection technology measures gamma radiation (the radioactive decay products of radon gas) which has been adsorbed in charcoal after a period of from two to five days. Alpha-track technology measures the damage to a specially formulated plastic chip caused by radioactive decay products of radon gas over periods of from two weeks to one year. Competition occurs based on the alternative technologies available and is usually subject to a bid process.
               The HomeBuyer's Preferred Radon Protection Plan represents a relatively new product sold exclusively to the corporate relocation  market.  In  the past,  more  traditional  methods of detection and remediation of radon gas hazards have been employed. Competition has emerged from existing providers of environmental testing as well as from start-up firms.

          Research and Development

               The Company's technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. The development of optically-stimulated luminescence dosimetry, announced in 1994, was funded by the Company in its collaborative effort with Battelle Memorial Institute to commercialize a new technology for radiation dosimetry. The Company plans to continue its gradual introduction of this technology during 1997.
               The Company also participates regularly in several technical professional societies, both domestic and international, that are active in the fields of health physics, radiation detection and monitoring.

          Environmental Regulations

               The  Company believes that  it complies with  federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise protecting the environment. This compliance has not had, nor is it expected to have, a material effect on the capital expenditures, financial condition, liquidity, results of operation, or competitive position of Landauer.

          Employees and Labor Relations

               As of September 30, 1996, the Company employed approximately 260 full-time employees. Landauer believes its relations with its employees are good.

          Item 2.   Properties

               Landauer owns three adjacent buildings totalling approximately 60,000 square feet in Glenwood, Illinois, about 30 miles south of Chicago. The properties and equipment of the Company are in good condition and, in the opinion of management, are suitable and adequate for the Company's operations.

          Item 3.   Legal Proceedings

               Landauer is involved in various legal proceedings, but believes that these matters will be resolved without a material effect on its liquidity, results of operation, or financial position.

          Item 4.   Submission of Matters to a Vote of Security Holders

               None.

          Item 4A.  Executive Officers of the Registrant

               The executive officers of the Company are as follows:

          Name of Officer               Age       Position








          Thomas M. Fulton              63        President and
                                                  Chief Executive Officer

          James M. O'Connell            49        Vice President, Finance,
                                                  Treasurer, Secretary, and
                                                  Chief Financial Officer

          Brent A. Latta                53        Vice President -
                                                  Marketing

          R. Craig Yoder                44        Vice President-
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

          PART II

          Item 5.   Market  for  Registrant's   Common  Stock  and  Related
          Stockholder Matters

               The Company's Common Stock has been traded on the American Stock Exchange since 1988. A summary of market prices of the Company's Common Stock is set forth in the table on page 20 of this Annual Report on Form 10-K. At December 12, 1996, there were approximately 600 shareholders of record. There were no sales of unregistered securities during fiscal 1996.
               The Company has paid regular quarterly cash dividends since January, 1990. The Company has also paid special cash dividends in 1990 and 1992. A summary of cash dividends paid for the last two years is set forth in the table on page 20 of this Annual Report on Form 10-K.

          Item 6.   Selected Financial Data

               A summary of selected financial data for the last six years is set forth in the inside front cover of the Company's Annual Report to Stockholders accompanying this Annual Report on Form 10-K.

          Item 7.   Management's  Discussion  and   Analysis  of  Financial
          Condition and Results of Operations








          Results of Operations

          Fiscal 1996 Compared to Fiscal 1995

               Net revenues for fiscal 1996 were $36,516,000, an increase of $2,484,000, or 7.3%, over fiscal 1995. The growth in revenues resulted from increased unit sales and pricing for personnel dosimetry services and from increased sales of radon protection service agreements.
               Cost of sales as a percentage of net revenues increased to 30.1% in fiscal 1996 compared with 29.1% a year ago. The increase in costs was primarily attributable to higher costs associated with the increase in radon protection service agreement revenues.
               Selling, general and administrative expenses for fiscal 1996 increased $210,000, or 2.2%, compared with fiscal 1995. As a percentage of net revenues, such expenses decreased to 26.5% in fiscal 1996 from 27.8% a year ago.
               Other income for fiscal 1996 increased to $1,579,000 from $1,381,000 in fiscal 1995. Higher interest and income from the Company's Japanese venture contributed to most of the increase.
               Income tax expense for fiscal 1996 was $6,518,000 compared with $5,985,000 in fiscal 1995. The fiscal 1996 effective tax rate was 37.4% compared with 37.3% for fiscal 1995.
               As a result, net income for fiscal 1996 increased $838,000, or 8.3%, to $10,899,000. Income per share increased from $1.19 in fiscal 1995 to $1.29 in fiscal 1996.

          Fiscal 1995 Compared to Fiscal 1994

               Net revenues for fiscal 1995 were $34,032,000, an increase of $2,379,000, or 7.5%, over fiscal 1994. The growth in revenues resulted from increased unit sales for personnel dosimetry services, which accounted for more than 95% of revenues, as well as higher pricing for those services. Radon-related services increased slightly compared with fiscal 1994.
               Cost of sales as a percentage of net revenues decreased to 29.1% in fiscal 1995 compared with 29.4% a year ago. The decrease in costs was primarily attributable to overhead costs.
               Selling, general and administrative expenses for fiscal 1995 increased $437,000, or 4.8%, compared with fiscal 1994. As a percentage of net revenues, such expenses decreased to 27.8% in fiscal 1995 from 28.5% a year ago.
               Other income for fiscal 1995 increased to $1,381,000 from $913,000 in fiscal 1994. Higher interest and income from the Company's Japanese venture contributed to most of the increase.
               Income tax expense for fiscal 1995 was $5,985,000 compared with $5,334,000 in fiscal 1994. The fiscal 1995 effective tax rate was 37.3% compared with 37.5% for fiscal 1994.
               As a result, net income for fiscal 1995 increased $1,158,000, or 13.0%, to $10,061,000. Income per share increased from $1.05 in fiscal 1994 to $1.19 in fiscal 1995.

          Fourth Quarter Results of Operations

               Revenues in the fourth quarter of fiscal 1996 were $9,328,000, or 6.3% higher than $8,779,000 reported for the same period in fiscal 1995. The increase is attributable to gains in personnel dosimetry revenues and radon-related activities. Net income for the quarter of $2,882,000 represented a 7.6% increase compared with the same period in 1995. Income per share for the fourth quarters of 1996 and 1995 was $.34 and $.32, respectively.
               Revenues in the fourth quarter of fiscal 1995 were $8,779,000, or 10% higher than $7,958,000 reported for the same period in fiscal 1994. The increase is primarily attributable to personnel dosimetry revenues. Net income for the quarter of $2,679,000 represented a 15% increase compared with the same period in 1994. Income per share for the fourth quarters of 1995 and 1994 was $.32 and $.27, respectively.

          Liquidity and Capital Resources

               Landauer's cash flows, as shown in the statement of cash flows, can differ significantly from year to year as a result of the Company's investment and financing activities. Investments in short-term instruments with a maturity of greater than three months are classified separately from cash and cash equivalents in current assets and investments with maturities of greater than one year are classified as non-current assets.
               Net dispositions of U.S. treasury securities amounted to $387,000 and $1,337,000, respectively, in fiscal 1996 and 1995.
          Investing activities relating to acquisition of property, plant and equipment amounted to $1,383,000 and $2,062,000 respectively, in fiscal 1996 and 1995. The Company's financing activities are limited to payments of regular and special cash dividends, offset by small amounts of foreign dividends received.
               The Company has no significant long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for fiscal 1997 are expected to amount to $2,500,000, principally for equipment and software development. The Company anticipates that funds for these capital improvements will be provided from operations.
               The Company presently maintains no external sources of liquidity, and, in the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.
               Landauer requires limited working capital for its operations since many of its customers pay for annual services in advance. Such advance payments amounted to $8,375,000 and $7,599,000 respectively, as of September 30, 1996 and 1995, and are included in deferred contract revenue. While these amounts represent more than one-half of current liabilities, such amounts generally do not represent a cash requirement.
               Landauer offers radiation monitoring services in the United Kingdom and Canada. The Company's operations in these markets do not depend on significant capital resources.

          Inflation

               From time to time the Company tries to reflect the inflationary impact of materials, labor and other operating costs and expenses in its prices. The market for the services which the Company offers, however, is highly competitive, and in some cases has limited the ability of the Company to offset any inflationary cost increases.

          Computer Software Modifications

               Many of the Company's computer systems will require modification or replacement over the next three years in order to render these systems compliant with the year 2000. Earlier in








          1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus that the cost associated with modifying internal use software for the year 2000 should be expensed as incurred.
               At this time, the Company has not determined the cost of modifying or replacing its internal use software to become year 2000 compliant. Management does not believe that these costs will materially impact the Company's results of operations or financial condition through the end of fiscal 1999.

          ITEM 8.     Consolidated Financial Statements and Supplementary
          Data

                             CONSOLIDATED BALANCE SHEETS
                            LANDAUER, INC. AND SUBSIDIARY

                                          (dollars in thousands)
   As of September 30,                                    Notes     1996       1995

   ASSETS
   Current assets:
      Cash and cash equivalents                             1    $ 3,359    $ 1,915
      Short-term investments                                1      7,885      6,456
      Receivables, net of allowances for doubtful accounts
        of $161,000 in 1996 and $151,000 in 1995                   7,545      6,972
      Inventories                                           1        879        955
      Prepaid expenses                                               152        280
      Deferred taxes on income                              3      1,499        746
   Total current assets                                           21,319     17,324

   Property, plant and equipment, at cost:                  1
      Land and improvements                                          567        567
      Buildings and improvements                                   3,187      3,187
      Equipment                                                   14,311     13,104
                                                                  18,065     16,858
        Less: accumulated depreciation and amortization           10,340      9,104
   Net property, plant and equipment                               7,725      7,754

   Investment in U.S. Treasury Securities                   1      2,936      3,978
   Cost of purchased businesses in excess of
    net assets acquired                                     1      2,779      2,946
   Equity in joint venture                                  2      4,069      4,104
   Other assets                                                    2,775      2,643
   TOTAL ASSETS                                                 $ 41,603   $ 38,749

   LIABILITIES AND STOCKHOLDERS' INVESTMENT
   Current liabilities:
      Accounts payable                                        $      422  $     638
      Dividends payable                                            2,331      2,119
      Deferred contract revenue                             1      8,375      7,599
      Accrued compensation and related costs                       1,235      1,098
      Accrued pension costs                                 5      1,265        704
      Accrued taxes on income                             1 & 3    1,335      1,587
      Other accrued expenses                                       1,781      1,219
   Total current liabilities                                      16,744     14,964

   Commitments and contingencies                            6








   STOCKHOLDERS' INVESTMENT                               4 & 6
   Preferred Stock                                                    --         --
   Common Stock                                                      848        848
   Premium paid in on common stock                                 7,642      7,561
   Cumulative translation adjustments                                238        819
   Retained earnings                                              16,131     14,557
        Total stockholders' investment                            24,859     23,785
   TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT               $ 41,603   $ 38,749

   The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED STATEMENTS OF INCOME
                            LANDAUER, INC. AND SUBSIDIARY


                                           (dollars in thousands, except per share)

   For the years ended September 30,        Notes        1996      1995        1994

   Net revenues                                      $ 36,516  $ 34,032    $ 31,653
   Costs and expenses
      Cost of sales                                    11,002     9,901       9,300
      Selling, general, and administrative    1         9,676     9,466       9,029
                                                       20,678    19,367      18,329
   Operating income                                    15,838    14,665      13,324
   Equity in income of joint venture          2           781       830         594
   Other income                                           798       551         319
   Income before taxes                                 17,417    16,046      14,237
   Income taxes                             1 & 3     (6,518)   (5,985)     (5,334)
   Net Income                                        $ 10,899  $ 10,061    $  8,903
   Net income per common and
   common equivalent share                           $   1.29  $   1.19    $   1.05


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                                                             (dollars in thousands)
                                        Premium
                                           Paid
                                          in on  Cumulative                   Total
                                Common   Common Translation  Retained Stockholders'
                                 Stock    Stock Adjustments  Earnings    Investment

   Balance September 30, 1993   $  848  $ 7,817          --  $ 11,530      $ 20,195
   Net income                       --       --          --     8,903         8,903
   Foreign currency
    translation adjustment          --       --         879        --           879
   Dividends                        --       --          --   (7,460)       (7,460)
   Compensatory effect of
    stock options                   --       14          --        --            14

   Balance September 30, 1994   $  848  $ 7,831         879  $ 12,973      $ 22,531
   Options exercised, net of
    repurchases                     --    (313)          --        --         (313)








   Net income                       --       --          --    10,061        10,061
   Foreign currency translation
    adjustment                      --       --        (60)        --          (60)
   Dividends                        --       --          --   (8,477)       (8,477)
   Compensatory effect of
    stock options                   --       43          --        --            43

   Balance September 30, 1995   $  848  $ 7,561         819  $ 14,557      $ 23,785
   Net income                       --       --          --    10,899        10,899
   Foreign currency translation
    adjustment                      --       --       (581)        --         (581)
   Dividends                        --       --          --   (9,325)       (9,325)
   Compensatory effect of
    stock options                   --       81          --        --            81
   Balance September 30, 1996   $  848  $ 7,642      $  238  $ 16,131      $ 24,859

   The accompanying notes are an integral part of these financial statements.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                            LANDAUER, INC. AND SUBSIDIARY


                                                             (dollars in thousands)

   For the years ended September 30,                     1996      1995        1994

   Cash flow from operating activities:
   Net income                                        $ 10,899  $ 10,061    $  8,903
   Non-cash expenses, revenues, and gains
      reported in income
         Depreciation and amortization                  2,469     2,369       2,115
         Equity in income of joint venture              (781)     (830)       (594)
         Compensatory effect of stock options              81        43          14
         Deferred income taxes                          (753)        78        (66)
                                                        1,016     1,660       1,469

      Net increase in other current assets              (369)   (1,077)       (295)
      Net increase in current liabilities               1,568     1,601       1,161
      Net increase in net long-term assets            (1,173)     (927)     (1,009)

                                                          26      (403)       (143)

      Net cash generated from operating activities     11,941    11,318      10,229

   Cash flow from investing activities:
      Disposition of investments                       10,873     5,521       3,039
      Acquisition of investments                     (11,260)   (6,858)     (5,448)
      Acquisition of property, plant and equipment    (1,383)   (2,062)     (1,534)

      Net cash used by investing activities           (1,770)   (3,399)     (3,943)

   Cash flow from financing activities:
      Exercise of stock options - net                      --     (313)          --
      Dividend received from foreign affiliate            386       354         321
      Dividends paid                                  (9,113)   (8,223)     (7,291)

      Net cash used by financing activities           (8,727)   (8,182)     (6,970)









   Net increase (decrease) in cash                      1,444     (263)       (684)
   Opening balance - cash and cash equivalents          1,915     2,178       2,862

   Ending balance - cash and cash equivalents         $ 3,359   $ 1,915     $ 2,178

   Supplemental Disclosure of Cash Flow Information:
      Cash paid for income taxes                      $ 7,523   $ 5,897     $ 4,884

   Supplemental Disclosure of Non-cash Financing Activity:
      Dividend declared                               $ 2,331   $ 2,119     $ 1,865
      Foreign currency translation adjustment           (581)      (60)         879

   The accompanying notes are an integral part of these financial statements.

          Notes to Financial Statements, Landauer, Inc. and Subsidiary

          1.   Summary of Significant Accounting Policies

          Basis of Presentation

               The accompanying financial statements include the accounts of Landauer, Inc. and HomeBuyer's Preferred, Inc., its wholly-owned subsidiary ("Landauer" or the "Company"). Nagase-Landauer, Ltd. (50%-owned), is a Japanese corporation which is accounted for on the equity basis. All material intercompany transactions have been eliminated.
               The cost of purchased businesses included in the accompanying financial statements exceeded the fair value of net assets at the date of acquisition in the amount of $3,865,000 and has been charged to "Cost of purchased business in excess of net assets acquired." The excess is being amortized on a straight-line basis over fifteen years, except for an acquisition initiated prior to 1971 ($942,000), where in the opinion of management there has been no diminution in value. As of September 30, 1996 and 1995, accumulated amortization was $1,086,000 and $919,000, respectively.

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








          Revenues and Deferred Contract

              Revenue

               The Company recognizes revenues and the related costs for its services in the periods for which such services are provided. Many customers pay for these services in advance. The amounts recorded as deferred contract revenue in the balance sheet represent customer deposits invoiced in advance during the preceding twelve months for services to be rendered over the succeeding twelve months and are net of services rendered through the respective balance sheet date. Management believes that the amount of deferred contract revenue shown at the respective balance sheet date fairly represents the level of business activity it expects to conduct with customers invoiced under this arrangement.

          Research and Development

               The cost of research and development programs is charged to selling, general and administrative expense as incurred and amounted to approximately $1,534,000 in 1996, $1,460,000 in 1995, and $1,585,000 in 1994.

          Depreciation and Maintenance

               Plant and equipment are depreciated on a straight-line basis over their estimated useful lives, which are primarily thirty years for buildings and five to eight years for equipment. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized.

          Income Taxes

               Landauer files income tax returns in the jurisdictions in which it operates. For financial statement purposes, provisions for federal and state income taxes have been computed in accordance with the provisions of SFAS No. 109 entitled
          "Accounting for Income Taxes."

          Income per Common and Common

              Equivalent Share

               The weighted average number of outstanding common and common equivalent shares for Landauer during 1996, 1995, and 1994 was 8,477,285.

          Use of Estimates

               Management has made certain estimates and assumptions that affect the reported amount of assets and liabilities during the preparation of the financial statements. Actual results could differ from these estimates. However, management does not believe they would have a material effect on operating results.

          2.   Equity in Joint Venture

               The 50% interest in the common stock of Nagase-Landauer, Ltd., a Japanese corporation located in Tokyo and engaged in providing radiation monitoring services in Japan, is accounted for on the equity basis. The related equity in earnings of this joint venture and fees earned therefrom are included in other income in the accompanying Statements of Income.

               Condensed unaudited results of operations for Nagase-Landauer, Ltd. for the three years ended September 30, 1996 are as follows, converted into U.S. dollars at the then-current rate of exchange:

          ----------------------------------------------------
          (DOLLARS IN THOUSANDS)    1996       1995       1994
          ----------------------------------------------------
          REVENUES              $ 12,116   $ 12,390   $ 11,030
          INCOME BEFORE
           INCOME TAXES            3,234      3,523      2,911
          NET INCOME               1,563      1,661      1,188
          AVERAGE EXCHANGE
           RATE (YEN/$)            108.3       94.7       98.4
                                ========    =======    =======

               Condensed unaudited balance sheets for the years ended September 30, 1996 and 1995 are as follows:

          ----------------------------------------------------
          (DOLLARS IN THOUSANDS)               1996       1995
          ----------------------------------------------------
          CURRENT ASSETS                   $ 11,721   $ 11,942
          OTHER ASSETS                        1,244      1,681
          TOTAL ASSETS                     $ 12,965   $ 13,623
                                           ========   ========
          LIABILITIES                      $  4,826   $  5,414
          STOCKHOLDERS' INVESTMENT            8,139      8,209
                                           --------   --------
          TOTAL LIABILITIES AND
           STOCKHOLDERS' INVESTMENT        $ 12,965   $ 13,623
                                           ========   ========
          3. Income Taxes

               The components of the provision for income taxes for the years ended September 30, 1996, 1995 and 1994 are as follows:

          ----------------------------------------------------
          (DOLLARS IN THOUSANDS)               1996
          ----------------------------------------------------
                                 CURRENT   DEFERRED      TOTAL
          FEDERAL                $ 5,843    $ (605)    $ 5,238
          STATE                    1,428      (148)      1,280
                                 -------    -------    -------
          TOTAL                  $ 7,271    $ (753)    $ 6,518
                                 =======    =======    =======
          ----------------------------------------------------
                                               1995
          ----------------------------------------------------
                                 CURRENT   DEFERRED      TOTAL
          FEDERAL                $ 4,759    $    64    $ 4,823
          STATE                    1,148         14      1,162
                                 -------    -------    -------
          TOTAL                  $ 5,907    $    78    $ 5,985
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
                                 =======    =======    =======

               The provision for taxes on income in each period differs from that which would be computed by applying the statutory U.S. federal income tax rate to the income before taxes. The following is a summary of the major items affecting the provision:

          ----------------------------------------------------
          (DOLLARS IN THOUSANDS)    1996       1995       1994
          ----------------------------------------------------
          STATUTORY FEDERAL
           INCOME TAX RATE           34%        34%        34%

          COMPUTED TAX PROVISION
           AT STATUTORY RATE     $ 5,922    $ 5,456    $ 4,841

          INCREASES(DECREASES)
           RESULTING FROM:
            STATE INCOME TAX PROVISION,
            NET OF FEDERAL BENEFIT   833        764        696
          OTHER                    (237)      (235)      (203)

          INCOME TAX PROVISION IN THE
           STATEMENT OF INCOME   $ 6,518    $ 5,985    $ 5,334
                                 =======    =======    =======


               The Company has adopted SFAS No. 109, "Accounting For Income Taxes". Accordingly, the Company recognizes certain income and expense items in different years for financial and tax reporting purposes. Temporary differences are primarily attributable to (a) utilization of accelerated depreciation methods for tax purposes,
          (b) amortization of badge holder and software development costs,
          (c) limitations on deductibility of pension costs, (d) accrued benefit claims, vacation pay, and other compensation-related costs, and (e) reserves for obsolete inventory.
               Significant components of deferred taxes are as follows:

          ----------------------------------------------------
          (DOLLARS IN THOUSANDS)               1996       1995
          ----------------------------------------------------
          DEFERRED TAX ASSETS:
           BADGE HOLDER AMORTIZATION        $   809    $   688
           PENSION ACCRUAL                      555        436
           COMPENSATION EXPENSE                 452        360
           INVENTORY RESERVE                     64         60
           OTHER                                362          1
                                            -------   --------
                                            $ 2,242    $ 1,545
                                           ========   ========

          DEFERRED TAX LIABILITIES:








           DEPRECIATION                     $   279    $   464
           SOFTWARE DEVELOPMENT                 464        335
                                           --------   --------
                                            $   743    $   799
                                           ========   ========

               Management does not believe that a valuation allowance is required for the net deferred tax asset.

          4. Capital Stock

               Landauer has two classes of capital stock, preferred and common, with a par value of $.10 per share for each class. As of September 30, 1996 and 1995 there were 8,477,285 shares of common stock issued and outstanding (20,000,000 shares are authorized). There are no shares of preferred stock issued (1,000,000 are authorized).
               Landauer has reserved 800,000 shares of common stock for grants under its stock bonus and option plans. Recipients of grants or options must execute a standard form of noncompetition agreement. As of September 30, 1996, there have been no bonus shares issued. Options granted under these plans may be either incentive stock options or non-qualified options. Options granted through fiscal 1996 become exercisable over a four-year period at a price not less than fair market value on the date of grant. The options expire ten years from the date of grant.
               During fiscal 1996, no options were exercised. As of September 30, 1996, non-qualified options for 535,000 shares had been granted at prices from $6.39-$21.06 per share. At year-end, 370,350 shares were exercisable. This plan also provides for the grant of stock appreciation rights, either separately or in relation to options granted. As of September 30, 1996, no stock appreciation rights had been granted.
               On February 22, 1989, the Company entered into an agreement with its President under which options to purchase up to 100,000 shares of the Company's common stock were granted, at a price of $10.50 per share, exercisable over a ten-year period subject to the attainment of certain financial goals. For the years ended September 30, 1996, 1995, and 1994, options for the purchase of 9,870, 5,520 and 3,150 shares, respectively, became exercisable under this agreement.
               The Company has paid regular quarterly cash dividends since January, 1990. Summaries of cash dividends paid are set forth in the tables on the inside front cover and on page 20 of this report. It is the Company's intention to continue the regular quarterly cash dividend policy under currently foreseeable circumstances.

          5. Employee Benefit Plans

               Landauer maintains a noncontributory defined benefit pension and retirement plan covering substantially all full-time employees. The following table sets forth the funded status of the plan at September 30, 1996 and 1995 in accordance with SFAS No.87:

          ----------------------------------------------------
          (DOLLARS IN THOUSANDS)               1996       1995
          ----------------------------------------------------
          ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS








           VESTED BENEFITS                  $ 3,061    $ 2,428
           UNVESTED BENEFITS                     19         46
                                            -------    -------
          ACCUMULATED BENEFIT OBLIGATION 3,080 2,474 EFFECT OF PROJECTED FUTURE COMPENSATION
           LEVELS                             2,087      2,130
                                            -------   --------
          PROJECTED BENEFIT OBLIGATION        5,167      4,604
          PLAN ASSETS AT FAIR VALUE           4,378      3,160
                                            -------    -------
          PLAN ASSETS LESS THAN PROJECTED
           BENEFIT OBLIGATION                 (789)    (1,444)
          UNRECOGNIZED NET LOSS                 338        819
          UNRECOGNIZED TRANSITION AMOUNT       (73)       (79)
                                            -------    -------
          ACCRUED PENSION COST              $ (524)    $ (704)
                                           ========   ========

               The Landauer net pension expense for 1996 and 1995 included the following components as defined by SFAS No. 87:

          ----------------------------------------------------
          (DOLLARS IN THOUSANDS)               1996       1995
          ----------------------------------------------------
          SERVICE COSTS/BENEFITS EARNED
           DURING THE YEAR                  $   308   $    343
          INTEREST COST ON PROJECTED
           BENEFIT OBLIGATION                   344        299
          ACTUAL RETURN ON PLAN ASSETS        (290)      (225)
          NET AMORTIZATION AND DEFERRED ITEMS   (7)         --
                                            -------   --------
          NET PENSION EXPENSE               $   355    $   417
                                            =======    =======

               Plan assets include marketable equity securities, corporate and government debt securities, and cash and short-term investments. The average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 5.5%, respectively, and the expected long-term rate of return on assets was 8.0%.
               Landauer maintains a 401(k) savings plan covering substantially all full-time employees. Qualified contributions made by employees to the plan are partially matched by the Company. $74,000 and $79,000 was provided to expense for the years ended September 30, 1996 and 1995, respectively, under this plan.
               Landauer has adopted SFAS No. 106, "Accounting for Postretirement Benefits Other than Pensions" to account for the Company's unfunded retiree medical expense reimbursement plan. Under the terms of the plan which covers retirees with ten or more years of service, the Company will reimburse retirees for
          (i) a portion of the cost of coverage under the then-current medical and dental insurance plans if the retiree is under age 65, or (ii) all or a portion of the cost of Medicare and supplemental coverages if the retiree is over age 64. The amount of the Company's unrecognized transition obligation resulting from the adoption of SFAS No. 106 is $363,000 as of September 30, 1996. This liability is included in "Other accrued expenses".
               In 1994 the Company adopted a Supplemental Key Executive








          Retirement Plan which provides for certain retirement benefits payable to key officers and managers. While charges for the plan are expensed annually, the plan is not separately funded, and the accrued liability under the plan at September 30, 1996 was $339,000. This liability is included in "Accrued compensation and related costs".

          6. Commitments and Contingencies

               The Company is involved in various legal proceedings, but believes that the outcome of these proceedings will not have a materially adverse effect on its financial condition.
               Landauer has entered into an Employment and Compensation Agreement with its President providing for his employment in that capacity through December 31, 1998. Under the Agreement, a non-qualified stock option for 100,000 shares (included in the options described in Note 5 above) was granted to the President which becomes exercisable for up to 10,000 shares per year on each December 1 from 1989 through 1998 under a formula reflecting average return on stockholders' investment and earnings per share over successive three-year periods. The Agreement also provides that, in the event of termination of employment, under certain circumstances, within two years after a change in control (as defined) of Landauer that is not approved by the Board of Directors, the President would receive specified benefits as defined in the Agreement.
               In connection with the 1988 transfer of the personnel dosimetry business to Landauer, the Company has entered into a Liability Assumption and Sharing Agreement with Tech/Ops, Inc. ("Tech/Ops") providing for, among other things, (i) assumption by Landauer of all determinable and contingent liabilities and obligations of Tech/Ops relating to the personnel dosimetry and radon detection business, (ii) assumption by the other former subsidiary of all determinable and contingent liabilities and obligations of Tech/Ops relating to its electronic controller business, (iii) joint and several assumption by Landauer and the other former subsidiary of all contingent liabilities of Tech/Ops and (iv) the allocation of other liabilities jointly and severally assumed to the business in which they relate or, if they relate to neither business, in ratios reflective of relative profit contributions of the respective businesses for the five years ended September 30, 1987. As a result of this Agreement, $22,000, $22,000, and $42,000 of expenses were charged to operations for the years ended September 30, 1996, 1995 and 1994, respectively.
               The Company maintains a directors' retirement plan which provides for certain retirement benefits payable to nonemployee directors. While charges for the plan are expensed annually, the plan is not separately funded, and the maximum liability under the plan at September 30, 1996 was $354,000. This liability is included in "Other accrued expenses".

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

          To the Stockholders and Directors of Landauer, Inc.

               We have audited the consolidated balance sheets of Landauer, Inc. and Subsidiary, a Delaware corporation (see Note 1), as of September 30, 1996 and 1995 and the related consolidated statements of income, stockholders' investment, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
               In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landauer, Inc. and Subsidiary as of September 30, 1996 and 1995, and the consolidated results of its operations, and the changes in stockholders' investment and cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

          ARTHUR ANDERSEN LLP


          Chicago, Illinois,
          November 6, 1996

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

          Item 11.  Executive Compensation

               Except for the information relating to Item 13 hereof and except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings Executive Compensation and Compensation Committee Report in the Proxy Statement is incorporated herein by reference.

          Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

               The information contained under the heading Beneficial Ownership of Certain Voting Securities in the Proxy Statement is incorporated herein by reference.








          Item 13.  Certain Relationships and Related Transactions

               Except for the information relating to Item 11 hereof and except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings Election of Directors, and Certain Relationship and Related Transactions in the Proxy Statement is incorporated herein by reference.

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

          A-3. List of Exhibits

          (3) (a)   Certificate of Incorporation of the Registrant, as
          amended through February 4, 1993, is incorporated by reference to Exhibit (3)(a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

          (3) (b)   By-laws of the Registrant are incorporated by reference
          to Exhibit (3)(b) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

          (4) (a)   Specimen common stock certificate of the Registrant is
          attached hereto as Exhibit (4)(a).

          (10) (a) Landauer, Inc. Key Employee Stock Bonus and Option Plan, as amended through June 17, 1992, is incorporated by reference to Exhibit (10)(a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

          (10) (b) The Landauer, Inc. 1996 Equity Plan is attached hereto as Exhibit (10)(b).

          (10) (c) Liability and Assumption Sharing Agreement among Tech/Ops, Inc., Tech/Ops Sevcon, Inc., and the Registrant is incorporated by reference to Exhibit (10)(d) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

          (10) (d)  Form of Indemnification Agreement between the
          Registrant and each of its directors is incorporated by reference to Exhibit (10)(e) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

          (10) (e) Employment and Compensation Agreement dated February 22, 1989 between the Registrant and Thomas M. Fulton, as amended through June 17, 1992, is incorporated by reference to Exhibit
          (10)(f) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

          (10) (f) Landauer, Inc. Directors' Retirement Plan dated March 21, 1990, is attached hereto as Exhibit (10)(f).

          (10) (g) Form of Supplemental Key Executive Retirement Plan is incorporated by reference to Exhibit (10)(h) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

          (10) (h) The Landauer, Inc. Incentive Compensation Plan for Executive Officers is attached hereto as Exhibit (10)(h).

          (21) Subsidiaries of the registrant are incorporated by reference to Exhibit (22) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.


               Exhibits 10(a), 10(b), 10(e), 10(f), 10(g) and 10(h) listed above are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

          B.   Reports on Form 8-K

               The Company did not file a Report on Form 8-K during the fiscal quarter ended September 30, 1996.

          Signatures Of Registrant And Directors

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LANDAUER, INC.


                                   By: /s/ Thomas M. Fulton December 18,
          1996
                                   ----------------------
                                   Thomas M. Fulton
                                   President and Chief
                                     Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                Title                  Date

          /s/ Thomas M. Fulton     President and          December 18, 1996
          --------------------      Director
          Thomas M. Fulton         (Principal Executive Officer)

          /s/ James M. O'Connell   Vice President,        December 18, 1996
          ----------------------    Finance
          James M. O'Connell       Treasurer and Secretary








                                   (Principal Financial and
                                   Accounting Officer)

          /s/ Gary D. Eppen        Director               December 18, 1996
          ------------------
          Gary D. Eppen

          /s/ Paul B. Rosenberg    Director               December 18, 1996
          ---------------------
          Paul B. Rosenberg

          /s/ Herbert Roth, Jr.    Director               December 18, 1996
          ---------------------
          Herbert Roth, Jr.

          /s/ Marvin G. Schorr     Director               December 18, 1996
          --------------------
          Marvin G. Schorr

          /s/ Michael D. Winfield  Director               December 18, 1996
          -----------------------
          Michael D. Winfield

          QUARTERLY FINANCIAL DATA (UNAUDITED)



                                           (dollars in thousands, except per share)
   --------------------------------------------------------------------------------
                                       First    Second    Third   Fourth      Total
                                     Quarter   Quarter  Quarter  Quarter       Year
   --------------------------------------------------------------------------------
   Net revenues           1996       $ 8,686   $ 9,492  $ 9,010  $ 9,328   $ 36,516
                          1995       $ 8,013   $ 8,673  $ 8,567  $ 8,779   $ 34,032
   --------------------------------------------------------------------------------
   Operating income       1996       $ 3,621   $ 4,202  $ 3,821  $ 4,194   $ 15,838
                          1995       $ 3,316   $ 3,854  $ 3,608  $ 3,887   $ 14,665
   --------------------------------------------------------------------------------
   Net income             1996       $ 2,506   $ 2,902  $ 2,609  $ 2,882   $ 10,899
                          1995       $ 2,260   $ 2,635  $ 2,487  $ 2,679   $ 10,061
   ================================================================================
   Net income per
    share (a)             1996        $  .30    $  .34   $  .31   $  .34     $ 1.29
                          1995        $  .27    $  .31   $  .29   $  .32     $ 1.19
   ================================================================================
   Cash dividends
    per share - regular   1996         $ .275    $ .275   $ .275   $ .275   $  1.10
                          1995         $ .25     $ .25    $ .25    $ .25    $  1.00
   ================================================================================
   Common stock price
    per share             1996 high  $ 22.13   $ 21.50  $ 22.00  $ 21.88    $ 22.13
                               low     18.75     19.75    20.00    19.13      18.75
   --------------------------------------------------------------------------------
                          1995 high  $ 17.00   $ 18.25  $ 19.00  $ 19.38    $ 19.38
                               low     16.13     16.25    17.50    17.63      16.13
   ================================================================================

          (a)  Based upon a weighted average of 8,477,285 common shares outstanding for 1996 and 1995.