Form 10-Q
period 1996-12-31
LANDAUER INC
filed 1997-02-13
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

          Washington, DC 20549

          FORM 10-Q

          /X/   QUARTERLY REPORT  pursuant to  Section 13  or 15(d)  of the
          Securities
          Exchange Act of 1934

          For the quarterly period ended December 31, 1996 or
                                         _________________

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
                                                   ----    ----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding at February 13, 1997
          ---------------------------      --------------------------------
          Common stock, $.10 par value      8,477,285


          PART I.                 FINANCIAL INFORMATION


                                     LANDAUER, INC.

                                     Balance Sheets
                                        (000's)




                                        ASSETS
                                        ______

                                          Dec. 31,           Sept. 30,
                                              1996                1996
                                       -----------          ----------
                                                          derived from
                                       (unaudited)(audited statements)
     Current assets:

      Cash and cash equivalents           $  2,395            $  3,359
      Short-term investments                 7,391               7,885
      Accounts receivable,
       less allowances of
        $137,000 at 12/31/96
       and $161,000 at 9/30/96               8,071               7,545
      Inventories                            1,018                 879
      Prepaid expenses                         183                 152
      Deferred taxes on income               1,499               1,499
                                           -------             -------
     Total current assets                   20,557              21,319

     Property, plant and equipment,         18,508              18,065
      at cost Less: Accumulated
        depreciation and amortization       10,736              10,340
                                           -------             -------
     Net property, plant and equipment       7,772               7,725

     Investment in U.S. Treasury Securities  4,966               2,936
     Cost of purchased businesses in excess
      of net assets acquired                 2,737               2,779
     Equity in Japanese joint venture        3,729               4,069
     Other assets                            3,033               2,775
                                          --------            --------
                                          $ 42,794            $ 41,603
                                          ========            ========

     The accompanying notes are an integral part of these financial statements.



                                   LANDAUER, INC.

                               Balance Sheets (Cont'd.)
                                       (000's)


                       LIABILITIES AND STOCKHOLDERS' INVESTMENT
                       ________________________________________

                                          Dec. 31,           Sept. 30,
                                              1996                1996
                                         ---------           ---------
                                                          derived from
                                       (unaudited)(audited statements)

     Current liabilities:

      Accounts payable                     $   346             $   422
      Deferred contract revenue              8,358               8,375
      Dividend payable                       2,543               2,331
      Accrued compensation and related costs
                                             1,091               1,235
      Accrued pension costs                    889               1,265
      Accrued taxes on income                2,639               1,335
      Accrued expenses                       1,947               1,781
                                          --------            --------
     Total current liabilities              17,813              16,744


     Stockholders' investment:

      Preferred stock, $.10 par value per share -
        Authorized - 1,000,000 shares
        Outstanding - None                      --                  --
      Common stock, $.10 par value per share -
        Authorized - 20,000,000 shares
        Outstanding - 8,477,285 shares         848                 848
        Premium paid in on common stock      7,675               7,642
        Cumulative translation adjustments     105                 238
        Retained earnings                   16,353              16,131
                                          --------            --------
     Total stockholders' investment         24,981              24,859
                                          --------            --------
                                          $ 42,794            $ 41,603
                                          ========            ========



     The accompanying notes are an integral part of these financial statements.



                                    LANDAUER, INC.

                                 Statements of Income
                          (000's, except per share amounts)
                                     (Unaudited)

                                Three Months Ended
                           -----------------------
                                Dec. 31,  Dec. 31,
                                    1996      1995
                                --------    ------

     Net revenues               $  9,147  $  8,686

     Costs and expenses:
      Cost of revenues             2,892     2,683
      Selling, general and
        administrative             2,337     2,382
                                  ------    ------
                                   5,229     5,065
                                  ------    ------
     Operating income              3,918     3,621

     Other income, net               374       394
                                  ------    ------
     Income before income taxes    4,292     4,015

     Income tax provision          1,527     1,509
                                  ------    ------

     Net income                 $  2,765  $  2,506
                                ========  ========
     Net income per share       $    .33  $    .30
                                ========  ========
     Average shares outstanding    8,477     8,477
                                ========  ========


     The accompanying notes are an integral part of these financial statements.



                                    LANDAUER, INC.

                              Statements of Cash Flows
                                       (000's)
                                     (Unaudited)

                                                    Three Months Ended

                                               --------------------------
                                                     Dec. 31,    Dec. 31,
                                                         1996        1995
                                                      -------     -------
     Net cash flow from operating activities:
      Net income                                     $  2,765    $  2,506
        Adjustments to reconcile net income
        to net cash from operating activities:
         Depreciation and amortization                    666         631
         Equity in net income of foreign affiliate      (189)       (234)
         Compensatory effect of stock options              33          17
         Increase in accounts receivable                (486)       (316)
         Decrease (increase) in inventories             (139)           2
         Decrease (increase) in prepaid expenses         (31)          71
         Decrease in accounts payable                    (76)       (272)
         (Decrease) increase in deferred contract revenue(17)          70
         Increase in accrued expenses                     950       1,117
         Net increase in other non-current assets       (457)       (127)
                                                      -------     -------
         Net cash generated
          from operating activities                     3,019       3,465

     Cash flow used by investing activities:
      Purchases of U.S. Treasury Securities           (3,497)           0
      Maturities of U.S. Treasury Securities            1,961         999
      Acquisition of property, plant,
         and equipment                                  (472)       (428)
                                                      -------    --------
      Net cash (used) provided by
         investing activities                         (2,008)         571

     Cash flow from financing activities:
      Dividend received from foreign affiliate            356         386
      Dividends paid                                  (2,331)     (2,119)
                                                     --------    --------
      Net cash used by financing activities           (1,975)     (1,733)
                                                     --------    --------
     Net increase (decrease) in cash                    (964)       2,303

     Opening balance - cash and cash equivalents        3,359       1,915
                                                     --------    --------
     Ending balance - cash and cash equivalents      $  2,395    $  4,218
                                                     ========    ========
     Supplemental Disclosure of Cash Flow
       Information:
         Cash paid for income taxes                  $    223    $    144
                                                     ========    ========
     Supplemental Disclosure of Non-cash
       Financing Activity: Dividend declared         $  2,543     $ 2,119
                                                     ========    ========
       Foreign currency translation adjustment       $    132     $     6
                                                     ========    ========

     The accompanying notes are an integral part of these financial statements.



          LANDAUER, INC.

          Notes to Financial Statements - December 31, 1996

          (Unaudited)

          (1) Basis of Presentation

           The accompanying unaudited condensed financial statements reflect the financial position of Landauer, Inc. ("Landauer") as of December 31, 1996 and September 30, 1996, and the results of operations and cash flows for the three-month periods ended December 31, 1996 and 1995. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Landauer as of December 31, 1996 and September 30, 1996, and the results of operations for the three-month periods ended December 31, 1996 and 1995.

           The accounting policies followed by the Company are set forth in Note 1 to the
          Company's financial statements in the 1996 Landauer Annual Report on Form 10-K, which is incorporated by reference.

           The results of operations for the three-month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

          (2) Cash Dividends

           On November 7, 1996, the Company declared a regular quarterly cash dividend in the amount of $.30 per share payable on January 9, 1997, to stockholders of record on December 27, 1996.

           Regular quarterly cash dividends of $.275 per share ($1.10 annually) were declared during fiscal 1996.

          Management's Discussion and Analysis of Financial Condition and Results of Operations

          Liquidity and Capital Resources

           Landauer's cash flow from operating activities for the three months ended December 31,
          1996 and 1995 amounted to $3,019,000 and $3,465,000,
          respectively. Investing activities for the three months ended December 31, 1996 and 1995 resulted in net purchases of U.S. Treasury securities of $1,536,000 in fiscal 1997 and maturities of U.S. Treasury securities of $999,000 in fiscal 1996. Offsetting these were acquisitions of property, plant and equipment in the amount of $472,000 and $428,000, respectively. The Company's financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture.

          LANDAUER, INC.

          Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd.)


           The Company has no long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for the balance of fiscal 1997 are expected to amount to approximately $2,500,000, principally for computer hardware, the development of software systems, and the acquisition of equipment to support growth and technology enhancements. The Company anticipates that funds for these capital improvements will be provided from operations.

           The Company presently maintains no external sources of liquidity, and, in the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

           Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments amounted to $8,358,000 and $8,375,000, respectively, as of December 31, 1996 and September 30, 1996, and are included in deferred contract revenue. While these amounts represent more than one-half of current liabilities, such amounts generally do not represent a cash requirement.

          Results of Operations

           Revenues for the quarter ended December 31, 1996 were 5% higher compared with the same quarter a year ago. The increase in revenues was attributable to gains in the Company's traditional radiation dosimetry business and higher radon protection plan sales. Gross margins for the first fiscal quarter were 68.4% of the revenues compared to 69.1% for the same period in fiscal 1996. The decrease in margins was primarily attributable to higher costs associated with radon protection plan revenues as compared with radiation dosimetry revenues.

           Selling, general and administrative expenses were lower in the current quarter as a percent of revenues at 25.5% compared to 27.4% for the first quarter of fiscal 1996. As a result, operating income for the first fiscal quarter of 1997 was 42.8% of revenues compared to 41.7% for the same period last year. Income before income taxes was 46.9% of revenues for the quarter just ended compared to 46.2% for the first fiscal quarter of 1996.

           The effective tax rate for the Company during the first quarter of fiscal 1997 was lower at 35.6% compared with 37.6% for the same period last year as a result of credits associated with the Company's foreign operations. Resulting net income of $2,765,000 for the first fiscal quarter of 1997 was 10% higher than $2,506,000 reported in fiscal 1996. Income per share for the quarter was $.33 versus $.30 for the first fiscal quarter of 1996.

          LANDAUER, INC.

          Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd.)

          PART II.  OTHER INFORMATION

          Item 2.  Legal Proceedings


           Landauer is involved in various legal proceedings but believes that these matters will be resolved without a material effect on its financial position.

          Item 4.  Submission of Matters to a Vote of Security Holders

           At its Annual Meeting held on January 29, 1997, the shareholders voted to re-elect
          Thomas M. Fulton, Paul B. Rosenberg, and Herbert Roth, Jr. as directors for three-year terms and to elect Robert J. Cronin and Richard R. Risk as new directors for two-year terms. Voting for all nominees were 6,756,484 shares (representing 79.7% of total shares outstanding), and votes for 46,177 shares were withheld from all nominees. Continuing as directors are Gary D. Eppen, Marvin G. Schorr, and Michael D. Winfield.

           Shareholders voted to approve the 1997 Non-Employee Directors Stock Option Plan with 6,051,200 shares (representing 71.3% of total shares outstanding) voting for the proposal, 307,486 against, and 277,711 abstaining.

           The shareholders also voted to reappoint Arthur Andersen LLP as the Company's auditors for the following year, with 6,715,146 shares (79.2% of total shares outstanding) voting for, 7,036 shares against, and 19,977 shares abstaining.

          Item 6.  Exhibits and Reports on Form 8-K

           (a)  No exhibits are filed with this report.
           (b) There were no reports on Form 8-K during the quarter for which this report is filed.

          SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                             LANDAUER, INC.
          Date:  February 13, 1997

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