Form 10-Q
period 1997-03-31
LANDAUER INC
filed 1997-05-13
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

          Washington, DC 20549

          FORM 10-Q

          /X/   QUARTERLY REPORT  pursuant to  Section 13  or 15(d)  of the
          Securities
          Exchange Act of 1934

          For the quarterly period ended March 31, 1997 or
                                         ______________

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
                                                   ___     ____


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at May 13, 1997
          ---------------------------       ----------------------------
          Common stock, $.10 par value      8,482,285




          PART I.                 FINANCIAL INFORMATION


                                     LANDAUER, INC.

                                     Balance Sheets
                                        (000's)


                                        ASSETS
                                        ______

                                         March 31,           Sept. 30,
                                              1997                1996
                                       -----------          ----------
                                                          derived from
                                       (unaudited)(audited statements)
     Current assets:

      Cash and cash equivalents           $  4,043            $  3,359
      Short-term investments                 4,450               7,885
      Accounts receivable
       less allowances of
        $134,000 at 3/31/97
       and $161,000 at 9/30/96               8,643               7,545
      Inventories                            1,196                 879
      Prepaid expenses                         125                 152
      Deferred taxes on income               1,499               1,499
                                           -------             -------
     Total current assets                   19,956              21,319

     Property, plant and equipment,         19,001              18,065
      at cost Less: Accumulated
        depreciation and amortization       11,132              10,340
                                          --------            --------
     Net property, plant and equipment       7,869               7,725

     Investment in U.S. Treasury Securities  4,976               2,936
     Cost of purchased businesses in excess
      of net assets acquired                 2,696               2,779
     Equity in Japanese joint venture        3,640               4,069
     Other assets                            3,020               2,775
                                         ---------           ---------
                                          $ 42,157            $ 41,603
                                          ========            ========


     The accompanying notes are an integral part of these financial statements.



                                   LANDAUER, INC.

                               Balance Sheets (Cont'd.)
                                       (000's)


                       LIABILITIES AND STOCKHOLDERS' INVESTMENT
                       ________________________________________

                                         March 31,           Sept. 30,
                                              1997                1996
                                         ---------           ---------
                                                          derived from
                                       (unaudited)(audited statements)

     Current liabilities:

      Accounts payable                     $   405            $    422
      Deferred contract revenue              8,338               8,375
      Dividend payable                       2,543               2,331
      Accrued compensation and related costs
                                             1,111               1,235
      Accrued pension costs                  1,070               1,265
      Accrued expenses                       2,042               1,335
      Accrued taxes on income                1,299               1,781
                                           -------            --------
     Total current liabilities              16,808              16,744
                                           -------            --------

     Stockholders' investment:

      Preferred stock, $.10 par value per share -
        Authorized - 1,000,000 shares
        Outstanding - None                      --                  --
      Common stock, $.10 par value per share -
        Authorized - 20,000,000 shares
        Outstanding - 8,477,285 shares         848                 848
        Premium paid in on common stock      7,705               7,642
        Cumulative translation adjustments   (197)                 238
        Retained earnings                   16,993              16,131
                                          --------            --------
     Total stockholders' investment         25,349              24,859
                                          --------            --------
                                          $ 42,157            $ 41,603
                                          ========            ========



     The accompanying notes are an integral part of these financial statements.



                                    LANDAUER, INC.

                                 Statements of Income
                          (000's, except per share amounts)
                                     (Unaudited)

                                Three Months Ended    Six Months Ended
                           -----------------------  ------------------
                               March 31, March 31, March 31, March 31,
                                    1997      1996      1997      1996
                                --------    ------    ------   -------

     Net revenues               $ 10,441  $  9,492  $ 19,588  $ 18,178

     Costs and expenses:
      Cost of revenues             3,003     2,733     5,895     5,416
      Selling, general and
        administrative             2,800     2,557     5,137     4,939
                                  ------    ------    ------    ------
                                   5,803     5,290    11,032    10,355
                                  ------    ------    ------    ------
     Operating income              4,638     4,202     8,556     7,823

     Other income, net               383       408       757       803
                                  ------    ------    ------    ------
     Income before income taxes    5,021     4,610     9,313     8,626

     Income tax provision          1,838     1,708     3,365     3,218
                                  ------    ------   -------   -------

     Net income                 $  3,183  $  2,902   $ 5,948   $ 5,408
                                ========  ========  ========  ========
     Net income per share       $    .37  $    .34   $   .70   $   .64
                                ========  ========  ========  ========
     Average shares outstanding    8,477     8,477     8,477     8,477
                                ========  ========  ========  ========

      The accompanying notes are an integral part of these financial statements.




                                    LANDAUER, INC.

                              Statements of Cash Flows
                                       (000's)
                                     (Unaudited)

                                                      Six Months Ended

                                                  -----------------------
                                                    March 31,   March 31,
                                                         1997        1996
                                                    ---------   ---------
     Net cash flow from operating activities:
      Net income                                     $  5,948    $  5,408
        Adjustments to reconcile net income
        to net cash from operating activities:
         Depreciation and amortization                  1,286       1,263
         Equity in net income of foreign affiliate      (371)       (489)
         Compensatory effect of stock options              63          35
         Increase in accounts receivable              (1,089)       (952)
         Decrease (increase) in inventories             (317)          15
         Decrease in prepaid expenses                      27         140
         Increase in accounts payable                    (17)       (234)
         Decrease (increase) in deferred contract revenue(37)         220
         Increase in accrued expenses                    (94)       (497)
         Net increase in other
          non-current assets                            (656)       (263)
                                                      -------     -------
         Net cash generated
          from operating activities                     4,743       4,646

     Cash flow used by investing activities:
      Purchases of U.S. Treasury Securities           (6,947)     (3,004)
      Maturities of U.S. Treasury Securities            8,342       5,500
      Acquisition of property, plant,
         and equipment                                  (936)       (794)
                                                      -------    --------
      Net cash generated from
         investing activities                             459       1,702

     Cash flow from financing activities:
      Dividend received from foreign affiliate            356         386
      Dividends paid                                  (4,874)     (4,451)
                                                     --------    --------
      Net cash used by financing activities           (4,518)     (4,065)
                                                     --------    --------
     Net increase in cash                                 684       2,283

     Opening balance - cash and cash equivalents        3,359       1,915
                                                     --------    --------
     Ending balance - cash and cash equivalents      $  4,043    $  4,198
                                                     ========    ========
     Supplemental Disclosure of Cash Flow
       Information:
         Cash paid for income taxes                  $  3,399    $  4,157
                                                     ========    ========
     Supplemental Disclosure of Non-cash
       Financing Activity: Dividend declared         $  2,543     $ 2,331
        Foreign currency translation adjustment      $  (435) $     (304)
                                                     ========    ========

     The accompanying notes are an integral part of these financial statements.




                                   LANDAUER, INC.

                    Notes to Financial Statements - March 31, 1997

                                     (Unaudited)

          (1)  Basis of Presentation
               _____________________

               The accompanying unaudited condensed financial statements reflect the financial position of Landauer, Inc. ("Landauer") as of March 31, 1997 and September 30, 1996, the results of operations for the three-month and six-month periods ended March 31, 1997 and 1996 and cash flows for the six-month periods ended March 31, 1997 and 1996. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Landauer as of March 31, 1997 and September 30, 1996, and the results of operations for the three-month and six-month periods ended March 31, 1997 and 1996, and cash flows for the six-month periods ended March 31, 1997 and 1996.

               The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1996 Landauer Annual Report on Form 10-K, which is incorporated by reference.

               The results of operations for the three-month and six-month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

           (2) Cash Dividends
               ______________

               On March 7, 1997, the Company declared a regular quarterly cash dividend in the amount of $.30 per share payable on April 4, 1997, to stockholders of record on March 21, 1997. On November 7, 1996, the Company declared a regular quarterly cash dividend in the amount of $.30 per share payable on January 9, 1997, to stockholders of record on December 27, 1996.

               Regular quarterly cash dividends of $.275 per share ($1.10 annually) were declared during fiscal 1996.

             Management's Discussion and Analysis of Financial Condition
                              and Results of Operations

          Liquidity and Capital Resources
          _______________________________

               Landauer s cash flow from operating activities for the six months ended March 31, 1997 and 1996 amounted to $4,743,000 and $4,646,000, respectively. Investing activities for the first half of fiscal 1997 and 1996 resulted in a net decrease in investments in principally U.S. Treasury securities of $1,395,000 and $2,496,000, respectively. Offsetting these were acquisitions of property, plant and equipment in the amount of $936,000 and $794,000, respectively. The Company s financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture.

                                   LANDAUER, INC.

             Management's Discussion and Analysis of Financial Condition
                         and Results of Operations (Cont d.)





               The Company has no long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for the balance of fiscal 1997 are expected to amount to approximately $1,500,000, principally for computer hardware, the development of software systems, and the acquisition of equipment to support growth and technology enhancements. The Company anticipates that funds for these capital improvements will be provided from operations.

               The Company presently maintains no external sources of liquidity, and, in the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

               Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments amounted to $8,338,000 and $8,375,000, respectively, as of March 31, 1997 and September 30, 1996, and are included in deferred contract revenue. While these amounts represent approximately one-half of current liabilities, such amounts do not represent a cash requirement.

          Results of Operations
          _____________________

               Revenues for the quarter ended March 31, 1997 were 10% higher compared with the same quarter a year ago. The increase in revenues was attributable to gains in the Company s traditional radiation dosimetry business and growth in radon protection plan services. Gross margins were 71.2% of the revenues for the second quarter of fiscal 1997 and fiscal 1996.

               Selling, general and administrative expenses were slightly lower for the current quarter as a percent of revenues at 26.8% compared to 26.9% for the second quarter of fiscal 1997. As a result, operating income for the second fiscal quarter of 1997 was 44.4% of revenues compared to 44.3% for the same period last year. Income before income taxes was 48.1% of the revenues for the quarter just ended compared to 48.6% for the second fiscal quarter of 1996.

               The effective tax rate for the Company during the second quarter of fiscal 1997 was 36.6% compared with 37.0% for the same period last year. Resulting net income of $3,183,000 for the second fiscal quarter of 1997 was almost 10% higher than $2,902,000 reported in fiscal 1996. Income per share for the quarter was $.37 versus $.34 for the second fiscal quarter of 1996.

                                   LANDAUER, INC.

             Management's Discussion and Analysis of Financial Condition
                         and Results of Operations (Cont d.)


               Revenues for the six months ended March 31, 1997, were 8% higher compared with the first six months of fiscal 1996. The increase in revenues was attributable to gains in the Company s traditional radiation dosimetry business and growth in radon protection plan services. Gross margins for the first half of fiscal 1997 were 69.9% of revenues compared with 70.2% a year ago. The decrease in gross margins was principally attributable to expected overhead costs associated with increased radon protection plan services activities compared with a year ago.



               Selling, general, and administrative expenses were lower for the first half of fiscal 1997 as a percent of revenues at 26.2% compared to 27.2% for the first half of fiscal 1996 reflecting a moderate rate of growth in operating expenses relative to revenue growth. Operating income for the first half of fiscal 1997 was 43.7% of revenues compared with 43.0% for the same period last year. Income before income taxes was 47.5% of revenues for the six months just ended which is comparable to the same period in fiscal 1996.

               The effective tax rate for the Company during the first half of fiscal 1997 was 36.1% compared with 37.3% a year ago. Resulting net income of $5,948,000 for the first six months of 1997 was 10% higher than $5,408,000 reported in fiscal 1996. Income per share thus far in fiscal 1997 was $.70 versus $.64 for the same period in fiscal 1996.

                                    LANDAUER, INC.

                                    March 31, 1997

          PART II.  OTHER INFORMATION

          Item 2.   Legal Proceedings


               Landauer is involved in various legal proceedings but believes that these matters will be resolved without a material effect on its financial position.

          Item 4.   Submission of Matters to a Vote of Security Holders
                    ___________________________________________________

               At its Annual Meeting held on January 29, 1997, the shareholders voted to re-elect Thomas M. Fulton, Paul B. Rosenberg, and Herbert Roth Jr. as directors for three-year terms and voted to elect Robert J. Cronin and Richard R. Risk as new directors for two-year terms. Voting for all nominees were 6,756,484 shares (representing 79.7% of total shares outstanding), and votes for 46,177 shares were withheld from all nominees. Continuing as directors are Gary D. Eppen, Marvin G. Schorr, and Michael D. Winfield.

               Shareholders voted to approve the 1997 Non-Employee Directors Stock Option Plan with 6,051,200 shares (representing 71.3% of total shares outstanding) voting for the proposal, 307,486 against, and 277,711 abstaining.

               The shareholders also voted to reappoint Arthur Andersen LLP as the Company s auditors for the following year, with 6,715,146 shares (79.2% of total shares outstanding) voting for, 7,036 shares against, and 19,977 shares abstaining.

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





          Date:  May 13, 1997

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