Form 10-Q
period 1997-06-30
LANDAUER INC
filed 1997-08-14
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

          Washington, DC 20549

          FORM 10-Q

          /X/   QUARTERLY REPORT  pursuant to  Section 13  or 15(d)  of the
          Securities
          Exchange Act of 1934

          For the quarterly period ended June 30, 1997 or
                                         _____________

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
                                                   ___     ____


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at August 8, 1997
          ---------------------------       ------------------------------
          Common stock, $.10 par value               8,482,285











          PART I.                 FINANCIAL INFORMATION


                                     LANDAUER, INC.

                                     Balance Sheets
                                        (000's)




                                        ASSETS
                                        ______

                                          June 30,           Sept. 30,
                                              1997                1996
                                       -----------          ----------
                                                          derived from
                                       (unaudited)(audited statements)
     Current assets:

      Cash and cash equivalents           $  3,433            $  3,359
      Short-term investments                 5,937               7,885
      Accounts receivable,
       less allowances of
        $188,000 at 6/30/97
         and $161,000 at 9/30/96             8,610               7,545
      Inventories                            1,173                 879
      Prepaid expenses                          70                 152
      Deferred taxes on income               1,499               1,499
                                           -------             -------
     Total current assets                   20,722              21,319

     Property, plant and equipment,         19,204              18,065
      at cost Less: Accumulated
        depreciation and amortization       11,528              10,340
                                          --------            --------
     Net property, plant and equipment       7,676               7,725

     Investment in U.S. Treasury Securities  4,966               2,936
     Cost of purchased businesses in excess
      of net assets acquired                 2,654               2,779
     Equity in Japanese joint venture        4,182               4,069
     Other assets                            2,971               2,775
                                         ---------           ---------
                                          $ 43,171            $ 41,603
                                          ========            ========


     The accompanying notes are an integral part of these financial statements.
















                                   LANDAUER, INC.

                               Balance Sheets (Cont'd.)
                                       (000's)


                       LIABILITIES AND STOCKHOLDERS' INVESTMENT
                       ________________________________________

                                          June 30,           Sept. 30,
                                              1997                1996
                                         ---------           ---------
                                                          derived from
                                       (unaudited)(audited statements)

     Current liabilities:

      Accounts payable                     $   347            $    422
      Deferred contract revenue              8,385               8,375
      Dividend payable                       2,545               2,331
      Accrued compensation and related costs
                                             1,474               1,235
      Accrued pension costs                  1,067               1,265
      Accrued expenses                       2,592               1,781
      Accrued taxes on income                  634               1,335
                                           -------            --------
     Total current liabilities              17,044              16,744
                                           -------            --------

     Stockholders' investment:

      Preferred stock, $.10 par value per share -
        Authorized - 1,000,000 shares
        Outstanding - None                      --                  --
      Common stock, $.10 par value per share -
        Authorized - 20,000,000 shares
        Outstanding - 8,482,285 shares at 6/30/97 and
          8,477,285 shares at 9/30/96          848                 848
        Premium paid in on common stock      7,818               7,642
        Cumulative translation adjustments     153                 238
        Retained earnings                   17,308              16,131
                                          --------            --------
     Total stockholders' investment         26,127              24,859
                                          --------            --------
                                          $ 43,171            $ 41,603
                                          ========            ========





     The accompanying notes are an integral part of these financial statements.















                                    LANDAUER, INC.

                                 Statements of Income
                          (000's, except per share amounts)
                                     (Unaudited)

                                Three Months Ended   Nine Months Ended
                           -----------------------  ------------------
                                June 30,  June 30,  June 30,  June 30,
                                    1997      1996      1997      1996
                                --------    ------    ------   -------

     Net revenues                $ 9,984  $  9,010  $ 29,572  $ 27,188

     Costs and expenses:
      Cost of revenues             3,140     2,739     9,035     8,155
      Selling, general and
        administrative             2,781     2,450     7,918     7,389
                                  ------    ------    ------    ------
                                   5,921     5,189    16,953    15,544
                                  ------    ------    ------    ------
     Operating income              4,063     3,821    12,619    11,644

     Other income, net               378       372     1,135     1,175
                                  ------    ------    ------    ------
     Income before income taxes    4,441     4,193    13,754    12,819

     Income tax provision          1,581     1,584     4,946     4,802
                                  ------    ------   -------   -------

     Net income                 $  2,860  $  2,609   $ 8,808   $ 8,017
                                ========  ========  ========  ========
     Net income per share       $    .34  $    .31   $  1.04   $   .95
                                ========  ========  ========  ========
     Average shares outstanding    8,482     8,477     8,479     8,477
                                ========  ========  ========  ========







     The accompanying notes are an integral part of these financial statements.


















                                    LANDAUER, INC.

                              Statements of Cash Flows
                                       (000's)
                                     (Unaudited)

                                                     Nine Months Ended

                                                 ------------------------
                                                     June 30,    June 30,
                                                         1997        1996
                                                    ---------   ---------
     Net cash flow from operating activities:
      Net income                                     $  8,808    $  8,017
        Adjustments to reconcile net income
        to net cash from operating activities:
         Depreciation and amortization                  1,937       1,865
         Equity in net income of foreign affiliate      (561)       (705)
         Compensatory effect of stock options             176          59
         Increase in accounts receivable              (1,058)     (1,150)
         Increase in inventories                        (294)        (45)
         Decrease in prepaid expenses                      82         200
         Decrease in accounts payable                    (75)       (318)
         Increase in deferred contract revenue             10         671
         Increase in accrued expenses                     151          15
         Net increase in other
          non-current assets                            (820)       (418)
                                                      -------     -------
         Net cash generated
          from operating activities                     8,356       8,191

     Cash flow used by investing activities:
      Purchases of U.S. Treasury Securities           (1,038)     (7,350)
      Maturities of U.S. Treasury Securities              956       7,424
      Acquisition of property, plant,
         and equipment                                (1,139)     (1,074)
                                                      -------    --------
      Net cash used by
         investing activities                         (1,221)     (1,000)

     Cash flow from financing activities:
      Dividend received from foreign affiliate            356         386
      Dividends paid                                  (7,417)     (6,781)
                                                     --------    --------
      Net cash used by financing activities           (7,061)     (6,395)
                                                     --------    --------
     Net increase in cash                                  74         796

     Opening balance - cash and cash equivalents        3,359       1,915
                                                     --------    --------
     Ending balance - cash and cash equivalents      $  3,433    $  2,711
                                                     ========    ========
     Supplemental Disclosure of Cash Flow
       Information:
         Cash paid for income taxes                  $  5,647    $  5,815
                                                     ========    ========
     Supplemental Disclosure of Non-cash
       Financing Activity: Dividend declared         $  2,545     $ 2,331
        Foreign currency translation adjustment       $  (85) $     (536)
                                                     ========    ========

     The accompanying notes are an integral part of these financial statements.






                                   LANDAUER, INC.

                    Notes to Financial Statements - June 30, 1997

                                     (Unaudited)

          (1)  Basis of Presentation
               _____________________

               The accompanying unaudited condensed financial statements reflect the financial position of Landauer, Inc. ("Landauer") as of June 30, 1997 and September 30, 1996, and the results of operations and cash flows for the three-month and nine-month periods ended June 30, 1997 and 1996. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Landauer as of June 30, 1997 and September 30, 1996, and the results of operations for the three-month and nine-month periods ended June 30, 1997 and 1996, and cash flows for the nine-month periods ended June 30, 1997 and 1996.

               The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1996 Landauer Annual Report on Form 10-K, which is incorporated by reference.

               The results of operations for the three-month and nine-month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

          (2)  Cash Dividends
               ______________

               On June 5, 1997, the Company declared a regular quarterly cash dividend in the amount of $.30 per share payable on July 3, 1997, to stockholders of record on June 19, 1997. On March 7, 1997, the Company declared a regular quarterly cash dividend in the amount of $.30 per share payable on April 4, 1997, to stockholders of record on March 21, 1997. On November 7, 1996, the Company declared a regular quarterly cash dividend in the amount of $.30 per share payable on January 9, 1997, to stockholders of record on December 27, 1996.

               Regular quarterly cash dividends of $.275 per share ($1.10 annually) were declared during fiscal 1996.


             Management's Discussion and Analysis of Financial Condition
                              and Results of Operations

          Liquidity and Capital Resources
          _______________________________

               Landauer's cash flow from operating activities for the nine months ended June 30, 1997 and 1996 amounted to $8,356,000 and $8,191,000, respectively. Investing activities for the first nine months of fiscal 1997 and 1996 resulted in market changes in U.S. Treasury securities. Acquisitions of property, plant and equipment amounted to $1,139,000 and $1,074,000, respectively. The Company's financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture.








                                   LANDAUER, INC.

             Management's Discussion and Analysis of Financial Condition
                         and Results of Operations (Cont'd.)


               The Company has no long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for the balance of fiscal 1997 are expected to amount to $1,000,000, principally for computer hardware, the development of software systems, and acquisition of equipment to support growth, technology enhancements and cost reductions. The Company anticipates that funds for these capital improvements will be provided from operations.

               The Company presently maintains no external sources of liquidity, and, in the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

               Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments amounted to $8,385,000 and $8,375,000, respectively, as of June 30, 1997 and September 30, 1996, and are included in deferred contract revenue. While these amounts approximate one-half of current liabilities, such amounts do not represent a cash requirement.

          Results of Operations
          _____________________

               Revenues for the quarter ended June 30, 1997 were 11% higher compared with the same quarter a year ago. The increase in revenues was attributable to unit gains and higher pricing in the Company's traditional radiation dosimetry business and higher radon protection plan sales. Gross margins for the third fiscal quarter were 68.5% of the revenues compared to 69.6% for the same period in fiscal 1996. The decrease in margins was primarily attributable to higher costs associated with increased radon protection plan activity.

               Selling, general and administrative expenses were higher in the current quarter as a percent of revenues at 27.9% compared to 27.2% for the third quarter of fiscal 1996. As a result, operating income for the third fiscal quarter of 1997 was 40.7% of revenues compared to 42.4% for the same period last year. Income before income taxes was 44.5% of revenues for the quarter just ended compared to 46.5% for the third fiscal quarter of 1996.

               The effective tax rate for the Company during the third quarter of fiscal 1997 was lower at 35.6% compared with 37.8% for the same period last year. Resulting net income of $2,860,000 for the third fiscal quarter of 1997 was 10% higher than $2,609,000 reported in fiscal 1996. Income per share for the quarter was $.34 versus $.31 for the third fiscal quarter of 1996.












                                   LANDAUER, INC.

             Management's Discussion and Analysis of Financial Condition
                         and Results of Operations (Cont'd.)

               Revenues for the nine months ended June 30, 1997, were almost 9% higher compared with the first nine months of fiscal 1996. The increase in revenues was attributable to unit gains and higher pricing in the Company's traditional radiation dosimetry business, as well as higher radon protection plan sales. Gross margins for the first nine months of fiscal 1997 were lower at 69.4% of revenues compared with 70.0% a year ago. The decrease in gross margins was principally attributable to higher costs associated with the increased radon protection plan activity.

               Selling, general, and administrative expenses were lower for the first nine months of fiscal 1997 as a percent of revenues at 26.8% compared to 27.2% for the first nine months of fiscal 1996. The decrease reflected a modest growth rate in expenses relative to the level of business activity. As a result, operating income for the first nine months of fiscal 1997 was 42.7% of revenues compared to 42.8% for the same period last year. Income before income taxes was 46.5% of revenues for the nine months just ended, compared with 47.1% for the same period in fiscal 1996.

               The effective tax rate for the Company during the first nine months of fiscal 1997 was 36.0% compared with 37.5% for the first nine months of 1996. Resulting net income of $8,808,000 for the first nine months of 1997 was 10% higher than $8,017,000 reported in fiscal 1996. Income per share thus far in fiscal 1997 was $1.04 versus $.95 for the same period in fiscal 1996.

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

                                                             LANDAUER, INC.
          Date:  August 8, 1997

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