Form 10-K
period 1997-09-30
LANDAUER INC
filed 1997-12-31
CIK 825410

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 			Commission File Number 1-9788
September 30, 1997

LANDAUER, INC.
(Exact name of registrant as specified in its charter)

	Delaware							06-1218089
(State or other jurisdiction				  (I.R.S. Employer
of incorporation or organization)			Identification Number)


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

As of December 11, 1997, 8,504,091 common shares were outstanding, and the aggregate market value of the voting and non-voting common equities (based upon the closing price on the American Stock Exchange) held by non-affiliates was approximately $210,000,000.

Certain portions of the registrant's definitive Proxy Statement in connection with the February 4, 1998 Annual meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

INDEX

Item		Page

PART I
1.	Business
	General Description	3
	Marketing and Sales	3
	Patents	4
	Raw Materials	4
	Competition	4
	Research and Development	5
	Environmental Regulations	5
	Employees and Labor Relations	6
2.	Properties	6
3.	Legal Proceedings	6
4.	Submission of Matters to a Vote of Security Holders	6
4A.	Executive Officers of the Registrant	6

PART II
5. Market for Registrant's Common Stock and
	  Related Stockholder Matters	7
6.	Selected Financial Data	7
6. Management's Discussion and Analysis of Financial
	  Condition and Results of Operations	7
8.	Financial Statements and Supplementary Data
	Consolidated Balance Sheets	9
	Consolidated Statements of Income	11
	Consolidated Statements of Stockholders' Investment	12
	Consolidated Statements of Cash Flows	13
	Notes to Financial Statements	15
	Report of Independent Public Accountants	22
9. Changes in and Disagreements With Accountants on
	  Accounting and Financial Disclosure	24

PART III
10.	Directors and Executive Officers of the Registrant	24
11.	Executive Compensation	24
12. Security Ownership of Certain Beneficial Owners
13. and Management	24
13.	Certain Relationships and Related Transactions	24

PART IV
14. Exhibits, Financial Statement Schedules, and Reports
	  on Form 8-K	24
	Financial Statements	24
	Financial Statement Schedules	24
	List of Exhibits	25
	Reports on Form 8-K	26
	Signatures of Registrant and Directors	27

PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION

Landauer, Inc. is a Delaware corporation organized on December 22, 1987 to carry on the radiation monitoring business previously carried on by Tech/Ops, Inc. (Tech/Ops). On February 6, 1991, the Company changed its name from Tech/Ops Landauer, Inc. to Landauer, Inc.

The Company offers a service for measuring, primarily through film and thermoluminescent badges worn by client personnel, the dosages of x-ray, gamma radiation and other penetrating ionizing radiations to which the wearer has been exposed. While most of the Company's revenues are domestic, these services are marketed in the United Kingdom and Canada.

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

Landauer's activities also include the operations of a 50%-owned subsidiary in Japan involved in radiation monitoring in that country. The Company's shares are listed on the American Stock Exchange. As of September 30, 1997, there were 8,504,091 shares outstanding.
As used herein, the "Company" or "Landauer" refers to Landauer, Inc. and its wholly-owned subsidiary.

MARKETING AND SALES

Landauer's personnel dosimetry services are marketed primarily by full-time Company personnel located in Illinois, Michigan, California, Maryland, New Jersey, Georgia, Texas, and the United Kingdom. U.S. sales personnel also market these services in Canada. Other firms and individuals market the Company's services on a commission basis, primarily to small customers.

The Company has more than 45,000 customers representing more than 900,000 individuals who use the Company's services. Typically, a client will contract for a year's service in advance, representing twelve monthly badges, readings, and reports. Sales are made principally on a subscription basis and deferred income as shown on the balance sheet represents advance payment for services to be rendered. At September 30, 1997 and 1996, deferred income was $8,710,000 and $8,375,000, respectively.

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

At this time the Company is using the optically stimulated technology to provide dosimetry services to a small number of its customers. The Company is concurrently developing equipment and systems which will make this technology available to virtually all of its customers over the next three years. The importance of the licenses cannot be determined until the technology is fully developed and implemented as a commercial service.

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

RAW MATERIALS

The Company has many sources for most of its materials and supplies, such as chemicals, and believes that the number of sources and availability of items are adequate. Landauer internally produces certain of its requirements, such as plastic film badge holders. Although the Company purchases most of its photographic film from a single supplier, the Company's development of the optically stimulated luminescence technology is expected to replace film as the predominant method for providing radiation dosimetry services.

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

RESEARCH AND DEVELOPMENT

The Company's technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. The development of optically-stimulated luminescence dosimetry, announced in 1994, was funded by the Company in its collaborative effort with Battelle Memorial Institute to commercialize a new technology for radiation dosimetry. The Company plans to accelerate the introduction of this technology during 1998.

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

EMPLOYEES AND LABOR RELATIONS

As of September 30, 1997, the Company employed approximately 260 full-time employees. Landauer believes its relations with its employees are good.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

NAME OF OFFICER	AGE	POSITION
---------------	---	---------
Thomas M. Fulton	64	President and
		Chief Executive Officer
James M. O'Connell	50	Vice President, Finance,
		Treasurer, Secretary, and
		And Chief Financial Officer
Brent A. Latta	54	Executive Vice President
R. Craig Yoder	45	Vice President-Operations

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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
   STOCKHOLDER MATTERS

The Company's Common Stock has been traded on the American Stock
Exchange since 1988. A summary of market prices of the Company's Common Stock is set forth in the table on page 20 of this Annual Report on Form 10-K. At December 11, 1997, there were approximately 600 shareholders of record. There were no sales of unregistered securities during fiscal 1997.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal 1997 Compared to Fiscal 1996

Net revenues for fiscal 1997 were $39,914,000, an increase of $3,398,000, or 9.3%, over fiscal 1996. The growth in revenues resulted from increased unit sales and pricing for personnel dosimetry services and from increased sales of radon protection plan service agreements.

Cost of sales as a percentage of net revenues decreased to 30% in fiscal 1997 compared with 30.1% a year ago.

Selling, general and administrative expenses for fiscal 1997 increased $806,000, or 8.3%, compared with fiscal 1996. As a percentage of net revenues, such expenses decreased to 26.3% in fiscal 1997 from 26.5% a year ago.

Other income for fiscal 1997 decreased to $1,518,000 from $1,579,000 in fiscal 1996, primarily as a result of lower income from the Company's Japanese venture due to a strong U.S. dollar in fiscal 1997.

Income tax expense for fiscal 1997 was $6,954,000 compared with $6,518,000 in fiscal 1996. The fiscal 1997 effective tax rate was lower at 36.7% compared with 37.4% for fiscal 1996 as a result of higher foreign tax credits.

As a result, net income for fiscal 1997 increased $1,120,000, or 10.3%, to $12,019,000. Income per share increased from $1.29 in fiscal 1996 to $1.42 in fiscal 1997.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
LANDAUER, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS)


AS OF SEPTEMBER 30, NOTES	1997	1996
	----	----
ASSETS
Current assets:
  Cash and cash equivalents - 1	$1,860	$ 3,359
  Short-term investments1	8,381	7,885
  Receivables, net of allowances for
    doubtful accounts of $219,000 in
    1997 and $161,000 in 1996	8,568	7,545
  Inventories - 1	1,108	879
  Prepaid expenses	96	152
  Deferred taxes on income - 3	1,318	1,499
		-------	------
  Total current assets	21,331	21,319

Property, plant and equipment, at cost: - 1
   Land and improvements	571	567
   Buildings and improvements	3,191	3,187
   Equipment	15,650	14,311
 	19,412	18,065
  Less: accumulated depreciation and
   amortization	11,681	10,340
Net property, plant and equipment	7,731	7,725

Investment in U.S. Treasury Securities1	4,969	2,936
Cost of purchased businesses in excess
  of net assets acquired - 1	2,612	2,779
Equity in joint venture - 2	4,133	4,069
Other assets	2,959	2,775

TOTAL ASSETS	$ 43,735	  $ 41,603
		========	========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
   Accounts payable	$    573	$    422
   Dividends payable	2,551	2,331
   Deferred contract revenue - 1	8,710	8,375
   Accrued compensation and related costs	1,534	1,235
   Accrued pension costs - 5	627	1,265
   Accrued taxes on income - 1 & 3	832	1,335
   Other accrued expenses	2,288	1,781

Total current liabilities	17,115	16,744

Commitments and contingencies - 6

CONSOLIDATED BALANCE SHEETS
LANDAUER, INC. AND SUBSIDIARY (Continued)
(DOLLARS IN THOUSANDS)


AS OF SEPTEMBER 30, NOTES	1997	1996
	----	----
STOCKHOLDERS' INVESTMENT - 4&6
Preferred Stock	--	--
Common Stock	850	848
Premium paid in on common stock	7,860	7,642
Cumulative translation adjustments	(59)	238
Retained earnings	17,969	16,131

     Total stockholders' investment	26,620	24,859

TOTAL LIABILITIES AND STOCKHOLDERS'
  INVESTMENT	$ 43,735	$41,603
		========	=======
[FN]
The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME
LANDAUER, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE)

For the years ended September 30, Notes

		1997	1996	1995
		----	----	----

Net revenues	$   39,914	$   36,516	$  34,032
Costs and expenses
  Cost of sales	11,977	11,002	9,901
  Selling, general, and
    Administrative - 1	10,482	9,676	9,466
 	22,459	20,678	19,367
Operating income	17,455	15,838	14,665
Equity in income of
  joint venture - 2	722	781	830
Other income	796	798	551
Income before taxes	18,973	17,417	16,046
Income taxes - 1&3	(6,954)	(6,518)	(5,985)
Net Income	$  12,019	$  10,899	$  10,061
Net income per common and
common equivalent share	$    1.42	$    1.29	$    1.19

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
(DOLLARS IN THOUSANDS)

Premium
		Paid in on	Cumulative	Total
		Common	Common	Translation	Retained	Stockholders'
		Stock	Stock	Adjustments	Earnings	Investment
		----------	----------	-----------	--------	-------------
Balance September 30, 1994	$    848	$   7,831	$   879	$ 12,973	$ 22,531
Options exercised, net of repurchases	--	(313)	--	--	(313)
Net income	--	--	--	10,061	10,061
Foreign currency translation adjustment	--	--	(60)	--	(60)
Dividends	--	--	--	(8,477)	(8,477)
Compensatory effect of stock options	--	43	--	--	43

Balance September 30, 1995	$    848	$   7,561	$   819	$ 14,557	$ 23,785
Net income	--	--	--	10,899	10,899
Foreign currency translation adjustment	--	--	(581)	--	(581)
Dividends	--	--	--	(9,325)	(9,325)
Compensatory effect of stock options	--	81	--	--	81

Balance September 30, 1996	$    848	$   7,642	$   238	$ 16,131	$ 24,859
Options exercised, net of repurchases	2	73	--	--	75
Net income	--	--	--	12,019	12,019
Foreign currency translation adjustment	--	--	(297)	--	(297)
Dividends	--	--	--	(10,181)	(10,181)
Compensatory effect of stock options	--	145	--	--	145

Balance September 30, 1997	$    850	$   7,860	($      59)	$ 17,969	$ 26,620

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LANDAUER, INC. AND SUBSIDIARY

(DOLLARS IN THOUSANDS)

	                                    For the years ended September 30,
		1997	1996	1995
		----	----	----
Cash flow from operating activities:
	Net income	$ 12,019	$ 10,899	$ 10,061

	Non-cash expenses, revenues, and
  gains reported in income
	    Depreciation and amortization	2,541	2,469	2,369
	    Equity in income of joint
	      venture	(722)	(781)	(830)
	    Compensatory effect of stock
      options	145	81	43
	  Deferred income taxes	181	(753)	78
 	2,145	1,016	1,660

  Net increase in other current
    assets	(1,191)	(369)	(1,077)
  Net increase in current
    liabilities	151	1,568	1,601
  Net increase in net long-term
    assets	(141)	(259)	(13)
		(1,181)	940 	511

  Net cash generated from
    operating activities	12,983	12,855	12,232

Cash flow from investing activities:
  Disposition of investments	12,273	10,873	5,521
  Acquisition of investments	(14,802)	(11,260)	(6,858)
  Acquisition of property,
    plant and equipment	(2,423)	(2,297)	(2,976)

   Net cash used by investing
     activities	(4,952)	(2,684)	(4,313)

Cash flow from financing activities:
   Exercise of stock options - net	75	--	(313)
   Dividend received from
    foreign affiliate	356	386	354
   Dividends paid	(9,961)	(9,113)	(8,223)

   Net cash used by financing
     activities	(9,530)	(8,727)	(8,182)

Net increase (decrease) in cash	(1,499)	1,444	(263)
Opening balance - cash and
  cash equivalents	3,359	1,915	2,178

CONSOLIDATED STATEMENTS OF CASH FLOWS
LANDAUER, INC. AND SUBSIDIARY (Continued)

(DOLLARS IN THOUSANDS)


	                                  For the years ended September 30,
		1997	1996	1995
		----	----	----
Ending balance - cash and
   cash equivalents	$   1,860	$   3,359	$   1,915

Supplemental Disclosure of Cash Flow Information:
   Cash paid for income taxes	$   7,289	$   7,523	$   5,897

Supplemental Disclosure of Non-cash Financing Activity:
   Dividend declared	$   2,551	$   2,331	$   2,119
   Foreign currency translation
     adjustment         	(297)	(581)	(60)

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

The cost of purchased businesses included in the accompanying financial statements exceeded the fair value of net assets at the date of acquisition in the amount of $3,865,000 and has been charged to "Cost of purchased business in excess of net assets acquired." The excess is being amortized on a straight-line basis over fifteen years, except for an acquisition initiated prior to 1971 ($942,000), where in the opinion of management there has been no diminution in value. As of September 30, 1997 and 1996, accumulated amortization was $1,253,000 and $1,086,000, respectively.

Certain prior year balances in the accompanying financial statements have been reclassified to conform with presentation for the current year. These reclassifications have no effect on the results of operations or financial position.

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

Research and Development
The cost of research and development programs is charged to selling, general and administrative expense as incurred and amounted to approximately $1,516,000 in 1997, $1,534,000 in 1996, and $1,460,000 in
1995.

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

Income per Common and Common Equivalent Share
The weighted average number of outstanding common and common equivalent shares for Landauer was 8,483,252 during 1997 and 8,477,285 during 1996 and 1995.

Use of Estimates
Management has made certain estimates and assumptions that affect the reported amount of assets and liabilities during the preparation of the financial statements. Actual results could differ from these estimates. However, management does not believe they would have a material effect on operating results.

2. Equity in Joint Venture
The 50% interest in the common stock of Nagase-Landauer, Ltd., a Japanese corporation located in Tokyo and engaged in providing radiation monitoring services in Japan, is accounted for on the equity basis. The related equity in earnings of this joint venture and fees earned therefrom are included in other income in the accompanying

Statements of Income.
Condensed unaudited results of operations for Nagase-Landauer, Ltd. for the three years ended September 30, 1997 are as follows, converted into U.S. dollars at the then-current rate of exchange:

(dollars in thousands)	1997	1996	1995
	----	----	----
Revenues	$ 11,616	$ 12,116	$ 12,390
Income before income taxes	3,093	3,234	3,523
Net income	1,416	1,563	1,661
Average Exchange Rate (yen/dollar)	120.0	108.3	94.7

Condensed unaudited balance sheets for the years ended September 30, 1997 and 1996 are as follows:

(dollars in thousands)	1997	1996
	----	----
Current assets	$ 12,323	$ 11,721
Other assets	1,035	1,244
Total assets	13,358	12,965
Liabilities	5,188	4,826
Stockholders' investment	8,170	8,139
Total liabilities and
  stockholders' investment	$ 13,358	$ 12,965

3. Income Taxes
The components of the provision for income taxes for the years ended September 30, 1997, 1996 and 1995 are as follows:

(dollars in thousands)
1997
 	Current	Deferred	Total
Federal	$ 5,445	$    146	$ 5,591
State	1,328	35	  1,363
	-------	--------	-------
    Total	$ 6,773	$    181	$ 6,954
	=======	========	=======

1996
 	Current	Deferred	Total
Federal	$ 5,843	$ (605)	$ 5,238
State	   1,428	   (148)	  1,280
	-------	-------	-------
    Total	$ 7,271	$ (753)	$ 6,518
	=======	=======	=======

1995
 	Current	Deferred	Total
Federal	$ 4,759	$     64	$ 4,823
State	  1,148	   14	  1,162
	-------	--------	-------
    Total	$ 5,907	$     78	$ 5,985
	=======	========	=======

The provision for taxes on income in each period differs from that which would be computed by applying the statutory U.S. federal income tax rate to the income before taxes. The following is a summary of the major items affecting the provision:

Statutory federal income tax rate	34%	34%	34%
Computed tax provision at
  statutory rate	$ 6,451	$ 5,922	$ 5,456
Increases (decreases) resulting from:
  State income tax provision,
  net of federal benefit	888	833	764
  Exercise of Stock Options	(188)	--	(107)
  Other	(197)	(237)	(128)
Income tax provision in the
  Statement of Income	$ 6,954	$ 6,518	$ 5,985

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

(dollars in thousands)	1997	1996
	----	----
Deferred Tax Assets:
Badge Holder Amortization	$   848	$   809
Pension Accrual	590	555
Compensation Expense	437	452
Inventory Reserve	64	64
Other	350	362
	$ 2,289	$ 2,242
Deferred Tax Liabilities:
Depreciation	$   354	$   279
Software Development	617	464
	$   971	$   743

Management does not believe that a valuation allowance is required for the net deferred tax asset.

4. Capital Stock
Landauer has two classes of capital stock, preferred and common, with a par value of $.10 per share for each class. As of September 30, 1997 and 1996 there were 8,504,091 and 8,477,285 shares of common stock issued and outstanding (20,000,000 shares are authorized), respectively. There are no shares of preferred stock issued (1,000,000 are authorized).

Landauer has reserved 850,000 shares of common stock for grants under its stock bonus and option plans. Recipients of grants or options must execute a standard form of noncompetition agreement. As of September 30, 1997, there have been no bonus shares issued. Options granted under these plans may be either incentive stock options or non-qualified options. Options granted through fiscal 1997 become exercisable over a four-year period at a price not less than fair market value on the date of grant. The options expire ten years from the date of grant.

During fiscal 1997, options for 35,000 shares were exercised. As of September 30, 1997, non-qualified options for 530,000 shares had been granted at prices from $6.39 - $22.31 per share. At year-end, 380,220 shares were exercisable. This plan also provides for the grant of stock appreciation rights, either separately or in relation to options granted. As of September 30, 1997, no stock appreciation rights had been granted.

On February 22, 1989, the Company entered into an agreement with its President under which options to purchase up to 100,000 shares of the Company's common stock were granted, at a price of $10.50 per share, exercisable over a ten-year period subject to the attainment of certain financial goals. For the years ended September 30, 1997, 1996, and 1995, options for the purchase of 10,000, 9,870, and 5,520 shares, respectively, became exercisable under this agreement.

The Company has paid regular quarterly cash dividends since January, 1990. Summaries of cash dividends paid are set forth in the tables on the inside front cover and on page 20 of this report. It is the Company's intention to continue the regular quarterly cash dividend policy under currently foreseeable circumstances.

5. Employee Benefit Plans
Landauer maintains a noncontributory defined benefit pension and retirement plan covering substantially all full-time employees. The Company also maintains a Supplemental Key Executive Retirement Plan which provides for certain retirement benefits payable to key officers and managers. While charges for the supplemental plan are expensed annually, the plan is not separately funded. The Company maintains a directors' retirement plan which provides for certain retirement benefits payable to non-employee directors. While charges for the directors' plan are expensed annually, the plan is not separately funded. The directors' plan was terminated in 1997.

The following table sets forth the status of these plans at September 30, 1997 and 1996 in accordance with SFAS No.87:

(dollars in thousands)	1997	1996
	----	----
Actuarial present value of benefit obligations
  Vested benefits	$ 4,151	$ 3,798
  Unvested benefits	60	19
Accumulated benefit of obligation	4,211	3,817
Effect of projected future compensation
  levels	2,377	2,462
Projected benefit obligation	6,588	6,279
Plan assets at fair value	5,232	4,378
Plan assets less than projected
  benefit obligation	(1,356)	(1,901)
Unrecognized net loss	91	514
Unrecognized transition amount	112	203
Accrued pension cost	$(1,153)	$  (1,184)

The Landauer net pension expense for 1997 and 1996 included the following components as defined by SFAS No. 87:

(dollars in thousands)	1997	1996
	----	----
Service costs/benefits earned
  during the year	$  396	$  378
Interest cost on projected benefit
  obligation	440	419
Actual return on plan assets	(352)	(290)
Net amortization and deferred items 	70	40
Net pension expense	$  554	$  547

Plan assets for the defined benefit pension plan include marketable equity securities, corporate and government debt securities, and cash and short-term investments. The average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 5.5%, respectively, and the expected long-term rate of return on assets was 8.0%. The Supplemental Key Executive Retirement Plan and the director's retirement plan are not separately funded. The maximum liabilities for these unfunded plans included in the table above amounted to $864,000 and $693,000 at September 30, 1997 and 1996,
respectively.

Landauer maintains a 401(k) savings plan covering substantially all full-time employees. Qualified contributions made by employees to the plan are partially matched by the Company. $80,000 and $74,000 was provided to expense for the years ended September 30, 1997 and 1996, respectively, under this plan.

Landauer has adopted SFAS No. 106, "Accounting for Postretirement Benefits Other than Pensions" to account for the Company's unfunded retiree medical expense reimbursement plan. Under the terms of the plan which covers retirees with ten or more years of service, the Company will reimburse retirees for (i) a portion of the cost of coverage under the then-current medical and dental insurance plans if the retiree is under age 65, or (ii) all or a portion of the cost of Medicare and supplemental coverages if the retiree is over age 64. The amount of the Company's unrecognized transition obligation resulting from the adoption of SFAS No. 106 is $340,000 as of September 30, 1997. This liability is included in "Other accrued expenses".

6. Commitments and Contingencies
The Company is involved in various legal proceedings, but believes that the outcome of these proceedings will not have a materially adverse effect on its financial condition.

Landauer has entered into an Employment and Compensation Agreement with its President providing for his employment in that capacity through December 31, 1998. Under the Agreement, a non-qualified stock option for 100,000 shares (included in the options described in Note 5 above) was granted to the President which becomes exercisable for up to 10,000 shares per year on each December - from 1989 through 1998 under a formula reflecting average return on stockholders' investment and earnings per share over successive three-year periods. The Agreement also provides that, in the event of termination of employment, under certain circumstances, within two years after a change in control (as defined) of Landauer that is not approved by the Board of Directors, the President would receive specified benefits as defined in the Agreement.

In connection with the 1988 transfer of the personnel dosimetry business to Landauer, the Company has entered into a Liability Assumption and Sharing Agreement with Tech/Ops, Inc. ("Tech/Ops") providing for, among other things, (i) assumption by Landauer of all determinable and contingent liabilities and obligations of Tech/Ops relating to the personnel dosimetry and radon detection business, (ii) assumption by the other former subsidiary of all determinable and contingent liabilities and obligations of Tech/Ops relating to its electronic controller business, (iii) joint and several assumption by Landauer and the other former subsidiary of all contingent liabilities of Tech/Ops and (iv) the allocation of other liabilities jointly and severally assumed to the business in which they relate or, if they relate to neither business, in ratios reflective of relative profit contributions of the respective businesses for the five years ended September 30, 1987. As a result of this Agreement, $22,000 was provided to expense in fiscal 1996 and 1995.

7. Stock-Based Compensation Plans
The Company maintains two stock option plans for key employees, the Landauer, Inc. Key Employee Stock Bonus and Option Plan ("The 1988 Plan") and the Landauer, Inc. 1996 Equity Plan ("The 1996 Plan"). It also maintains a stock option plan for its non employee directors ("The Directors' Plan"). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized except for a performance-based grant for 100,000 shares (see Note 4 above). Had compensation cost for these plans been determined consistent with FASB Statement No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been as follows:

(dollars in thousands)	1997	1996
	----	----
Net Income As Reported	$ 12,019	$ 10,899
Pro Forma	12,090	10,942

Primary and Fully As Reported	$   1.42	$   1.29
   Diluted EPS:
Pro Forma	1.39	1.26


Because the Statement 123 method of accounting has not been applied to options granted prior to October 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The Company may grant options for up to 800,000 shares under the 1988 Plan (now terminated with respect to additional grants) and the 1996 Plan. The Company may grant options for up to 50,000 shares under the Directors' Plan. The Company has granted options on 610,000 and 35,000 shares, respectively, under these plans through September 30, 1997. Under each plan the option exercise price equals the stock's fair market value on the date of grant. Options granted under the Employees' Plans vest ratably over four years and options granted under the Directors' Plan vest ratably over ten years.

A summary of the status of these plans at September 30, 1997 and 1996 and changes for the years then ended is presented in the table and narrative below:

(dollars in thousands, except per share)
1997
Weighted
Average
Exercise
	Shares	Price
Outstanding at Beginning of Year	535	$ 11.33
Granted	35	22.31
Exercised	(35)	7.84
Forfeited	(5)	16.50
Outstanding at End of Year	530 	$ 12.24
Exercisable at End of Year	380	$ 10.61

(dollars in thousands, except per share)
1996
Weighted
Average
Exercise
	Shares	Price
Outstanding at Beginning of Year	     525	$ 11.33
Granted	10	21.06
Outstanding at End of Year	535	$ 11.33
Exercisable at End of Year	370	$   9.72

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1997 and 1996:

	1997	1996
	----	----

Risk-Free Interest Rates	6.79%	5.72%
Expected Dividend Yield	4.75%	4.75%
Expected Life (years)	9.0	9.0
Expected Volatility	22.3%	22.3%


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Directors of Landauer, Inc.
We have audited the consolidated balance sheets of Landauer, Inc. and Subsidiary, a Delaware corporation (see Note 1), as of September 30, 1997 and 1996 and the related consolidated statements of income, stockholders' investment, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landauer, Inc. and Subsidiary as of September 30, 1997 and 1996, and the consolidated results of its operations, and the changes in stockholders' investment and cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Chicago, Illinois,
October 31, 1997


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

A-3. List of Exhibits

(3) (a)	Certificate of Incorporation of the Registrant, as amended
through February 4, 1993, is incorporated by reference to Exhibit (3)
(a) to the Annual Report on Form 10-K for the fiscal year ended
(b) September 30, 1993.

(3) (b)	By-laws of the Registrant are incorporated by reference to
Exhibit (3) (b) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

(4) (a)	Specimen common stock certificate of the Registrant is
attached hereto as Exhibit     (4) (a).

(10) (a)	Landauer, Inc. Key Employee Stock Bonus and Option Plan, as
amended through   June 17, 1992, is incorporated by reference to
Exhibit (10) (a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

(10) (b)	The Landauer, Inc. 1996 Equity Plan is incorporated by
reference to Exhibit (10) (b) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

(10) (c)	Liability Assumption and Sharing Agreement among Tech/Ops,
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

(10) (f)	Landauer, Inc. Directors' Retirement Plan dated March 21,
1990, is incorporated by reference to Exhibit (10) (f) to the Annual Report in Form 10-K for the fiscal year ended September 30, 1996.

(10) (g)	Form of Supplemental Key Executive Retirement Plan is
incorporated by reference to Exhibit (10) (h) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

(10) (h)	The Landauer, Inc. Incentive Compensation Plan for
Executive Officers is incorporated by reference to Exhibit 10 (h) to the Annual Report in Form 10-K for the fiscal year ended September 30, 1996.

(10) (i)	The Landauer, Inc. 1997 Non-Employee Director's Stock
Option Plan is attached hereto as Exhibit (10) (i).

(10) (j)	Employment agreements between the Registrant and Brent A.
Latta, James M. O'Connell, and R. Craig Yoder dated February 29, 1996 are attached hereto as Exhibit (10) (j).

(21) Subsidiaries of the registrant are incorporated by reference to
(22) Exhibit (22) to the Annual Report on Form 10-K for the fiscal
(23) year ended September 30, 1993.

	Exhibits 10(a), 10(b), 10(e), 10(f), 10(g), 10(h), 10(i) and
10(j) listed above are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

B. Reports on Form 8-K

The Company did not file a Report on Form 8-K during the fiscal quarter ended September 30, 1997.

SIGNATURES OF REGISTRANT AND DIRECTORS

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					LANDAUER, INC.
December 18, 1997

By:  /s/ Thomas M. Fulton
Thomas M. Fulton
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature, Title, Date

	/s/ Thomas M. Fulton
	President and Director
	December 18, 1997
	Thomas M. Fulton
	(Principal Executive Officer)

	/s/ James M. O'Connell
	Vice President, Finance
	December 18, 1997
	James M. O'Connell
	Treasurer and Secretary
	(Principal Financial and
	Accounting Officer)

	/s/ Robert J. Cronin
	Director
	December 18, 1997
	Robert J. Cronin

	/s/ Gary D. Eppen
	Director
	December 18, 1997
	Gary D. Eppen

	/s/ Richard R. Risk
	Director
	December 18, 1997
	Richard R. Risk

	/s/ Paul B. Rosenberg
	Director
	December 18, 1997
	Paul B. Rosenberg

	/s/ Herbert Roth, Jr.
	Director
	December 18, 1997
	Herbert Roth, Jr.

	/s/ Marvin G. Schorr
	Director
	December 18, 1997
	Marvin G. Schorr

	/s/ Michael D. Winfield
	Director
	December 18, 1997
	Michael D. Winfield

QUARTERLY FINANCIAL DATA (unaudited)

(dollars in thousands, except per share)
		First	Second	Third	Fourth	Total
		Quarter	Quarter	Quarter	Quarter	Year
		-------	-------	-------	-------	-----
Net revenues	1997	$ 9,147	$ 10,441	 $ 9,984	$ 10,342	$ 39,914
	1996	$ 8,686	$   9,492	 $ 9,010	$   9,328	$ 36,516
Operating income	1997	$ 3,918	$   4,638	 $ 4,063	$   4,836	$ 17,455
	1996	$ 3,621	$   4,202	 $ 3,821	$   4,194	$ 15,838
Net income	1997	$ 2,765	$   3,183	$ 2,860	$   3,211	$ 12,019
	1996	$ 2,506	$   2,902	$ 2,609	$   2,882	$ 10,899
Net income per share (a)	1997	$   .33	$     .37	$     .34	$     .38	$   1.42
	1996	$   .30	$     .34	$     .31	$     .34	$   1.29
Cash dividends per share
  - regular 	1997	$   .30	$     .30	$    .30	$       .30	$   1.20
	1996	$.271/2	$  .271/2	$ .271/2	$    .271/2	$   1.10
Common stock price per share 	1997 high	$ 24.88	$   24.50	$ 23.88	$   26.38	$  26.38
	low	 19.25	 20.38	 20.13	 22.13	   19.25
	1996 high	$ 22.13	$ 21.50	$ 22.00	$   21.00	$  22.13
	low	 18.75	19.75	20.00	19.13	18.75

(a)  Based upon a weighted average of 8,477,285 common shares outstanding for 1996 and the first two quarters of
       1997; 8,482,285 for the third quarter of 1997; and 8,496,154 for the fourth quarter of 1997.

DIRECTORS AND OFFICERS

Marvin G. Schorr 1,4
Chairman of the Board

Thomas M. Fulton 1
President, Chief Executive
  Officer and Director

Gary D. Eppen 3,4
Director
    Ralph and Dorothy Keller
    Distinguished Service Professor of
    Operations Management
    Graduate School of Business
    University of Chicago
    Chicago, Illinois

Robert J. Cronin 3,4
Director
    President and Chief
    Executive Officer
    Wallace Computer Services, Inc.
    Lisle, Illinois
    Information management products,
    services and solutions.

Richard R. Risk 2,3
Director
    President and Chief
    Executive Officer
    Advocate Health Care
    Oak Brook, Illinois
    Health care delivery organization.

Paul B. Rosenberg 1,2,3
Director
    President and Chief
    Executive Officer
    Tech/Ops Corporation
    Boston, Massachusetts
    Consulting firm

Herbert Roth, Jr. 2,3,4
Director
    Sherborn, Massachusetts
    Director of various corporations

Michael D. Winfield 2,3
Director
    President and Chief
    Executive Officer
    UOP
    DesPlaines, Illinois
    Oil refining and petrochemical
    technology licensing company

Brent A. Latta
Executive Vice President

James M. O'Connell
Vice President, Treasurer, Secretary
    and Chief Financial Officer

R. Craig Yoder
Vice President-Operations

CORPORATE INFORMATION
CORPORATE HEADQUARTERS

Landauer, Inc.
2 Science Road
Glenwood, IL  60425-1586
(708) 755-7000

SUBSIDIARIES

HomeBuyer's Preferred, Inc.
2 Science Road
Glenwood, IL  60425-1586

Nagase-Landauer, Ltd. (50%)
Tokyo, Japan

BRANCH OFFICES

197 Route 18 South
Turnpike Plaza, Suite 105
East Brunswick, NJ  08816

2250 E. Imperial Highway
Suite 322
El Segundo, CA  90245

12 Greenway Plaza
Suite 718
Houston, TX  77046

#12 North Oxford Business Centre
Lakesmere Close
Kidlington, Oxford OX5 1LG
United Kingdom

ANNUAL MEETING
The Landauer, Inc. Annual Meeting of Stockholders will be held at 4:00 p.m. on Wednesday, February 4, 1998, at the DuPage Club, 1901 South Meyers Road, Oakbrook Terrace, Illinois.
1.	Executive Committee
2.	Audit Committee
3.	Compensation Committee
4.	Governance Committee

STOCKHOLDER INFORMATION

STOCK EXCHANGE LISTING
Common Stock
American Stock Exchange
Ticker Symbol:  LDR

Transfer Agent And Registrar
Common Stock
American Stock Transfer
New York, New York

INQUIRIES
Questions concerning stockholder records should be addressed to:

    Shareholder Services Division
    American Stock Transfer
    40 Wall Street
    New York, NY  10005
    (718) 921-8238

Corporate Counsel
Sidley & Austin
Chicago, Illinois

Independent Auditors
Arthur Andersen LLP
Chicago, Illinois

MAILING LIST
Landauer, Inc. maintains a mailing list to assure that financial reports and corporate announcements are received as timely as possible by stockholders whose shares are held in "street name" and others interested in the Company. To have your name added to our mailing list, please send a brief note to:

    Shareholder Services
    Landauer, Inc.
    2 Science Road
    Glenwood, IL  60425-1586

The following are registered marks of Landauer, Inc.:
    TRIPLE I
    RADTRAK
    HOMEBUYER'S PREFERRED
    RADPRO