Form 10-Q
period 1997-12-31
LANDAUER INC
filed 1998-02-13
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

/X/ QUARTERLY REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended December 31, 1997 or


	/  / TRANSITION REPORT pursuant to Section 13 or 15(d) of the
Securities
Exchange Act of 1934

	For the transition from ---------------  to  ---------------

	Commission File Number  1-9788
                             ---------

LANDAUER, INC.
-------------------------------------------------------------
(Exact name of registrant as specified in its charter)


	Delaware		06-1218089
      -----------		----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                   Identification Number)

2 Science Road, Glenwood, Illinois 60425
----------------------------------------
(Address of principal executive offices and Zip Code)


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
Yes  X  No
    --    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class                             Outstanding at February 13,1998
	---------------------------             -------------------------------
Common stock, $.10 par value                        8,609,299



PART I.	FINANCIAL INFORMATION


LANDAUER, INC.

Balance Sheets
(000's)

ASSETS
-----------
	Dec. 31,	Sept. 30,
  	1997	1997
	--------	---------
		(Derived from
		audited
	(Unaudited)	      statements)

Current assets:

	Cash and cash equivalents	$  5,819	$  1,860
	Short-term investments	5,933	 8,381
	Accounts receivable, less allowances of
	$236,000 at 12/31/97 and $219,000 at 9/30/97	9,598	8,568
	Inventories	  1,275	  1,108
	Prepaid expenses	192	  96
	Deferred taxes on income	     1,318	     1,318
		--------	--------

	Total current assets	24,135	21,331

Property, plant and equipment, at cost	19,960	19,412
	Less: Accumulated depreciation
	and amortization	   12,130	   11,681
		--------	--------

Net property, plant and equipment	7,830	7,731

Investment in U.S. Treasury Securities	4,973	4,969
Cost of purchased businesses in excess of
	net assets acquired	2,570	2,612
Equity in Japanese joint venture	3,630	4,133
Other assets	     2,866	     2,959
		--------	--------

		$ 46,004	$ 43,735
		   ========	========
The accompanying notes are an integral part of these financial statements.

LANDAUER, INC.

Balance Sheets (Cont'd.)
(000's)

LIABILITIES AND STOCKHOLDERS' INVESTMENT
-----------------------------------------

		Dec. 31,	Sept. 30,
		1997	1997
		--------	---------

			(Derived from
			audited
		(Unaudited)	 statements)
Current liabilities:

	Accounts payable	$    1,239	$      573
	Deferred contract revenue	8,833	8,710
	Dividend payable	2,781	2,551
	Accrued compensation and related costs	  1,377	  1,534
	Accrued pension costs	727	  627
	Accrued taxes on income	1,713	2,288
	Accrued expenses	    2,692	      832
		 ----------	----------

	Total current liabilities	   19,362	   17,115

Stockholders' investment:

	Preferred stock, $.10 par value per share -
	Authorized - 1,000,000 shares
	Outstanding - None	--	--
	Common stock, $.10 par value per share -
	Authorized - 20,000,000 shares
	Outstanding - 8,556,325 shares at 12-31-97
		and 8,504,091 shares at 9-30-97 	856	850
	Premium paid in on common stock	7,980	7,860
	Cumulative translation adjustments	(417)	(59)
	Retained earnings	   18,223	   17,969
		 ----------	----------

	Total stockholders' investment	   26,642	   26,620
		 ----------	----------
		$ 46,004	$ 43,735
		 ==========	==========
The accompanying notes are an integral part of these financial statements.

LANDAUER, INC.

Statements of Income
(000's, except per share amounts)
(Unaudited)


	                                              	Three Months Ended
			------------------
		Dec. 31,	Dec. 31,
		1997	1996
		--------	--------
Net revenues	$  10,328	 $  9,147

Costs and expenses:
	Cost of revenues	3,294	2,892
	Selling, general and administrative	2,656	2,337
		--------	 --------

		5,950	5,229
		--------	 --------


Operating income	4,378	3,918

Other income, net	393	374

		--------	 --------


Income before income taxes	4,771	4,292

Income tax provision	1,735	1,527


		--------	 --------
Net Income	$  3,036	$  2,765
		========	 ========

Net income per share	$    .36	$    .33
		========	 ========

Average shares outstanding	8,522	8,477
		========	 ========



The accompanying notes are an integral part of these financial statements.

LANDAUER, INC.

Statements of Cash Flows
(000's)
(Unaudited)
			Three Months Ended
			------------------
		Dec. 31,	Dec. 31,
		1997	1996
		--------	--------
	Net cash flow from operating activities:
	Net income	$  3,036	$  2,765
	Adjustments to reconcile net income to
	  net cash from operating activities:
	Depreciation and amortization	718	666
	Equity in net income of foreign affiliate	(186)	(189)
	Compensatory effect of stock options	126	33
	Increase in accounts receivable	(1,028)	(486)
	Increase in inventories	(167)	(139)
	Increase in prepaid expenses	(96)	(31)
	Increase (decrease) in accounts payable	666 	  (76)
	Increase (decrease) in deferred contract revenue	123 	(17)
	Increase in accrued expenses	1,228	  950
	Increase in net long-term assets    	     (134)	     (457)
		-------	-------
	Net cash generated from operating activities	4,286	3,019

Cash flow from investing activities:
	Purchases of U.S. Treasury Securities	(1,970)	(3,497)
	Maturities of U.S. Treasury Securities	4,414	1,961
	Acquisition of property,plant,and equipment	     (548)	     (472)
		 -------	 -------
	Net cash provided by (used in) investing
	activities	 1,896 	(2,008)

Cash flow from financing activities:
	Dividend received from foreign affiliate	326	356
	Dividends paid	   (2,551)	   (2,331)
		-------	-------
	Net cash used in financing activities	   (2,225)	   (1,975)
		-------	-------
Net increase (decrease) in cash	3,957 	 (964)

Opening balance - cash and cash equivalents	1,860	3,359
		-------	-------
Ending balance - cash and cash equivalents	$ 5,817 	       $ 2,395
		   =======	=======
Supplemental Disclosure of Cash Flow Information:
	Cash paid for income taxes	  $   964	$   223
		=======	=======
Supplemental Disclosure of Non-cash Financing Activity:
	Dividend declared	$  2,781	$  2,543
		========	========
	Foreign currency translation adjustment 	$  (358)	$    132
		========	========
The accompanying notes are an integral part of these financial statements.


		LANDAUDER, INC.

Notes to Financial Statements - December 31, 1997

(Unaudited)

(1)	Basis of Presentation
      ---------------------
	The accompanying unaudited condensed financial statements reflect the financial position of Landauer, Inc. ("Landauer") as of December 31, 1997 and September 30, 1997, and the results of operations and cash flows for the three-month periods ended December 31, 1997 and 1996. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Landauer as of December 31, 1997 and September 30, 1997, and the results of operations for the three-month periods ended December 31, 1997 and 1996.

	The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 1997 Landauer Annual Report on Form 10-K, which is incorporated by reference.

	The results of operations for the three-month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

(2)	Cash Dividends
      --------------

	On November 6, 1997, the Company declared a regular quarterly cash dividend in the amount of $.32 1/2 per share payable on January 2, 1998, to stockholders of record on December 18, 1997.

	Regular quarterly cash dividends of $.30 per share ($1.20 annually) were declared during fiscal 1997.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

	Landauer's cash flow from operating activities for the three months ended December 31, 1997 and 1996 amounted to $4,286,000 and $3,019,000, respectively.  Investing activities for the three months ended December
31, 1997 and 1996 resulted in net maturities of U.S. Treasury securities of $2,444,000 in fiscal 1998 and net purchases of U.S. Treasury securities of $1,536,000 in fiscal 1997. Offsetting these were acquisitions of property, plant and equipment in the amount of $548,000 and $472,000, respectively. The Company's financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture.

LANDAUER, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd.)


	The Company has no long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for the balance of fiscal 1998 are expected to amount to approximately $5,000,000, principally for the acquisition of equipment to support the company's introduction of the Luxel product line, the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

	The Company presently maintains no external sources of liquidity, and, in the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

	Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments amounted to $8,833,000 and $8,710,000, respectively, as of December 31, 1997 and September 30, 1997, and are included in deferred contract revenue. While these amounts represent more than one-half of current liabilities, such amounts generally do not represent a cash requirement.

Results of Operations
---------------------
	Revenues for the quarter ended December 31, 1997 were 13% higher compared with the same quarter a year ago. The increase in revenues was primarily attributable to gains in the Company's traditional radiation dosimetry business. Gross margins for the first fiscal quarter were 68.1% of the revenues compared to 68.4% for the same period in fiscal 1997. The decrease in margins was primarily attributable to higher costs associated with Year 2000 remediation efforts, which are accounted for as a cost of revenues.

	Selling, general and administrative expenses were slightly higher in the current quarter as a percent of revenues at 25.7% compared to 25.5% for the first quarter of fiscal 1997. As a result, operating income for the first fiscal quarter of 1998 was 42.4% of revenues compared to 42.8% for the same period last year. Income before income taxes was 46.2% of revenues for the quarter just ended compared to 46.9% for the first fiscal quarter of 1997.

	The effective tax rate for the Company during the first quarter of fiscal 1998 was higher at 36.4% compared with 35.6% for the same period last year. Resulting net income of $3,036,000 for the first fiscal quarter of 1998 was 10% higher than $2,765,000 reported in fiscal 1997. Income per share for the quarter was $.36 versus $.33 for the first fiscal quarter of 1997.

LANDAUER, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd.)

PART II.	OTHER INFORMATION

Item 2.	Legal Proceedings
        -----------------
	Landauer is involved in various legal proceedings but believes that these matters will be resolved without a material effect on its financial position.

Item 4.	Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
	At its Annual Meeting held on February 4, 1998, the shareholders voted to re-elect Gary D. Eppen, Marvin G. Schorr and Michael D. Winfield as directors for three-year terms. Voting for all nominees were 6,765,995 shares (representing 79.6% of total shares outstanding), and votes for 53,081 shares were withheld from all nominees. Continuing as directors are Thomas M. Fulton, Robert J. Cronin, Richard R. Risk, Paul
B. Rosenberg and Herbert Roth, Jr.

	The shareholders also voted to reappoint Arthur Andersen LLP as the Company's auditors for the following year, with 6,776,511 shares (79.7% of total shares outstanding) voting for, 19,224 shares against, and 23,527 shares abstaining.

Item 6.	Exhibits and Reports on Form 8-K
        --------------------------------
	(a)	No exhibits are filed with this report.
	(b)	There were no reports on Form 8-K during the quarter for
which this report is
	filed.
SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDAUER, INC.
Date:  February 13, 1998
         /s/ James M. O'Connell
-----------------------------
James M. O'Connell
Vice President and Treasurer
(Principal Financial and
Accounting Officer)