Form 10-Q
period 1998-07-31
LANDAUER INC
filed 1998-08-14
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

/X/ QUARTERLY REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended June 30, 1998 or


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

	Class                             Outstanding at August 10, 1998
	---------------------------             -------------------------------
Common stock, $.10 par value                        8,609,299



PART I.	FINANCIAL INFORMATION


LANDAUER, INC.

Balance Sheets
(000's)

ASSETS
-----------
	June 30,	Sept. 30,
  	1998	1997
	--------	---------
		(Derived from
		audited
	(Unaudited)	statements)

Current assets:

	Cash and cash equivalents	$  6,858	$  1,860
	Short-term investments	1,993	 8,381
	Accounts receivable, less allowances of
	$182,000 at 6/30/98 and $219,000 at 9/30/97	10,854	8,568
	Inventories	  1,370	  1,108
	Prepaid expenses	140	  96
	Deferred taxes on income	     1,318	     1,318
		--------	--------

	Total current assets	22,533	21,331

Property, plant and equipment, at cost	24,184	19,412
	Less: Accumulated depreciation
	and amortization	   12,751	   11,681
		--------	--------

Net property, plant and equipment	11,433	7,731

Investment in U.S. Treasury Securities	3,987	4,969
Cost of purchased businesses in excess of
	net assets acquired	2,487	2,612
Equity in Japanese joint venture	2,841	4,133
Other assets	     2,863	     2,959
		--------	--------

		$ 46,144	$ 43,735
		   ========	========
The accompanying notes are an integral part of these financial statements.

LANDAUER, INC.

Balance Sheets (Cont'd.)
(000's)

LIABILITIES AND STOCKHOLDERS' INVESTMENT
-----------------------------------------

		June 30,	Sept. 30,
		1998	1997
		--------	---------

			(Derived from
			audited
		(Unaudited)	 statements)
Current liabilities:

	Accounts payable	$      619	$      573
	Deferred contract revenue	9,817	8,710
	Dividend payable	2,798	2,551
	Accrued compensation and related costs	  1,724	  1,534
	Accrued pension costs	862	  627
	Accrued taxes on income	411	  832
	Accrued expenses	    2,288	      2,288
		 ----------	----------

	Total current liabilities	   18,519	   17,115

Stockholders' investment:

	Preferred stock, $.10 par value per share -
	Authorized - 1,000,000 shares
	Outstanding - None	--	--
	Common stock, $.10 par value per share -
	Authorized - 20,000,000 shares
	Outstanding - 8,609,299 shares at 6-30-98
		and 8,504,091 shares at 9-30-97 	861	850
	Premium paid in on common stock	8,471	7,860
	Cumulative translation adjustments	(729)	(59)
	Retained earnings	   19,022	   17,969
		 ----------	----------

	Total stockholders' investment	   27,625	   26,620
		 ----------	----------
		$ 46,144	$ 43,735
		 ==========	==========
The accompanying notes are an integral part of these financial statements.

LANDAUER, INC.

Statements of Income
(000's, except per share amounts)
(Unaudited)



 		Three Months Ended	Nine Months Ended
		---------------------	-------------------
		June 30,	June 30,	June 30,	June 30,
		1998	1997	1998	1997
		--------	--------	-------	-------

Net Revenues	$ 10,653	$ 9,984	$ 31,946	$ 29,572

Cost and expenses:
	Cost of revenues	3,314	3,140	9,781	9,035
	Selling, general and
		administrative	2,804	2,781	8,433	7,918
			--------	--------	-------	-------
			6,118	5,921	18,214	16,953
			--------	--------	-------	-------
Operating Income	4,535	4,063	13,732	12,619

Other income and expense, net	357	378	1,133	1,135
			--------	--------	-------	-------
Income before income taxes	4,892	4,441	14,865	13,754

Income taxes	1,794	1,581	5,434	4,946
			--------	--------	-------	-------
Net income	$  3,098	$  2,860	$  9,431	$  8,808
			========	========	========	========
Income per common share	$ 0.36	$ 0.34	$ 1.10	$ 1.04
			========	========	========	========
Average shares outstanding	8,609	8,482	8,578	8,479
			========	========	========	========

The accompanying notes are an integral part of these financial statements.




LANDAUER, INC.

Statements of Cash Flows
(000's)
(Unaudited)
		Nine Months Ended
		-------------------------
		June 30,	June 30,
		1998	1997
		--------	--------
	Net cash flow from operating activities:
	Net income	$  9,431	$  8,808
	Adjustments to reconcile net income to
	  net cash from operating activities:
	Depreciation and amortization	2,141	1,937
	Equity in net income of foreign affiliate	(525)	(561)
	Compensatory effect of stock options	622	176
	Increase in accounts receivable	(2,291)	(1,058)
	Increase in inventories	(262)	(294)
	(Increase) decrease in prepaid expenses	(44)	82
	Increase (decrease) in accounts payable	46	  (75)
	Increase in deferred contract revenue	1,107	10
	Decrease in accrued expenses	4	151
	Increase in net long-term assets    	     (598)	     (820)
		-------	-------
	Net cash generated from operating activities	9,631	8,356

Cash flow from investing activities:
	Purchases of U.S. Treasury Securities	(2,953)	(1,038)
	Maturities of U.S. Treasury Securities	10,323	956
	Acquisition of property, plant, and equipment	 (5,025)	     (1,139)
		 -------	 -------
	Net cash provided by (used in ) investing
	activities	 2,345 	   (1,221)

Cash flow from financing activities:
	Dividend received from foreign affiliate	1,152	356
	Dividends paid	   (8,130)	   (7,417)
		-------	-------
	Net cash used in financing activities	   (6,978)	   (7,061)
		-------	-------
Net increase in cash	4,998	74

Opening balance - cash and cash equivalents	1,860	3,359
		-------	-------
Ending balance - cash and cash equivalents	$ 6,858 	       $ 3,433
		   =======	=======
Supplemental Disclosure of Cash Flow Information:
	Cash paid for income taxes	  $   4,423	    $ 5,647
		=======	=======
Supplemental Disclosure of Non-cash Financing Activity:
	Dividend declared	$  2,798	$  2,545
		========	========
	Foreign currency translation adjustment 	$  (670)	$  (85)
		========	========
The accompanying notes are an integral part of these financial statements.


	LANDAUDER, INC.

Notes to Financial Statements - June 30, 1998

(Unaudited)

(1)	Basis of Presentation
      ---------------------
	The accompanying unaudited condensed financial statements reflect the financial position of Landauer, Inc. ("Landauer") as of June 30, 1998 and September 30, 1997, and the results of operations and cash flows for the three-month and nine-month periods ended June 30, 1998 and 1997. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Landauer as of June 30, 1998 and September 30, 1997, and the results of operations for the three-month and nine-month periods ended June 30, 1998 and 1997, and cash flows for the nine-month periods ended June 30, 1998 and 1997.

	The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 1997 Landauer Annual Report on Form 10-K, which is incorporated by reference.

	The results of operations for the three-month and nine-month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

(2)	Cash Dividends
      --------------

	On June 4, 1998, the Company declared a regular quarterly cash dividend in the amount of $.32 1/2 per share payable on July 2, 1998, to stockholders of record on June 18, 1998. On March 6, 1998, the Company declared a regular quarterly cash dividend in the amount of $.32 1/2 per share payable on April 3, 1998, to stockholders of record on March 20, 1998. On November 6, 1997, the Company declared a regular quarterly cash dividend in the amount of $.32 1/2 per share payable on January 2, 1998, to stockholders of record on December 19, 1997.

	Regular quarterly cash dividends of $.30 per share ($1.20 annually) were declared during fiscal 1997.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

	Landauer's cash flow from operating activities for the nine months ended June 30, 1998 and 1997 amounted to $4,998,000 and $74,000, respectively. Investing activities for the nine months ended June 30, 1998 and 1997 resulted in net maturities of U.S. Treasury securities of $7,370,000 in fiscal 1998 and net purchases of U.S. Treasury securities of $82,000 in fiscal 1998. Offsetting these were acquisitions of property, plant and equipment in the amount of $5,025,000 and $1,139,000, respectively. The Company's financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture.

LANDAUER, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd.)


The Company has no long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for the balance of fiscal 1998 are expected to amount to approximately $2,000,000, principally for the acquisition of equipment to support the company's introduction of the Luxel product line, the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

	The Company presently maintains no external sources of liquidity, and, in the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

	Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments amounted to $9,817,000 and $8,710,000, respectively, as of June 30, 1998 and September 30, 1997, and are included in deferred contract revenue. While these amounts represent approximately one-half of current liabilities, such amounts do not represent a cash requirement.

Results of Operations
---------------------

Revenues for the quarter ended June 30, 1998 were 7% higher compared with the same quarter a year ago. The increase in revenues was primarily attributable to gains in the Company's traditional radiation dosimetry business. Gross margins for the third fiscal quarter were 68.9% of revenues compared to 68.5% for the same period in fiscal 1997. The increase in margins was primarily attributable to a price increase effective April 1, 1998

	Selling, general and administrative expenses were slightly lower in the current quarter as a percent of revenues at 26.3% compared to 27.9% for the third quarter of fiscal 1997. As a result operating income for the third fiscal quarter of 1998 was 42.6% of revenues compared to 40.7% for the same period last year. Income before income taxes was 45.9% of revenues for the quarter just ended, compared to 44.5% for the third fiscal quarter of 1997.

	The effective tax rate for the Company during the third quarter of fiscal 1998 was 36.7% compared with 35.6% for the same period last year. Resulting net income of $3,098,000 for the third fiscal quarter of 1998 was 8% higher than $2,860,000 reported in fiscal 1997. Income per share for the quarter was $.36 versus $.34 for the third fiscal quarter of 1997.

Revenues for the nine months ended June 30, 1998, were 8% higher compared with the first nine months of fiscal 1997. The increase in revenues was attributable to higher pricing in the Company's traditional radiation dosimetry business, as well as higher international sales. Gross margins for the first nine months of fiscal 1998 were 69.4% of revenues, the same as last year.


LANDAUER, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd.)

Selling, general and administrative expenses were slightly lower for the first nine months as a percent of revenues at 26.4% compared to 26.8% for the first nine months of 1997. As a result, operating income for first nine months of 1998 was 43% of revenues compared to 42.7% for the same period last year. Income before income taxes at 46.5% of revenues for the first nine months was comparable to a year ago.

	The effective tax rate for the Company during the first nine months of fiscal 1998 was 36.6% compared with 36.0% for the first nine months of 1998. Resulting net income of $9,431,000 for the first nine months of 1998 was 7% higher than $8,808,000 reported in fiscal 1997. Income per share thus far in fiscal 1998 was $1.10 versus $1.04 for the same period in fiscal 1997.

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

LANDAUER, INC.
Date:  August 10, 1998
         /s/ James M. O'Connell
-------------------------------
James M. O'Connell
Vice President and Treasurer
(Principal Financial and
Accounting Officer)