Form 10-K
period 1998-09-30
LANDAUER INC
filed 1998-12-29
CIK 825410

SECURITIES AND EXCHANGE COMMISSION					FORM 10-K
Washington, DC 20549

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998

Commission File Number 1-9788

LANDAUER, INC.
(Exact name of registrant as specified in its charter)


	DELAWARE	06-1218089
 (State or other jurisdiction 	(I.R.S. Employer
of incorporation or organization) 	Identification Number)

2 SCIENCE ROAD, GLENWOOD, ILLINOIS 60425
(Address of principal executive offices and zip code)

Registrants telephone number, including area code:
(708) 755-7000

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK WITH PAR VALUE OF $.10	AMERICAN STOCK EXCHANGE
(Title of each class)	(Name of exchange on which
	registered)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

	As of December 10, 1998, 8,609,299 common shares were outstanding, and the aggregate market value of the voting and non-voting common equities (based upon the closing price on the American Stock Exchange) held by non-affiliates was approximately $220,000,000.

	Certain portions of the registrants definitive Proxy Statement in connection with the February 3, 1999 Annual meeting of Stockholders (the Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K.

INDEX

ITEM			Page

PART I

1.	Business
		General Description	6
		Marketing and Sales	6
		Patents	6
		Raw Materials	7
		Competition	7
		Research and Development	7
		Environmental Regulations	7
		Employees and Labor Relations	8

2.	Properties	8

3.	Legal Proceedings	8

4.	Submission of Matters to a Vote of Security Holders	8

4A.	Executive Officers of the Registrant	8

PART II

5.	Market for Registrants Common Stock
and Related Stockholder Matters	8

6.	Selected Financial Data	8

7.	Management's Discussion and Analysis of Financial Condition and
Results of Operations	9

8.	Financial Statements and Supplementary Data
		Consolidated Balance Sheets	12
		Consolidated Statements of Income	13
		Consolidated Statements of Stockholders Investment
and Comprehensive Income	13
		Consolidated Statements of Cash Flows	14
		Notes to Financial Statements	15
		Report of Independent Public Accountants	20

9.	Changes in and Disagreements With Accountants
on Accounting and Financial Disclosure	21

PART III

10.	Directors and Executive Officers of the Registrant	21

11.	Executive Compensation	21

12.	Security Ownership of Certain Beneficial Owners and Management	21

13.	Certain Relationships and Related Transactions	21

PART IV

14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	21
	Financial Statements	21
	Financial Statement Schedules	21
	List of Exhibits	21
	Reports on Form 8-K	22
	Signatures of Registrant and Directors	23

PART I

ITEM 1. BUSINESS
GENERAL DESCRIPTION
	Landauer, Inc. is a Delaware corporation organized on December 22, 1987 to carry on the radiation monitoring business previously carried on by Tech/Ops, Inc. (Tech/Ops). On February 6, 1991, the Company changed its name from Tech/Ops Landauer, Inc. to Landauer, Inc.
	The Company offers a service for measuring, primarily through optically stimulated luminescent, film and thermoluminescent badges worn by client personnel, the dosages of x-ray, gamma radiation and other