Form 10-K/A
period 1998-09-30
LANDAUER INC
filed 1999-01-29
CIK 825410

SECURITIES AND EXCHANGE COMMISSION                         FORM 10-K
Washington, DC 20549


               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


               For the fiscal year ended September 30, 1998


                       Commission File Number 1-9788


                              LANDAUER, INC.
          ------------------------------------------------------
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

                                   INDEX

ITEM                                                               Page

PART I

1.    Business
            General Description                                       3
            Marketing and Sales                                       3
            Patents                                                   4
            Raw Materials                                             4
            Competition                                               4
            Research and Development                                  5
            Environmental Regulations                                 5
            Employees and Labor Relations                             5

2.    Properties                                                      5

3.    Legal Proceedings                                               5

4.    Submission of Matters to a Vote of Security Holders             5

4A.   Executive Officers of the Registrant                            6

PART II

5.    Market for Registrants Common Stock
      and Related Stockholder Matters                                 7

6.    Selected Financial Data                                         7

7.    Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                       7

8.    Financial Statements and Supplementary Data
            Consolidated Balance Sheets                              11
            Consolidated Statements of Income                        12
            Consolidated Statements of Stockholders
              Investment and Comprehensive Income                    13
            Consolidated Statements of Cash Flows                    14
            Notes to Financial Statements                            15
            Report of Independent Public Accountants                 24

9.    Changes in and Disagreements With Accountants
      on Accounting and Financial Disclosure                         25

PART III

10.   Directors and Executive Officers of the Registrant             26

11.   Executive Compensation                                         26

12.   Security Ownership of Certain Beneficial Owners
      and Management                                                 26

13.   Certain Relationships and Related Transactions                 26

PART IV

14.   Exhibits, Financial Statement Schedules,
        and Reports on Form 8-K                                      27
      Financial Statements                                           27
      Financial Statement Schedules                                  27
      List of Exhibits                                               27
      Reports on Form 8-K                                            28
      Signatures of Registrant and Directors                         29

                                  PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION

      Landauer, Inc. is a Delaware corporation organized on December 22, 1987 to carry on the radiation monitoring business previously carried on by Tech/Ops, Inc. (Tech/Ops). On February 6, 1991, the Company changed its name from Tech/Ops Landauer, Inc. to Landauer, Inc.

      The Company offers a service for measuring, primarily through optically stimulated luminescent, film and thermoluminescent badges worn by client personnel, the dosages of x-ray, gamma radiation and other penetrating ionizing radiations to which the wearer has been exposed.
While most of the Company's revenues are domestic, these services are also marketed in the United Kingdom and Canada. As of October 1, 1998, the Company acquired a 75% interest in SAPRA-Landauer, Ltda., which provides radiation dosimetry services in Brazil. As of December 28, 1998, SAPRA-Landauer acquired the radiation dosimetry service business formerly conducted by REM in Sao Paulo, Brazil.

      Landauer's operations also include services for detecting radon gas and for monitoring nitrous oxide anesthetic gases. At present, these services make up a small part of revenues.

      Landauer's wholly-owned subsidiary, HomeBuyers Preferred, Inc., offers a radon monitoring service and when warranted, remediation to purchasers of personal residences. The service is targeted to corporate employee relocation programs which have generally regarded radon as a serious environmental hazard.

      Landauer's activities also include the operations of a 50%-owned subsidiary in Japan involved in radiation monitoring in that country.

      Landauer also operates a crystal manufacturing facility in Stillwater, Oklahoma which it acquired in an asset purchase in August, 1998.

      The Company's shares are listed on the American Stock Exchange. As of September 30, 1998, there were 8,609,299 shares outstanding.

      As used herein, the "Company" or "Landauer" refers to Landauer, Inc. and its wholly-owned subsidiary.

MARKETING AND SALES

      Landauer's dosimetry services are marketed primarily by full-time Company personnel located in Illinois, California, Maryland, New York, Georgia, Texas, and the United Kingdom. U.S. sales personnel also market these services in Canada. Other firms and individuals market the Company's services on a commission basis, primarily to small customers.

      The Company has more than 45,000 customers representing more than 900,000 individuals who use the Company's services. Typically, a client will contract for a years service in advance, representing twelve monthly badges, readings, and reports. Sales are made principally on a subscription basis and deferred income as shown on the balance sheet represents advance payment for services to be rendered. At September 30, 1998 and 1997, deferred income was $8,845,000 and $8,710,000, respectively.

      Radon gas detection kits are marketed primarily to institutional customers and government agencies.

      The HomeBuyers Preferred Radon Protection Plan service agreement is marketed to companies and to their corporate relocation service providers for the benefit of purchasers of residences incident to transfers of personnel.

PATENTS

      The Company holds exclusive world-wide licenses to patent rights for certain technologies which measure and image radiation exposure to crystalline materials when stimulated with light. These licenses were acquired by the Company from Battelle Memorial Institute and Oklahoma State University as part of collaborative efforts to develop and commercialize a new generation of radiation dosimetry technology. These licenses expire from the years 2011 through 2015.

      At this time the Company is using the optically stimulated luminescent (OSL) technology to provide dosimetry services to approximately 30% of its customers. The Company is near completion of installation of equipment and systems to make this technology available to virtually all of its customers over the next eighteen months. These licenses and systems represent an important proprietary component of the OSL commercial service known as Luxel.

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

RAW MATERIALS

      The Company has many sources for most of its materials and supplies, and believes that the number of sources and availability of items are adequate. Landauer internally produces certain of its requirements, such as OSL detector materials and plastic badge holders. Although the Company purchases most of its photographic film from a single supplier, the Company's introduction of OSL technology is expected to replace film as the predominant method for providing radiation dosimetry services.

COMPETITION

      Landauer has one major competitor as well as a number of smaller competitors that operate in the U.S. During 1996, the Company's two largest competitors merged to form the second largest personnel dosimetry service in the U.S.

      With the exception of Japan, the United Kingdom, and Brazil, radiation monitoring activities in many foreign countries are generally conducted by government agencies. The Japanese market is served by the Company through its 50%-owned joint venture, Nagase-Landauer, Ltd. Customers in the United Kingdom are served by the Company's facility in Oxford. In early 1995, the Company began offering radiation monitoring services to customers in Canada following approval of the Company's devices by Canadian authorities. Customers in Brazil are served through the Company's joint venture, SAPRA-Landauer, Ltda. In the United States, most government agencies, such as the Department of Energy and Department of Defense, have their own in-house radiation monitoring services. Additionally, many large private nuclear power plants also have their own in-house radiation monitoring services. As stated above, the Company competes on the basis of advanced technologies, competent execution of these technologies, the quality and reliability of its services, and its prompt and responsive performance.

      Radon gas detection services represent a market in which Landauer has many large and small competitors, many of whom use short-term charcoal detectors rather than the Company's alpha-track detectors.

      The HomeBuyers Preferred Radon Protection Plan represents a product sold exclusively to the corporate relocation market through firms providing relocation services and directly to corporate customers. The competitive environment has changed over the past year with consolidation in the corporate relocation industry and a trend toward single supplier relationships for inspection services.

RESEARCH AND DEVELOPMENT

      The Company's technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. The development of OSL dosimetry, announced in 1994, was funded by the Company in its collaborative effort with Battelle Memorial Institute and Oklahoma State University. The Company commercialized this technology over the past two years and intends to make this technology available to most of its customers by early 2000.

      The Company also participates regularly in several technical professional societies, both domestic and international, that are active in the fields of health physics and radiation detection and monitoring.

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

EMPLOYEES AND LABOR RELATIONS

      As of September 30, 1998, the Company employed approximately 280 full-time employees. Landauer believes its relations with its employees are good.


ITEM 2. PROPERTIES

      Landauer owns three adjacent buildings totaling approximately 60,000 square feet in Glenwood, Illinois, about 30 miles south of Chicago. The properties and equipment of the Company are in good condition and, in the opinion of management, are suitable and adequate for the Company's operations.


ITEM 3. LEGAL PROCEEDINGS

      Landauer is involved in various legal proceedings, but believes that these matters will be resolved without a material effect on its liquidity, results of operation, or financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company are as follows:


Name of Officer              Age                Position
--------------               ---                ----------

Brent A. Latta               55                 President and Chief
                                                Executive Officer

James M. O'Connell           51                 Vice President, Finance,
                                                Treasurer, Secretary,
                                                and Chief Financial
                                                Officer

R. Craig Yoder               46                 Vice President -
                                                Operations

      Mr. Latta, Mr. O'Connell, and Dr. Yoder were elected to their positions on September 18, 1998, November 7, 1990, and February 2, 1994, respectively. Mr. Latta, who joined the Company in April, 1987 as Vice President, had for more than five years previously been Vice President, Marketing of Sherwood Medical Company, a manufacturer and distributor of medical products. Mr. O'Connell, prior to joining the Company in September 1990, was, for two years, Vice President and Chief Financial Officer of Darome, Inc., a telecommunications service and equipment manufacturing company. Dr. Yoder was elected to his position after serving as the Company's Technology Manager since 1983. Prior to this he was a member of the senior technical staff at Pennsylvania Power and Light, and at Battelle Pacific Northwest Laboratory.

      There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

                                  PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

      The Company's Common Stock has been traded on the American Stock Exchange since 1988. A summary of market prices of the Company's Common Stock is set forth in the table on page 24 of this Annual Report on Form 10-K. On December 10, 1998, there were approximately 600 shareholders of record. There were no sales of unregistered securities during fiscal 1998.

      The Company has paid regular quarterly cash dividends since January, 1990. The Company has also paid special cash dividends in 1990 and 1992.
A summary of cash dividends paid for the last two years is set forth in the table on page 24 of this Annual Report on Form 10-K.


ITEM 6.  SELECTED FINANCIAL DATA

      A summary of selected financial data for the last six years is set forth in the inside front cover of the Companys Annual Report to Stockholders accompanying this Annual Report on Form 10-K.


ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

      Net revenues for fiscal 1998 were $42,692,000 an increase of $2,778,000, or 7%, over fiscal 1997. The growth in revenues resulted from increased unit sales and pricing for personnel dosimetry services.

      Cost of sales as a percentage of net revenues decreased to 29.5% in fiscal 1998 compared with 30% a year ago.

      Selling, general and administrative expenses for fiscal 1998 increased $886,000, or 8.5%, compared with fiscal 1997 as a result of expenses for acquisition activities, new technology start-up costs and Year 2000 remediation costs. As a percentage of net revenues, such expenses increased to 26.6% in fiscal 1998 from 26.3% a year ago.

      Other income for fiscal 1998 decreased to $1,429,000 from $1,518,000 in fiscal 1997, primarily as a result of lower income from the Company's Japanese venture due to a strong U.S. dollar in fiscal 1998.

      Income tax expense for fiscal 1998 was $7,402,000 compared with $6,954,000 in fiscal 1997. The effective tax rate was 36.7% for fiscal 1998 and 1997.

      As a result, net income for fiscal 1998 increased $740,000, or 6.2%, to $12,759,000. Basic income per share increased from $1.42 in fiscal 1997 to $1.49 in fiscal 1998.

FISCAL 1997 COMPARED TO FISCAL 1996

      Net revenues for fiscal 1997 were $39,914,000, an increase of $3,398,000, or 9.3%, over fiscal 1996. The growth in revenues resulted from increased unit sales and pricing for personnel dosimetry services and from increased sales of radon protection plan service agreements.

      Cost of sales as a percentage of net revenues decreased to 30% in fiscal 1997 compared with 30.1% in fiscal 1996.

      Selling, general and administrative expenses for fiscal 1997 increased $806,000, or 8.3%, compared with fiscal 1996. As a percentage of net revenues, such expenses decreased to 26.3% in fiscal 1997 from 26.5% in fiscal 1996.

      Other income for fiscal 1997 decreased to $1,518,000 from $1,579,000 in fiscal 1996, primarily as a result of lower income from the Company's Japanese venture due to a strong U.S. dollar in fiscal 1997.

      Income tax expense for fiscal 1997 was $6,954,000 compared with $6,518,000 in fiscal 1996. The fiscal 1997 effective tax rate was 36.7% compared with 37.4% for fiscal 1996.

      As a result, net income for fiscal 1997 increased $1,120,000, or 10.3%, to $12,019,000. Basic income per share increased from $1.29 in fiscal 1996 to $1.42 in fiscal 1997.

FOURTH QUARTER RESULTS OF OPERATIONS

      Revenues in the fourth quarter of fiscal 1998 were $10,746,000 or 3.9% higher than $10,342,000 reported for the same period in fiscal 1997. The increase is primarily attributable to personnel dosimetry revenues. Net income for the quarter of $3,328,000 represented an 3.6% increase compared with the same period in 1997. Basic income per share for the fourth quarters of 1998 and 1997 was $.39 and $.38, respectively.

      Revenues in the fourth quarter of fiscal 1997 were $10,342,000, or 10.9% higher than $9,328,000 reported for the same period in fiscal 1996. The increase is primarily attributable to personnel dosimetry revenues. Net income for the quarter of $3,211,000 represented an 11.4% increase compared with the same period in 1996. Basic income per share for the fourth quarters of 1997 and 1996 was $.38 and $.34, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      Landauer's cash flows, as shown in the statement of cash flows, can differ from year to year as a result of the Company's investment and financing activities. Investments in short-term instruments with a maturity of greater than three months are classified separately from cash and equivalents and investments with maturities of greater than one year are classified as non-current assets.

      Net dispositions of U.S. treasury securities amounted to $8,366,000 in 1998 and net acquisitions amounted to $2,529,000 in 1997. Investing activities were limited to acquisitions of property, plant and equipment (including amortizable dosimetry device components) and amounted to $8,032,000 and $2,423,000, respectively, in fiscal 1998 and 1997. The
Company's financing activities are limited to payments of regular cash dividends, offset by small amounts of foreign dividends received and the net effect of exercises of stock options.

      The Company has no significant long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for fiscal 1999 are expected to amount to $5,000,000, principally for equipment and software development. The Company anticipates that funds for these capital improvements will be provided from operations.

      The Company presently maintains bank lines of credit totalling $5,000,000. In the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

      Landauer requires limited working capital for its operations since many of its customers pay for annual services in advance. Such advance payments amounted to $8,845,000 and $8,710,000 respectively, as of September 30, 1998 and 1997, and are included in deferred contract revenue.

While these amounts represent approximately one-half of current liabilities, such amounts generally do not represent a cash requirement.

      Landauer offers radiation monitoring services in the United Kingdom and Canada. The Company's operations in these markets do not depend on significant capital resources.

INFLATION

      From time to time the Company tries to reflect the inflationary impact of materials, labor and other operating costs and expenses in its prices. The market for the services which the Company offers, however, is highly competitive, and in some cases has limited the ability of the Company to offset inflationary cost increases.

COMPUTER SOFTWARE MODIFICATIONS

      During early 1996, the Company established an internal task force to review the extent to which the Company's computer software, computer hardware and non-information technology systems are Year 2000 compliant. This task force, assisted in certain instances by outside consultants, has completed an internal assessment of the systems with a view to determining whether any remediation or replacement is necessary for the continued operation of such systems. The Company has focused its compliance efforts on each of the software, hardware and non-information technology system major categories or phases with six subsets related to computer software systems.

      Remediation and/or replacement plans have been developed for each of the phases identified. Through September 30, 1998, the Company has completed remediation and installation of two of the software systems subsets and is in the process of remediating two additional subsets which will be complete in mid-1999. A fifth subset representing replacement systems to be installed has resulted in the identification of software products and vendors for the replacement systems with the installation and conversion of several completed. The sixth software subset represents non-information technology systems software where individual users have assumed responsibility for Year 2000 compliance.

      The computer hardware phase is essentially complete with the installation of mainframe, network, and peripheral equipment and related operating systems. Many of these installations were scheduled for replacement or addition without regard to the Year 2000 compliance issue. Non-mainframe or network hardware systems have been or will be replaced or modified in late 1998 or in 1999, as will those non-information technology hardware systems or components.

      The Company relies upon certain vendors for critical supplies and services and is in the process of contacting such vendors to determine their Year 2000 compliance.

      The risks attendant to Year 2000 non-compliance are significant to the Company if not addressed in a timely manner. All mission critical systems and hardware have been either remediated and/or replaced or are in the process of undergoing remediation and/or replacement. The Company has numerous contingency strategies to deal with a variety of non-compliance scenarios should a Year 2000 problem develop in these systems or hardware despite the Company's remediation or replacement efforts. Based on the Company's analysis to date, the Company does not expect that the occurrence of such a non-compliant event would have a material effect on its results of operation, financial position or liquidity.

      The Company currently estimates that the total cost of remediation and replacement of its non-compliant systems will amount to $2,128,000.
For the years ended September 30, 1998 and 1997, the amount of such expense charged to operations was $337,000 and $418,000, respectively. The total estimated cost of compliance expenditures for systems treated as a capital expenditure is $581,000 and is included in the above estimates. Through September 30, 1998, $211,000 of such capital expenditures have been made. For the year ended September 30, 1999, the Company estimates that $792,000 will be charged to operations related to the compliance effort, and that $370,000 represents a capital expenditure.

      The Company's compliance efforts have required the allocation of information technology resources to the Year 2000 project, as well as other activities, most notably the Company's conversion to the Luxel dosimetry system. To the extent possible, such allocation of information technology resources has been designed to optimize the progress of both projects and to obviate the need to remediate redundant systems. Additionally, such allocation of resources has prioritized activities in a manner which does not defer completion of any material systems beyond December 31, 1999. Management estimates that approximately 25% of its information technology budget is devoted to the Year 2000 compliance effort.

      The responses set forth herein represent the subjective views of members of management involved in Landauer's Year 2000 compliance efforts and are based on information currently available to Landauer. Landauer's Year 2000 compliance efforts are ongoing and the views expressed herein are subject to change. In addition, the responses set forth herein are dependent, in part, on advice received from vendors and other third parties and, in certain cases, on events and matters outside of Landauer's control.

FORWARD LOOKING STATEMENTS

      Certain matters contained in this report are forward-looking statements, including, without limitation, statements concerning the development and introduction of new technologies, the costs of computer software modifications and replacements, pending accounting announcements and competitive conditions. The word "believe", "expect", anticipate", and "estimate" and other similar expressions generally identify forward-looking statements. All forward-looking statements contained herein are based largely on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        CONSOLIDATED BALANCE SHEETS
                       LANDAUER, INC. AND SUBSIDIARY
                                               (DOLLARS IN THOUSANDS)

------------------------------------------------------------------------
As of September 30,                  Notes          1998          1997
------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents              1       $ 6,501       $ 1,860
  Short-term investments                 1         1,998         8,381
  Receivables, net of allowances for
    doubtful accounts of $208,000
    in 1998 and  $219,000 in 1997                  9,139         8,568
  Inventories                            1         1,258         1,108
  Prepaid expenses                                   214            96
  Deferred taxes on income               4         1,629         1,318
------------------------------------------------------------------------
Total current assets                              20,739        21,331
------------------------------------------------------------------------
Property, plant and equipment,
 at cost:                                1
  Land and improvements                              538           571
  Buildings and improvements                       3,401         3,191
  Equipment                                       19,554        15,650
------------------------------------------------------------------------
                                                  23,493        19,412
    Less: accumulated depreciation and
      amortization                                10,456        11,681
------------------------------------------------------------------------
Net property, plant and equipment                 13,037         7,731
------------------------------------------------------------------------
Investment in U.S. treasury securities   1         2,986         4,969
Cost of purchased businesses in
  excess of net assets acquired          1         2,445         2,612
Equity in joint venture                  3         3,135         4,133
Other assets                                       3,995         2,959
------------------------------------------------------------------------
TOTAL ASSETS                                     $46,337       $43,735
========================================================================
LIABILITIES AND STOCKHOLDERS INVESTMENT
Current liabilities:
  Accounts payable                               $   681       $   573
  Dividends payable                                2,798         2,551
  Deferred contract revenue              1         8,845         8,710
  Accrued compensation and related costs           1,222         1,047
  Accrued pension costs                  6         1,937         1,491
  Accrued taxes on income            1 & 4           602           832
  Other accrued expenses                           1,915         1,911
------------------------------------------------------------------------
Total current liabilities                         18,000        17,115
------------------------------------------------------------------------
Commitments and contingencies            7
STOCKHOLDERS INVESTMENT              5 & 7
Preferred Stock                                    --            --
Common Stock                                         861           850
Premium paid in on common stock                    8,486         7,860
Cumulative translation adjustments                 (563)          (59)
Retained earnings                                 19,553        17,969
------------------------------------------------------------------------
     Total stockholders investment                28,337        26,620
------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS INVESTMENT    $46,337       $43,735
========================================================================

The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF INCOME
                       LANDAUER, INC. AND SUBSIDIARY

                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
--------------------------------------------------------------------------
For the years ended
  September 30,              Notes      1998        1997        1996
--------------------------------------------------------------------------

Net revenues                          $42,692     $39,914     $36,516
--------------------------------------------------------------------------

Costs and expenses
  Cost of sales                        12,592      11,977      11,002
  Selling, general, and
    administrative               1     11,368      10,482       9,676
--------------------------------------------------------------------------
                                       23,960      22,459      20,678
--------------------------------------------------------------------------

Operating income                       18,732      17,455      15,838
Equity in income of
  joint venture                  3        653         722         781
Other income                              776         796         798
--------------------------------------------------------------------------

Income before taxes                    20,161      18,973      17,417
Income taxes                 1 & 4     (7,402)     (6,954)     (6,518)
--------------------------------------------------------------------------

Net income                            $12,759    $ 12,019     $10,899
==========================================================================

Net income per share:            2
  Basic                                 $1.49       $1.42       $1.29

  Diluted                               $1.47       $1.39       $1.26
==========================================================================

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS INVESTMENT
                                            AND COMPREHENSIVE INCOME
                                                                                     (DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------
                                            Premium     Cumulative                     Total
                                            Paid in      Transla-                      Stock
                                               on          tion                       holders'      Compre-
                               Common        Common      Adjust-        Retained      Invest-       hensive
                                Stock        Stock         ments        Earnings        ment        Income
------------------------------------------------------------------------------------------------------------------
Balance September 30, 1995      $ 848       $ 7,561         $ 819      $ 14,557      $ 23,785
Net income                        --           --            --          10,899        10,899      $ 10,899
Foreign currency
  translation adjustment          --           --            (581)        --             (581)         (581)
Dividends                         --           --            --          (9,325)       (9,325)         --
Compensatory effect of
  stock options                   --             81          --            --              81          --
------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                                $10,318
                                                                                                    =======
Balance September 30, 1996      $ 848       $ 7,642         $ 238      $ 16,131      $ 24,859
Options exercised,
 net of repurchases                 2            73           --           --              75          --
Net income                        --            --            --         12,019        12,019      $ 12,019
Foreign currency
 translation adjustment           --            --           (297)         --            (297)         (297)
Dividends                         --            --            --        (10,181)      (10,181)         --
Compensatory effect of
 stock options                    --            145           --           --             145          --
------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                               $ 11,722
                                                                                                   ========
BALANCE SEPTEMBER 30, 1997      $ 850       $ 7,860        $ ( 59)     $ 17,969      $ 26,620
OPTIONS EXERCISED,
 NET OF REPURCHASES                11           475           --           --             486
NET INCOME                        --           --                        12,759        12,759      $ 12,759
FOREIGN CURRENCY
 TRANSLATION ADJUSTMENT           --           --            (504)         --            (504)         (504)
DIVIDENDS                         --           --             --        (11,175)      (11,175)         --
COMPENSATORY EFFECT OF
 STOCK OPTIONS                    --             151          --           --              151         --
------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                                               $ 12,255
                                                                                                   ========
BALANCE SEPTEMBER 30, 1998      $ 861       $ 8,486        $ (563)     $ 19,553      $ 28,337
==================================================================================================================

                   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                       LANDAUER, INC. AND SUBSIDIARY

                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
--------------------------------------------------------------------------
For the years ended
  September 30,                         1998        1997        1996
--------------------------------------------------------------------------
Cash flow from operating activities:
  Net income                          $12,759     $12,019     $10,899

  Non-cash expenses, revenues,
   and gains reported in income
    Depreciation and amortization       2,635       2,541       2,469
    Equity in income of joint venture    (653)       (722)       (781)
    Compensatory effect of stock
     options                              151         145          81
    Deferred income taxes                (311)        181        (753)
--------------------------------------------------------------------------
                                        1,822       2,145       1,016
--------------------------------------------------------------------------
  Net increase in other current assets   (844)     (1,191)       (369)
  Net increase in current liabilities     638         151       1,568
  Net increase in net long-term assets   (778)       (141)       (259)
--------------------------------------------------------------------------
                                         (984)     (1,181)        940
--------------------------------------------------------------------------
  Net cash generated from operating
   activities                          13,597      12,983      12,855

Cash flow from investing activities:
  Disposition of investments           11,319      12,273      10,873
  Acquisition of investments           (2,953)    (14,802)    (11,260)
  Acquisition of property, plant
   and equipment                       (8,032)     (2,423)     (2,297)
--------------------------------------------------------------------------
  Net cash provided by (used by)
   investing activities                   334      (4,952)     (2,684)

Cash flow from financing activities:
  Exercise of stock options - net         486          75        --
  Dividend received from foreign
   affiliate                            1,152         356         386
  Dividends paid                      (10,928)     (9,961)     (9,113)
--------------------------------------------------------------------------
  Net cash used by financing
   activities                          (9,290)     (9,530)     (8,727)
--------------------------------------------------------------------------
Net increase (decrease) in cash         4,641      (1,499)      1,444
Opening balance - cash and
  cash equivalents                      1,860       3,359       1,915
--------------------------------------------------------------------------
Ending balance - cash and
  cash equivalents                    $ 6,501     $ 1,860     $ 3,359
==========================================================================
Supplemental Disclosure of Cash
 Flow Information:
   Cash paid for income taxes         $ 6,508     $ 7,289     $ 7,523
==========================================================================
Supplemental Disclosure of
 Non-cash Financing Activity:
  Dividend declared                   $ 2,798     $ 2,551     $ 2,331
  Foreign currency translation
   adjustment                            (504)       (297)       (581)
==========================================================================

The accompanying notes are an integral part of these financial statements.

       NOTES TO FINANCIAL STATEMENTS, LANDAUER, INC. AND SUBSIDIARY

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The accompanying financial statements include the accounts of Landauer, Inc. and HomeBuyers Preferred, Inc., its wholly-owned subsidiary ("Landauer" or the "Company"). Nagase-Landauer, Ltd. (50%-owned), is a Japanese corporation which is accounted for on the equity basis. All material intercompany transactions have been eliminated.

      The cost of purchased businesses included in the accompanying financial statements exceeded the fair value of net assets at the date of acquisition in the amount of $4,408,000 and has been charged to "Cost of purchased business in excess of net assets acquired." The excess is being amortized on a straight-line basis over fifteen years, except for an acquisition initiated prior to 1971 ($942,000), where in the opinion of management there has been no diminution in value. As of September 30, 1998 and 1997, accumulated amortization was $1,420,000 and $1,253,000, respectively.

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

RESEARCH AND DEVELOPMENT

      The cost of research and development programs is charged to selling, general and administrative expense as incurred and amounted to approximately $1,445,000 in 1998, $1,516,000 in 1997, and $1,534,000 in
1996.

DEPRECIATION AND MAINTENANCE

      Plant and equipment are depreciated on a straight-line basis over their estimated useful lives, which are primarily thirty years for buildings and five to eight years for equipment. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized.

INCOME TAXES

      Landauer files income tax returns in the jurisdictions in which it operates. For financial statement purposes, provisions for federal and state income taxes have been computed in accordance with the provisions of SFAS No. 109 entitled Accounting for Income Taxes.

USE OF ESTIMATES

      Management has made certain estimates and assumptions that affect the reported amount of assets and liabilities during the preparation of the financial statements. Actual results could differ from these estimates. However, management does not believe they would have a material effect on operating results.

2.    INCOME PER COMMON SHARE

      Earnings per share computations have been made in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock that would have been outstanding assuming dilution during each year.

      Following is a table which shows the weighted average number of shares of common stock for the years ended September 30:
----------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                  1998        1997        1996
----------------------------------------------------------------------
Weighted average number of shares
  of common stock outstanding           8,586       8,483       8,477
Options issued to executives
  (Note 5)                                 97         132         153
                                      -------------------------------
Weighted average number of shares
  of common stock assuming
  dilution                              8,683       8,615       8,630
                                      ===============================

3.    EQUITY IN JOINT VENTURE

      The 50% interest in the common stock of Nagase-Landauer, Ltd., a Japanese corporation located in Tokyo and engaged in providing radiation monitoring services in Japan, is accounted for on the equity basis. The related equity in earnings of this joint venture and fees earned therefrom are included in other income in the accompanying Statements of Income.

      Condensed unaudited results of operations for Nagase-Landauer, Ltd. for the three years ended September 30, 1998 are as follows, converted into U.S. dollars at the then-current rate of exchange:
----------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                  1998        1997        1996
----------------------------------------------------------------------
REVENUES                             $ 10,669    $ 11,616    $ 12,116
INCOME BEFORE INCOME TAXES              2,627       3,093       3,234
NET INCOME                              1,303       1,416       1,563
                                      ===============================
AVERAGE EXCHANGE RATE (YEN/$)           136.7       120.0       108.3
                                      ===============================

      Condensed unaudited balance sheets for the years ended September 30, 1998 and 1997 are as follows:
----------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                              1998        1997
----------------------------------------------------------------------
CURRENT ASSETS                                   $  9,876    $ 12,323
OTHER ASSETS                                          935       1,035
                                                 --------------------
TOTAL ASSETS                                     $ 10,811    $ 13,358
                                                 ====================

LIABILITIES                                      $  4,479    $  5,188
STOCKHOLDERS' INVESTMENT                            6,332       8,170
                                                 --------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' INVESTMENT                         $ 10,811    $ 13,358
                                                 ====================

4.    INCOME TAXES

      The components of the provision for income taxes for the years ended September 30, 1998, 1997 and 1996 are as follows:
-----------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                 1998
-----------------------------------------------------------------------
                                       CURRENT     DEFERRED     TOTAL
                                       -------------------------------
FEDERAL                                $ 6,313    $   (255)    $ 6,058
STATE                                    1,400         (56)      1,344

    TOTAL                              $ 7,713    $   (311)    $ 7,402
                                       ===============================

-----------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                 1997
-----------------------------------------------------------------------
                                       CURRENT     DEFERRED     TOTAL
                                       -------------------------------
FEDERAL                                $ 5,445     $   146     $ 5,591
STATE                                    1,328          35       1,363
                                       -------------------------------
    TOTAL                              $ 6,773     $   181     $ 6,954
                                       ===============================

-----------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                 1996
-----------------------------------------------------------------------
                                       CURRENT     DEFERRED     TOTAL
                                       -------------------------------
FEDERAL                                $ 5,843    $   (605)    $ 5,238
STATE                                    1,428        (148)      1,280
                                       -------------------------------
    TOTAL                              $ 7,271    $   (753)    $ 6,518
                                       ===============================

      The provision for taxes on income in each period differs from that which would be computed by applying the statutory U.S. federal income tax rate to the income before taxes. The following is a summary of the major items affecting the provision:

-----------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                  1998        1997        1996
-----------------------------------------------------------------------
STATUTORY FEDERAL INCOME
 TAX RATE                                 34%         34%         34%

COMPUTED TAX PROVISION
 STATUTORY RATE                       $ 6,855     $ 6,451     $ 5,922
                                      -------------------------------
INCREASES (DECREASES)
 RESULTING FROM:
    STATE INCOME TAX PROVISION,
     NET OF FEDERAL BENEFIT               875         888         833
    OTHER                                (328)       (385)       (237)
                                      -------------------------------
INCOME TAX PROVISION IN THE
  STATEMENT OF INCOME                 $ 7,402     $ 6,954     $ 6,518
                                      ===============================

      The Company has adopted SFAS No. 109, Accounting For Income Taxes. Accordingly, the Company recognizes certain income and expense items in different years for financial and tax reporting purposes. Temporary differences are primarily attributable to (a) utilization of accelerated depreciation methods for tax purposes, (b) amortization of badge holder and software development costs, (c) limitations on deductibility of pension costs, (d) accrued benefit claims, vacation pay, and other compensation-related costs, and (e) reserves for obsolete inventory.

      Significant components of deferred taxes are as follows:

----------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                              1998        1997
----------------------------------------------------------------------
DEFERRED TAX ASSETS:
  BADGE HOLDER AMORTIZATION                       $   950     $   848
  PENSION ACCRUAL                                     765         590
  COMPENSATION EXPENSE                                556         437
  INVENTORY RESERVE                                    64          64
  OTHER                                               378         350
                                                  -------------------
                                                  $ 2,713     $ 2,289
                                                  ===================

DEFERRED TAX LIABILITIES
  DEPRECIATION                                    $   448     $   354
  SOFTWARE DEVELOPMENT                                636         617
                                                  -------------------
                                                  $ 1,084     $   971
                                                  ===================

      Management does not believe that a valuation allowance is required for the net deferred tax asset.

5.    CAPITAL STOCK

      Landauer has two classes of capital stock, preferred and common, with a par value of $.10 per share for each class. As of September 30, 1998 and 1997 there were 8,609,299 and 8,504,091 shares of common stock issued and outstanding (20,000,000 shares are authorized), respectively. There are no shares of preferred stock issued (1,000,000 shares are authorized).

      Landauer has reserved 850,000 shares of common stock for grants under its stock bonus and option plans. Recipients of grants or options must execute a standard form of noncompetition agreement. As of September 30, 1998, there have been no bonus shares issued. Options granted under these plans may be either incentive stock options or non-qualified options. Options granted through fiscal 1998 become exercisable over a four-year period at a price not less than fair market value on the date of grant.
The options expire ten years from the date of grant.

      During fiscal 1998, options for 30,000 shares were granted and options for 181,000 shares were exercised. As of September 30, 1998, non-qualified options for 374,000 shares had been granted at prices from $10.50
- $24.63 per share. At year-end, 248,220 shares were exercisable. This plan also provides for the grant of restricted shares or the grant of stock appreciation rights, either separately or in relation to options granted. During fiscal 1998, grants for 12,000 restricted shares were made to key employees. As of September 30, 1998, no stock appreciation rights had been granted.

      On February 22, 1989, the Company entered into an agreement with its President under which options to purchase up to 100,000 shares of the Companys common stock were granted, at a price of $10.50 per share, exercisable over a ten-year period subject to the attainment of certain financial goals. For the years ended September 30, 1998, 1997, and 1996, options for the purchase of 36,531, 10,000, and 9,870, respectively, became exercisable under this agreement.

      The Company has paid regular quarterly cash dividends since January, 1990. Summaries of cash dividends paid are set forth in the tables on the inside front cover and on page 24 of this report. It is the Company's intention to continue the regular quarterly cash dividend policy under currently foreseeable circumstances.

6.    EMPLOYEE BENEFIT PLAN

      Landauer maintains a noncontributory defined benefit pension and retirement plan covering substantially all full-time employees. The Company also maintains a Supplemental Key Executive Retirement Plan which provides for certain retirement benefits payable to key officers and managers. While charges for the supplemental plan are expensed annually, the plan is not separately funded. The Company maintains a directors retirement plan which provides for certain retirement benefits payable to non-employee directors. The directors plan was terminated in 1997.

      The following table sets forth the status of these plans at September 30, 1998 and 1997 in accordance with SFAS No.87:

----------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                              1998        1997
----------------------------------------------------------------------
ACTUARIAL PRESENT VALUE OF
 BENEFIT OBLIGATIONS
  VESTED BENEFITS                                $  4,633    $  4,151
  UNVESTED BENEFITS                                    79          60
                                                 --------------------
ACCUMULATED BENEFIT OBLIGATION                      4,712       4,211
EFFECT OF PROJECTED FUTURE
  COMPENSATION LEVELS                               2,425       2,377
                                                 --------------------
PROJECTED BENEFIT OBLIGATION                        7,137       6,588
PLAN ASSETS AT FAIR VALUE                           6,082       5,232
                                                 --------------------
PLAN ASSETS LESS THAN PROJECTED
  BENEFIT OBLIGATION                               (1,055)     (1,356)
UNRECOGNIZED NET LOSS                                (958)         91
UNRECOGNIZED TRANSITION AMOUNT                        101         112
                                                 --------------------
ACCRUED PENSION COST                             $ (1,912)   $ (1,153)
                                                 ====================

      The Landauer net pension expense for 1998 and 1997 included the following components as defined by SFAS No. 87:

----------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                              1998        1997
----------------------------------------------------------------------
SERVICE COSTS/BENEFITS EARNED
  DURING THE YEAR                                $    409    $    396
INTEREST COST ON PROJECTED BENEFIT
  OBLIGATION                                          477         440
ACTUAL RETURN ON PLAN ASSETS                         (455)       (352)
NET AMORTIZATION AND DEFERRED ITEMS                   (13)         70
                                                 --------------------
NET PENSION EXPENSE                              $    418    $    554
                                                 ====================

      Plan assets for the defined benefit pension plan include marketable equity securities, corporate and government debt securities, and cash and short-term investments. The average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 5.5%, respectively, and the expected long-term rate of return on assets was 8.0%. The Supplemental Key Executive Retirement Plan and the director's retirement plan are not separately funded. The maximum liabilities for these unfunded plans included in the table above amounted to $1,007,000 and $864,000 at September 30, 1998 and 1997, respectively.

      Landauer maintains a 401(k) savings plan covering substantially all full-time employees. Qualified contributions made by employees to the plan are partially matched by the Company. $83,000 and $80,000 was provided to expense for the years ended September 30, 1998 and 1997, respectively, under this plan.

      Landauer has adopted SFAS No. 106, "Accounting for Postretirement Benefits Other than Pensions" to account for the Company's unfunded retiree medical expense reimbursement plan. Under the terms of the plan which covers retirees with ten or more years of service, the Company will reimburse retirees for (i) a portion of the cost of coverage under the then-current medical and dental insurance plans if the retiree is under age 65, or (ii) all or a portion of the cost of Medicare and supplemental coverages if the retiree is over age 64. The assumption for health-care cost trend rates were 7% for those younger than 65, and 5% for those 65 and older. The effect of a one percent increase on service and interest costs and postretirement benefit obligation would be $7,000 and $50,000, respectively. For a one percent decrease, the effect would be a reduction to service and interest costs and postretirement benefit obligation of $6,000 and $43,000, respectively. The amount of the Companys unrecognized transition obligation resulting from the adoption of SFAS No. 106 is $318,000 as of September 30, 1998. This liability is included in "Other accrued expenses."

7.    COMMITMENTS AND CONTINGENCIES

      The Company is involved in various legal proceedings, but believes that the outcome of these proceedings will not have a materially adverse effect on its financial condition.

      In connection with the 1988 transfer of the personnel dosimetry business to Landauer, the Company has entered into a Liability Assumption and Sharing Agreement with Tech/Ops, Inc. ("Tech/Ops") providing for, among other things, (i) assumption by Landauer of all determinable and contingent liabilities and obligations of Tech/Ops relating to the personnel dosimetry and radon detection business, (ii) assumption by the other former subsidiary of all determinable and contingent liabilities and obligations of Tech/Ops relating to its electronic controller business, (iii) joint and several assumption by Landauer and the other former subsidiary of all contingent liabilities of Tech/Ops and (iv) the allocation of other liabilities jointly and severally assumed to the business in which they relate or, if they relate to neither business, in ratios reflective of relative profit contributions of the respective businesses for the five years ended September 30, 1987. As a result of this Agreement, $22,000 was provided to expense in fiscal 1996.

      The Illinois Department of Revenue has determined that the Company's Illinois income tax returns were deficient in certain prior years because, in the Departments view, all income from the Company's dosimetry services should be apportionable to Illinois. The Company believes that only income attributable to Illinois customers should be apportionable to Illinois for income tax purposes and, prior to the Departments determination, had filed its state income tax returns in Illinois and in other states applying this methodology. In fiscal 1998, an Illinois circuit court ruled in favor of the Department and the Company has appealed the matter to an Illinois appellate court. The Company intends to continue to pursue an appeal or other satisfactory resolution of this matter. Since the Department's initial determination, the Company has filed its tax returns in accordance with the Departments position and, therefore, only the few specific tax years subject to the Department's initial determination are subject to this alleged deficiency. Given the Company's current level of reserves and its current tax policies, the Company believes that its failure to successfully appeal the Department's deficiency determination will not have a material adverse effect on its financial condition or results of operations.

8.    STOCK-BASED COMPENSATION PLANS

      The Company maintains two stock option plans for key employees, the Landauer, Inc. Key Employee Stock Bonus and Option Plan ("The 1988 Plan"). It also maintains a stock option plan for its non employee directors (The Directors' Plan). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized except for a performance-based grant for 100,000 shares (See Note 5 above). Had compensation cost for these plans been determined consistent with FASB Statements No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been as follows:

----------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                  1998        1997        1996
----------------------------------------------------------------------
NET INCOME:
            AS REPORTED              $ 12,759    $ 12,019    $ 10,899
            PRO FORMA                  12,813      12,090      10,942

BASIC EPS:
            AS REPORTED              $   1.49   $    1.42    $   1.29
            PRO FORMA                    1.49        1.42        1.29

DILUTED EPS:
            AS REPORTED                  1.47        1.39        1.26
            PRO FORMA                    1.48        1.39        1.26

Because the Statement 123 method of accounting has not been applied to options granted prior to October 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      The Company may grant options for up to 800,000 shares under the 1988 Plan (now terminated with respect to additional grants) and the 1996 Plan. The Company may grant options for up to 50,000 shares under the Directors' Plan. The Company has granted options on 640,000 and 35,000 shares, respectively, under these plans through September 30, 1998. Under each plan the option exercise price equals the stocks fair market value on the date of grant. Options granted under the Employees' Plans vest ratably over four years and options granted under the Directors' Plan vest ratably over ten years.

      A summary of the status of these plans at September 30, 1998, 1997, and 1996 and changes for the years then ended is presented in the table and narrative below:

-----------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE)                    1998
-----------------------------------------------------------------------
                                                               Weighed
                                                               Average
                                                              Exercised
                                                 Shares         Price
-----------------------------------------------------------------------
OUTSTANDING AT BEGINNING OF YEAR                    530        $ 12.24
GRANTED                                              30          24.63
EXERCISED                                          (181)          6.68
FORFEITED                                            (5)         22.31
                                                  --------------------
OUTSTANDING AT END OF YEAR                          374        $ 15.78
                                                  ====================
EXERCISABLE AT END OF YEAR                          248        $ 14.63
                                                  ====================

-----------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE)                    1997
-----------------------------------------------------------------------
                                                               Weighed
                                                               Average
                                                              Exercised
                                                 Shares         Price
-----------------------------------------------------------------------
OUTSTANDING AT BEGINNING OF YEAR                    535        $ 11.33
GRANTED                                              35          22.31
EXERCISED                                           (35)          7.84
FORFEITED                                            (5)         16.50
                                                  --------------------
OUTSTANDING AT END OF YEAR                          530        $ 12.24
                                                  ====================
EXERCISABLE AT END OF YEAR                          380        $ 10.61
                                                  ====================

-----------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE)                    1996
-----------------------------------------------------------------------
                                                               Weighed
                                                               Average
                                                              Exercised
                                                 Shares         Price
-----------------------------------------------------------------------
OUTSTANDING AT BEGINNING OF YEAR                    525       $  11.33
GRANTED                                              10          21.06
                                                  --------------------
OUTSTANDING AT END OF YEAR                          535       $  11.33
                                                  ====================
EXERCISABLE AT END OF YEAR                          370       $   9.72
                                                  ====================

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1998, 1997, and 1996:

----------------------------------------------------------------------
                                        1998        1997        1996
----------------------------------------------------------------------
RISK FREE INTEREST RATES                6.09%       6.79%       5.72%
EXPECTED DIVIDEND YIELD                 4.75%       4.75%       4.75%
EXPECTED LIFE (YEARS)                    9.0         9.0         9.0
EXPECTED VOLATILITY                     20.1%       22.3%       22.3%

9.    NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board (FASB) has issued a new pronouncement, Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal 2000. At the present time, this pronouncement should have no effect on the Company.

      FASB has also issued Statement of Position ("SOP") 98-5, "Reporting of the Costs of Start-Up Activities" and SOP 97-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal use". The Company will adopt these SOP's in fiscal 1999 which will be immaterial to its financial statements.

10.   SUBSEQUENT EVENTS

      As of October 1, 1998, the Company entered into an agreement whereby it acquired a 75% interest in the largest private radiation dosimetry service business in Brazil, Servico de Assessoria e Protecao Radiologica S/C Ltda. (SAPRA), located in Sao Carlos. The new company, SAPRA-Landauer Ltda., has negotiated the acquisition of an additional radiation dosimetry service formerly conducted by REM.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE STOCKHOLDERS AND DIRECTORS OF
LANDAUER, INC.


      We have audited the consolidated balance sheets of Landauer, Inc. and Subsidiary, a Delaware corporation (see Note 1), as of September 30, 1998 and 1997 and the related consolidated statements of income, stockholders' investment and comprehensive income, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landauer, Inc. and Subsidiary as of September 30, 1998 and 1997, and the consolidated results of its operations, and the changes in stockholders' investment and cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.




                                    ARTHUR ANDERSEN LLP
                                    Chicago, Illinois
                                    October 30, 1998

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

A-3.  LIST OF EXHIBITS

      (3)(a) Certificate of Incorporation of the Registrant, as amended through February 4, 1993, is incorporated by reference to Exhibit
(3) (a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

      (3)(b) By-laws of the Registrant are incorporated by reference to Exhibit (3) (b) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

      (4)(a) Specimen common stock certificate of the Registrant incorporated by reference to Exhibit (4) (a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

      (10)(a) Landauer, Inc. Key Employee Stock Bonus and Option Plan, as amended through June 17, 1992, is incorporated by reference to Exhibit
(10) (a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

      (10)(b) The Landauer, Inc. 1996 Equity Plan is incorporated by reference to Exhibit (10) (b) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

      (10)(c) Liability Assumption and Sharing Agreement among Tech/Ops, Inc., Tech/Ops Sevcon, Inc., and the Registrant is incorporated by reference to Exhibit (10) (d) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

      (10)(d) Form of Indemnification Agreement between the Registrant and each of its directors is incorporated by reference to Exhibit (10) (e) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

      (10)(e) Employment and Compensation Agreement dated February 22, 1989 between the Registrant and Thomas M. Fulton, as amended through June 17, 1992, is incorporated by reference to Exhibit (10) (f) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

      (10)(f) Landauer, Inc. Directors' Retirement Plan dated March 21, 1990, is incorporated by reference to Exhibit (10) (f) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

      (10)(g) Form of Supplemental Key Executive Retirement Plan is incorporated by reference to Exhibit (10) (h) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

      (10)(h) The Landauer, Inc. Incentive Compensation Plan for Executive Officers is incorporated by reference to Exhibit 10 (h) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

      (10)(i) The Landauer, Inc. 1997 Non-Employee Director's Stock Option Plan is incorporated by reference to Exhibit (10)(i) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

      (10)(j) Employment agreements dated February 29, 1996 between the Registrant and Brent A. Latta, James M. O'Connell and R. Craig Yoder are attached hereto as Exhibit (10)(j).

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

B. Reports on Form 8-K

      The Company did not file a Report on Form 8-K during the fiscal quarter ended September 30, 1998.

                  SIGNATURES OF REGISTRANT AND DIRECTORS


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           LANDAUER, INC.

                           By:  /s/ Brent A. Latta      December 18, 1998
                                --------------------
                                Brent A. Latta
                                President and Chief
                                Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                          TITLE                     DATE


/s/ Brent A. Latta         President and Director       December 18, 1998
-----------------------    (Principal Executive
Brent A. Latta             Officer)

/s/ James M. O'Connell     Vice President, Finance      December 18, 1998
-----------------------    Treasurer and Secretary
James M. O'Connell         (Principal Financial and
                           Accounting Officer)

/s/ Robert J. Cronin       Director                     December 18, 1998
-----------------------
Robert J. Cronin

/s/ Gary D. Eppen          Director                     December 18, 1998
-----------------------
Gary D. Eppen

/s/ Thomas M. Fulton       Director                     December 18, 1998
-----------------------
Thomas M. Fulton

/s/ Richard R. Risk        Director                     December 18, 1998
-----------------------
Richard R. Risk

/s/ Paul B. Rosenberg      Director                     December 18, 1998
-----------------------
Paul B. Rosenberg

/s/ Marvin G. Schorr       Director                     December 18, 1998
-----------------------
Marvin G. Schorr

/s/ Michael D. Winfield    Director                     December 18, 1998
-----------------------
Michael D. Winfield

QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------------------------------------------
                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
------------------------------------------------------------------------
                 First       Second      Third       Fourth      Total
                 Quarter     Quarter     Quarter     Quarter     Year
------------------------------------------------------------------------
Net revenues
        1998    $ 10,328    $ 10,965    $ 10,653    $ 10,746    $ 42,692
        1997    $  9,147    $ 10,441    $  9,984    $ 10,342    $ 39,914
------------------------------------------------------------------------
Operating income
        1998    $  4,378    $  4,819    $  4,535    $  5,000    $ 18,732
        1997    $  3,918    $  4,638    $  4,063    $  4,836    $ 17,455
------------------------------------------------------------------------
Net income
        1998    $  3,036    $  3,297    $  3,098    $  3,328    $ 12,759
        1997    $  2,765    $  3,183    $  2,860    $  3,211    $ 12,019
========================================================================
Basic net income
 per share (a)
        1998    $    .36    $    .38    $    .36    $    .39    $   1.49
        1997    $    .33    $    .37    $    .34    $    .38    $   1.42
========================================================================
Cash dividends
 per share
        1998    $ .321/2    $ .321/2    $ .321/2    $ .321/2    $   1.30
        1997    $    .30    $    .30       $ .30       $ .30    $   1.20
------------------------------------------------------------------------
Common stock
 price per
 share
      1998 high $  29.56    $  30.75    $  30.00    $  30.75    $  30.75
           low     24.25       26.75       26.50       23.75       23.75
      1997 high $  24.88    $  24.50    $  23.88    $  26.38    $  26.38
           low     19.25       20.38       20.13       22.13       19.25
------------------------------------------------------------------------

(a) Based upon a weighted average of 8,477,285 common shares outstanding for the first two quarters of 1997; 8,482,285 for the third quarter of 1997; 8,496,154 for the fourth quarter of 1997; 8,556,325 for the first quarter of 1998; 8,601,761 for the second quarter of 1998; and 8,609,299 for the third and fourth quarters of 1998.