Form 10-Q
period 1998-12-31
LANDAUER INC
filed 1999-02-16
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549

                                 FORM 10-Q

       /X/ QUARTERLY REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended December 31, 1998 or
                                      ----------------

       / / TRANSITION REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition from               to
                              -------------    ----------

       Commission File Number  1-9788
                              -------

                           LANDAUER, INC.
                    ----------------------------

       (Exact name of registrant as specified in its charter)

       Delaware                                                  06-1218089
-----------------------------------                      --------------------
(State or other jurisdiction                                  (I.R.S. Employer
incorporation or organization)                       Identification Number)


              2 Science Road, Glenwood, Illinois 60425
   ---------------------------------------------------------------
        (Address of principal executive offices and Zip Code)

  Registrant's telephone number including area code (708) 755-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X  No        .
                                                   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                        Outstanding at February 13, 1998
-------------------------              -----------------------------
Common stock, $.10 par value                      8,654,009

PART I.       FINANCIAL INFORMATION

                                  LANDAUER, INC.

                                  Balance Sheets
                                     (000's)

                                     ASSETS
                                   -----------
                                               Dec. 31,    Sept. 30,
                                                   1998         1998
                                               --------  -----------
                                                       (Derived from
                                                            audited
                                             Unaudited)  statements)
Current assets:

      Cash and cash equivalents               $  3,292      $  6,501
      Short-term investments                     2,000         1,998
      Accounts receivable, less allowances of
        $165,000 at 12/31/98 and
        $200,000 at 9/30/98                     10,156         9,139
      Inventories                                1,219         1,258
      Prepaid expenses                             302           214
      Deferred taxes on income                   1,629         1,629
                                             --------      --------
        Total current assets                    18,598        20,739

      Property, plant and equipment, at cost    24,794        23,493
      Less: Accumulated depreciation
      and amortization                          10,950        10,456
                                             --------      --------
      Net property, plant and equipment         13,844        13,037

      Investment in U.S. Treasury Securities     2,987         2,986
      Cost of purchased businesses in excess of
      net assets acquired                        4,722         2,445
      Equity in Japanese joint venture           2,514         3,135
      Other assets                               5,055         3,995
                                              --------      --------
                                              $ 47,720      $ 46,337
                                              ========      ========

The accompanying notes are an integral part of these financial statements.

                                  LANDAUER, INC.

                             Balance Sheets (Cont'd.)
                                      (000's)

                     LIABILITIES AND STOCKHOLDERS' INVESTMENT
                     ----------------------------------------
                                               Dec. 31,    Sept. 30,
                                                   1998         1998
                                                -------      -------
                                                       (Derived from
                                                            audited)
                                            (Unaudited)  statements)
Current liabilities:

       Accounts payable                         $   364    $     681
       Deferred contract revenue                  9,121        8,845
       Dividend payable                           3,029        2,798
       Accrued compensation and related costs       689        1,222
       Accrued pension costs                      1,929        1,937
       Accrued taxes on income                    2,000          602
       Accrued expenses                           2,270        1,915
                                               --------     --------
         Total current liabilities               19,402       18,000

Minority interest in subsidiary                       6           --

Stockholders' investment:

       Preferred stock, $.10 par value per share -
       Authorized - 1,000,000 shares
       Outstanding - None                            --           --
       Common stock, $.10 par value per share -
       Authorized - 20,000,000 shares
       Outstanding - 8,654,009 shares at 12/31/98
       and 8,609,299 shares at 9/30/98              865          861
       Premium paid in on common stock            7,935        8,486
       Cumulative translation adjustments         (196)        (563)
       Retained earnings                         19,708       19,553
                                               --------     --------
         Total stockholders' investment          28,312       28,337
                                               --------     --------
                                               $ 47,720     $ 46,337
                                               ========     ========
The accompanying notes are an integral part of these financial statements.

                                  LANDAUER, INC.

                               Statements of Income
                         (000's, except per share amounts)
                                    (Unaudited)

                                                  Three Months Ended
                                      ------------------------------
                                               Dec. 31,        Dec. 31,
                                                 1998            1997
                                               ---------        -------

Net revenues                                  $ 10,906      $ 10,328

Costs and expenses:
      Cost of revenues                           3,552         3,294
      Selling, general and administrative        2,587         2,656
                                              --------      --------
                                                 6,139         5,950
                                              --------      --------
Operating income                                 4,767         4,378

Other income, net                                  356           393
                                              --------      --------
Income before income taxes and
      minority interest                          5,123         4,771

Income taxes                                     1,923         1,735
                                              --------      --------
Income before minority interest                  3,200         3,036

Minority interest therein                           17            --
                                              --------      --------
Net income                                    $  3,183      $  3,036
                                              ========      ========
Net Income per common share:
      Basic                                   $    .37      $    .36
                                              ========      ========
      Based on average shares outstanding        8,629         8,522
                                              ========      ========
      Diluted                                 $    .36      $    .35
                                              ========      ========
      Based on average shares outstanding        8,724         8,655
                                              ========      ========



The accompanying notes are an integral part of these financial statements.

                                  LANDAUER, INC.

                             Statements of Cash Flows
                                      (000's)
                                    (Unaudited)

                                                  Three Months Ended
                                         ---------------------------
                                              Dec. 31,      Dec. 31,
                                                  1998          1997
                                              --------      --------
Net cash flow from operating activities:
   Net income                                  $  3,183     $  3,036
   Adjustments to reconcile net income to
   net cash from operating activities:
       Depreciation and amortization                860          718
       Equity in net income of
       foreign affiliate                          (206)        (186)
       Compensatory effect of
       stock options                              (547)          126
       Increase in accounts receivable          (1,036)      (1,028)
       Decreases (increase) in inventories           39        (167)
       Increase in prepaid expenses                (88)         (96)
       (Decrease) increase in accounts payable    (317)          666
       Decrease in deferred contract revenue        276          123
       Increase in accrued expenses               1,212        1,228
       Net increase in net long-term assets     (1,382)        (134)
                                               --------     --------
       Net cash generated from
       operating activities                       1,994        4,286

Cash flow from investing activities:
   Purchases of U.S. Treasury Securities             --      (1,970)
   Maturities of U.S. Treasury Securities            --        4,414
   Investment in Brazilian subsidiary           (2,319)           --
   Acquisition of property, plant,
   and equipment                                (1,301)        (548)
                                               --------     --------
   Net cash provided by (used in) investing
   activities                                   (3,620)        1,896
Cash flow from financing activities:
   Dividend received from foreign affiliate       1,215          326
   Dividends paid                               (2,798)      (2,551)
                                               --------     --------
   Net cash used in financing activities        (1,583)      (2,225)
                                               --------     --------
Net increase (decrease) in cash                 (3,209)        3,957

Opening balance - cash and cash equivalents       6,501        1,860
                                               --------     --------
Ending balance - cash and cash equivalents    $  3,292      $  5,817
                                               ========     ========
Supplemental Disclosure of Cash Flow Information:
   Cash paid for income taxes                  $    441     $    964
                                               ========     ========
Supplemental Disclosure of Non-cash Financing Activity:

   Dividend declared                           $  3,029     $  2,781
                                               ========     ========
   Foreign currency translation adjustment     $    367     $  (358)
                                               ========     ========

The accompanying notes are an integral part of these financial statements.

                                  LANDAUER, INC.

                 Notes to Financial Statements - December 31, 1998

                                    (Unaudited)

(1)           Basis of Presentation
              ----------------------

              The accompanying unaudited condensed financial statements reflect the financial position of Landauer, Inc. ("Landauer") as of December 31, 1998 and September 30, 1998, and the results of operations and cash flows for the three-month periods ended December 31, 1998 and 1997.
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Landauer as of December 31, 1998 and September 30, 1998, and the results of operations for the three-month periods ended December 31, 1998 and 1997.

              The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1998 Landauer Annual Report on Form 10-K, which is incorporated by reference.

              The results of operations for the three-month periods ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

(2)           Cash Dividends
              ---------------

              On November 13, 1998, the Company declared a regular quarterly cash dividend in the amount of $.35 per share payable on January 2, 1999, to stockholders of record on December 24, 1998.

              Regular quarterly cash dividends of $.32 1/2 per share ($1.30 annually) were declared during fiscal 1998.

              Management's Discussion and Analysis of Financial Condition
                             and Results of Operations

Liquidity and Capital Resources
-------------------------------

              Landauer's cash flow from operating activities for the three months ended December 31, 1998 and 1997 amounted to $1,994,000 and $4,286,000, respectively. Investing activities for the three months ended December 31, 1997 resulted in net maturities of U.S. Treasury securities of $2,444,000. The Company invested $2,319,000 for the acquisition of its Brazilian subsidiary, Sapra-Landauer, Ltda during the current quarter. Acquisitions of property, plant and equipment in the amount of $1,301,000 and $548,000, respectively for fiscal 1999 and 1998. The Company's financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture.

              During January, 1999, the Company reached a settlement agreement with the State of Illinois regarding its income tax liabilities for fiscal years 1988 through 1994. The amount of tax paid in the settlement was fully reserved.

                                  LANDAUER, INC.

            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Contd.)


              The Company has no long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for the balance of fiscal 1999 are expected to amount to approximately $3,800,000, principally for the acquisition of equipment to support the Company's introduction of the Luxel product line, the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

              The Company presently maintains external sources of liquidity in the form of a $5 million line of credit with its bank. In the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

              Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments amounted to $9,121,000 and $8,845,000, respectively, as of December 31, 1998 and September 30, 1998, and are included in deferred contract revenue. While these amounts represent more than one-half of current liabilities, such amounts generally do not represent a cash requirement.

Results of Operations
---------------------

              Revenues for the quarter ended December 31, 1998 were 6% higher compared with the same quarter a year ago. The increase in revenues was primarily attributable to gains in the Company's traditional radiation dosimetry business. Gross margins for the first fiscal quarter were 67.4% of revenues compared to 68.1% for the same period in fiscal 1998. The decrease in margins was primarily attributable to higher costs associated with Year 2000 remediation efforts and Luxel start-up costs, both which are accounted for as a cost of revenues.

              Selling, general and administrative expenses were slightly higher in the current quarter as a percent of revenues at 23.7% compared to 25.7% for the first quarter of fiscal 1998. As a result, operating income for the first fiscal quarter of 1999 was 43.7% of revenues compared to 42.4% for the same period last year. Income before income taxes was 47.0% of revenues for the quarter just ended compared to 46.2% for the first fiscal quarter of 1998.

              The effective tax rate for the Company during the first quarter of fiscal 1999 was higher at 37.5% compared with 36.4% for the same period last year. Resulting net income of $3,183,000 for the first fiscal quarter of 1999 was 5% higher than $3,036,000 reported in fiscal 1998. Diluted income per share for the quarter was $.37 versus $.36 for the first fiscal quarter of 1999.

Computer Software Modifications
--------------------------------

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

              Remediation and/or replacement plans have been developed for each of the phases identified. Through December 31, 1998, the Company has completed remediation and installation of two of the software systems subsets. Remediation of a third subset is complete and in unit testing/systems testing. An additional subset is virtually complete with testing to be completed by mid-1999. A fifth subset representing replacement systems to be installed has resulted in the identification of software products and vendors for the replacement systems with the installation and conversion of several completed. The sixth software subset represents non-information technology systems software where individual users have assumed responsibility for Year 2000 compliance.

              The computer hardware phase is essentially complete with the installation of mainframe, network, and peripheral equipment and related operating systems. Many of these installations were scheduled for replacement or addition without regard to the year 2000 compliance issue. Non-mainframe or network hardware systems have been or will be replaced or modified in late 1998 or in 1999, as will those non-information technology hardware systems or components

              The Company relies upon certain vendors for critical supplies and services and is in the process of contacting such vendors to determine their Year 2000 compliance.

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

              The Company currently estimates that the total cost of remediation and replacement of its non-compliant systems will amount to approximately $2,500,000. Thus far in fiscal year 1999, $68,000 has been charged to operating expense for Year 2000 remediation activities. For the years ended September 30, 1998 and 1997, the amount of such expense was $337,000 and $418,000, respectively. The total estimated cost of compliance expenditures treated as a capital expenditure is $700,000 and is included in the above estimates. Through December 31, 1998, $297,000 of such capital expenditures have been made. For the year ended September 30, 1999, the Company estimates that approximately $500,000 represents a capital expenditure. The increase in total compliance costs relates to increased emphasis in all phases of testing to ensure the functionality of all systems.

              The Company's compliance efforts have required the allocation of information technology resources to the Year 2000 project, as well as other activities, most notably the Company's conversion to the Luxel dosimetry systems. To the extent possible, such allocation of information technology resources has been designed to optimize the progress of both projects and to obviate the need to remediate redundant systems. Additionally, such allocation of resources has prioritized activities in a manner which does not defer completion of any material systems beyond December 31, 1999. Management estimates that approximately 25% of its information technology budget is devoted to the Year 2000 compliance effort.

              The response set forth herein represents the subjective views of members of management involved in Landauer's Year 2000 compliance efforts and are based on information currently available to Landauer. Landauer's Year 2000 compliance efforts are ongoing and the views expressed herein are subject to change. In addition, the responses set forth herein are dependent, in part, on advice received from vendors and other third parties and, in certain cases, on events and matters outside of Landauer's control.

Looking-Forward Statements
--------------------------

              Certain matters contained in this report are forward-looking statements, including, without limitation, statements concerning the development and introduction of new technologies, the costs of computer software modifications and replacement, pending accounting announcements and competitive conditions. The word "believe", "expect", "anticipate", and "estimate" and other similar expressions generally identify forward-looking statements. All forward-looking statements contained herein are based largely on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements.

                                  LANDAUER, INC.

            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Contd.)

PART II.      OTHER INFORMATION

Item 2.       Legal Proceedings
              -----------------

              Landauer is involved in various legal proceedings but believes that these matters will be resolved without a material effect on its financial position.

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              At its Annual Meeting held on February 3, 1999, the shareholders voted to elect Robert J. Cronin, Brent A. Latta and Richard R. Risk as directors for three-year terms. Voting for all nominees were 7,111,688 shares (representing 82.6% of total shares outstanding), and votes for 38,171 shares were withheld from all nominees. Continuing as directors are Thomas M. Fulton, Marvin G. Schorr, Gary D. Eppen, Paul B. Rosenberg and Michael D. Winfield.

              The shareholders voted to reappoint Arthur Andersen LLP as the Company's auditors for the following year, with 7,112,248 shares (82.6% of total shares outstanding) voting for, 15,691 shares against, and 22,090 shares abstaining.

       The shareholders also voted to approve the amended and restated 1996 Equity Plan with 6,763,690 shares (78.6% of total shares outstanding) voting for, 134,136 shares against and 252,302 shares abstaining.

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

                                                      LANDAUER, INC.
Date:  February 13, 1998
                                              /s/ James M. O'Connell
                                             -----------------------
                                                  James M. O'Connell
                                        Vice President and Treasurer
                                            (Principal Financial and
                                                 Accounting Officer)