Form 10-Q
period 1999-03-31
LANDAUER INC
filed 1999-05-17
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

                                       FORM 10-Q

/X/ QUARTERLY REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 1999 or


       /  / TRANSITION REPORT pursuant to Section 13 or 15(d) of the
Securities
Exchange Act of 1934

       For the transition from               to
                                  ---------       ----------



                                LANDAUER, INC.

            (Exact name of registrant as specified in its charter)
            --------------------------------------------------------
                          Commission File Number  1-9788



          Delaware                                               06-1218089
--------------------------------                          ----------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

                     2 Science Road, Glenwood, Illinois 60425
                ----------------------------------------------------
               (Address of principal executive offices and Zip Code)


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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                     Outstanding at May 12, 1999
---------------------------                         ---------------------------
Common stock, $.10 par value                                   8,654,249

PART I.       FINANCIAL INFORMATION


                                  LANDAUER, INC.

                                  Balance Sheets
                                     (000's)

                                       ASSETS
                                      -------

                                           March 31,        Sept. 30,
                                             1999             1998
                                          -----------     -------------
                                                          (Derived from
                                          (Unaudited)  audited statements)

Current assets:

  Cash and cash equivalents               $  1,355          $  6,501
  Short-term investments                        --             1,998
  Accounts receivable,
    less allowances of
    $70,000 at 3/31/99 and $208,000
    at 9/30/98                              10,104             9,139
  Inventories                                1,256             1,258
  Prepaid expenses                             250               214
  Deferred taxes on income                   1,629             1,629
                                          --------           -------

  Total current assets                      14,594            20,739

Property, plant and equipment, at cost      25,985            23,493
  Less: Accumulated depreciation
  and amortization                          11,404            10,456
                                          --------          --------

Net property, plant and equipment           14,581            13,037

Investment in U.S. Treasury Securities         998             2,986
Cost of purchased businesses in excess of
  net assets acquired                        4,627             2,445
Equity in Japanese joint venture             2,514             3,135
Other assets                                 4,326             3,995
                                          --------          --------
                                          $ 41,640          $ 46,337
                                          ========          ========

The accompanying notes are an integral part of these financial statements.

                                LANDAUER, INC.

                           Balance Sheets (Cont'd.)
                                  (000's)

                  LIABILITIES AND STOCKHOLDERS' INVESTMENT
                  ----------------------------------------
                                           March 31,        Sept. 30,
                                             1999             1998
                                           --------          -------
                                                          (Derived from
                                          (Unaudited)  audited statements)
Current liabilities:

  Accounts payable                       $     695         $     681
  Deferred contract revenue                  9,161             8,845
  Dividend payable                              --             2,798
  Accrued compensation and related costs     1,053             1,222
  Accrued pension costs                      1,666             1,937
  Accrued taxes on income                      157               602
  Accrued expenses                          1,6144              1,915
                                         ---------         ---------

  Total current liabilities                 14,346            18,000
                                         ---------         ---------
Minority interest in subsidiary                 39                --

Stockholders' investment:

  Preferred stock, $.10 par value per share -
  Authorized - 1,000,000 shares
  Outstanding - None                            --                --
  Common stock, $.10 par value per share -
  Authorized - 20,000,000 shares
  Outstanding - 8,654,249 shares at 3/31/99
  and 8,504,091 shares at 9/30/98              865               861
  Premium paid in on common stock            7,935             8,486
  Cumulative translation adjustments       (1,392)             (563)
  Retained earnings                         19,847            19,553
                                         ---------        ---------

  Total stockholders' investment            27,255            28,337
                                         ---------         ---------
                                         $  41,640         $  46,337
                                         =========         =========

The accompanying notes are an integral part of these financial statements.

                                    LANDAUER, INC.

                                 Statements of Income
                          (000's, except per share amounts)
                                      (Unaudited)

                         Three Months Ended       Six Months Ended
                         ------------------       -----------------
                         March 31,   March 31,  March 31, March 31,
                           1999        1998       1999      1998
                         ---------   ---------  --------- ---------
Net Revenues              $ 11,432   $ 10,965   $ 22,338  $ 21,293

Cost and expenses:
  Cost of revenues           3,874      3,173      7,426      6,467
  Selling, general and
  administrative             2,712      2,973      5,299     5,629
                         ---------  ---------  ---------  ---------
                             6,586      6,146     12,725    12,096
                         ---------  ---------  ---------  ---------
Operating Income             4,846      4,819      9,613      9,197

Other income and expense,
net                            261        383        617       776
                         ---------  ---------   --------  ---------
Income before
 income taxes                5,107      5,202     10,230      9,973

Income taxes                 1,917      1,905      3,840     3,640
                         ---------  ---------  ---------  ---------
Income before
 minority interest           3,190      3,297      6,390      6,333

Minority interest               22           --          39          --
                         ---------  ---------  ---------  ---------
Net income               $   3,168  $   3,297  $   6,351  $  6,333
                         =========  =========  =========  =========
Net income per
 common share:
Basic                    $    0.37  $    0.38  $    0.74  $   0.74
                         =========  =========  =========  =========
Based on average shares
outstanding                  8,640      8,609      8,640     8,562
                         =========  =========  =========  =========
Diluted                  $    0.37  $    0.38   $   0.73  $    0.73
                         =========  =========  =========  =========
Based on average shares
outstanding                  8,728      8,727      8,707      8,696
                        ==========  =========  =========  =========

The accompanying notes are an integral part of these financial statements.

                              LANDAUER, INC.

                        Statements of Cash Flows
                                  (000's)
                                (Unaudited)

                                               Six  Months Ended
                                            ----------------------
                                           March 31,        March 31,
                                             1999             1998
                                           --------         --------
Net cash flow from operating activities:
  Net income                               $ 6,351          $  6,333
  Adjustments to reconcile net income to
  net cash from operating activities:
  Depreciation and amortization              1,681             1,437
  Equity in net income of foreign affiliate  (370)             (372)
  Compensatory effect of stock options       (547)               573
  Increase in accounts receivable            (998)             (854)
  Increase (decrease) in inventories             2             (163)
  Increase in prepaid expenses                (36)              (62)
  Increase in accounts payable                  14               336
  Increase in deferred contract revenue        316               102
  Decrease in accrued expenses             (1,186)             (238)
  Increase in net long-term assets           (876)             (402)
                                          --------          --------
  Net cash generated from
    operating activities                     4,351             6,690

Cash flow from investing activities:
  Purchases of U.S. Treasury Securities         --           (2,953)
  Maturities of U.S. Treasury Securities     3,986             9,348
  Investment in Brazilian subsidiary       (3,350)                --
  Acquisition of property, plant,
  and equipment                            (2,492)          (2,177)
                                          --------          --------
Net cash provided by investing activities  (1,856)            4,218

Cash flow from financing activities:
  Dividend received from foreign affiliate   1,215               326
  Dividends paid                           (8,856)           (5,332)
                                          --------          --------
  Net cash used in financing activities    (7,641)          (5,006)
                                          --------          --------
Net increase in cash                       (5,146)            5,902

Opening balance - cash and
  cash equivalents                           6,501            1,860
                                          --------          --------
Ending balance -
  cash and cash equivalents              $   1,355        $   7,762
                                          ========          ========
Supplemental Disclosure of
Cash Flow Information:
  Cash paid for income taxes             $   4,480        $    1,974
                                         =========         =========
Supplemental Disclosure of
Non-cash Financing Activity:
  Dividend declared                      $      --        $    2,798
                                         =========         =========
  Foreign currency
  translation adjustment                 $   (829)        $    (337)
                                         =========         =========

The accompanying notes are an integral part of these financial statements.

                              LANDAUER, INC.

                Notes to Financial Statements - March 31, 1999

                               (Unaudited)

(1)    Basis of Presentation
        ---------------------
       The accompanying unaudited condensed financial statements reflect the financial position of Landauer, Inc. ("Landauer") as of March 31, 1999 and September 30, 1998, and the results of operations for the three-month and six-month periods ended March 31, 1999 and 1998 and cash flows for the six-month periods ended March 31, 1999 and 1998. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Landauer as of March 31, 1999 and September 30, 1998, and the results of operations for the three-month and six-month periods ended March 31, 1999 and 1998, and cash flows for the six-month periods ended March 31, 1999 and 1998.

       The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1998 Landauer Annual Report on Form 10-K, which is incorporated by reference.

       The results of operations for the three-month and six-month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

(2)    Cash Dividends
       --------------
       On March 8, 1999, the Company declared a regular quarterly cash dividend in the amount of $ .35 per share payable on April 2, 1999, to stockholders of record on March 19, 1999. On November 13, 1998, the Company declared a regular quarterly cash dividend in the amount of $.35 per share payable on January 2, 1999, to stockholders of record on December 24, 1998.

       Regular quarterly cash dividends of $.32 1/2 per share ($1.30 annually) were declared during fiscal 1998.

(3)    Comprehensive Income
       --------------------

       Comprehensive income is the total of net income and all other nonowner changes in equity. The following table sets forth the Company's comprehensive income for the three and six month periods ended March 31, 1999 and 1998:

                           Statement of Comprehensive Income
                           (Unaudited, amounts in thousands)

                                 Three Month Ended           Six Month Ended
                                     March 31,                  March 31,
                                -------------------         ----------------
                              1999            1998          1999         1998
                              ----            ----          ----         ----

Net income                   $3,168          $3,297         $6,351     $6,333
Other Comprehensive income-
Foreign currency
 transfer adjustment         (1,196)             21          (829)      (337)
                             -------         ------         ------      -----
Comprehensive income          $1,972         $3,318         $5,522     $5,996
                              ======         ======         ======     ======

                                    LANDAUER, INC.

           Management's Discussion and Analysis of Financial Condition
                               and Results of Operations

       Landauer's cash flow from operating activities for the six months ended March 31, 1999 and 1998 amounted to $4,351,000 and $6,690,000, respectively. Investing activities for the six months ended March 31, 1999 and 1998 resulted in net maturities of U.S. Treasury securities of $3,986,000 and $6,395,000, respectively. In the first half of 1999, the Company invested $3,350,000 for the acquisition of its Brazilian subsidiary, Sapra-Landauer, Ltda. Acquisitions of property, plant and equipment amounted to $2,492,000 and $2,177,000, respectively for fiscal 1999 and 1998. The Company's financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture.

       During January, 1999, the Company reached a settlement agreement with the State of Illinois regarding its income tax liabilities for fiscal years 1988 through 1994. The amount of tax paid in the settlement was fully reserved

       The Company has no long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for the balance of fiscal 1999 are expected to amount to approximately $3,000,000 principally for the acquisition of equipment to support the Company's introduction of the Luxel product line, the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

       The Company presently maintains external sources of liquidity in the form of a $5 million line of credit with its bank. In the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

       Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments amounted to $9,161,000 and $8,845,000, respectively, as of March 31, 1999 and September 30, 1998, and are included in deferred contract revenue. While these amounts represent more than one-half of current liabilities, such amounts generally do not represent a cash requirement.

Results of Operations
---------------------
       Revenues for the quarter ended March 31, 1999 were 4% higher compared with the same quarter a year ago. The increase in revenues was primarily attributable to gains in the Company's traditional radiation dosimetry business. Gross margins were 66.1% of revenues for the second quarter of fiscal 1999 versus 71.1% for the same period in 1998. The decrease in margin was primarily associated with Year 2000 remediation efforts and Luxel start-up costs, both which are accounted for as a cost of revenue.

       Selling, general and administrative expenses were slightly lower in the second quarter as a percent of revenues at 23.7% versus 27.1% for the second quarter of fiscal 1998. As a result, operating income for the second quarter of 1999 was 42.4% of revenues compared to 43.9% for the same period last year. Income before taxes was 44.7% of the

                              LANDAUER, INC.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Cont'd.)

revenues for the quarter just ended compared to 47.4% for the second fiscal quarter of 1998.

       The effective tax rate for the Company during the second quarter of fiscal 1999 was 37.5% compared with 36.6% for the second quarter of fiscal 1998. Resulting net income of $3,168,000 for the second fiscal quarter of 1999 compared with $3,297,000 reported in fiscal 1998. Diluted income per share for the current quarter was $ .37 versus $ .38 for fiscal 1998.

       Revenues for the six months ended March 31, 1999, were 5% higher compared with the first six months of fiscal 1998. The increase in revenues was attributable to gains in the Company's traditional radiation dosimetry business. Gross margins for the first half of fiscal 1999 were 66.8% of revenues compared with 69.6% a year ago. The decrease in margins was primarily attributable to Year 2000 remediation costs and Luxel start-up costs, both which are accounted for as a cost of revenues.

       Selling, general, and administrative expenses were 23.7% of revenues for the first half of fiscal 1999 compared to 26.4% for the first half of fiscal 1998. Operating income for the first half of fiscal 1999 was 43.0 % of revenues compared with 43.2% for the same period last year. Income before income taxes was 45.8 % of revenues for the six months just ended compared to 46.8% of revenues for the same period in fiscal 1998.

       The effective tax rate for the Company during the first half of fiscal 1999 was 37.5% compared with 36.5% a year ago. Resulting net income of $6,351,000 for the first six months of 1999 was slightly higher than $6,333,000 reported in fiscal 1998. Diluted income per share for the first half of fiscal 1999 was $ .73, the same as the first fiscal half of 1998.

The higher costs for Year 2000 and for the Luxel conversion are likely to continue over the balance of fiscal 1999 and, accordingly, are expected to continue to impact the Company's results of operations for such period.

Computer Software Modifications
-------------------------------
       During early 1996, the Company established an internal task force to review the extent to which the Company's computer software, computer hardware and non-information technology systems are Year 2000 compliant. This task force, assisted in certain instances by outside consultants, has completed an internal assessment of the systems with a view to determining whether any remediation or replacement is necessary for the continued operation of such systems. The Company has focused its compliance efforts on the software, hardware and non-information technology systems as well as other critical Year 2000 matters.

       Remediation and/or replacement plans have been developed for each of the systems identified. Through March 31, 1999, the Company has completed remediation and installation of many of the software systems, including unit testing and system testing. Where replacement systems are required to be installed, the identification of software

                                LANDAUER, INC.

            Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Cont'd.)

products and vendors for such replacement systems has been made with the installation and conversion of several completed. Non-information technology systems software, where individual users have assumed responsibility for Year 2000 compliance, is in the process of completion for critical software packages and applications.

       The computer hardware phase is essentially complete with the installation of mainframe, network, and peripheral equipment and related operating systems. Many of these installations were scheduled for replacement or addition without regard to the year 2000 compliance issue. Non-mainframe or network hardware systems have been or will be replaced or modified in fiscal 1999, as will those non-information technology hardware systems or components

       The Company relies upon certain vendors for critical supplies and services and is in the process of contacting such vendors to determine their Year 2000 compliance.

       The risks attendant to Year 2000 non-compliance are significant to the Company if not addressed in a timely manner. All mission critical systems and hardware have been either remediated and/or replaced or are in the process of undergoing remediation and/or replacement. The Company has various contingency strategies to deal with a variety of disaster scenarios. Should a Year 2000 problem develop in these systems or hardware despite the Company's remediation or replacement efforts, may of those strategies will be applicable. The Company will codify these and other contingency plans during fiscal 1999. Based on the Company's analysis to date, the Company does not expect that the occurrence of such a non-compliant event would have a material effect on its results of operation, financial position or liquidity.

       The Company currently estimates that the total cost of remediation and replacement of its non-compliant systems will amount to approximately $2,500,000. Thus far in fiscal year 1999, $369,000 has been charged to operating expense for Year 2000 remediation activities. For the years ended September 30, 1998 and 1997, the amount of such expense was $337,000 and $418,000, respectively. The total estimated cost of compliance expenditures treated as a capital expenditure is $700,000 and is included in the above estimates. Through March 31, 1999, $426,000 of such capital expenditures have been made. For the year ended September 30, 1999, the Company estimates that approximately $500,000 represents a capital expenditure. The increase in total compliance costs relates to increased emphasis in all phases of testing to ensure the functionality of all systems.

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

Forward Looking Statements
--------------------------
       Certain matters contained in this report are forward-looking statements, including, without limitation, statements concerning the development and introduction of new technologies, the costs of computer software modifications and replacement, pending accounting announcements and competitive conditions. The word "believe", "expect", "anticipate", and "estimate" and other similar expressions generally identify forward-looking statements. All forward-looking statements contained herein are based largely on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements.


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

                            LANDAUER, INC.

          Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd.)


       The shareholders also voted to approve the amended and restated 1996 Equity Plan with 6,763,690 shares (78.6% of total shares outstanding) voting for, 134,136 shares against and 252,302 shares abstaining

Item 6. Exhibits and Reports on Form 8-K
       --------------------------------
       (a) No exhibits are filed with this report.
       (b) There were no reports on Form 8-K during the quarter for which this reort is filed.
SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDAUER, INC.
Date: May 14, 1999
                                                      /s/ James M. O'Connell
                                                  ----------------------------

                                                           James M. O'Connell
                                                 Vice President and Treasurer
                                                    (Principal Financial and
                                                          Accounting Officer)