Form 10-Q
period 1999-06-30
LANDAUER INC
filed 1999-08-16
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q



/X/ QUARTERLY REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 1999 or
                                     --------------

       / / TRANSITION REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition from     to
                              -----     -----

LANDAUER, INC.
-----------------------------------------
(Exact name of registrant as specified in its charter)

Commission File Number 1-9788
                                                    ------

       Delaware                                     06-1218089
-------------------------------               -----------------------
(State or other jurisdiction of                   (I.R.S.Employer
incorporation or organization)                Identification Number)

2 Science Road, Glenwood, Illinois 60425
----------------------------------------------------
(Address of principal executive offices and Zip Code)


Registrant's telephone number, including area code (708) 755-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                   --
No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                            Outstanding at August 12, 1999
----------------------------            ------------------------------
Common stock, $.10 par value                       8,657,957

PART I.       FINANCIAL INFORMATION


LANDAUER, INC.

Balance Sheets
(000's)

ASSETS
--------
                                                  June 30,      Sept. 30,
                                                    1999          1998
                                                   ------       --------
                                                              (Derived from
                                                                audited
                                                 (Unaudited)   statements)

Current assets:

Cash and cash equivalents                       $  3,617       $  6,501
Short-term investments                                --          1,998
Accounts receivable, less allowances of
$86,000 at 6/30/99 and $208,000 at 9/30/98        10,527          9,139
Inventories                                        1,022          1,258
Prepaid expenses                                     188            214
Deferred taxes on income                           1,629          1,629
                                                --------       --------
Total current assets                              16,983         20,739

Property, plant and equipment, at cost            27,345         23,493
Less: Accumulated depreciation
and amortization                                  12,872         10,456
                                                --------       --------
Net property, plant and equipment                 14,473         13,037

Investment in U.S. Treasury Securities               998          2,986
Cost of purchased businesses in excess of
net assets acquired                                3,552          2,445
Equity in Japanese joint venture                   2,667          3,135
Other assets                                       4,180          3,995
                                                --------       --------
                                                $ 42,853       $ 46,337
                                                ========       ========

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC.

Balance Sheets (Cont'd.)
(000's)

LIABILITIES AND STOCKHOLDERS' INVESTMENT
-----------------------------------------
                                                  June 30,      Sept. 30,
                                                    1999          1998
                                                   -------     -----------
                                                             (Derived from
                                                                 audited
                                                 (Unaudited)   statements)
Current liabilities:

Accounts payable                                $    695       $    681
Deferred contract revenue                         10,259          8,845
Dividend payable                                   3,029          2,798
Accrued compensation and related costs             1,504          1,222
Accrued pension costs                              1,155          1,937
Accrued taxes on income                            (783)            602
Accrued expenses                                   2,139          1,915
                                                --------       --------
Total current liabilities                         17,998         18,000
                                                --------       --------
Minority Interest in Subsidiary                       62             --
                                                --------       --------

Stockholders' investment:

Preferred stock, $.10 par value per share -
Authorized - 1,000,000 shares
Outstanding - None
Common stock, $.10 par value per share -
Authorized - 20,000,000 shares
Outstanding - 8,657,957 shares at 6-30-99
and 8,609,299 shares at 9-30-98                      866            861
Premium paid in on common stock                    7,878          8,486
Cumulative translation adjustments               (1,374)          (563)
Retained earnings                                 17,423         19,553
                                                --------       --------

Total stockholders' investment                    24,793         28,337
                                                --------       --------
                                                $ 42,853       $ 46,337
                                                ========       ========

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC.

Statements of Income
(000's, except per share amounts)
(Unaudited)

                                   Three Months Ended   Nine Months Ended
                                   ------------------- ------------------
                                  June 30,  June 30,  June 30,  June 30,
                                    1999      1998      1999      1998
                                  --------  --------  --------  --------
Net Revenues                    $ 10,684   $ 10,653  $ 33,022   $ 31,946
Cost and expenses:
Cost of revenues                   3,919      3,314    11,345      9,781
Selling, general and
administrative                     5,367      2,804    10,666      8,433
                                --------   --------  --------   --------
                                   9,286      6,118    22,011     18,214
                                --------   --------  --------   --------
Operating Income                   1,398      4,535    11,011     13,732
Other income and expense,
net                                  195        357       812      1,133
                                --------   --------  --------   --------
Income before income taxes         1,593      4,892    11,823     14,865

Income taxes                         965      1,794     4,805      5,434
                                --------   --------  --------   --------
Income before
minority interest                    628      3,098     7,018      9,431

Minority interest                     23         --        62         --
                                --------   --------  --------   --------
Net income                      $    605   $  3,098  $  6,956   $  9,431
                                ========   ========  ========   ========
Net income
per common share:
Basic                           $   0.06   $   0.36  $   0.80   $   1.10
                                 ========  ========  ========   ========
Based on average shares
 outstanding                        8,658     8,609     8,645      8,578
                                 ========  ========  ========   ========
Diluted                          $   0.06  $   0.36  $   0.80   $   1.08
                                 ========  ========  ========   ========
Based on average shares
  outstanding                       8,715     8,678     8,710      8,708
                                 ========  ========  ========   ========

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC.

Statements of Cash Flows
(000's)
(Unaudited)
                                                     Nine Months Ended
                                                 ------------------------
                                                  June 30,      June 30,
                                                    1999          1998
                                                  --------      --------
Net cash flow from operating activities:
   Net income                                   $  6,956       $  9,431
   Adjustments to reconcile net income to
    net cash from operating activities:
   Depreciation and amortization                   2,603          2,141
   Impairment in value of assets                   2,549          7,179
   Equity in net income of foreign affiliate       (500)          (525)
   Compensatory effect of stock options            (603)            622
   Increase in accounts receivable               (1,426)        (2,291)
   Increase in inventories                          (20)          (262)
   Increase (decrease) in prepaid expenses            26           (44)
   Increase in accounts payable                       14             46
   Increase in deferred contract revenue           1,414          1,107
   (Decrease) increase in accrued expenses       (1,661)              4
   Increase in net long-term assets              (1,378)          (598)
                                                 -------        -------
   Net cash generated from operating activities    7,974          9,631

Cash flow from investing activities:
   Purchases of U.S. Treasury Securities              --        (2,953)
   Maturities of U.S. Treasury Securities          3,986         10,323
   Investment in Brazilian subsidiary            (3,351)             --
   Acquisition of property, plant, and equipment (3,852)        (5,025)
                                                 -------        -------
   Net cash provided by (used in) investing
   activities                                    (3,217)         2,345

Cash flow from financing activities:
   Dividend received from foreign affiliate        1,215          1,152
   Dividends paid                                (8,856)        (8,130)
                                                 -------        -------
   Net cash used in financing activities         (7,641)        (6,978)
                                                 -------        -------
Net (decrease) increase in cash                  (2,884)          4,998

Opening balance - cash and cash equivalents        6,501          1,860
                                                 -------        -------
Ending balance - cash and cash equivalents     $   3,617      $   6,858
                                               =========      =========
Supplemental Disclosure of Cash Flow Information:
   Cash paid for income taxes                  $   6,106      $   4,423
                                               =========      =========
Supplemental Disclosure of Non-cash Financing Activity:
   Dividend declared                           $   3,029      $   2,798
                                               =========      =========
   Foreign currency translation adjustment    $    (811)     $    (670)
                                               =========      =========

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC.

Notes to Financial Statements - June 30, 1999

(Unaudited)

(1)    Basis of Presentation
       ---------------------
       The accompanying unaudited condensed financial statements reflect the financial position of Landauer, Inc. ("Landauer") as of June 30, 1999 and September 30, 1998, and the results of operations and cash flows for the three-month and nine-month periods ended June 30, 1999 and 1998. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Landauer as of June 30, 1999 and September 30, 1998, and the results of operations for the three-month and nine-month periods ended June 30, 1999 and 1998, and cash flows for the nine-month periods ended June 30, 1999 and 1998.

       The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1998 Landauer Annual Report on Form 10-K, which is incorporated by reference.

       The results of operations for the three-month and nine-month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

(2)    Cash Dividends
       --------------
       On June 4, 1999, the Company declared a regular quarterly cash dividend in the amount of $.35 per share payable on July 16, 1999, to stockholders of record on June 18, 1999. On March 8, 1999, the Company declared a regular quarterly cash dividend in the amount of $.35 per share payable on April 2, 1999, to stockholders of record on March 19, 1999. On November 16, 1998, the Company declared a regular quarterly cash dividend in the amount of $.35 per share payable on January 7, 1999, to stockholders of record on December 24, 1998.

       Regular quarterly cash dividends of $.30 per share ($1.20 annually) were declared during fiscal 1998.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
       Landauer's cash flow from operating activities for the nine months ended June 30, 1999 and 1998 amounted to $7,974,000 and $9,631,000, respectively. Investing activities for the nine months ended June 30, 1999 and 1998 resulted in net maturities of U.S. Treasury Securities of $3,986,000 and $7,370,000, respectively, in fiscal 1999 and 1998.
Offsetting these were acquisitions of property, plant and equipment in the amount of $3,852,000 and $5,025,000, respectively, in fiscal 1999 and 1998. Additionally, the Company invested $3,351,000 in its Brazilian subsidiary in fiscal 1999. The Company's financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture.

LANDAUER, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd.)

The Company has no long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for the balance of fiscal 1999 are expected to amount to approximately $2,000,000, principally for the acquisition of equipment to support the company's introduction of the Luxel product line, the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

       The Company presently maintains external sources of liquidity in the form of a $5 million line of credit with its bank. In the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

       Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments amounted to $10,259,000 and $8,845,000, respectively, as of June 30, 1999 and September 30, 1998, and are included in deferred contract revenue. While these amounts represent approximately one-half of current liabilities, such amounts do not represent a cash requirement.

Results of Operations
---------------------
       Revenues for the quarter ended June 30, 1999, were comparable to the same quarter a year ago. Gross margins were 63.3% of revenues for the third quarter of fiscal 1999 versus 68.9% for the same period in 1998. The decrease in margins were primarily associated with Year 2000 remediation efforts and Luxel start-up costs, both of which are accounted for as a cost of revenues.

       The Company recognized a non-cash pre-tax charge of $2.6 million during the third fiscal quarter of 1999 for discontinuation of older technologies as the Company transitions customers to Luxel, a superior radiation measurement technology, and an impairment of the Company's investment in goodwill for its radon measurement business which is accounted for as an operating expense. As a result, selling, general and administrative expenses were greater in the third quarter as a percent of revenues at 50.2% versus 26.3% for the third quarter of fiscal 1998.
Absent the non-cash charge, operating expenses as a percentage of revenues would have remained the same. Accordingly, operating income for the third quarter of 1999 was 13.1% of revenues compared to 42.6% for the same period last year. Income before taxes was 14.9% of the revenues for the quarter just ended compared to 45.9% for the third fiscal quarter of 1998.

       The effective tax rate for the Company during the third quarter of fiscal 1999 was 60.6% compared with 36.7% for the third quarter of fiscal 1998. Resulting net income of $605,000 for the third fiscal quarter of 1999 compared with $3,098,000 reported in fiscal 1998. Diluted income per share for the quarter was $ .06 versus $ .36 for fiscal 1998. The non-cash charge affected diluted earnings per share by $ .23.

       Revenues for the nine months ended June 30, 1999, were 3% higher compared with the first nine months of fiscal 1998. The increase in revenues were attributable to gains in the Company's domestic and

LANDAUER, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd.)

international radiation dosimetry business. Gross margins for the first nine months of fiscal 1999 were 65.6% of revenues compared to 69.4% a year ago. The decrease in margins was primarily attributable to Year 2000 remediation efforts and Luxel start-up costs, both of which are accounted for as a cost of revenues.

       Operating expenses were 32.3% of revenues for the first nine months of fiscal 1999 compared to 26.4% for the first nine months of fiscal 1998. Absent the non-cash charge, operating expenses would have been 24.6% of revenues. Operating income for the first nine months of fiscal 1999 was 33.3% of revenues compared to 43.0% for the same period last year. Income before taxes was 35.8% of revenues for the nine months just ended compared to 46.5% of revenues for the same period in fiscal 1998.

       The effective tax rate for the company during the first nine months of fiscal 1999 was 40.6% compared with 36.6% a year ago. Net income amounted to $6,956,000 for the first nine months of 1999 compared with $9,431,000 reported in fiscal 1998. Diluted income per share for the first nine months of fiscal 1999 was $ .80 compared to $ 1.08 reported in fiscal 1998. The non-cash charge affected diluted earnings per share by $ .23.


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

       Remediation and/or replacement plans have been developed for each of the systems identified. Through June 30, 1999, the Company has completed remediation and installation of most of the software systems, including unit testing and system testing. Additionally, compliance testing for these systems has begun. Where replacement systems are required to be installed, the identification of software products and vendors for such replacement systems has been made with the installation and conversion of several completed. Non-information technology systems software, where individual users have assumed responsibility for Year 2000 compliance, is in the process of completion for critical software packages and applications.

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

       The risks attendant to Year 2000 non-compliance are significant to the Company if not addressed in a timely manner. All mission critical systems and hardware have been either remediated and/or replaced and are in the process of undergoing testing. The Company has various contingency strategies to deal with a variety of disaster scenarios. Should a Year 2000 problem develop in these systems or hardware despite the Company's remediation or replacement efforts, many of these strategies will be applicable. The Company has begun codification of these and other contingency plans. Based on the Company's analysis to date, the Company does not expect that the occurrence of such a non-compliant event would have a material effect on its results of operation, financial position or liquidity.

       The Company currently estimates that the total cost of remediation and replacement of its non-compliant systems will amount to approximately $2,500,000. Thus far in fiscal year 1999, approximately $660,000 has been charged to operating expense for Year 2000 remediation activities. For the years ended September 30, 1998 and 1997, the amount of such expense was $337,000 and $418,000, respectively. The total estimated cost of compliance expenditures treated as a capital expenditure is $700,000 and is included in the estimated total cost. Through June 30, 1999, $566,000 of such capital expenditures have been made. The increase in total compliance costs relates to increased emphasis in all phases of testing to ensure the functionality of all systems.

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

and competitive conditions. The word "believe", "expect", "anticipate", and "estimate" and other similar expressions generally identify forward-looking statements. All forward-looking statements contained herein are based largely on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements

PART II.      OTHER INFORMATION

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

LANDAUER, INC.
Date:  August 16, 1999
         /s/ James M. O'Connell
-----------------------------
James M. O'Connell
Vice President and Treasurer
(Principal Financial and
Accounting Officer)