Form 10-K
period 1999-09-30
LANDAUER INC
filed 1999-12-29
CIK 825410

SECURITIES AND EXCHANGE COMMISSION                         FORM 10-K
Washington, DC 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

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

             Registrants telephone number, including area code
                                (708) 755-7000

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

      As of December 9, 1999, 8,667,957 common shares were outstanding, and the aggregate market value of the voting and non-voting common equities (based upon the closing price on the American Stock Exchange) held by non-affiliates was approximately $204,000,000.

      Certain portions of the registrants definitive Proxy Statement in connection with the February 2, 2000 Annual meeting of Stockholders (the Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K21
      Financial Statements                                           21
      Financial Statement Schedules                                  21
      List of Exhibits                                               21
      Reports on Form 8-K                                            22
      Signatures of Registrant and Directors                         23

PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION
      Landauer, Inc. is a Delaware corporation organized on December 22, 1987 to carry on the radiation monitoring business previously carried on by Tech/Ops, Inc. (Tech/Ops). On February 6, 1991, the Company changed its name from Tech/Ops Landauer, Inc. to Landauer, Inc.
      The Company offers a service for measuring, primarily through optically stimulated luminescent, film and thermoluminescent badges worn by client personnel, the dosages of x-ray, gamma radiation and other penetrating ionizing radiations to which the wearer has been exposed.
While most of the Company's revenues are domestic, these services are also marketed in the United Kingdom and Canada. As of October 1, 1998, the Company acquired a 75% interest in SAPRA-Landauer, Ltda., which provides radiation dosimetry services in Brazil. As of December 28, 1998, SAPRA-Landauer acquired the radiation dosimetry service business formerly conducted by REM in Sao Paulo, Brazil. During July, 1999, the government approved the Company's joint venture agreement with China National Nuclear Corporation to form Beijing-Landauer, Ltd., which will provide radiation monitoring services in China. Landauer, Inc. owns a 70% interest in the venture.
      Landauer's activities also include the operations of a 50%-owned joint-venture in Japan involved in radiation monitoring in that country.
      Landauer's operations also include services for detecting radon gas. At present, this service makes up a small part of revenues.
      Landauer's wholly-owned subsidiary, HomeBuyer's Preferred, Inc., offers a radon monitoring service and, when necessary, remediation to purchasers of personal residences. The service is targeted to corporate employee relocation programs which have generally regarded radon as a serious environmental hazard.
      Landauer also operates a crystal manufacturing facility in Stillwater, Oklahoma which it acquired in an asset purchase in August, 1998.
      The Company's shares are listed on the American Stock Exchange. As of September 30, 1999, there were 8,657,957 shares outstanding.
      As used herein, the "Company" or "Landauer" refers to Landauer, Inc. and its subsidiaries.

MARKETING AND SALES
      Landauer's dosimetry services are marketed primarily by full-time Company personnel located in Illinois, California, Maryland, Connecticut, Georgia, Texas, the United Kingdom, Brazil and China. U.S. sales personnel also market these services in Canada. Other firms and individuals market the Company's services on a commission basis, primarily to small customers.
      The Company has more than 44,000 customers representing more than one million individuals who use the Company's services. Typically, a client will contract for a year's service in advance, representing monthly, bi-monthly or quarterly badges, readings, and reports. Sales are made principally on a subscription basis and deferred contract revenue as shown on the consolidated balance sheet represents advance payment for services to be rendered. At September 30, 1999 and 1998, deferred contract revenue was $10,010,000 and $8,845,000, respectively.
      Radon gas detection kits are marketed primarily to institutional customers and government agencies.
      The HomeBuyer's Preferred Radon Protection Plan service agreement is marketed to companies and to their corporate relocation service providers for the benefit of purchasers of residences incident to transfers of personnel.

PATENTS
      The Company holds exclusive world-wide licenses to patent rights for certain technologies which measure and image radiation exposure to crystalline materials when stimulated with light. These licenses were acquired by the Company from Battelle Memorial Institute and Oklahoma State University as part of collaborative efforts to develop and commercialize a new generation of radiation dosimetry technology. These licenses expire from the years 2011 through 2015.
      At this time the Company is using the optically stimulated luminescent (OSL) technology to provide dosimetry services to approximately 55% of its customers. The Company is near completion of installation of equipment and systems to make this technology available to virtually all of its domestic customers over the next twelve months. These licenses and systems represent an important proprietary component of the OSL commercial service known as Luxel.
      Additionally, the Company holds certain patent rights which relate to various designs of alpha-track radon detection devices. These patents expire from the years 2000 through 2010.
      The Company believes that its business is primarily dependent upon the Company's technical competence, the quality and reliability of its services, and its prompt and responsive performance.
      Rights to inventions of employees working for Landauer are assigned to the Company.

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

COMPETITION
      Landauer has one major competitor as well as a number of smaller competitors that operate in the U.S.
      With the exception of Japan, the United Kingdom, and Brazil, radiation monitoring activities in many foreign countries are generally conducted by government agencies. The Japanese market is served by the Company through its 50%-owned joint venture, Nagase-Landauer, Ltd. Customers in the United Kingdom are served by the Company's facility in Oxford. In early 1995, the Company began offering radiation monitoring services to customers in Canada following approval of the Company's devices by Canadian authorities. Customers in Brazil are served through the Company's joint venture, SAPRA-Landauer, Ltda. The Company will begin offering service to customers in China during fiscal 2000.
      In the United States, most government agencies, such as the Department of Energy and Department of Defense, have their own in-house radiation monitoring services. Additionally, many large private nuclear power plants also have their own in-house radiation monitoring services. The Company competes on the basis of advanced technologies, competent execution of these technologies, the quality and reliability of its services, and its prompt and responsive performance.
      Radon gas detection services represent a market in which Landauer has many large and small competitors, many of whom use short-term charcoal detectors rather than the Company's alpha-track detectors.
      The HomeBuyer's Preferred Radon Protection Plan represents a product sold exclusively to the corporate relocation market through firms providing relocation services and directly to corporate customers.

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

EMPLOYEES AND LABOR RELATIONS
      As of September 30, 1999, the Company employed approximately 280 full-time employees. Landauer believes its relations with its employees are good.

ITEM 2. PROPERTIES
      Landauer owns three adjacent buildings totaling approximately 60,000 square feet in Glenwood, Illinois, about 30 miles south of Chicago. The properties and equipment of the Company are in good condition and, in the opinion of management, are suitable and adequate for the Company's operations. The Company maintains a crystal growth facility in Stillwater, Oklahoma and maintains offices and/or locations in the United Kingdom, Brazil and China.

ITEM 3. LEGAL PROCEEDINGS
      Landauer is involved in various legal proceedings, but believes that these matters will be resolved without a material effect on its liquidity, results of operation, or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A
      VOTE OF SECURITY HOLDERS
      None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
        The executive officers of the Company are as follows:

Name of Officer              Age                Position
--------------               ---                ----------
Brent A. Latta               56                 President and Chief
                                                Executive Officer

James M. O'Connell           52                 Vice President, Finance,
                                                Treasurer, Secretary,
                                                and Chief Financial
                                                Officer

R. Craig Yoder               47                 Vice President -
                                                Operations

Mark D. Rahmel               48                 Vice President -
                                                Marketing

      Mr. Latta, Mr. O'Connell, and Dr. Yoder were elected to their positions on September 18, 1998, November 7, 1990, and February 2, 1994, respectively. Mr. Latta, who joined the Company in April, 1987 as Vice President, had for more than five years previously been Vice President, Marketing of Sherwood Medical Company, a manufacturer and distributor of medical products. Mr. O'Connell, prior to joining the Company in September 1990, was, for two years, Vice President and Chief Financial Officer of Darome, Inc., a telecommunications service and equipment manufacturing company. Dr. Yoder was elected to his position after serving as the Company's Technology Manager since 1983. Prior to this he was a member of the senior technical staff at Pennsylvania Power and Light, and at Battelle Pacific Northwest Laboratory. Mr. Rahmel was elected to his position on November 10, 1999. Prior to joining the Company, he was President of his own consulting and training company and spent 17 years with Raychem Corporation in a variety of sales and marketing capacities.
      There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

PART II

ITEM 5.MARKET FOR REGISTRANT'S
      COMMON STOCK AND RELATED STOCKHOLDER MATTERS
      The Company's Common Stock has been traded on the American Stock Exchange since 1988. A summary of market prices of the Company's Common Stock is set forth in the table on page 24 of this Annual Report on Form 10-K. On December 9, 1999, there were approximately 600 shareholders of record. The Company believes that there are approximately 2,000 beneficial owners of its common stock. There were no sales of unregistered securities during fiscal 1999.
      The Company has paid regular quarterly cash dividends since January, 1990. The Company has also paid special cash dividends in 1990 and 1992.
A summary of cash dividends paid for the last two years is set forth in the table on page 24 of this Annual Report on Form 10-K.
Item 6. Selected Financial Data
      A summary of selected financial data for the last six years is set forth in the inside front cover of the Company's Annual Report to Stockholders accompanying this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998
      Net revenues for fiscal 1999 were $43,800,000 an increase of $1,108,000, or 2.6%, over fiscal 1998. The modest growth in revenues resulted from pricing for personnel dosimetry services.
      Cost of sales as a percentage of net revenues increased to 34.4% in fiscal 1999 compared with 29.5% a year ago and reflects higher costs for the introduction of Luxel and Year 2000 remediation costs.
      Selling, general and administrative expenses for fiscal 1999 decreased $335,000, or 2.9%, compared with fiscal 1998. The Company also recognized a non-cash charge of $2,957,000 related to an impairment in value of assets related to the Company's older radiation measurement technologies and the radon measurement business.
      Other income for fiscal 1999 decreased to $374,000 from $776,000 in fiscal 1998, primarily as a result of lower interest income.
      Income tax expense for fiscal 1999 was $6,325,000 compared with $7,402,000 in fiscal 1998. The effective tax rate was 39.8% for fiscal 1999 and 36.7% for 1998.
      As a result, net income for fiscal 1999 decreased $3,270,000, or 26%, to $9,489,000. Diluted income per share decreased from $1.47 in fiscal 1998 to $1.09 in fiscal 1999.

FISCAL 1998 COMPARED TO FISCAL 1997
      Net revenues for fiscal 1998 were $42,692,000 an increase of $2,778,000, or 7%, over fiscal 1997. The growth in revenues resulted from increased unit sales and pricing for personnel dosimetry services.
      Cost of sales as a percentage of net revenues decreased to 29.5% in fiscal 1998 compared with 30% a year ago.
      Selling, general and administrative expenses for fiscal 1998 increased $886,000, or 8.5%, compared with fiscal 1997 as a result of expenses for acquisition activities, new technology start-up costs and Year 2000 remediation costs. As a percentage of net revenues, such expenses increased to 26.6% in fiscal 1998 from 26.3% a year ago.
      Other income for fiscal 1998 decreased to $776,000 from $796,000 in fiscal 1997.
      Income tax expense for fiscal 1998 was $7,402,000 compared with $6,954,000 in fiscal 1997. The effective tax rate was 36.7% for fiscal 1998 and 1997.
      As a result, net income for fiscal 1998 increased $740,000, or 6.2%, to $12,759,000. Diluted income per share increased from $1.39 in fiscal 1997 to $1.47 in fiscal 1998.

FOURTH QUARTER RESULTS OF OPERATIONS
      Revenues in the fourth quarter of fiscal 1999 were modestly higher than reported the same period in fiscal 1998. The increase is primarily attributable to personnel dosimetry revenues. Net income for the quarter of $2,533,000 represented a 24% decrease compared with the same period in 1998. Diluted income per share for the fourth quarters of 1999 and 1998 was $.29 and $.38, respectively.
      Revenues in the fourth quarter of fiscal 1998 were $10,746,000 or 3.9% higher than $10,342,000 reported for the same period in fiscal 1997. The increase is primarily attributable to personnel dosimetry revenues. Net income for the quarter of $3,328,000 represented an 3.6% increase compared with the same period in 1997. Diluted income per share for the fourth quarters of 1998 and 1997 was $.38 and $.37, respectively.

LIQUIDITY AND CAPITAL RESOURCES
      Landauer's consolidated cash flows, as shown in the statement of cash flows, can differ from year to year as a result of the Company's investment and financing activities. Investments in short-term instruments with a maturity of greater than three months are classified separately from cash and equivalents and investments with maturities of greater than one year are classified as non-current assets.
      Net dispositions of U.S. treasury securities amounted to $4,663,000 and $8,366,000 in 1999 and 1998, respectively. Investing activities were limited to acquisitions of property, plant and equipment (including amortizable dosimetry device components) and amounted to $6,598,000 and $8,032,000, respectively, in fiscal 1999 and 1998. Additionally, the Company invested $3,399,000 for its acquisition of SAPRA-Landauer and the REM dosimetry service in Brazil.
      At September 30, 1999, the Company had no significant long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for fiscal 2000 are expected to amount to $3,700,000, principally for equipment and software development. The Company anticipates that funds for these capital improvements will be provided from operations.
      The Company presently maintains bank lines of credit totalling $5,000,000. In the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.
      Landauer requires limited working capital for its operations since many of its customers pay for annual services in advance. Such advance payments amounted to $10,010,000 and $8,845,000 respectively, as of September 30, 1999 and 1998, and are included in deferred contract revenue.

While these amounts represent approximately one-half of current liabilities, such amounts generally do not represent a cash requirement.
      Landauer offers radiation monitoring services in the United Kingdom, Canada, Japan, Brazil and China. The Company's operations in these markets do not depend on significant capital resources.

INFLATION
      From time to time the Company tries to reflect the inflationary impact of materials, labor and other operating costs and expenses in its prices. The market for the services which the Company offers, however, is highly competitive, and in some cases has limited the ability of the Company to offset inflationary cost increases.

COMPUTER SOFTWARE MODIFICATIONS
      During 1996, the Company established an internal task force to review the extent to which the Company's computer software, computer hardware and non-information technology systems are year 2000 compliant. This task force, assisted in certain instances by outside consultants, completed an internal assessment of the systems with a view to determining whether any remediation or replacement is necessary for the continued operation of such systems. The Company focused its compliance efforts on software, hardware and non-information technology systems.
      Through mid-December, 1999, the Company has completed remediation, installation and compliance testing of all of its mission critical software systems. Where software systems replacement was required, most have been installed. Non-information technology systems software have been remediated or replaced by the individual users of such systems.
      The computer hardware phase is complete with the installation of mainframe, network, and peripheral equipment and related operating systems.

Many of these installations were scheduled for replacement or addition without regard to the year 2000 compliance issue. Mainframe or network hardware systems have been replaced or modified, as have non-technology hardware systems or components.
      The Company relies upon certain vendors for critical supplies and services and has contacted such vendors to determine their year 2000 compliance.
      The risks attendant to year 2000 non-compliance are significant to the Company if not addressed in a timely manner. All mission critical systems and hardware have been either remediated and/or replaced. The Company has numerous contingency strategies to deal with a variety of non-compliance scenarios should a year 2000 problem develop in these systems or hardware despite the Company's remediation or replacement efforts. Based on the Company's analysis to date, the Company does not expect that the occurrence of such a non-compliant event would have a material effect on its results of operation, financial position or liquidity.
      The Company currently estimates that the total cost of remediation and replacement of its non-compliant systems will amount to $2,069,000.
For the years ended September 30, 1999, 1998 and 1997, the amount of such expense charged to operations was $708,000, $337,000, and $418,000, respectively. The total estimated cost of compliance expenditures for systems treated as a capital expenditure is $606,000 and is included in the above estimates.
      The Company's compliance efforts have required the allocation of information technology resources to the Year 2000 project, as well as other activities, most notably the Company's conversion to the Luxel dosimetry system. To the extent possible, such allocation of information technology resources has been designed to optimize the progress of both projects and to obviate the need to remediate redundant systems. Additionally, such allocation of resources has prioritized activities in a manner which does not defer completion of any material systems beyond December 31, 1999. Management estimates that over the duration of the Year 2000 project, approximately 25% of its information technology budget has been devoted to the compliance effort.
      The responses set forth herein represent the subjective views of members of management involved in Landauer's Year 2000 compliance efforts and are based on information currently available to Landauer. Landauer's Year 2000 compliance efforts are ongoing and the views expressed herein are subject to change. In addition, the responses set forth herein are dependent, in part, on advice received from vendors and other third parties and, in certain cases, on events and matters outside of Landauer's control.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        CONSOLIDATED BALANCE SHEETS
                       LANDAUER, INC. AND SUBSIDIARY

                                               (dollars in thousands)
------------------------------------------------------------------------
As of September 30,                          Notes    1999       1998
------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                   1   $ 4,524    $ 6,501
   Short-term investments                      1       321      1,998
   Receivables, net of allowances for
    doubtful accounts of $208,000 in 1998 and
    $219,000 in 1997                                 9,903      9,139
   Inventories                                 1     1,169      1,258
   Prepaid expenses                                    176        214
   Prepaid income taxes                              2,047          -
   Deferred taxes on income                    5       604      1,629
--------------------------------------------------------------------------
Total current assets                                18,744     20,739
--------------------------------------------------------------------------
Property, plant and equipment, at cost:        1
   Land and improvements                               538        538
   Buildings and improvements                        3,444      3,401
   Equipment                                        24,417     19,554
--------------------------------------------------------------------------
                                                    28,399     23,493
     Less: accumulated depreciation and
     amortization                                   13,535     10,456
--------------------------------------------------------------------------
Net property, plant and equipment                   14,864     13,037
--------------------------------------------------------------------------
Investment in U.S. treasury securities         1         -      2,986
Cost of purchased businesses in excess of net
assets acquired                                1     4,192      2,445
Equity in joint venture                      3 & 4   3,276      3,135
Other assets                                         3,548      3,995
--------------------------------------------------------------------------
TOTAL ASSETS                                       $44,624    $46,337
==========================================================================
LIABILITIES AND STOCKHOLDERS INVESTMENT
Current liabilities:
   Accounts payable                                $   630    $   681
   Dividends payable                                 3,030      2,798
   Deferred contract revenue                        10,010      8,845
   Accrued compensation and related costs            1,214      1,222
   Accrued pension costs                       8     1,637      1,937
   Accrued taxes on income                   1 & 5       -        602
   Other accrued expenses                            1,816      1,915
--------------------------------------------------------------------------
Total current liabilities                           18,337     18,000
==========================================================================

Minority interest                                       49          -

Commitments and contingencies                6 & 9

STOCKHOLDERS INVESTMENT                     7 & 10
Preferred Stock                                          -          -
Common Stock                                           866        861
Premium paid in on common stock                      8,711      8,486
Cumulative translation adjustments                   (265)      (563)
Retained earnings                                   16,926     19,553
--------------------------------------------------------------------------
     Total stockholders investment                  26,238     28,337
--------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS INVESTMENT      $44,624    $46,337
==========================================================================
The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF INCOME
                       LANDAUER, INC. AND SUBSIDIARY

                                  (Dollars in thousands, except per share)
--------------------------------------------------------------------------
For the years ended September 30,    Notes    1999       1998         1997
--------------------------------------------------------------------------
Net revenues                               $43,800    $42,692      $39,914
--------------------------------------------------------------------------
Costs and expenses
   Cost of sales                            15,054     12,592       11,977
   Selling, general, and
   administrative                      1    11,033     11,368       10,482
   Impairment in value of assets      11     2,957          -            -
--------------------------------------------------------------------------
                                            29,044     23,960       22,459
--------------------------------------------------------------------------
Operating income                            14,756     18,732     17,455
Equity in income of joint venture      3       748        653        722
Other income                                   374        776        796
--------------------------------------------------------------------------
Income before taxes                         15,878     20,161     18,973
Income taxes                         1 & 5 (6,325)    (7,402)    (6,954)
--------------------------------------------------------------------------
Income before minority interest            $ 9,553    $12,759    $12,019
Minority interest                             (64)          -          -
--------------------------------------------------------------------------
Net income                                 $ 9,489    $12,759   $ 12,019
==========================================================================
Net income per share:                  2
   Basic                                     $1.10      $1.49        $1.42

   Diluted                                   $1.09      $1.47        $1.39
==========================================================================

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS INVESTMENT
                           AND COMPREHENSIVE INCOME
(Dollars in thousands)

                                            Cumu
                                  Premium  lative            Total
                                   Paid    Transla           Stock
                                   in on    tion           holder's Compre
                          Common  Common   Adjust  Retained Invest hensive
                           Stock   Stock    ment   Earnings  ment   Income
-------------------------------------------------------------------------
Balance September 30, 1996 $848   $7,642   $238  $16,131 $ 24,859
Options exercised,
 net of repurchases           2       73      -        -       75
Net income                    -        -      -   12,019   12,019  $12,019
Foreign currency
 translation adjustment       -        -  (297)        -    (297)    (297)
Dividends                     -        -      - (10,181) (10,181)        -
Compensatory effect of
 stock options                -      145      -        -      145        -
------------------------------------------------------------------   -----
Comprehensive income                                               $11,722
                                                                    ======
Balance September 30, 1997 $850   $7,860$ ( 59)  $17,969  $26,620
Options exercised,
 net of repurchases          11      475      -        -      486
Net income                    -        -      -   12,759   12,759  $12,759
Foreign currency
 translation adjustment       -        -  (504)        -    (504)    (504)
Dividends                     -        -      - (11,175) (11,175)        -
Compensatory effect of
 stock options                -      151      -        -      151        -
------------------------------------------------------------------    ----
Comprehensive income                                               $12,255
                                                                   =======
BALANCE SEPTEMBER 30, 1998 $861   $8,486$ (563)  $19,553  $28,337
OPTIONS EXERCISED,
 NET OF REPURCHASES           5      225      -        -      230
NET INCOME                    -        -      -    9,489    9,489  $ 9,489
FOREIGN CURRENCY
 TRANSLATION ADJUSTMENT       -        -    298        -      298      298
DIVIDENDS                     -        -      - (12,116) (12,116)        -
------------------------------------------------------------------    ----
COMPREHENSIVE INCOME                                               $ 9,787
                                                                   =======
BALANCE SEPTEMBER 30, 1999 $866   $8,711$ (265)  $16,926  $26,238
==================================================================

The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                     LANDAUER, INC. AND SUBSIDIARY

                                                    (Dollars in thousands)
--------------------------------------------------------------------------
For the years ended September 30,           1999        1998          1997
--------------------------------------------------------------------------
Cash flow from operating activities:
   Net income                              $ 9,489    $12,759    $12,019

   Non-cash expenses, revenues, and gains
   reported in income
      Depreciation and amortization          6,456      2,635      2,541
      Equity in income of joint venture       (748)      (653)      (722)
      Compensatory effect of stock options       -        151        145
      Deferred income taxes                  1,025       (311)       181
--------------------------------------------------------------------------
                                             6,733      1,822      2,145
--------------------------------------------------------------------------
   Net increase in other current assets     (2,705)      (844)    (1,191)
   Net increase in current liabilities         105        638        151
   Net increase in net long-term assets         63       (778)      (141)
--------------------------------------------------------------------------
                                            (2,573)      (984)     (1,181)
--------------------------------------------------------------------------
   Net cash generated from operating
    activities                              13,685     13,597      12,983

Cash flow from investing activities:
   Disposition of investments                4,984     11,319      12,273
   Acquisition of investments                 (321)    (2,953)   (14,802)
   Acquisition of Brazilian subsidiary      (3,399)          -          -
   Acquisition of property, plant and
    equipment                               (6,598)    (8,032)    (2,423)
--------------------------------------------------------------------------
   Net cash provided by (used by)
    investing activities                    (5,334)        334    (4,952)

Cash flow from financing activities:
   Exercise of stock options - net             230        486         75
   Dividend received from foreign
    affiliate                                1,326      1,152        356
   Dividends paid                          (11,884)   (10,928)    (9,961)
--------------------------------------------------------------------------
   Net cash used by financing activities   (10,328)    (9,290)    (9,530)
--------------------------------------------------------------------------
Net increase (decrease) in cash             (1,977)     4,641     (1,499)
Opening balance - cash and cash
    equivalents                              6,501      1,860      3,359
--------------------------------------------------------------------------
Ending balance - cash and cash
    equivalents                            $ 4,524    $ 6,501    $ 1,860
==========================================================================
Supplemental Disclosure of Cash
 Flow Information:
   Cash paid for income taxes              $ 8,046    $ 6,508    $ 7,289
--------------------------------------------------------------------------
Supplemental Disclosure of
 Non-cash Financing Activity:
   Dividend declared                       $ 3,030    $ 2,798    $ 2,551
   Foreign currency translation
    adjustment                                 298       (504)      (297)
==========================================================================
The accompanying notes are an integral part of these financial statements.

      NOTES TO FINANCIAL STATEMENTS, LANDAUER, INC. AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION
   The accompanying consolidated financial statements include the accounts of Landauer, Inc., HomeBuyer's Preferred, Inc., its wholly-owned subsidiary and SAPRA-Landauer, Ltda., its 75%-owned subsidiary ("Landauer" or the "Company"). Nagase-Landauer, Ltd. (50%-owned), is a Japanese corporation which is accounted for on the equity basis. All material intercompany transactions have been eliminated.
   The cost of purchased businesses included in the accompanying consolidated financial statements exceeded the fair value of net assets at the date of acquisition in the amount of $6,911,000 and has been charged to "Cost of purchased business in excess of net assets acquired". The excess is being amortized on a straight-line basis over 15-20 years, except for an acquisition initiated prior to 1971 ($942,000), where in the opinion of management there has been no diminution in value. As of September 30, 1999 and 1998, accumulated amortization was $2,719,000 and $1,420,000, respectively. During 1999, the Company's recognized a charge in the amount of $1,000,000 to adjust the value of its investment in the radon testing business. (See Note 11, Impairment in Value of Assets.)
   Certain of the Company's foreign investments, where the US dollar is not the functional currency, are subject to currency translation adjustments in accordance with SFAS No. 52.

CASH EQUIVALENTS
   Cash equivalents include investments with an original maturity of three months or less.

INVESTMENT IN U.S. TREASURY SECURITIES
   Investments in U.S. Treasury Securities having an original maturity of longer than three months but less than one year are classified as current assets. Those having an original maturity of longer than one year are classified as non-current assets.
   The Company's policy is to hold investments until maturity and accordingly are carried at cost, adjusted for accretion of discount and amortization of premium in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".
Inventories
   Inventories are priced at the lower of cost or market, and costs are relieved from inventory on a first-in, first-out basis.

REVENUES AND DEFERRED CONTRACT REVENUE
   The Company recognizes revenues and the related costs for its services in the periods for which such services are provided. Many customers pay for these services in advance. The amounts recorded as deferred contract revenue in the consolidated balance sheet represent customer deposits invoiced in advance during the preceding twelve months for services to be rendered over the succeeding twelve months and are net of services rendered through the respective consolidated balance sheet date. Management believes that the amount of deferred contract revenue shown at the respective consolidated balance sheet date fairly represents the level of business activity it expects to conduct with customers invoiced under this arrangement.

RESEARCH AND DEVELOPMENT
   The cost of research and development programs is charged to selling, general and administrative expense as incurred and amounted to approximately $1,218,000 in 1999, $1,445,000 in 1998, and $1,516,000 in
1997.

DEPRECIATION AND MAINTENANCE
   Plant and equipment are depreciated on a straight-line basis over their estimated useful lives, which are primarily thirty years for buildings and five to eight years for equipment. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized.

INCOME TAXES
   Landauer files income tax returns in the jurisdictions in which it operates. For financial statement purposes, provisions for federal and state income taxes have been computed in accordance with the provisions of SFAS No. 109 entitled "Accounting for Income Taxes".

USE OF ESTIMATES
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(Dollars in Thousands)                        1999       1998       1997
--------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES            8,648      8,586      8,483
   OF COMMON STOCK OUTSTANDING
OPTIONS ISSUED TO EXECUTIVES (NOTE 5)           65         97        132
                                            -----------------------------
WEIGHTED AVERAGE NUMBER OF SHARES
   OF COMMON STOCK ASSUMING
   DILUTION                                  8,713      8,683      8,615
                                            =============================

3.    EQUITY IN JOINT VENTURE
      The 50% interest in the common stock of Nagase-Landauer, Ltd., a Japanese corporation located in Tokyo and engaged in providing radiation monitoring services in Japan, is accounted for on the equity basis. The related equity in earnings of this joint venture and fees earned therefrom are included in other income in the accompanying Consolidated Statements of Income.
      Condensed unaudited results of operations for Nagase-Landauer, Ltd. for the three years ended September 30, 1999 are as follows, converted into U.S. dollars at the then-current rate of exchange:

(DOLLARS IN THOUSANDS)                        1999       1998       1997
                                         -------------------------------
REVENUES                                  $ 13,599   $ 10,669   $ 11,616
INCOME BEFORE INCOME TAXES                   3,198      2,627      3,093
NET INCOME                                   1,497      1,303      1,416
                                         ================================
AVERAGE EXCHANGE RATE (YEN/$)               107.0        136.7     120.0
                                         ================================

   Condensed unaudited balance sheets for the years ended September 30, 1999 and 1998 are as follows:

(DOLLARS IN THOUSANDS)                        1999                  1998
                                         --------------------------------

CURRENT ASSETS                            $ 11,385              $  9,876
OTHER ASSETS                                 1,059                   935
                                         --------------------------------
TOTAL ASSETS                              $ 12,444              $ 10,811
                                         ================================
LIABILITIES                               $  6,066              $  4,479
STOCKHOLDERS' INVESTMENT                     6,378                 6,332
                                         --------------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' INVESTMENT                    12,444              $ 10,811
                                         ================================

4. FOREIGN INVESTMENTS
   The Company completed the acquisition of the 75% interest in the largest private radiation dosimetry service business in Brazil, Servico de Assessoria e Protecao Radiologica S/C Ltda. (SAPRA), as well as the radiation dosimetry service of REM in Brazil. The total investment in the Brazil operations was $3,399,000 dollars, including $3,046,000 of additional goodwill related to these acquisitions, after currency translation.
   In addition, Landauer has invested $84,700 to date in a joint venture with China for the establishment of Beijing Landauer Radiation Monitoring Technology Co., LTD. The Company has a 70% interest in this venture which is in the start-up stages.

5. INCOME TAXES
   The components of the provision for income taxes for the years ended September 30, 1999, 1998 and 1997 are as follows:

                                                         1999
--------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                     CURRENT   DEFERRED        TOTAL
--------------------------------------------------------------------------
FEDERAL                                    $ 4,286    $   829    $ 5,115
STATE                                        1,014        196      1,210
                                         --------------------------------
   TOTAL                                   $ 5,300    $ 1,025    $ 6,325

                                         ================================

--------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                   1998
--------------------------------------------------------------------------
                                           CURRENT   DEFERRED        TOTAL
                                         --------------------------------
FEDERAL                                    $ 6,313  $   (255)    $ 6,058
STATE                                        1,400      ( 56)      1,344
                                         --------------------------------
   TOTAL                                   $ 7,713  $   (311)    $ 7,402
                                         ================================
--------------------------------------------------------------------------
                                                           1997
(DOLLARS IN THOUSANDS)                   CURRENT     DEFERRED        TOTAL
---------------------------------------------------------------------------

FEDERAL                                    $ 5,445   $    146    $ 5,591
STATE                                        1,328         35      1,363
                                         --------------------------------
   TOTAL                                   $ 6,773   $    181    $ 6,954
                                         ================================

      The provision for taxes on income in each period differs from that which would be computed by applying the statutory U.S. federal income tax rate to the income before taxes. The following is a summary of the major items affecting the provision:
-------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                        1999       1998       1997
--------------------------------------------------------------------------
STATUTORY FEDERAL INCOME
 TAX RATE                                      34%        34%        34%

COMPUTED TAX PROVISION
 STATUTORY RATE                            $ 5,399    $ 6,855    $ 6,451

INCREASES (DECREASES)
   RESULTING FROM:
      STATE INCOME TAX PROVISION,
      NET OF FEDERAL BENEFIT                   795        875        888
      OTHER                                    131       (328)      (385)
                                           ------------------------------
INCOME TAX PROVISION IN THE
   STATEMENT OF INCOME                     $ 6,325    $ 7,402    $ 6,954
                                           ==============================

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

(DOLLARS IN THOUSANDS)                                   1999       1998
--------------------------------------------------------------------------
DEFERRED TAX ASSETS:
   BADGE HOLDER AMORTIZATION                          $   983    $   950
   PENSION ACCRUAL                                        673        765
   COMPENSATION EXPENSE                                   444        556
INVENTORY RESERVE                                          71         64
   OTHER                                                  250        378
                                                     --------------------
                                                      $ 2,421    $ 2,713
                                                     ====================
DEFERRED TAX LIABILITIES
   DEPRECIATION                                       $    58    $   448
   SOFTWARE DEVELOPMENT                                 1,759        636
                                                     --------------------
                                                        1,817    $ 1,084
                                                     ====================

      Management does not believe that a valuation allowance is required for the net deferred tax asset.

6.    LINE OF CREDIT
      The Company maintains an external source of liquidity in the form of a $5,000,000 unsecured line of credit, maturing September 30, 2000. The credit facility, which contains covenants for net worth and debt to equity ratios, has yet to be drawn upon. Draws thereunder bear interest at the prime rate in effect from time-to-time at the lending bank.

7.    CAPITAL STOCK
      Landauer has two classes of capital stock, preferred and common, with a par value of $.10 per share for each class. As of September 30, 1999 and 1998 there were 8,657,957 and 8,609,299 shares of common stock issued and outstanding (20,000,000 shares are authorized), respectively. There are no shares of preferred stock issued (1,000,000 shares are authorized).
      Landauer has reserved 1,050,000 shares of common stock for grants under its stock bonus and option plans. Recipients of grants or options must execute a standard form of noncompetition agreement. As of September 30, 1999, there have been no bonus shares issued. Options granted under these plans may be either incentive stock options or non-qualified options.

Options granted through fiscal 1999 become exercisable over a four-year period, ten years for options granted to directors, at a price not less than fair market value on the date of grant. The options expire ten years from the date of grant.
      During fiscal 1999, options for 160,000 shares were granted and options for 109,251 shares were exercised. As of September 30, 1999, non-qualified options for 419,000 shares had been granted at prices from $13.25
- $26.44 per share. At year-end, 209,000 shares were exercisable. This plan also provides for the grant of restricted shares or the grant of stock appreciation rights, either separately or in relation to options granted. During fiscal 1999, grants for 1,000 restricted shares were made to key employees. As of September 30, 1999, no stock appreciation rights had been granted.

8.    EMPLOYEE BENEFIT PLANS
      Landauer maintains a noncontributory defined benefit pension and retirement plan covering substantially all full-time employees. The Company also maintains a Supplemental Key Executive Retirement Plan which provides for certain retirement benefits payable to key officers and managers. While charges for the supplemental plan are expensed annually, the plan is not separately funded. The Company maintains a directors' retirement plan which provides for certain retirement benefits payable to non-employee directors. The directors' plan was terminated in 1997.
      The following table sets forth the status of these plans at September 30, 1999 and 1998 in accordance with SFAS Nos. 87 and 132:

                                                                Other
                                                             Retirement
                                            Pension           Benefits
--------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)               1999        1998       1999     1998
--------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at
 beginning of year               $  7,145     $ 6,588     $  512 $  493
Service cost                          402         409         36     33
Interest cost                         545         477         38     34
Amendments                             48           -          -      -
Actuarial (gain) loss                 187       (138)          7   (20)
Benefits paid                       (253)       (191)       (30)   (28)
                                 ---------------------------------------
Benefit obligation at
  end of period                  $  8,074    $  7,145     $  563 $  512
                                 ========================================
Change in plan assets:
Fair value of assets at beginning
  of year                        $  6,090    $  5,769     $    - $    -
Actual return on plan assets          478         480          -      -
Employer contribution                  38          24         30     28
Benefits paid                       (253)       (191)       (30)   (28)
                                 ----------------------------------------
Fair value of assets at
  end of period                  $  6,353    $  6,090     $    - $    -
                                 ========================================
Reconciliation of Funded Status:
Funded status                   $ (1,721)   $ (1,055)    $ (563)$ (512)
Unrecognized transition
  obligation (asset)                 (50)        (56)        295    318
Unrecognized prior service cost       187         157          -      -
Unrecognized net actuarial gain     (767)       (958)      (143)  (169)
                                 ========================================
Accrued benefit cost            $ (2,351)   $ (1,912)    $ (411)$ (363)
Components of net periodic
 benefit cost:
Service cost                    $     402   $     409    $    36$    32
Interest cost                         545         477         38     33
Expected return on plan assets      (478)       (456)          -      -
Amortization of transition
  obligation (asset)                  (6)         (6)         22     23
Amortization of prior service cost     18          47          -      -
Recognized net actuarial
(gain) loss                          (10)        (22)       (18)   (25)
                                 ----------------------------------------
Net periodic benefit cost       $     471   $     449    $    78$    63
                                 =========================================
Weighted average assumptions as of Sept. 30:
Discount rate at beginning of year    7.5%       7.5%       7.5%    7.5%
Discount rate at end of year          7.5%       7.5%       7.5%    7.5%
Expected return on plan assets        8.0%       8.0%       0.0%    0.0%
Rate of compensation increase         5.5%       5.5%       6.0%    6.0%

Plan assets for the defined benefit pension plan include marketable equity securities, corporate and government debt securities, and cash and short-term investments. The Supplemental Key Executive Retirement Plan and the director's retirement plan are not separately funded. The maximum liabilities for these unfunded plans included in the table above amounted to $1,160,000 and $1,007,000 at September 30, 1999 and 1998, respectively.
      Landauer maintains a 401(k) savings plan covering substantially all full-time employees. Qualified contributions made by employees to the plan are partially matched by the Company. $90,000, $83,000, and $80,000 was provided to expense for the years ended September 30, 1999, 1998, and 1997 respectively, under this plan.
      Landauer has adopted SFAS No. 106, "Accounting for Postretirement Benefits Other than Pensions" to account for the Company's unfunded retiree medical expense reimbursement plan. Under the terms of the plan which covers retirees with ten or more years of service, the Company will reimburse retirees for (i) a portion of the cost of coverage under the then-current medical and dental insurance plans if the retiree is under age 65, or (ii) all or a portion of the cost of Medicare and supplemental coverages if the retiree is over age 64. The assumption for health-care cost trend rates were 7% for those younger than 65, and 5% for those 65 and older. The effect of a one percent increase on service and interest costs and postretirement benefit obligation would be $8,000 and $56,000, respectively. For a one percent decrease, the effect would be a reduction to service and interest costs and postretirement benefit obligation of $7,000 and $49,000, respectively. The amount of the Company's unrecognized transition obligation resulting from the adoption of SFAS No. 106 is $295,000 as of September 30, 1999. This liability is included in "Other accrued expenses".

9.    COMMITMENTS AND CONTINGENCIES
      The Company is involved in various legal proceedings, but believes that the outcome of these proceedings will not have a materially adverse effect on its financial condition.
      In connection with the 1988 transfer of the personnel dosimetry business to Landauer, the Company has entered into a Liability Assumption and Sharing Agreement with Tech/Ops, Inc. ("Tech/Ops") providing for, among other things, (i) assumption by Landauer of all determinable and contingent liabilities and obligations of Tech/Ops relating to the personnel dosimetry and radon detection business, (ii) assumption by the other former subsidiary of all determinable and contingent liabilities and obligations of Tech/Ops relating to its electronic controller business, (iii) joint and several assumption by Landauer and the other former subsidiary of all contingent liabilities of Tech/Ops and (iv) the allocation of other liabilities jointly and severally assumed to the business in which they relate or, if they relate to neither business, in ratios reflective of relative profit contributions of the respective businesses for the five years ended September 30, 1987.
      During 1999, the Company settled its dispute with the Illinois Department of Revenue. The reserves were adequate to cover settlement of this matter and the Company is in compliance with filing returns in accordance with the Department's determination.

10. STOCK-BASED COMPENSATION PLANS
      The Company maintains stock option plans for key employees ("Employees' Plan"). It also maintains a stock option plan for its non employee directors ("The Directors' Plan"). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized except for a performance-based grant for 100,000 shares. Had compensation cost for these plans been determined consistent with FASB Statements No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been as follows:

--------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                        1999       1998       1997
--------------------------------------------------------------------------
NET INCOME        AS REPORTED              $ 9,489    12,759    $ 12,019
                  PRO FORMA                   9,402    12,813     12,090

BASIC EPS:        AS REPORTED              $  1.10    $   1.49 $    1.42
                  PRO FORMA                   1.09        1.49      1.42
DILUTED EPS:      AS REPORTED                 1.09        1.47      1.39
                  PRO FORMA                   1.08        1.48      1.39

Because the Statement 123 method of accounting has not been applied to options granted prior to October 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.
      The Company may grant options for up to 1,000,000 shares under the Employees' Plan. The Company may grant options for up to 50,000 shares under the Directors' Plan. The Company has granted options on 800,000 and 35,000 shares, respectively, under these plans through September 30, 1999. Under each plan the option exercise price equals the stock's fair market value on the date of grant. Options granted under the Employees' Plan vest ratably over four years and options granted under the Directors' Plan vest ratably over ten years.
      A summary of the status of these plans at September 30, 1999, 1998, and 1997 and changes for the years then ended is presented in the table and narrative below:
--------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)                   1999
--------------------------------------------------------------------------
                                                                   Weighed
                                                                   Average
                                                                  Exercise
                                                    Shares           Price
--------------------------------------------------------------------------
OUTSTANDING AT BEGINNING OF YEAR                        374      $ 15.78
GRANTED                                                 160        26.44
EXERCISED                                             (110)        10.68
FORFEITED                                               (5)        22.31
                                                    ---------------------
OUTSTANDING AT END OF YEAR                              419      $ 21.10
                                                    =====================
EXERCISABLE AT END OF YEAR                              209      $ 16.58
                                                    =====================

--------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)                   1998
--------------------------------------------------------------------------
                                                                   Weighed
                                                                   Average
                                                                 Exercised
                                                    Shares           Price
                                                    ---------------------
OUTSTANDING AT BEGINNING OF YEAR                        530      $ 12.24
GRANTED                                                  30        24.63
EXERCISED                                             (181)         6.68
FORFEITED                                               (5)        22.31
                                                    ---------------------
OUTSTANDING AT END OF YEAR                             374        $15.78
                                                    =====================
EXERCISABLE AT END OF YEAR                              248      $ 14.63
                                                    =====================
--------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)                   1997
--------------------------------------------------------------------------
                                                                   Weighed
                                                                   Average
                                                                  Exercise
                                                     Shares          Price
--------------------------------------------------------------------------
OUTSTANDING AT BEGINNING OF YEAR                       535       $ 11.33
GRANTED                                                 35         22.31
Exercised                                              (35)         7.84
FORFEITED                                               (5)        16.50
                                                    ---------------------
OUTSTANDING AT END OF YEAR                             530       $ 12.24
                                                    =====================
EXERCISABLE AT END OF YEAR                             380       $ 10.61
                                                    =====================

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1999, 1998, and 1997:

                                                1999        1998      1997
--------------------------------------------------------------------------
RISK FREE INTEREST RATES                         4.77%      6.09%  6.79%
EXPECTED DIVIDEND YIELD                          4.84%      4.75%  4.75%
EXPECTED LIFE (YEARS)                            9.0        9.0     9.0
EXPECTED VOLATILITY                             20.7%      20.1%   22.3%

11.   IMPAIRMENT IN VALUE OF ASSETS
      The Company recognized a non-cash pre-tax charge of $2,957,000 during the year, or $0.25 per diluted share, for the discontinuation of older technologies as the Company transitions customers to Luxel, a superior radiation measurement technology. Included in the non-cash charge is $1,000,000 related to accelerated good-will amortization and $1,701,000 of additional depreciation and amortization charges resulting from the change in estimated useful lives of fixed assets. In addition, a $256,000 reserve was applied against certain inventories.

12. NEW ACCOUNTING PRONOUNCEMENTS
      The Financial Accounting Standards Board (FASB) has issued a new pronouncement, Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal 2000. At the present time, this pronouncement should have no effect on the Company.
      FASB has also issued Statement of Position ("SOP") 98-5, "Reporting of the Costs of Start-Up Activities" and SOP 97-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal use". The Company adopted these SOP's in fiscal 1999. The impact was immaterial to its financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND DIRECTORS OF
LANDAUER, INC.
      We have audited the consolidated balance sheets of Landauer, Inc. and Subsidiaries, a Delaware corporation (see Note 1), as of September 30, 1999 and 1998 and the related consolidated statements of income, stockholders' investment and comprehensive income, and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landauer, Inc. and Subsidiaries as of September 30, 1999 and 1998, and the consolidated results of its operations, and the changes in stockholders' investment and cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.

                                                       ARTHUR ANDERSEN LLP
                                                         Chicago, Illinois
                                                          November 3, 1999

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


      (10)(j) Employment agreements dated February 29, 1996 between the Registrant and Brent A. Latta, James M. O'Connell and R. Craig Yoder are incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

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


B     REPORTS ON FORM 8-K
      The Company did not file a Report on Form 8-K during the fiscal quarter ended September 30, 1999.
Signatures of Registrant and Directors

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        LANDAUER, INC.

                        By:   /s/ Brent A. Latta     December 17, 1999
                        ------------------------
                        Brent A. Latta
                        President and Chief
                          Executive Officer>

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                  TITLE                   DATE

/s/ Brent A. Latta       President and Director    December 17, 1999
------------------------
Brent A. Latta        (Principal Executive Officer)

/s/ James M. O'Connell   Vice President, Finance   December 17, 1999
------------------------
James M. O'Connell       Treasurer and Secretary
                        (Principal Financial and
                           Accounting Officer)

/s/ Robert J. Cronin            Director           December 17, 1999
------------------------
Robert J. Cronin

/s/ Gary D. Eppen               Director           December 17, 1999
------------------------
Gary D. Eppen

/s/ Thomas M. Fulton            Director           December 17, 1999
------------------------
Thomas M. Fulton

/s/ Richard R. Risk             Director           December 17, 1999
------------------------
Richard R. Risk

/s/ Paul B. Rosenberg           Director           December 17, 1999
------------------------
Paul B. Rosenberg

/s/ Michael D. Winfield         Director           December 17, 1999
------------------------
Michael D. Winfield

QUARTERLY FINANCIAL DATA (UNAUDITED)

                               (dollars in thousands, except per share)
--------------------------------------------------------------------------
                         First    Second     Third   Fourth      Total
                        Quarter   Quarter   Quarter  Quarter     Year
--------------------------------------------------------------------------
Net revenues  1999    $ 10,906  $ 11,432  $ 10,684   $ 10,778  $ 43,800
              1998    $ 10,328  $ 10,965  $ 10,653   $ 10,746  $ 42,692
--------------------------------------------------------------------------
Operating
 income        1999   $  4,767  $  4,846  $  1,398   $  3,745  $ 14,756
               1998   $  4,378  $  4,819  $  4,535   $  5,000  $ 18,732
--------------------------------------------------------------------------
Net income     1999   $  3,183  $  3,168  $    605    $ 2,533  $  9,489
               1998   $  3,036  $  3,297  $  3,098    $ 3,328  $ 12,759
==========================================================================
Diluted net income
per share      1999      $ .37     $ .37      $ .06     $ .29    $ 1.09
               1998      $ .35     $ .38      $ .36     $ .38    $ 1.47
==========================================================================
Cash dividends
per share     1999       $ .35     $ .35      $ .35     $ .35    $ 1.40
              1998       $ .32 1/2 $ .32 1/2  $ .32 1/2 $ .32 1/2$ 1.30
----------------------------------------------------------------------
Common stock
 price per
 share        1999 high$ 32.88    $32.75    $ 30.25   $ 29.94   $ 32.88
                   low   25.13     24.13      23.69     24.13     23.69
              1998 high$ 29.56    $30.75    $ 30.00   $ 30.75   $ 30.75
                   low   24.25     26.75      26.50     23.75     23.75
--------------------------------------------------------------------------
Weighted Average Diluted Shares Outstanding

              1999    8,724     8,728      8,715     8,712        8,713
              1998    8,655     8,727      8,678     8,672        8,683
--------------------------------------------------------------------------