Form 10-Q
period 1999-12-31
LANDAUER INC
filed 2000-02-08
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                              FORM 10-Q

       /X/ QUARTERLY REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended December 31, 1999 or


       /   / TRANSITION REPORT pursuant to Section 13 or 15(d) of the
Securities
Exchange Act of 1934

       For the transition from                        to
                                   ------------    --------

       Commission File Number  1-9788
                              -------


                              LANDAUER, INC.

             (Exact name of registrant as specified in its charter)


         Delaware                                             06-1218089
--------------------------------                         -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)


                     2 Science Road, Glenwood, Illinois 60425
                ---------------------------------------------------
                (Address of principal executive offices and Zip Code)


           Registrant's telephone number, including area code (708) 755-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                     ----
No.
  -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at February 11, 2000
----------------------------                  ------------------------------
Common stock, $.10 par value                             8,600,748

PART I.      FINANCIAL INFORMATION


                                  LANDAUER, INC.

                                  Balance Sheets
                                      (000's)

                                       ASSETS

                                                     Dec. 31,        Sept. 30,
                                                       1999            1999
                                                    ----------      ---------
                                                               (Derived from
                                                                   audited
                                                    (Unaudited) statements)
Current assets:

Cash and cash equivalents                           $   4,769           $  4,524
Short-term investments                                    341                321
Accounts receivable, less allowances of
   $308,000 at 12/31/99 and
   $319,000 at 9/30/99                                 10,404              9,903
   Inventories                                          1,309              1,169
   Prepaid expenses                                       136                176
   Prepaid income taxes                                   424              2,047
   Deferred taxes on income                               604                604
                                                     --------           --------
              Total current assets                     17,987             18,744

   Property, plant and equipment, at cost              29,149             28,399
      Less: Accumulated depreciation
      and amortization                                 14,286             13,535
                                                     --------           --------
   Net property, plant and equipment                   14,863             14,864

   Cost of purchased businesses in excess of
      net assets acquired                               4,180              4,192
   Equity in joint venture                              3,150              3,276
   Other assets                                         3,578              3,548
                                                     --------           --------
                                                     $ 43,758           $ 44,624
                                                     ========           ========

The accompanying notes are an integral part of these financial statements.

                                 LANDAUER, INC.

                            Balance Sheets (Cont'd.)
                                   (000's)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
                   -----------------------------------------

                                                     Dec. 31,     Sept. 30,
                                                       1999         1999
                                                     --------     --------
                                                              (Derived from
                                                                 audited
                                                  (Unaudited) statements)

Current liabilities:

   Accounts payable                                   $   348         $      630
   Deferred contract revenue                            9,688             10,010
   Dividend payable                                     3,031              3,030
   Accrued compensation and related costs                 830              1,214
   Accrued pension costs                                1,762              1,637
   Accrued expenses                                     1,934              1,816
                                                     --------           --------
          Total current liabilities                    17,593             18,337
Minority interest in subsidiary                            81                 49
                                                     --------           --------
Stockholders' investment:

   Preferred stock, $.10 par value per share -
      Authorized - 1,000,000 shares
      Outstanding - None                                    -                  -
   Common stock, $.10 par value per share -
      Authorized - 20,000,000 shares
      Outstanding - 8,660,504 shares at 12/31/99
      and 8,657,957 shares at 9/30/98                     866                866
       Premium paid in on common stock                  8,747              8,711
       Cumulative translation adjustments               (194)              (265)
   Retained earnings                                   16,665             16,926
                                                     --------           --------
          Total stockholders' investment               26,084             26,238
                                                     --------           --------
                                                     $ 43,758           $ 44,624
                                                     ========           ========
The accompanying notes are an integral part of these financial statements.

                                     LANDAUER, INC.

                                  Statements of Income
                           (000's, except per share amounts)
                                       (Unaudited)

                                                           Three Months Ended
                                                     ------------------------
                                                     Dec. 31,       Dec. 31,
                                                       1999           1998
                                                   ----------      ---------
Net revenues                                         $ 11,327           $ 10,906

Costs and expenses:
      Cost of revenues                                  4,107              3,744
      Selling, general and administrative               2,668              2,395
      Impairment in value of assets                       391                  -
                                                     --------           --------

                                                        7,166              6,139
                                                     --------           --------
Operating income                                        4,161              4,767

Equity in income of joint venture                         175                206

Other income, net                                          59                150
                                                     --------           --------
Income before income taxes and minority interest        4,395              5,123

Income taxes                                           (1,605)           (1,923)
                                                     --------           --------
Income before minority interest                         2,790              3,200

Minority interest therein                                 (27)              (17)
                                                     --------           --------
Net income                                          $   2,763           $  3,183
                                                     ========           ========

Net Income per common share:
      Basic                                         $     .32           $    .37
                                                     ========           ========
Based on average shares outstanding                     8,658              8,629
                                                     ========           ========
      Diluted                                       $     .32           $    .36
                                                     ========           ========
      Based on average shares outstanding               8,704              8,724
                                                     ========           ========



The accompanying notes are an integral part of these financial statements.

                                     LANDAUER, INC.

                                Statements of Cash Flows
                                         (000's)
                                       (Unaudited)
                                                              Three Months Ended

                                                     Dec. 31,       Dec. 31,
                                                       1999           1998
                                                     -------       --------

Cash flow from operating activities:
 Net income                                         $   2,763          $   3,183
 Non-cash expenses, revenues, and gains
   reported in income
     Depreciation and amortization                      1,293                860
     Equity in income of joint venture                  (175)              (206)
     Compensatory effect of stock options                   -              (547)
   Deferred income taxes                                    -                  -
                                                     --------          --------
                                                        1,118                107
                                                    --------           --------
     Net increase (decrease) in
     other current assets                               1,034            (1,085)
     Net increase (decrease) in
     current liabilities                                (745)              1,171
   Net increase in net long-term assets                 (560)            (1,382)
                                                     --------           --------
                                                        (271)            (1,296)
                                                      --------          --------
 Net cash generated from
 operating activities                                    3,610             1,994

Cash flow from investing activities:
 Disposition of investments                                301                 -
 Acquisitions of investments                             (321)                 -
 Investment in Brazilian subsidiary                         32           (2,319)
(Acquisition) of property,
 plant and equipment                                     (750)           (1,301)
                                                    --------            --------
   Net cash used (provided)
   by investing activities                               (738)           (3,620)

Cash flow from financing activities:
   Exercise of stock options - net                          36                 -
   Dividend received from foreign affiliate                360             1,215
   Dividends paid                                      (3,023)           (2,798)
                                                      --------          --------
   Net cash used by financing activities               (2,627)           (1,583)
                                                     --------           --------
Net increase (decrease) in cash                           245            (3,209)

Opening balance - cash and cash equivalents             4,524              6,501
                                                    --------           --------
Ending balance - cash and cash equivalents          $   4,769         $    3,292
                                                     ========           ========
Supplemental Disclosure of Cash Flow Information:
     Cash paid for income taxes                     $      48          $     441
                                                     ========           ========
Supplemental Disclosure of Non-cash Financing Activity:
     Dividend declared                              $   3,031          $   3,029
                                                     ========           ========
     Foreign currency translation adjustment        $      71          $     367
                                                     ========           ========
The accompanying notes are an integral part of these financial statements.

                          LANDAUDER, INC.

           Notes to Financial Statements - December 31, 1999

                           (Unaudited)

(1)   Basis of Presentation
      ---------------------
      The accompanying consolidated unaudited condensed financial statements reflect the financial position of Landauer, Inc. ("Landauer") as of December 31, 1999 and September 30, 1999, and the results of operations and cash flows for the three-month periods ended December 31, 1999 and 1998. In the opinion of management, the accompanying consolidated unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Landauer as of December 31, 1999 and September 30, 1999, and the results of operations for the three-month periods ended December 31, 1999 and 1998.

      The accounting policies followed by the Company are set forth in Note
1 to the Company's financial statements in the 1999 Landauer Annual Report on Form 10-K, which is incorporated by reference.

      The results of operations for the three-month periods ended December 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

(2)   Cash Dividends
      --------------
      On December 10, 1999, the Company declared a regular quarterly cash dividend in the amount of $.35 per share payable on January 14, 2000, to stockholders of record on December 24, 1999.

      Regular quarterly cash dividends of $.35 per share ($1.40 annually) were declared during fiscal 1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
--------------------------------
      Landauer's cash flow from operating activities for the three months ended December 31, 1999 and 1998 amounted to $3,610,000 and $1,994,000, respectively. Investing activities for the three months ended December 31, 1998 included a $2,319,000 investment in the Brazilian subsidiary. Acquisitions of property, plant and equipment were $750,000 and $1,301,000, respectively for fiscal 2000 and 1999. The Company's financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture.

LANDAUER, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd.)

      During January, 1999, the Company reached a settlement agreement with the State of Illinois regarding its income tax liabilities for fiscal years 1988 through 1994. The amount of tax paid in the settlement was fully reserved.

      The Company has no long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for the balance of fiscal 2000 are expected to amount to approximately $3,100,000, principally for the acquisition of equipment to support the Company's introduction of the Luxel product line, the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

      The Company presently maintains external sources of liquidity in the form of a $5 million line of credit with its bank. In the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments amounted to $9,688,000 and $10,010,000, respectively, as of December 31, 1999 and September 30, 1999, and are included in deferred contract revenue. While these amounts represent more than one-half of current liabilities, such amounts generally do not represent a cash requirement.

Results of Operations
----------------------
      Revenues for the quarter ended December 31, 1999 were 3.9% higher compared with the same quarter a year ago. The increase in revenues was primarily attributable to gains in the Company's traditional radiation dosimetry business. Gross margins for the first fiscal quarter were 63.7% of revenues compared to 65.7% for the same period in fiscal 1999. The decrease in margins was primarily attributable to higher costs associated with the Luxel conversion effort.

      Selling, general and administrative expenses were moderately higher in the current quarter as a percent of revenues at 23.6% compared to 22.0% for the first quarter of fiscal 1999. Additionally, the Company recognized $391,000 of expenses in the quarter related to technologies replaced by Luxel.

As a result, operating income for the first fiscal quarter of 2000 was 36.7% of revenues compared to 43.7% for the same period last year. Income before income taxes was 38.8% of revenues for the quarter just ended compared to 47.0% for the first fiscal quarter of 1999.

      The effective tax rate for the Company during the first quarter of fiscal 2000 was 36.5% compared with 37.5% for the same period last year. Resulting net income of $2,763,000 for the first fiscal quarter of 2000 compared with $3,183,000 reported in fiscal 1999. Diluted income per share for the current quarter was $.32 versus $.36 for the first fiscal quarter of 1999.


Forward-Looking Statements
--------------------------
      Certain matters contained in this report are forward-looking statements, including, without limitation, statements concerning the development and introduction of new technologies, pending accounting announcements and competitive conditions. The word "believe", "expect", "anticipate", and "estimate" and other similar expressions generally identify forward-looking statements. All forward-looking statements contained herein are based largely on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements.


PART II.     OTHER INFORMATION

Item 2.      Legal Proceedings
             -----------------
        Landauer is involved in various legal proceedings but believes that these matters will be resolved without a material effect on its financial position.

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------------
        At its Annual Meeting held on February 2, 2000, the shareholders voted to elect Thomas M. Fulton and Paul B. Rosenberg as directors for three-year terms. Voting for all nominees were 7,218,685 shares (representing 83.3% of total shares outstanding), and votes for 28,433 shares were withheld from all nominees. Continuing as directors are Robert J. Cronin, Gary D. Eppen, Brent
A. Latta, Richard R. Risk and Michael D. Winfield.

        The shareholders voted to reappoint Arthur Andersen LLP as the Company's auditors for the following year, with 7,214,033 shares (83.3% of total shares outstanding) voting for, 14,569 shares against, and 18,516 shares abstaining.

The shareholders also voted to approve incentive compensation plan for executive officers with 6,141,155 shares (70.0% of total shares outstanding) voting for, 354,061 shares against and 661,514 shares abstaining


Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------
        (a)    No exhibits are filed with this report.
        (b) There were no reports on Form 8-K during the quarter for which this report is filed.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                               LANDAUER, INC.
Date:  February 11, 2000
                                                       /s/ James M. O'Connell
                                              -------------------------------
                                                           James M. O'Connell
                                                 Vice President and Treasurer
                                                     (Principal Financial and
                                                          Accounting Officer)