Form 10-Q
period 2000-03-31
LANDAUER INC
filed 2000-05-12
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2000 or


       / / TRANSITION REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition from ___________  to  __________


                            LANDAUER, INC.

            (Exact name of registrant as specified in its charter)

                    Commission File Number  1-9788



          Delaware                                         06-1218089
-----------------------                                     ---------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at May 10, 2000
-------------------------------                   -----------------------------
Common stock, $.10 par value                                 8,660,748

PART I.  FINANCIAL INFORMATION


                       LANDAUER, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets
                                      (000's)

                                      ASSETS
                                      ------
                                             March 31,        Sept. 30,
                                               2000             1999
                                             --------         ---------
                                                            (Derived from
                                            (Unaudited)  audited statements)

Current assets:

Cash and cash equivalents                   $  4,275           $  4,524
Short-term investments                           341                321
Accounts receivable, less allowances of
$348,000 at 3/31/00 and $319,000 at 9/30/99   10,654              9,903
Inventories                                    1,332              1,169
Prepaid expenses                                 219                176
Prepaid income taxes                             794              2,047
Deferred taxes on income                         604                604
                                            --------           --------
Total current assets                          18,219             18,744
                                            --------           --------
Property, plant and equipment, at cost        30,152             28,399
  Less: Accumulated depreciation
  and amortization                            14,854             13,535

Net property, plant and equipment             15,298             14,864

Cost of purchased businesses in excess of
  net assets acquired                          4,131              4,192
Equity in joint venture                        3,404              3,276
Other assets                                   3,566              3,548
                                            --------           --------
                                            $ 44,618           $ 44,624
                                            ========           ========

The accompanying notes are an integral part of these financial statements.

                     LANDAUER, INC. AND SUBSIDIARIES

                   Consolidated Balance Sheets (Cont'd.)
                                  (000's)

                  LIABILITIES AND STOCKHOLDERS' INVESTMENT
                 -----------------------------------------

                                             March 31,        Sept. 30,
                                               2000             1999
                                             --------         ---------
                                                            (Derived from
                                            (Unaudited)  audited statements)
Current liabilities:

Accounts payable                          $      489          $     630
Deferred contract revenue                      9,936             10,010
Dividend payable                               3,031              3,030
Accrued compensation and related costs         1,113              1,214
Accrued pension costs                          1,824              1,637
Accrued expenses                               1,698              1,816
                                           ---------          ---------

Total current liabilities                     18,091             18,337
                                           ---------          ---------
Minority interest in subsidiary                   65                 49

Stockholders' investment:

Preferred stock, $.10 par value per share -
Authorized - 1,000,000 shares
Outstanding - None                                 -                  -
Common stock, $.10 par value per share -
Authorized - 20,000,000 shares
Outstanding - 8,660,748 shares at 3/31/00
  and 8,657,957 shares at 9/30/00                866                866
Premium paid in on common stock                8,752              8,711
Cumulative translation adjustments              (84)              (265)
Retained earnings                             16,928             16,926
                                           ---------          ---------

Total stockholders' investment                26,462             26,238

                                           $  44,618          $  44,624
                                           =========          =========


The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES

                      Consolidated Statements of Income
                       (000's, except per share amounts)
                                   (Unaudited)

                                 Three Months Ended       Six Months Ended
                                  -----------------      ----------------
                                March 31,  March 31,    March 31,  March 31,
                                  2000       1999         2000       1999
                                 ------     ------       ------     ------
Net Revenues                    $ 12,003   $ 11,432     $ 23,330   $ 22,338

Cost and expenses:
Cost of revenues                   4,161      4,103        8,267      7,846
Selling, general and
  administrative                   2,686      2,483        5,355      4,879
Impairment in value of assets        129          -          520          -
                                --------   --------     --------   --------
                                   6,976      6,586       14,142     12,725
                                --------   --------     --------   --------
Operating Income                   5,027      4,846        9,188      9,613

Equity in income of joint venture    175        164          350        370

Other income, net                     49         97          108        247
                                --------   --------     --------   --------
Income before income taxes
and minority interest              5,251      5,107        9,646     10,230

Income taxes                       1,947      1,917        3,552      3,840
                                --------   --------     --------   --------
Income before minority interest    3,304      3,190        6,094      6,390

Minority interest therein             11         22           38         39
                                --------   --------     --------   --------
Net income                     $   3,293  $   3,168    $   6,056  $   6,351
                                ========   ========     ========   ========
Net income per common share:
Basic                          $    0.38  $    0.37    $    0.70  $    0.74
                                ========   ========     ========   ========
Based on average shares
 outstanding                       8,661      8,654        8,651     8,640
                                ========   ========     ========   ========
Diluted                        $    0.38  $    0.37    $    0.70   $   0.73
                                ========   ========     ========   ========

Based on average shares
  outstanding                      8,685      8,728        8,695      8,707
                                ========   ========     ========   ========

The accompanying notes are an integral part of these financial statements.

                         LANDAUER, INC. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows
                                     (000's)
                                   (Unaudited)
                                                Three Months Ended
                                             ------------------------
                                             March 31,        March 31,
                                               2000             1999
                                             --------         ---------

Cash flow from operating activities:
  Net income                                  $6,056             $6,351
  Non-cash expenses, revenues, and gains
     reported in income
     Depreciation and amortization             2,182              1,681
     Equity in income of joint venture         (350)              (370)
     Exercise  of stock options - net             41              (547)
                                            --------           --------
                                               1,873                764
                                            --------           --------
  Net increase in other current assets         (957)              (998)
     Net increase (decrease) in
     current liabilities                       1,022              (856)
     Net increase (decrease)
     due to exchange rates                       180               (34)
     Net increase in net long-term assets      (996)              (876)
                                            --------           --------
                                               (751)            (2,764)
                                            --------           --------
     Net cash generated from
     operating activities                      7,178              4,351

Cash flow from investing activities:
     Disposition of investments                    -              3,986
     Investment in Brazilian subsidiary            -            (3,350)
     Acquisition of property, plant
      and equipment                          (1,753)            (2,492)
                                            --------           --------
     Net cash used by investing activities   (1,753)            (1,856)

Cash flow from financing activities:
     Dividend received from
     foreign affiliate                           400              1,215
     Dividends paid                          (6,054)            (8,856)
                                            --------            -------
     Net cash used by financing activities   (5,654)            (7,641)
                                            --------           --------
Net decrease in cash                           (229)            (5,146)

Opening balance - cash and cash equivalents    4,845              6,501
                                            --------           --------
Ending balance - cash and cash equivalents    $4,616             $1,355
                                            ========           ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                  $2,348             $4,480
                                            ========           ========
Supplemental Disclosure of Non-cash Financing Activity:
  Dividend declared                           $3,031             $    -
                                            ========           ========
The accompanying notes are an integral part of these financial statements.

                        LANDAUER, INC. AND SUBSIDIARIES

          Notes to Consolidated Financial Statements - March 31, 2000

                                  (Unaudited)

(1)  Basis of Presentation
     ----------------------
     The accompanying unaudited condensed financial statements reflect the financial position of Landauer, Inc. and Subsidiaries ("Landauer" or "the Company") as of March 31, 2000 and September 30, 1999, and the consolidated results of operations for the three-month and six-month periods ended March 31, 2000 and 1999 and consolidated cash flows for the six-month periods ended March 31, 2000 and 1999. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Landauer as of March 31, 2000 and September 30, 1999, and the consolidated results of operations for the three-month and six-month periods ended March 31, 2000 and 1999, and cash flows for the six-month periods ended March 31, 2000 and 1999.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1999 Landauer Annual Report on Form 10-K, which is incorporated by reference.

     Certain reclassifications have been made in the statements for comparative purposes. These reclassifications have no effect on the results of operations or financial position.

     The results of operations for the three-month and six-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

(2)  Cash Dividends
     ---------------
     On March 10, 2000, the Company declared a regular quarterly cash dividend in the amount of $ .35 per share payable on April 13, 2000, to stockholders of record on March 24, 2000. On December 10, 1999, the Company declared a regular quarterly cash dividend in the amount of $ .35 per share payable on January 14, 2000, to stockholders of record on December 24, 1999.

     Regular quarterly cash dividends of $ .35 per share ($1.40 annually) were declared during fiscal 1999.

(3)  Comprehensive Income
     --------------------
Comprehensive income is the total of net income and all other nonowner changes in equity. The following table sets forth Company's comprehensive income for the three and six month periods ended March 31, 2000 and 1999:

                      LANDAUER, INC. AND SUBSIDIARIES

       Notes to Consolidated Financial Statements - March 31, 2000 (Cont'd.)
                                                (000's)
                                 Three Month Ended      Six Month Ended
                                     March 31,             March 31,
                                ------------------      --------------
                                 2000         1999       2000       1999
                                ------       ------     ------     ------
Net income                      $ 3,293      $ 3,168    $ 6,056    $ 6,351
Other comprehensive income-
Foreign currency
  translation adjustment             62      (1,196)        180      (829)
                                -------      -------    -------    -------
Comprehensive income            $ 3,355      $ 1,972    $ 6,236    $ 5,522
                                =======      =======    =======    =======


           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital Resources
-------------------------------
       Landauer's cash flow from operating activities for the six months ended March 31, 2000 and 1999 amounted to $7,178,000 and $4,351,000, respectively. Investing activities for the six months ended March 31, 1999 resulted in net maturities of U.S. Treasury securities of $3,986,000. In the first half of 1999, the Company invested $3,350,000 for the acquisition of its Brazilian subsidiary, Sapra-Landauer, Ltda. Acquisitions of property, plant and equipment amounted to $1,753,000 and $2,492,000, respectively for fiscal 2000 and 1999. The Company's financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture.

       During January, 1999, the Company reached a settlement agreement with the State of Illinois regarding its income tax liabilities for fiscal years 1988 through 1994. The amount of tax paid in the settlement was fully reserved.

       The Company has no long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for the balance of fiscal 2000 are expected to amount to approximately $3,500,000 principally for the acquisition of equipment to support the Company's introduction of the Luxel product line, the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

       The Company presently maintains external sources of liquidity in the form of a $5 million line of credit with its bank. In the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

        Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (Cont'd.)

       Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments amounted to $9,936,000 and $10,010,000, respectively, as of March 31, 2000 and September 30, 1999, and are included in deferred contract revenue. While these amounts represent more than one-half of current liabilities, such amounts generally do not represent a cash requirement.

Results of Operations
---------------------
       Revenues for the quarter ended March 31, 2000 were 5% higher compared with the same quarter a year ago. The increase in revenues was primarily attributable to gains in the Company's traditional radiation dosimetry business. Gross margins were 65.3% of revenues for the second quarter of fiscal 2000 versus 64.1% for the same period in 1999. The increase in margin was primarily associated with Year 2000 remediation efforts and Luxel start-up costs, both which were incurred in 1999 and are accounted for as a cost of revenue.

       Selling, general and administrative expenses were slightly higher in the second quarter as a percent of revenues at 22.4% versus 21.7% for the second quarter of fiscal 1999. Earnings for the quarter just completed were impacted by the final portion of the non-cash asset impairment charge in the amount of $129,000 related to the Company's discontinuation of older radiation measurement technologies. As a result, operating income for the second quarter of 2000 was 41.9% of revenues compared to 42.4% for the same period last year. Income before taxes and minority interest was 43.7% of the revenues for the quarter just ended compared to 44.7% for the second fiscal quarter of 1999.

       The effective tax rate for the Company during the second quarter of fiscal 2000 was 37.1% compared with 37.5% for the second quarter of fiscal 1999. Resulting net income of $3,293,000 for the second fiscal quarter of 2000 compared with $3,168,000 reported in fiscal 1999. Diluted income per share for the current quarter was $ .38 versus $ .37 for fiscal 1999.

       Revenues for the six months ended March 31, 2000, were 4.4% higher compared with the first six months of fiscal 1999. The increase in revenues was attributable to gains in the Company's traditional radiation dosimetry business. Gross margins for the first half of fiscal 2000 were 64.6% of revenues are consistent with 64.9% a year ago.

       Selling, general, and administrative expenses were 23.0% of revenues for the first half of fiscal 2000 compared to 21.8% for the first half of fiscal 1999. Year-to-date earnings have been impacted by $520,000 of the asset impairment charges. Operating income (without the asset impairment charge) for the first half of fiscal 2000 was 41.6% of revenues compared with 43.0% for the same period last year. Income before income taxes and minority interest was 41.3% of revenues for the six months just ended compared to 45.8% of revenues for the same period in fiscal 1999.

         Management's Discussion and Analysis of Financial Condition
                       and Results of Operations (Cont'd.)

       The effective tax rate for the Company during the first half of fiscal 2000 was 36.8% compared with 37.5% a year ago. Resulting net income of $6,056,000 for the first six months of 2000 included $520,000 of asset impairment charges and thus was slightly lower than $6,351,000 reported in fiscal 1999. Diluted income per share for the first half of fiscal 2000 was $ .70, compared to $ .73 in the first fiscal half of 1999.


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

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------
         At its Annual Meeting held on February 2, 2000, the shareholders voted to elect Thomas M. Fulton and Paul B. Rosenberg as directors for three-year terms. Voting for all nominees were 7,218,685 shares (representing 83.3% of total shares outstanding), and votes for 28,433 shares were withheld from all nominees. Continuing as directors are Robert
J. Cronin, Gary D. Eppen, Brent A. Latta, Richard R. Risk and Michael D.
Winfield.

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

                                                               LANDAUER, INC.
Date: May 10, 2000
                                                       /s/ James M. O'Connell
                                                -----------------------------
                                                           James M. O'Connell
                                                 Vice President and Treasurer
                                                     (Principal Financial and
                                                          Accounting Officer)