Form 10-Q
period 2000-06-30
LANDAUER INC
filed 2000-08-14
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                              FORM 10-Q

/X/ QUARTERLY REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2000 or
                                     -------------
      / / TRANSITION REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition from                 to
                               -------------         ------------
      Commission File Number  1-9788

                             LANDAUER, INC.
          ---------------------------------------------------
             (name of registrant as specified in its charter)


             Delaware                                        06-1218089
  -------------------------------                      ----------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                 -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                        Outstanding at August 1, 2000
----------------------------            -----------------------------
Common stock, $.10 par value                      8,660,748



PART I.      FINANCIAL INFORMATION


                     LANDAUER, INC. AND SUBSIDIARIES

                       Consolidated Balance Sheets
                                 (000's)

                                 ASSETS
                                -------
                                           June 30,             Sept. 30,
                                             2000                 1999
                                           --------             --------
                                                              (Derived from
                                                                audited
                                          (Unaudited)          statements)

Current assets:

Cash and cash equivalents                 $   4,458            $   4,524
Short-term investments                          341                  321
Accounts receivable, less allowances of
$373,000 at 6/30/00 and $319,000 at 9/30/00  11,498                9,903
Inventories                                   1,517                1,169
Prepaid expenses                                315                  176
Prepaid income taxes                            241                2,047
Deferred taxes on income                        604                  604
                                         ----------           ----------

Total current assets                         18,974               18,744

Property, plant and equipment, at cost       30,852               28,399
Less: Accumulated depreciation
and amortization                             15,399               13,535
                                         ----------           ----------

Net property, plant and equipment            15,453               14,864

Cost of purchased businesses in excess of
net assets acquired                           4,082                4,192
Equity in joint venture                       3,382                3,276
Other assets                                  3,849                3,548
                                         ----------           ----------

                                           $ 45,740             $ 44,624
                                         ==========           ==========

The accompanying notes are an integral part of these financial statements.

                        LANDAUER, INC. AND SUBSIDIARIES

                      Consolidated Balance Sheets (Cont'd.)
                                     (000's)

                     LIABILITIES AND STOCKHOLDERS' INVESTMENT
                    -----------------------------------------

                                         June 30,            Sept. 30,
                                           2000                1999
                                                           (Derived from
                                                              audited
                                        (Unaudited)         statements)
Current liabilities:

Accounts payable                         $      656         $      630
Deferred contract revenue                    10,671             10,010
Dividend payable                              3,031              3,030
Accrued compensation and related costs        1,256              1,214
Accrued pension costs                         1,417              1,637
Other accrued expenses                        1,994              1,816
                                         ----------         ----------

Total current liabilities                    19,025             18,337
                                         ----------         ----------

Minority Interest in Subsidiary                  75                 49
                                         ----------         ----------

Stockholders' investment:

Preferred stock, $.10 par value per share -
Authorized - 1,000,000 shares
Outstanding - None
Common stock, $.10 par value per share -
Authorized - 20,000,000 shares
Outstanding - 8,660,748 shares at 6-30-00
and 8,657,957 shares at 9-30-99                 866                866
Premium paid in on common stock               8,752              8,711
Cumulative translation adjustments            (189)              (265)
Retained earnings                            17,211             16,926
                                         ----------         ----------

Total stockholders' investment               26,640             26,238
                                         ----------         ----------

                                           $ 45,740           $ 44,624
                                         ==========         ==========
The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES

                      Consolidated Statements of Income
                        (000's, except per share amounts)
                                (Unaudited)

                                Three Months Ended   Nine Months Ended
                                -------------------   ----------------
                           June 30,        June 30,   June 30,    June 30,
                             2000            1999       2000        1999
                             -----           -----      -----       -----

Net Revenues               $ 11,598      $ 10,684     $ 34,928   $ 33,022
Cost and expenses:
Cost of revenues              4,401         4,118       12,669     11,965
Selling, general and
administrative                2,132         2,489        7,486      7,367
Impairment in value
of assets                         -         2,679          520      2,679
                           --------      --------     --------   --------

                              6,533         9,286       20,675     22,011
                           --------      --------     --------   --------

Operating Income              5,065         1,398       14,253     11,011

Other income, net               215           195          673        812
                           --------      --------     --------   --------

Income before income taxes
and minority interest         5,280         1,593       14,926     11,823

Income taxes                  1,956           965        5,508      4,805
                           --------      --------     --------   --------

Income before
minority interest             3,324           628        9,418      7,018

Minority interest therein         9            23           47         62
                           --------      --------     --------   --------

Net income                 $  3,315      $    605     $  9,371  $   6,956
                           ========      ========     ========   ========

Net income per common share:
Basic                      $   0.38        $   0.06     $   1.08   $   0.80
                            ========       ========     ========   ========

 Based on average shares
 outstanding                  8,661           8,658        8,660      8,645
                           ========        ========     ========   ========

Diluted                    $   0.38        $   0.06     $   1.08   $   0.80
                          =========        ========     ========   ========
Based on average shares
outstanding                   8,685           8,715       8,691       8,710
                           ========        ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                            LANDAUER, INC. AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows
                                          (000's)
                                       (Unaudited)

                                                     Nine Months Ended
                                                 -------------------------

                                                  June 30,        June 30,
                                                    2000            1999
                                                   ------          ------

Cash flow from operating activities:
Net income                                       $   9,371       $   6,956
Non-cash expenses, revenues, and gains
reported in income
Depreciation and amortization                        2,979           4,522
Equity in income of joint venture                    (507)           (500)
Exercise of stock options - net                         41           (603)
                                                     2,513           3,419
                                                  --------        --------

Net increase (decrease) in other
current assets                                     (2,102)             871
Net increase (decrease) in
current liabilities                                  2,519           (233)
Net increase (decrease) due
to exchange rates                                       75            (38)
Net increase in net long-term assets               (1,304)         (1,004)
                                                     (812)           (404)
Net cash generated from
operating activities                                11,072           9,971

Cash flow from investing activities:
Disposition of investments                               -           1,988
Investment in Brazilian subsidiary                       -         (3,350)
Acquisition of property,
plant and equipment                                (2,453)         (3,852)
                                                ----------      ----------
Net cash used by investing activities              (2,453)         (5,214)

Cash flow from financing activities:
Dividend received from foreign affiliate               400           1,215
Dividends paid                                     (9,085)         (8,856)
Net cash used by financing activities              (8,685)         (7,641)
                                                  --------        --------

Net decrease in cash                                  (66)         (2,884)

Opening balance - cash and cash equivalents          4,524           6,501
                                                  --------        --------

Ending balance - cash and cash equivalents       $   4,458       $   3,617
                                                  ========        ========

Supplemental Disclosure of Cash Flow Information:

Cash paid for income taxes                       $   3,792       $   6,106
                                                  ========        ========

Supplemental Disclosure of Non-cash Financing Activity:

Dividend declared                                $   3,031       $   3,029
                                                  ========        ========
The accompanying notes are an integral part of these financial statements.

                           LANDAUER, INC. AND SUBSIDIARIES

                      Notes to Financial Statements - June 30, 2000

(Unaudited)

(1)   Basis of Presentation
      ---------------------
      The accompanying unaudited condensed financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or "the Company") as of June 30, 2000 and September 30, 1999, and the consolidated results of operations and consolidated cash flows for the three-month and nine-month periods ended June 30, 2000 and 1999. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Landauer as of June 30, 2000 and September 30, 1999, and the consolidated results of operations for the three-month and nine-month periods ended June 30, 2000 and 1999, and consolidated cash flows for the nine-month periods ended June 30, 2000 and 1999.

      The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1999 Landauer Annual Report on Form 10-K, which is incorporated by reference.

      Certain reclassifications have been made in the statements for comparative purposes. These reclassifications have no effect on the results of operation or financial position.

      The results of operations for the three-month and nine-month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

(2)   Cash Dividends
      --------------
      On June 9, 2000, the Company declared a regular quarterly cash dividend in the amount of $.35 per share payable on July 13, 2000, to stockholders of record on June 30, 2000. On March 10, 2000, the Company declared a regular quarterly cash dividend in the amount of $.35 per share payable on April 13, 2000, to stockholders of record on March 24, 2000. On December 10, 1999, the Company declared a regular quarterly cash dividend in the amount of $.35 per share payable on January 14, 2000, to stockholders of record on December 24, 1999.

      Regular quarterly cash dividends of $.35 per share ($1.40 annually) were declared during fiscal 1999.

(3)   Comprehensive Income
      --------------------
Comprehensive income is the total of net income and all other nonowner changes in equity. The following table sets forth Company's comprehensive income for the three and nine month periods ended June 30, 2000 and 1999:
                             Three Month Ended   Nine Month Ended
                                 June 30,            June 31,
                             ----------------    ----------------
                               2000       1999    2000      1999
                               ----       ----    ----      ----

Net income                   $ 3,315     $ 605   $ 9,371   $ 6,956
Other comprehensive income-
Foreign currency
  translation adjustment       (105)        19        75     (810)
                             -------   -------   -------   -------
Comprehensive income         $ 3,210     $ 624   $ 9,446   $ 6,146
                             =======   =======   =======   =======

Liquidity and Capital Resources
-------------------------------
      Landauer's cash flow from operating activities for the nine months ended June 30, 2000 and 1999 amounted to $11,072,000 and $9,971,000, respectively. Investing activities for the nine months ended June 30, 1999 resulted in net maturities of U.S. Treasury securities of $1,988,000. In the first half of 1999, the Company invested $3,350,000 for the acquisition of its Brazilian subsidiary, Sapra-Landauer, Ltda. Acquisitions of property, plant and equipment amounted to $2,453,000 and $3,852,000, respectively for fiscal 2000 and 1999. The Company's financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture.

      The Company has no long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for the balance of fiscal 2000 are expected to amount to approximately $1,700,000 principally for the acquisition of equipment to support the Company's introduction of the Luxel product line, the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

      The Company presently maintains external sources of liquidity in the form of a $5 million line of credit with its bank. In the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments amounted to $10,671,000 and $10,010,000, respectively, as of June 30, 2000 and September 30, 1999, and are included in deferred contract revenue. While these amounts represent more than one-half of current liabilities, such amounts generally do not represent a cash requirement.

Results of Operations
---------------------
      Revenues for the quarter ended June 30, 2000 were 8.6% higher compared with the same quarter a year ago. The increase in revenues was primarily attributable to gains in the Company's traditional radiation dosimetry business. Gross margins were 62.0% of revenues for the third quarter of fiscal 2000 versus 61.5% for the same period in 1999. The increase in margin was primarily associated with Year 2000 remediation efforts and Luxel start-up costs, both which were incurred in 1999 and are accounted for as a cost of revenue.

      Selling, general and administrative expenses decreased significantly in the third quarter as a percent of revenues at 18.4% versus 48.4% for the third quarter of fiscal 1999. Earnings for the quarter included a one-time $500,000 technology cost reimbursement from our 50%-owned Japanese subsidiary, Nagase-Landauer. The payment reimburses a portion of costs incurred by the parent company in developing and implementing the Luxel technology. The impact of the cost reimbursement to Landauer's third quarter earnings is partially mitigated by the parent company's recognition of earnings from the Japanese joint ventures, which reflect the expense of the cost reimbursement.

      Earnings for the third quarter of fiscal 1999 were impacted by the non-cash asset impairment charge in the amount of $2,679,000 related to the Company's discontinuation of older radiation measurement technologies. Absent the technology cost reimbursement and non-cash impairment charge, selling and general expenses were 22.7% of revenues for the third quarter vs. 23.3% of revenues for the third quarter of fiscal 1999.

      Operating income for the third quarter of 2000 was 43.7% of revenues compared to 13.1% for the same period last year. Income before taxes and minority interest was 45.5% of the revenues for the quarter just ended compared to 14.9% for the second fiscal quarter of 1999.

      The effective tax rate for the Company during the third quarter of fiscal 2000 was 37.0% compared with 60.6% for the third quarter of fiscal 1999. The effective tax rate for the third quarter of fiscal 1999 was unusually high due to the non-deductibility of certain intangible assets that were included with the impairment charge. Resulting net income of $3,315,000 for the third fiscal quarter of 2000 was significantly higher than the $605,000 reported in fiscal 1999. Diluted income per share for the current quarter was $ .38 versus $ .06 for fiscal 1999.

      Revenues for the nine months ended June 30, 2000, were 5.8% higher compared with the first nine months of fiscal 1999. The increase in revenues was attributable to gains in the Company's traditional radiation dosimetry business. Gross margins for the first nine months of fiscal 2000 were 63.7% of revenues and are consistent with 63.8% a year ago.

Selling, general, and administrative expenses were 22.9% of revenues for the first nine months of fiscal 2000 compared to 30.4% for the first nine months of fiscal 1999. Year-to-date earnings include $520,000 of the asset impairment charge which is effectively offset by the technology cost reimbursement. Fiscal 1999 earnings were impacted by $2,679,000 of the asset impairment charge. Operating income (without the asset impairment charge and technology cost reimbursement) for the first nine months of fiscal 2000 was 40.9% of revenues compared with 41.5% for the same period last year. Income before income taxes and minority interest was 42.7% of revenues for the nine months just ended compared to 35.8% of revenues for the same period in fiscal 1999.

      The effective tax rate for the Company during the first nine months of fiscal 2000 was 36.9% compared with 40.6% a year ago. Resulting net income of $9,371,000 for the first nine months of 2000 is substantially ahead of the prior year due to the increased asset impairment cost recognized in the prior year, the technology cost reimbursement and the realization of productivity gains in operating income. Diluted income per share for the first nine months of fiscal 2000 was $ 1.08, compared to $ .80 in the first nine months of 1999.

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

                                                         LANDAUER, INC.
Date: August 11, 2000
                                                   /s/ James M. O'Connell
                                              ----------------------------
                                                         James M. O'Connell
                                               Vice President and Treasurer
                                                   (Principal Financial and
                                                        Accounting Officer)