Form 10-K
period 2000-09-30
LANDAUER INC
filed 2000-12-28
CIK 825410

SECURITIES AND EXCHANGE COMMISSION                      FORM 10-K
WASHINGTON, DC 20549



                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the fiscal year ended September 30, 2000


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



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes [ X ]  No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of December 8, 2000, 8,660,748 common shares were outstanding, and the aggregate market value of the voting and non-voting common equities (based upon the closing price on the American Stock Exchange) held by non-affiliates was approximately $156,000,000.

      Certain portions of the registrant's definitive Proxy Statement in connection with the February 7, 2001 Annual meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

INDEX


Item                                                                  Page
--------------------------------------------------------------------------

PART I

1.    Business
            General Description                                          3
            Marketing and Sales                                          3
            Patents                                                      4
            Raw Materials                                                4
            Competition                                                  4
            Research and Development                                     5
            Environmental Regulations                                    5
            Employees and Labor Relations                                5

2.    Properties                                                         5

3.    Legal Proceedings                                                  5

4.    Submission of Matters to a Vote of Security Holders                5

4-A.  Executive Officers of the Registrant                               6

PART II

5.    Market for Registrant's Common Stock and
      Related Stockholder Matters                                        6

6.    Selected Financial Data                                            6

7.    Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                          7

8.    Consolidated Financial Statements and Supplementary Data
            Consolidated Balance Sheets                                 10
            Consolidated Statements of Income                           12
            Consolidated Statements of Stockholders' Investment
              and Comprehensive Income                                  13
            Consolidated Statements of Cash Flows                       15
            Notes to Consolidated Financial Statements                  16
            Report of Independent Public Accountants                    26

9.    Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosure                             27

PART III

10.   Directors and Executive Officers of the Registrant                27

11.   Executive Compensation                                            27

12.   Security Ownership of Certain Beneficial Owners
        and Management                                                  27

13.   Certain Relationships and Related Transactions                    27

PART IV

14.   Exhibits, Financial Statement Schedules,
        and Reports on Form 8-K
            Financial Statements                                        27
            Financial Statement Schedules                               27
            List of Exhibits                                            27
            Reports on Form 8-K                                         28
            Signatures of Registrant and Directors                      29

                                    PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION

      Landauer, Inc. is a Delaware corporation organized on December 22, 1987 to carry on the radiation monitoring business previously established by Tech/Ops, Inc. (Tech/Ops). On February 6, 1991, the Company changed its name from Tech/Ops Landauer, Inc. to Landauer, Inc.

      The Company offers a service for measuring, primarily through optically stimulated luminescent badges worn by client personnel, the dosages of x-ray, gamma radiation and other penetrating ionizing radiations to which the wearer has been exposed. This technology is marketed under the tradename, Luxel<registered trademark>. While most of the Company's revenues are domestic, these services are also marketed in the United Kingdom and Canada. As of October 1, 1998, the Company acquired a 75% interest in SAPRA-Landauer, Ltd., which provides radiation dosimetry ser-vices in Brazil. As of December 28, 1998, SAPRA-Landauer acquired the radiation dosimetry service business formerly conducted by REM in Sao Paulo, Brazil. During July, 1999, the government approved the Company's joint venture agreement with China National Nuclear Corporation to form Beijing-Landauer, Ltd., which will provide radiation monitoring services in China. Landauer, Inc. owns a 70% interest in the venture.

      Landauer's activities also include the operations of Nagase-Landauer, Ltd., a 50%-owned joint-venture in Japan, involved in radiation monitoring in that country.

      Landauer's operations include services for detecting radon gas. At present, this service makes up a small part of revenues.

      Landauer's wholly-owned subsidiary, HomeBuyer's Preferred, Inc., offers a radon monitoring service and, when necessary, remediation to purchasers of personal residences. The service is targeted to corporate employee relocation programs which have generally regarded radon as a serious environmental hazard.

      Landauer operates a crystal manufacturing facility in Stillwater, Oklahoma which it acquired In an asset purchase in August, 1998.

      The Company's shares are listed on the American Stock Exchange. As of September 30, 2000, there were 8,660,748 shares outstanding.

      As used herein, the "Company" or "Landauer" refers to Landauer, inc. and its subsidiaries.

MARKETING AND SALES

      Landauer' s dosimetry services are marketed primarily by full-time Company personnel located in Illinois, California, Michigan, Connecticut, Georgia, Texas, the United Kingdom. The Company's services are marketed through ventures in Japan, Brazil and China, In addition, U.S. sales personnel market these services in Canada. Other firms and individuals market the Company's services on a commission basis, primarily to small customers.

      Worldwide, the Company and its affiliates serve more than 55,000 customers representing more than 1.2 million individuals. Typically, a client will contract for a year's service in advance, representing monthly, bi-monthly or quarterly badges, readings, and reports. Sales are made principally on a subscription basis and deferred contract revenue as shown on the consolidated balance sheet represents advance payment for services to be rendered. At September 30, 2000 and 1999, deferred contract revenue was $10,346,000 and $10,010,000, respectively.

      Radon gas detection kits are marketed primarily to institutional customers and government agencies.

      The HomeBuyer's Preferred Radon Protection Plan service agreement is marketed to companies and to their corporate relocation service providers for the benefit of purchasers of residences incident to transfers of personnel.

PATENTS

      The Company holds exclusive world-wide licenses to patent rights for certain technologies which measure and image radiation exposure to crystalline materials when stimulated with light. These licenses were acquired by the Company horn Battelle Memorial institute and Oklahoma State University as part of collaborative efforts to develop and commercialize a new generation of radiation dosimetry technology. These licenses expire from the years 2011 through 2015.

      At this time the Company is using the optically stimulated luminescent (OSL) technology to provide dosimetry services to essentially all of its domestic customers and is in the process of converting most of its international customers. These licenses and systems represent an important proprietary component of the OSL commercial service known as Luxel<registered trademark>.

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

      With the exception of Japan, the United Kingdom, and Brazil, radiation monitoring activities in many foreign countries are generally conducted by government agencies. The Japanese market is served by the Company through its 50%-owned joint venture, Nagase-Landauer. ltd. Customers in the United Kingdom are served by the Company's facility in Oxford. In early 1995, the Company began offering radiation monitoring services to customers in Canada following approval of the Company's devices by Canadian authorities. Customers in Brazil are served through the Company's joint venture, SAPRA-Landauer, Ltd. The Company will begin offer-ing service to customers in China during fiscal 2001.

      In the United States, most government agencies, such as the Department of Energy and Department of Defense, have their own in-house radiation monitoring services. Additional~y, many large private nuclear power plants also have their own in-house radiation monitoring services. The Company competes on the basis of advanced technologies, competent execution of these technologies, the quality and reliability of its services, and its prompt and responsive performance.

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

RESEARCH AND DEVELOPMENT

      The Company's technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. The development of OSL dosimetry, announced in 1994, was funded by the Company in its collaborative effort with Battelle Memorial Institute and Oklahoma State University. The Company com-mercialized this technology over the past three years and has converted most of its customers to the new technology.

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

EMPLOYEES AND LABOR RELATIONS

      As of September 30, 2000, the Company employed approximately 300 full-time employees. Landauer believes its relations with its employees are good.


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


ITEM 3.  LEGAL PROCEEDINGS

      Landauer is involved in various legal proceedings but believes that these matters will be resolved without a material effect on its liquidity, results of operations, or financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company are as follows:

NAME OF OFFICER          AGE         POSITION

Brent A. Latta           57          President and Chief Executive
                                     Officer

James J. O'Connell       53          Vice President, Finance,
                                     Treasurer, Secretary, and
                                     Chief Financial Officer

R. Craig Yoder           48          Vice President - Operations

Joseph M. Zlotnicki      44          Vice President - International

      Mr. Latta, Mr. O'Connell, and Dr. Yoder are elected to their positions on September 18, 1998, November 7, 1990, and February 2, 1994, respectively. Mr. Latta, who joined the Company in April, 1987 as Vice President, had for more than five years previously been Vice President, Marketing of Sherwood Medical Company, a manufacturer and distributor of medical products. Mr. O'Connell, prior to joining the Company in September, 1990, served in various financial capacities in the telecommunications, manufacturing and financial services industries. Dr. Yoder was elected to his position after serving as the Company's Technology Manager since 1983. Prior to this he was a member of the senior technical staff at Pennsylvania Power and Light, and at Battelle Pacific Northwest Laboratory. Mr. Zlotnicki was elected to his position in 2000 and has served Landauer for ten years, most recently as Manager of Corporate Development. Prior to joining Landauer, Mr. Zlotnicki worked ten years for Amersham International.

      There are no family relationships between any director or executive officer and any other director or executive officer of the Company.



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
      RELATED STOCKHOLDER MATTERS

      The Company's Common Stock has been traded on the American Stock Exchange since 1988. A summary of market prices of the Company's Common Stock is set forth in the table on page 30 of this Annual Report on Form 10-K. On December 8, 2000, there were approximately 600 shareholders of record. The Company believes that there are approximately 2,000 beneficial owners of its common stock. there were no sales of unregistered securities during fiscal 2000.

      The Company has paid regular quarterly cash dividends since January, 1990. the Company has also paid special cash dividends in 1990 and 1992.
A summary of cash dividends paid for the last two years is set forth in the table on page 30 of this Annual Report on Form 10-K.


ITEM 6.  SELECTED FINANCIAL DATA

      A summary of selected financial data for the last six years is set forth in the inside front cover of the Company's Annual Report to Stockholders accompanying this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

      Net revenues for fiscal 2000 were $47,174,000 an increase of $3,374,000, or 7.7%, over fiscal 1999. The growth in revenues resulted from pricing for domestic personnel dosimetry services, gains in volume for ancillary products and services and international growth.

      Cost of sales as a percentage of net revenues was 35.9% in fiscal 2000 and is comparable to 36.0% a year ago.

      Selling, general and administrative expenses for fiscal 2000 increased $80,000, or 0.8%, compared with fiscal 1999. The Company recognized a non-cash charge of $520,000 and $2,957,000 in fiscal 2000 and 1999, respectively, related to an impairment of value of assets related to the Company's older radiation technologies and the radon measurement business. in addition, during fiscal 2000 the Company received a one-time $500,000 technology cost reimbursement from its 50%-owned Japanese subsidiary, Nagase-Landauer. The payment reimburses a portion of costs incurred by the parent company in developing and implementing the Luxel technology Absent the non-cash charges and the technology reimbursement, operating expenses rose $580,000, or 5.6% as a result of the increased labor and benefit costs associated with marketing and administrative support.

      Other income for fiscal 2000 decreased to $999,000 from $1,122,000 in fiscal 1999, primarily as a result of lower interest income. Equity earn-ings from the 50%-owned joint-venture, Nagase-Landauer, were $759,000 in fiscal 2000 and $748,000 in fiscal 1999.

      Income tax expense for fiscal 2000 was $7,519,000 compared with $6,325,000 in fiscal 1999. The effective tax rate was 37.0% for fiscal 2000 and 39.8% for 1999; the lower effective rate resulted from the non-deductibility of the write-down of goodwill, part of the special charge in 1999.

      As a result, net income for fiscal 2000 increased $3,273,000, or 34.5%, to $12,762,000. Diluted income per share increased from $1.09 in fiscal 1999 to $1.47 in fiscal 2000. Absent the non-cash charges, diluted income per share increased from $1.34 to $1.51 in fiscal 2000.

      Certain reclassifications have been made in the financial statements for comparative purposes. These reclassifications have no effect on the results of operation or financial position.

FISCAL 1999 COMPARED TO FISCAL 1998

      Net revenues for fiscal 1999 were $43,800,000 an increase of $1,108,000, or 2.6%, over fiscal 1998. The modest growth in revenues resulted from pricing for personnel dosimetry services.

      Cost of sales as a percentage of net revenues increased to 36.0% in fiscal 1999 compared with 31.4% in fiscal 1998 and reflects higher costs for the introduction of Luxel and Year 2000 remediation costs.

      Selling, general and administrative expenses for fiscal 1999 decreased $264,000, or 2.5%, compared with fiscal 1998. The Company also recognized a non-cash charge of $2,957,000 related to an impairment in value of assets related to the Company's older radiation measurement tech-nologies and the radon measurement business.

      Other income for fiscal 1999 decreased to $1,122,000 from $1,429,000 in fiscal 1998, primarily as a result of lower interest income.

      Income tax expense for fiscal 1999 was $6,325,000 compared with $7,402,000 in fiscal 1998. The effective tax rate was 39.8% for fiscal 1999 and 36.7% for 1998; the higher effective rate resulted from the non-deductibility of the write-down of goodwill, part of the special charge in 1999.

      As a result, net income for fiscal 1999 decreased $3,270,000, or 26%, to $9,489,000. Diluted income per share decreased from $1.47 in fiscal 1998 to $1.09 in fiscal 1999.

FOURTH QUARTER RESULTS OF OPERATIONS

      Revenues in the fourth quarter of fiscal 2000 were 13.6% higher than reported in the same period in fiscal 1999. Fourth quarter revenues included higher pricing, as well as revenue growth from our international ventures and ancillary products and services. Net income for the quarter of $3,392,000 represented a 34% increase compared with the same period in 1999. Diluted income per share for the fourth quarters of 2000 and 1999 was $.39 and $.29, respectively; fiscal 1999 results include a $.03 non-cash charge relating to the asset impairment.

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

      Net dispositions of U.S. treasury securities amounted to $4,663,000 in 1999. Investing activities were limited to acquisitions of property, plant and equipment (including amortizable dosimetry device components) and amounted to $3,799,000 and $6,598,000, respectively, in fiscal 2000 and 1999. In September, 2000, the Company invested $2,550,000 to acquire certain assets of the Eberline Analytical Corporation; and, in 1999, the Company invested $3,363,000 for its acquisition of SAPRA-Landauer and the REM dosimetry service in Brazil. Cash paid for income taxes was $5,302,000 in 2000 and $8,046,000 in fiscal 1999; fiscal 1999 included a settlement with the Illinois Department of Revenue.

      At September 30, 2000, the Company had no significant long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for fiscal 2001 are expected to amount to $4,800,000, principally for equipment and software development. The Company anticipates that funds for these capital improvements will be provided from operations.

      The Company presently maintains bank lines of credit totalling $5,000,000. In the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

      Landauer requires limited working capital for its operations since many of its customers pay for annual services in advance. Such advance payments amounted to $10,346,000 and $10,010,000, respectively, as of September 30, 2000 and 1999, and are included in deferred contract revenue. While these amounts represent approximately one-half of current liabilities, such amounts generally do not represent a cash requirement.

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

      The Company has completed remediation, installation and compliance testing of all of its mission critical software systems. Where software systems replacement was required, the systems been installed. Non-information technology systems software have been remediated or replaced by the individual users of such systems. The Company has experienced no significant adverse consequences as a result of year 2000 compliance issues.

      The computer hardware phase was completed with the installation of mainframe, network, and peripheral equipment and related operating systems. Many of these installations were scheduled for replacement or addition without regard to the year 2000 compliance issue. Mainframe or network hardware systems have been replaced or modified, as have non-technology hardware systems or components.

      The Company estimates that the total cost of remediation and replacement of its non-compliant systems will amount to $2,069,000. For the years ended September 30, 2000, 1999 and 1998, the amount of such expense charged to operations was $170,000, $708,000, and $337,000, respectively. The total estimated cost of compliance expenditures for systems treated as a capital expenditure is $606,000 and is included in the above estimates.

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

ITEM 8.              CONSOLIDATED FINANCIAL STATEMENTS AND
                              SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS
                        LANDAUER, INC. AND SUBSIDIARIES



                                                      (Dollars in Thousands)
--------------------------------------------------------------------------
As of September 30,                            Notes      2000        1999
--------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                        1   $  3,001    $  4,524
  Short-term investments                           1        475         321
  Receivables, net of allowance for doubtful
    accounts of $385,000 in 2000 and
    $319,000 in 1999                                     10,734       9,903
  Inventories                                      1      1,587       1,169
  Prepaid expenses                                          308         176
  Prepaid income taxes                                      849       2,047
  Deferred taxes on income                         6      --            604
--------------------------------------------------------------------------
Total current assets                                     16,954      18,744
--------------------------------------------------------------------------

Property, plant and equipment, at cost:            1
  Land and improvements                                     538         538
  Buildings and improvements                              3,469       3,444
  Equipment                                              28,191      24,417
--------------------------------------------------------------------------
                                                         32,198      28,399
  Less:  accumulated depreciation
    and amortization                                     16,161      13,535
--------------------------------------------------------------------------
Net property, plant and equipment                        16,037      14,864
--------------------------------------------------------------------------

Cost of purchased businesses in excess
  of net assets acquired                       1 & 4      4,021       4,192
Equity in joint venture                            3      3,550       3,276
Other assets                                       5      6,499       3,548
--------------------------------------------------------------------------

TOTAL ASSETS                                           $ 47,061    $ 44,624
==========================================================================

                     CONSOLIDATED FINANCIAL STATEMENTS AND
                              SUPPLEMENTARY DATA

                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                        LANDAUER, INC. AND SUBSIDIARIES



                                                      (Dollars in Thousands)
--------------------------------------------------------------------------
As of September 30,                            Notes      2000        1999
--------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable                                     $    966    $    630
  Dividends payable                                       3,031       3,030
  Deferred contract revenue                              10,346      10,010
  Accrued compensation and related costs                  1,792       1,214
  Accrued pension costs                            9      1,531       1,637
  Accrued taxes on income                      1 & 6        535       --
  Other accrued expenses                                  1,991       1,816
--------------------------------------------------------------------------
Total current liabilities                                20,192      18,337
--------------------------------------------------------------------------

Minority interest                                            51          49

Commitments and contingencies                 7 & 10

STOCKHOLDERS' INVESTMENT                      8 & 11
  Preferred stock                                         --          --
  Common stock                                              866         866
  Premium paid in on common stock                         8,752       8,711
  Cumulative translation adjustments                       (372)       (265)
  Retained earnings                                      17,572      16,926
--------------------------------------------------------------------------
Total stockholders' investment                           26,818      26,238
--------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENTS        $ 47,061    $ 44,624
==========================================================================


























The accompanying notes are an integral part of these financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                        LANDAUER, INC. AND SUBSIDIARIES



                                    (Dollars in thousands, except per share)
--------------------------------------------------------------------------
For the years ended
September 30,                      Notes      2000        1999        1998
--------------------------------------------------------------------------

Net revenues                               $ 47,174    $ 43,800    $ 42,692
--------------------------------------------------------------------------

Costs and expenses
  Cost of sales                              16,959      15,788      13,397
  Selling, general,
    and administrative                 1     10,379      10,299      10,563
  Impairment in value of assets       12        520       2,957       --
--------------------------------------------------------------------------
                                             27,858      29,044      23,960
--------------------------------------------------------------------------

Operating income                             19,316      14,756      18,732
Equity in income of joint venture      3        759         748         653
Other income                                    240         374         776
--------------------------------------------------------------------------
Income before taxes                          20,315      15,878      20,161
Income taxes                       1 & 6     (7,519)     (6,325)     (7,402)
--------------------------------------------------------------------------

Income before minority interest            $ 12,796    $  9,553    $ 12,759
Minority interest                               (34)        (64)      --
--------------------------------------------------------------------------
Net income                                 $ 12,762    $  9,489    $ 12,759
==========================================================================

Net income per share:                  2
  Basic                                    $   1.47    $   1.10    $   1.49

  Diluted                                  $   1.47    $   1.09    $   1.47
==========================================================================

























The accompanying notes are an integral part of these financial statements.

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                                               AND COMPREHENSIVE INCOME

                                            LANDAUER, INC. AND SUBSIDIARIES

                                                                                            (Dollars in thousands)
----------------------------------------------------------------------------------------------------------------
                                         Premium
                                        Paid in on     Cumulative                        Total            Compre-
                           Common         Common       Translation       Retained    Stockholders'        hensive
                           Stock          Stock        Adjustments       Earnings     Investment          Income
----------------------------------------------------------------------------------------------------------------

Balance
 September 30, 1997         $ 850         $ 7,860          $  (59)       $ 17,969        $ 26,620
Options exercised,
 net of repurchases            11             475             --             --               486
Net income                     --             --              --           12,759          12,759        $ 12,759
Foreign currency
 translation
 adjustment                   --              --             (504)            --             (504)           (504)
Dividends                     --              --              --          (11,175)        (11,175)            --
Compensatory effect
 of stock options             --              151             --              --              151             --
----------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                     $ 12,255
                                                                                                         ========
Balance
 September 30, 1998         $ 861         $ 8,486          $ (563)       $ 19,553        $ 28,337
Options exercised,
 net of repurchases             5             225             --              --              230
Net income                    --              --               --           9,489           9,489        $  9,489
Foreign currency
 translation
 adjustment                   --              --              298             --              298             298
Dividends                     --              --              --          (12,116)        (12,116)            --
----------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                     $  9,787
                                                                                                         ========




                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                                               AND COMPREHENSIVE INCOME

                                      LANDAUER, INC. AND SUBSIDIARIES - CONTINUED



                                                                                            (Dollars in thousands)
----------------------------------------------------------------------------------------------------------------
                                         Premium
                                        Paid in on     Cumulative                        Total            Compre-
                           Common         Common       Translation       Retained    Stockholders'        hensive
                           Stock          Stock        Adjustments       Earnings     Investment          Income
----------------------------------------------------------------------------------------------------------------

Balance
 September 30, 1999         $ 866         $ 8,711          $ (265)       $ 16,926        $ 26,238
Options exercised,
 net of repurchases           --               41             --              --               41
Net income                                                                 12,762          12,762        $ 12,762
Foreign currency
 translation
 adjustment                                                  (107)                           (107)           (107)
Dividends                                                                 (12,116)        (12,116)            --

----------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                     $ 12,655
                                                                                                         ========
Balance
  September 30, 2000        $ 866         $ 8,752          $ (372)       $ 17,572        $ 26,818
================================================================================================================
















The accompanying notes are an integral part of these financial statements.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        LANDAUER, INC. AND SUBSIDIARIES

                                    (Dollars in thousands, except per share)
--------------------------------------------------------------------------
For the years ended September 30,             2000        1999        1998
--------------------------------------------------------------------------

Cash flow from operating activities:
  Net income                               $ 12,762    $  9,489    $ 12,759

  Non-cash expenses, revenues,
   and gains reported in income
    Depreciation and amortization             4,025       6,456       2,635
    Equity in income of joint venture          (759)       (748)       (653)
    Compensatory effect of stock options         41       --            151
    Deferred income taxes                     2,337       1,025        (311)
--------------------------------------------------------------------------
                                              5,644       6,733       1,822
--------------------------------------------------------------------------
  Net increase in other current assets       (1,535)     (2,705)       (844)
  Net increase in current liabilities         1,321         105         638
  Net decrease (increase) in
    net long-term assets                     (1,650)         63        (778)
--------------------------------------------------------------------------
                                             (1,864)     (2,537)       (984)
--------------------------------------------------------------------------
  Net cash generated from
    operating activities                     16,542      13,685      13,597

Cash flow from investing activities:
  Disposition of investments                  --          4,984      11,319
  Acquisition of investments                 (2,550)       (321)     (2,953)
  Acquisition of Brazilian subsidiary         --         (3,399)      --
  Acquisition of property, plant
    and equipment                            (3,799)     (6,598)     (8,032)
--------------------------------------------------------------------------
  Net cash provided by (used in)
    investing activities                     (6,349)     (5,334)        334

Cash flow from financing activities:
  Exercise of stock options - net             --            230         486
  Dividend received from foreign affiliate      400       1,326       1,152
  Dividends paid                            (12,116)    (11,884)    (10,928)
--------------------------------------------------------------------------
  Net cash used by financing activities     (11,716)    (10,328)     (9,290)
--------------------------------------------------------------------------

Net increase (decreased) in cash             (1,523)     (1,977)      4,641
Opening balance - cash and cash equivalents   4,524       6,501       1,860
--------------------------------------------------------------------------
Ending balance - cash and
  cash equivalents                         $  3,001    $  4,524    $  6,501
==========================================================================

Supplemental Disclosure of
 Cash Flow Information:
  Cash paid for income taxes               $  5,302    $  8,046    $  6,508
==========================================================================

Supplemental Disclosure of
 Non-Cash Financing Activity:
  Dividend declared                        $  3,031    $  3,030    $  2,798
  Foreign currency translation
    adjustment                                 (107)        298        (504)
==========================================================================

The accompanying notes are an integral part of these financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        LANDAUER, INC. AND SUBSIDIARIES


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of Landauer, Inc.; HomeBuyer's Preferred, Inc., its wholly-owned subsidiary; SAPRA-Landauer, Ltd., its 75%-owned subsidiary; and Beijing-Landauer, Ltd., its 70%-owned subsidiary ("Landauer" or the "Company"). Nagase-Landauer, Ltd. (50%-owned), is a Japanese corporation which is accounted for on the equity basis. All material intercompany transactions have been eliminated.

      The cost of purchased businesses included in the accompanying consolidated financial statements exceeded the fair value of net assets at the date of acquisition in the amount of $6,938,000 and has been charged to "Cost of purchased business in excess of net assets acquired". The excess is being amortized on a straight-line basis over 15-20 years, except for an acquisition initiated prior to 1971 ($942,000), where in the opinion of management there has been no diminution in value. As of September 30, 2000 and 1999, accumulated amortization was $2,917,000 and $2,744,000, respectively.

      Certain of the Company's foreign investments, where the US dollar is not the functional currency, are subject to currency translation adjustments in accordance with SFAS No. 52.

CASH EQUIVALENTS

      Cash equivalents include investments with an original maturity of three months or less.

INVESTMENTS

      Investments having an original maturity of longer than three months but less than one year are classified as current assets. Those having an original maturity of longer than one year are classified as non-current assets.

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

REVENUES AND DEFERRED CONTRACT

REVENUE

      The Company recognizes revenues and the related costs for its services in the periods for which such services are provided. Many customers pay for these services in advance. The amounts recorded as deferred contract revenue in the consolidated balance sheet represent cus-tomer deposits invoiced in advance during the preceding twelve months for services to be rendered over the succeeding twelve months and are net of services rendered through the respective consolidated balance sheet date. Management believes that the amount of deferred contract revenue shown at the respective consolidated balance sheet date fairly represents the level of business activity it expects to conduct with customers invoiced under this arrangement.

RESEARCH AND DEVELOPMENT

      The cost of research and development programs is charged to selling, general and administrative expense as incurred and amounted to approximately $522,000 in 2000, $484,000 in 1999, and $640,000 in 1998. In
addition, during fiscal 2000 the Company received a one-time $500,000 technology cost reimbursement from its 50%-owned Japanese subsidiary, Nagase-Landauer. The payment reimburses a portion of costs incurred by the parent company in developing and implementing the Luxel technology.

DEPRECIATION AND MAINTENANCE

      Plant and equipment are depreciated on a straight-line basis over their estimated useful lives, which are primarily thirty years for build-ings and five to eight years for equipment. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized.

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

2.    INCOME PER COMMON SHARE

      Earnings per share computations have been made in accordance with the provisions of SFAS No. 128, "Earnings Per Share". Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock that would have been outstanding assuming dilution during each year.

      Following is a table which shows the weighted average number of shares of common stock for the years ended September 30:

-------------------------------------------------------------------------
(Amounts in Thousands                                2000     1999    1998
-------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES                   8,661    8,648   8,586
OF COMMON STOCK OUTSTANDING

OPTIONS ISSUED TO EXECUTIVES
(NOTE 11)                                              24       65      97
                                                   -----------------------
WEIGHTED AVERAGE NUMBER OF SHARES
  OF COMMON STOCK ASSUMING DILUTION                 8,685    8,713   8,683
                                                   =======================

3.    EQUITY IN JOINT VENTURE

      The 50% interest in the common stock of Nagase-Landauer, Ltd., a Japanese corporation located in Tokyo and engaged in providing radiation monitoring services in Japan, is accounted for on the equity basis. The related equity in earnings of this joint venture and fees earned therefrom are included in its own caption in the accompanying Statements of Income.

      Condensed unaudited results of operations for Nagase-Landauer, Ltd. for the three years ended September 30, 2000 are as follows, converted into U.S. dollars at the then-current rate of exchange:

-------------------------------------------------------------------------
(Dollars in Thousands                          2000       1999      1998
-------------------------------------------------------------------------

REVENUES                                      $13,509    $13,599   $10,669
INCOME BEFORE INCOME TAXES                      2,910      3,198     2,627
NET INCOME                                      1,519      1,497     1,303
                                              ============================
AVERAGE EXCHANGE RATE
 (YEN/DOLLAR)                                   106.4      107.0     136.7
                                              ============================


      Condensed unaudited balance sheets for the years ended September 30, 2000 and 1999 are as follows:

-------------------------------------------------------------------------
(Dollars in Thousands                                     2000      1999
-------------------------------------------------------------------------

CURRENT ASSETS                                           $12,589   $11,477
OTHER ASSETS                                               1,886     1,141
                                                         -----------------
TOTAL ASSETS                                             $14,475   $12,618
                                                         =================

LIABILITIES                                              $ 7,375   $ 6,066
STOCKHOLDERS' INVESTMENT                                   7,100     6,552
                                                         -----------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' INVESTMENT                               $14,475   $12,618
                                                         =================


4.    FOREIGN INVESTMENTS

      During fiscal 1999, the Company completed the acquisition of the 75% interest in the largest private radiation dosimetry service business in Brazil, Servico de Assessoria e Protecao Radiologica S/C Ltda. (SAPRA), as well as the radiation dosimetry service of REM in Brazil. The total investment in the Brazil operations was $3,363,000, including $3,046,000 of additional goodwill related to these acquisitions, after currency translation.

      In addition, Landauer has invested $341,000 over the past two fiscal years in a joint venture with China for the establishment of Beijing Landauer Radiation Monitoring Technology Co., LTD. The Company has a 70% interest in this venture which is in the start-up stage.

5.    OTHER ASSETS

      The components of other assets for the years ended September 30, 2000, and 1999 are as follows:

-------------------------------------------------------------------------
(Dollars in Thousands                                     2000      1999
-------------------------------------------------------------------------

INVESTMENTS, NET OF AMORTIZATION                         $ 3,319   $   932
BADGE HOLDERS AND FILTERS PACKS,
  NET OF AMORTIZATION                                      2,151     2,098
LICENSES & PATENTS,
  NET OF AMORTIZATION                                        683       303
OTHER                                                        346       215
                                                         -----------------
                                                         $ 6,499   $ 3,548
                                                         =================

In September, 2000, the Company invested $2,550,000 to acquire certain assets, including a customer list, of Eberline Analytical Corporation, a division of ThermoRetec Corporation. The Company began providing dosimetry services to the former Eberline customers in October, 2000. The acquisition was accounted for as a purchase.


6.    INCOME TAXES

      The components of the provision for income taxes for the years ended September 30, 2000, 1999 and 1998 are as follows:

-------------------------------------------------------------------------
(Dollars in Thousands                2000
-------------------------------------------------------------------------
                                    CURRENT         DEFERRED         TOTAL
                                    --------------------------------------
FEDERAL                             $ 5,132           $  915       $ 6,047
STATE                                 1,249              223         1,472
                                    --------------------------------------
    TOTAL                           $ 6,381          $ 1,138       $ 7,519
                                    ======================================

-------------------------------------------------------------------------
                                     1999
-------------------------------------------------------------------------
                                    CURRENT         DEFERRED         TOTAL
                                    --------------------------------------
FEDERAL                             $ 4,286          $   829       $ 5,115
STATE                                 1,014              196         1,210
                                    --------------------------------------
    TOTAL                           $ 5,300          $ 1,025       $ 6,325
                                    ======================================

-------------------------------------------------------------------------
                                     1998
-------------------------------------------------------------------------
                                    CURRENT         DEFERRED         TOTAL
                                    --------------------------------------
FEDERAL                             $ 6,313         $  (255)       $ 6,058
STATE                                 1,400             (56)         1,344
                                    --------------------------------------
    TOTAL                           $ 7,713         $  (311)       $ 7,402
                                    ======================================

      The provision for taxes on income in each period differs from that which would be computed by applying the statutory U.S. federal income tax rate to the income before taxes. The following is a summary of the major items affecting the provision:

-------------------------------------------------------------------------
(Dollars in Thousands                          2000       1999      1998
-------------------------------------------------------------------------

STATUTORY FEDERAL INCOME
  TAX RATE                                       35%        34%       34%

COMPUTED TAX PROVISION
  STATUTORY RATE                              $7,110     $5,399    $6,855

INCREASES (DECREASES)
 RESULTING FROM:
  STATE INCOME TAX PROVISION,
    NET OF FEDERAL BENEFIT                       957        795       875
    OTHER                                       (548)       131      (328)
                                              ---------------------------
INCOME TAX PROVISION IN THE
  STATEMENT OF INCOME                         $7,519     $6,325    $7,402
                                              ===========================

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

      Significant components of deferred taxes are as follows:

-------------------------------------------------------------------------
(Dollars in Thousands                                     2000      1999
-------------------------------------------------------------------------

DEFERRED TAX ASSETS:
  BADGE HOLDER AMORTIZATION                               $  310    $  983
  PENSION ACCRUAL                                            690       673
  COMPENSATION EXPENSE                                       321       444
  INVENTORY RESERVE                                           91        71
  OTHER                                                      243       250
                                                          ----------------
                                                          $1,655    $2,421
                                                          ================
DEFERRED TAX LIABILITIES:
  DEPRECIATION                                            $  178    $   58
  SOFTWARE DEVELOPMENT                                     2,012     1,759
                                                          ----------------
                                                          $2,190    $1,817
                                                          ================

      Management does not believe that a valuation allowance is required for the net deferred tax asset.


7.    LINE OF CREDIT

      The Company maintains an external source of liquidity in the form of a $5,000,000 unsecured line of credit maturing September 30, 2000. The credit facility, contains covenants for net worth and debt to equity ratios. Draws thereunder bear interest at the prime rate in effect from time-to-time at the lending bank.


8.    CAPITAL STOCK

      Landauer has two classes of capital stock, preferred and common, with a par value of $.10 per share for each class. As of September 30, 2000 and

1999 there were 8,660,748 and 8,657,957 shares of common stock issued and outstanding (20,000,000 shares are authorized), respectively. There are no shares of preferred stock issued (1,000,000 shares are authorized).

      Landauer has reserved 1,050,000 shares of common stock for grants under its stock bonus and option plans. Recipients of grants or options must execute a standard form of noncompetition agreement. As of September 30, 2000, there have been no bonus shares issued. Options granted under these plans may be either incentive stock options or non-qualified options. Options granted through fiscal 2000 become exercisable over a four-year period, ten years for options granted to directors, at a price not less than fair market value on the date of grant. The options expire ten years from the date of grant.

      During fiscal 2000, options for 55,000 shares were granted and no options were exercised. As of September 30, 2000, non-qualified options for 444,000 shares had been granted at prices from $13.25-$26.44 per share.

At year-end, 285,000 shares were exercisable. This plan also provides for the grant of restricted shares or the grant of stock appreciation rights. During fiscal 2000, grants for 2,791 restricted shares were made to key employees. As of September 30, 2000, no stock appreciation rights had been granted.


9.    EMPLOYEE BENEFIT PLANS

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

      The following table sets forth the status of these plans at September 30, 2000 and 1999 in accordance with SFAS Nos. 87 and 132:

                                                               Other
                                                             Retirement
                                          Pension            Benefits
                                          -------           ----------
--------------------------------------------------------------------------
(Dollars in thousands)                 2000     1999      2000     1999
--------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at
  beginning of year                  $ 8,074  $ 7,145   $   563  $   512
Service cost                             445      402        47       36
Interest cost                            568      545        39       38
Amendments                               --        48       --       --
Actuarial (gain) loss                    138      187       (22)       7
Benefits paid                           (279)    (253)      (33)     (30)
Effects of settlement                   (500)     --        --       --
                                     -----------------------------------
Benefit obligation at
  end of period                      $ 8,446  $ 8,074   $   594  $   563
                                     ===================================
Change in plan assets:
Fair value of assets at
  beginning of year                  $ 7,060  $ 6,090    $  --    $  --
Actual return on plan assets             554      478       --       --
Employer contribution                    468       38        33       30
Benefits paid                           (279)    (253)      (33)     (30)
                                     -----------------------------------
Fair value of assets at
  end of period                      $ 7,803  $ 6,353    $  --    $  --
                                     ===================================

                                                               Other
                                                             Retirement
                                          Pension            Benefits
                                          -------           ----------
--------------------------------------------------------------------------
(Dollars in thousands)                 2000     1999      2000     1999
--------------------------------------------------------------------------
Reconciliation of Funded Status:

Funded Status                        $  (643) $(1,721)  $  (594) $  (563)
Unrecognized transition
  obligation (asset)                     (43)     (50)      272      295
Unrecognized prior service cost          169      187       --       --
Unrecognized net actuarial gain         (826)    (767)     (147)    (143)
                                     -----------------------------------
Accrued benefit cost                 $(1,343) $(2,351)  $  (469) $  (411)
                                     ===================================

Components of net periodic benefit cost:
Service cost                         $   446  $   402   $    47  $    36
Interest cost                            568      545        39       38
Expected return on plan assets          (554)    (478)      --       --
Amortization of transition
  obligation (asset)                      (6)      (6)       23       22
Amortization of prior service cost        18       18       --       --
Settlement (gain) loss                  (376)     --        --       --
Recognized net actuarial
  (gain) loss                             (9)     (10)      (19)     (18)
                                     -----------------------------------
Net periodic benefit cost            $    87  $   471   $    90  $    78
                                     ===================================

Weighted average assumptions as of Sept. 30:
Discount rate at beginning of year      7.5%     7.5%      7.5%     7.5%
Discount rate at end of year            7.5%     7.5%      7.5%     7.5%
Expected return on plan assets          8.0%     8.0%      0.0%     0.0%
Rate of compensation increase           5.5%     5.5%      6.0%     6.0%

Plan assets for the defined benefit pension plan include marketable equity securities, corporate and government debt securities, and cash and short-term investments. The Supplemental Key Executive Retirement Plan and the director's retirement plan are not separately funded. The maximum liabilities for these unfunded plans included in the table above amounted to $917,000 and $1,160,000 at September 30, 2000 and 1999, respectively.

      Landauer maintains a 401(k) savings plan covering substantially all full-time employees. Qualified contributions made by employees to the plan are partially matched by the Company. $91,000, $90,000, and $83,000 was provided to expense for the years ended September 30, 2000, 1999, and 1998, respectively, under this plan.

      Landauer has adopted SFAS No. 106, "Accounting for Postretirement Benefits Other than Pensions" to account for the Company's unfunded retiree medical expense reimbursement plan. Under the terms of the plan which covers retirees with ten or more years of service, the Company will reimburse retirees for (i) a portion of the cost of coverage under the then-current medical and dental insurance plans if the retiree is under age 65, or (ii) all or a portion of the cost of Medicare and supplemental coverages if the retiree is over age 64. The assumption for health-care cost trend rates were 7% for those younger than 65, and 5% for those 65 and older. The effect of a one percent increase on service and interest costs and postretirement benefit obligation would be $10,000 and $66,000, respectively. For a one percent decrease, the effect would be a reduction to service and interest costs and postretirement benefit obligation of $9,000 and $57,000, respectively. The amount of the Company's unrecognized transition obligation resulting from the adoption of SFAS No. 106 is $272,000 as of September 30, 2000. This liability is included in "Other accrued expenses".

10.   COMMITMENTS AND CONTINGENCIES

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


11.   STOCK-BASED COMPENSATION PLANS

      The Company maintains stock option plans for key employees ("Employees' Plan"). It also maintains a stock option plan for its non employee directors ("The Directors' Plan"). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized except for a performance-based grant for 100,000 shares. Had compensation cost for these plans been determined consistent with FASB Statements No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been as follows:

--------------------------------------------------------------------------
(Dollars in thousands,
except per share)                          2000         1999         1998
--------------------------------------------------------------------------

NET INCOME           AS REPORTED          $12,762      $ 9,489      $12,759
                     PRO FORMA            $12,660        9,402       12,813

BASIC EPS:           AS REPORTED          $  1.47      $  1.10      $  1.49
                     PRO FORMA            $  1.46         1.09         1.49

DILUTED EPS:         AS REPORTED          $  1.47         1.09         1.47
                     PRO FORMA               1.46         1.08         1.48

Because the Statement 123 method of accounting has not been applied to options granted prior to October 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      The Company may grant options for up to 1,000,000 shares under the Employees' Plan. The Company may grant options for up to 50,000 shares under the Directors' Plan. The Company has granted options on 850,000 and 35,000 shares, respectively, under these plans through September 30, 2000. Under each plan the option exercise price equals the stock's fair market value on the date of grant Options granted under the Employees' Plan vest ratably over four years and options granted under the Directors' Plan vest ratably over ten years.

      A summary of the status of these plans at September 30, 2000, 1999, and 1998 and changes for the years then ended is presented in the table and narrative below:

--------------------------------------------------------------------------
(Amounts in thousands, except per share)                      2000
--------------------------------------------------------------------------
                                                                    Weighted
                                                                    Average
                                                                   Exercised
                                                       Shares        Price
                                                       ------      ---------
OUTSTANDING AT BEGINNING OF YEAR                          419         $21.10
GRANTED                                                    55          21.16
                                                        --------------------
OUTSTANDING AT END OF YEAR                                474         $21.11
                                                        ====================

--------------------------------------------------------------------------
(Amounts in thousands, except per share)                      2000
--------------------------------------------------------------------------
                                                                    Weighted
                                                                    Average
                                                                   Exercised
                                                       Shares        Price
                                                       ------      ---------
EXERCISABLE AT END OF YEAR                                285         $18.44
                                                        ====================
WEIGHTED AVERAGE FAIR
VALUE OF OPTIONS GRANTED                                              $ 2.91


--------------------------------------------------------------------------
(Amounts in thousands,
except per share)                                             1999
--------------------------------------------------------------------------
                                                                    Weighted
                                                                    Average
                                                                   Exercised
                                                       Shares        Price
                                                       ------      ---------
OUTSTANDING AT BEGINNING OF YEAR                         374          $15.78
GRANTED                                                  160           26.44
EXERCISED                                               (110)          10.68
FORFEITED                                                 (5)          22.31
                                                        --------------------
OUTSTANDING AT END OF YEAR                               419          $21.10
                                                        ====================
EXERCISABLE AT END OF YEAR                               209          $16.58
                                                        ====================
WEIGHTED AVERAGE FAIR
VALUE OF OPTIONS GRANTED                                              $ 4.13


--------------------------------------------------------------------------
(Amounts in thousands,
except per share)                                             1998
--------------------------------------------------------------------------
                                                                    Weighted
                                                                    Average
                                                                   Exercised
                                                       Shares        Price
                                                       ------      ---------
OUTSTANDING AT BEGINNING OF YEAR                         530          $12.24
GRANTED                                                   30           24.63
EXERCISED                                               (181)           6.68
FORFEITED                                                 (5)          22.31
                                                        --------------------
OUTSTANDING AT END OF YEAR                               374          $15.78
                                                        ====================

EXERCISABLE AT END OF YEAR                               248          $14.63
                                                        ====================
WEIGHTED AVERAGE FAIR
VALUE OF OPTIONS GRANTED                                              $ 4.57

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2000, 1999, and 1998:

--------------------------------------------------------------------------
                                          2000           1999           1998
--------------------------------------------------------------------------

RISK FREE INTEREST RATES                  6.0           4.77%          6.09%

EXPECTED DIVIDEND YIELD                  6.74           4.84%          4.75%
EXPECTED LIFE (YEARS)                     9.0            9.0            9.0
EXPECTED VOLATILITY                      21.6%          20.7%          20.1%


12.   IMPAIRMENT IN VALUE OF ASSETS

      The Company recognized a non-cash pre-tax charge of $520,000 during the year, or $0.04 per diluted share, and $2,957,000 during fiscal 1999, or $0.25 per diluted share, for the discontinuation of older technologies as the Company transitions customers to Luxel, a superior radiation measurement technology. Included in the 1999 non-cash charge is $1,000,000 related to accelerated good-will amortization and $2,211,000 of additional depreciation and amortization charges resulting from the change in estimated useful lives of fixed assets. In addition, a $266,000 reserve was applied against certain inventories.


13.   NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board (FASB) has issued a new pronouncement, Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities,' which is required to be adopted in fiscal 2001. At the present time, this pronouncement should have no effect on the Company.

      AICPA has also issued Statement of Position ("SOP") 98-5, "Reporting of the Costs of Start-Up Activities" and SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal use'. The Company adopted these SOP's in fiscal 1999. The impact was immaterial to its financial statements.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders and Directors of
LANDAUER, INC.


      We have audited the consolidated balance sheets of Landauer, Inc. and Subsidiaries, a Delaware corporation (see Note 1), as of September 30, 2000 and 1999 and the related consolidated statements of income, stockholders' investment and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landauer, Inc. and Subsidiaries as of September 30, 2000 and 1999, and the consolidated results of its operations, and the changes in stockholders' investment and cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States.







                                     ARTHUR ANDERSEN LLP
                                     Chicago, Illinois
                                     November 2, 2000

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


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL, STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A-1.  FINANCIAL STATEMENTS

      The financial statements of Landauer, Inc. filed as part of this Annual Report on Form 10-K are indexed at page 2.

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

(10)(c) Liability Assumption and Sharing Agreement among Tech/0ps, Inc., Tech/Ops Sevcon, Inc., and the Registrant is incorporated by reference to Exhibit (10) (d) to the Annual Report on Form 10-K for the fiscal year ended
            September 30, 1993.

(10)(d) Form of Indemnification Agreement between the Registrant and each of its directors is incorporated by reference to Exhibit (10) (e) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

(10)(e) Employment and Compensation Agreement dated February 22, 1989 between the Registrant and Thomas M. Fulton, as amended through June 17, 1992, is incorporated by reference to Exhibit (10) (f) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

(10)(f) Landauer, Inc. Directors' Retirement Plan dated March 21, 1990, is incorporated by reference to Exhibit (10) (f) to the Annual Report on Form 10-K for the fiscal year ended
            September 30, 1996.

(10)(g) Form of Supplemental Key Executive Retirement Plan is incorporated by reference to Exhibit (10) (h) to the Annual Report on Form 10-K for the fiscal year ended
            September 30, 1993.

(10)(h)     The Landauer, Inc. Incentive Compensation Plan for
            Executive Officers is attached hereto as Exhibit 10(h).

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


B.    REPORTS ON FORM 8-K

      The Company did not file a Report on Form 8K during the fiscal quarter ended September 30, 2000.

                    SIGNATURES OF REGISTRANT AND DIRECTORS

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         LANDAUER, INC.

                         By:   /s/ Brent A. Latta       December 18, 2000
                               --------------------
                               Brent A. Latta
                               President and Chief
                               Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                      TITLE                          DATE


/s/ Brent A. Latta             President and Director   December 18, 2000
-----------------------        (Principal Executive
Brent A. Latta                 Officer)


/s/ James M. O'Connell         Vice President,          December 18, 2000
-----------------------        Finance, Treasurer
James M. O'Connell             and Secretary
                               (Principal Financial
                               and Accounting Officer)


/s/ Robert J. Cronin           Director                 December 18, 2000
-----------------------
Robert J. Cronin


/s/ Gary D. Eppen              Director                 December 18, 2000
-----------------------
Gary D. Eppen


/s/ Thomas M. Fulton           Director                 December 18, 2000
-----------------------
Thomas M. Fulton


/s/ Richard R. Risk            Director                 December 18, 2000
-----------------------
Richard R. Risk


/s/ Paul B. Rosenberg          Director                 December 18, 2000
-----------------------
Paul B. Rosenberg


/s/ Michael D. Winfield        Director                 December 18, 2000
-----------------------
Michael D. Winfield


QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                            (Dollars in thousands, except per share)
------------------------------------------------------------------------------------------------------------------
                                                               First      Second       Third      Fourth      Total
                                                              Quarter     Quarter     Quarter     Quarter      Year
------------------------------------------------------------------------------------------------------------------

Net revenues                                   2000           $11,327     $12,003     $11,598     $12,246     $47,174
                                               1999           $10,906     $11,432     $10,684     $10,778     $43,800
------------------------------------------------------------------------------------------------------------------
Operating income                               2000           $ 4,161     $ 5,027     $ 5,066     $ 5,062     $19,316
                                               1999           $ 4,767     $ 4,846     $ 1,398     $ 3,745     $14,756
------------------------------------------------------------------------------------------------------------------
Net income                                     2000           $ 2,763     $ 3,293     $ 3,314     $ 3,392     $12,762
                                               1999           $ 3,183     $ 3,168     $   605     $ 2,533     $ 9,489
==================================================================================================================

Diluted net income per share                   2000           $   .32     $   .38     $   .38     $   .39     $  1.47
                                               1999           $   .37     $   .37     $   .06     $   .29     $  1.09
==================================================================================================================

Cash dividends per share                       2000           $   .35     $   .35     $   .35     $   .35     $  1.40
                                               1999           $   .35     $   .35     $   .35     $   .35     $  1.40
------------------------------------------------------------------------------------------------------------------

Common stock price per share                   2000    high  $  27.38    $  22.63    $  19.88    $  19.25    $  27.38
                                                       low      20.88       17.44       15.56       14.75       14.75

                                               1999    high  $  32.88    $  32.75    $  30.25    $  29.94    $  32.88
                                                       low      25.13       24.13       23.69       24.13       23.69
------------------------------------------------------------------------------------------------------------------

Weighted Average Diluted Shares Outstanding
                                               2000             8,704       8,685       8,685       8,679       8,685
                                               1999             8,724       8,728       8,715       8,712       8,713
------------------------------------------------------------------------------------------------------------------
