Form 10-Q
period 2000-12-31
LANDAUER INC
filed 2001-02-14
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549


                                   FORM 10-Q


      [ X ]    QUARTERLY REPORT pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 2000

                                      or

      [   ]    TRANSITION REPORT pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the transition from __________ to __________



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



                   2 Science Road, Glenwood, Illinois 60425
             -----------------------------------------------------
             (Address of principal executive offices and Zip Code)



       Registrant's telephone number, including area code (708) 755-7000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [  X  ]  No [   ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                            Outstanding at February 13, 2001
----------------------------               --------------------------------
Common stock, $.10 par value                            8,680,889

PART I.  FINANCIAL INFORMATION


                        LANDAUER, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                    (000's)



                                    ASSETS
                                    ------

                                              December 31,   September 30,
                                                 2000             2000
                                              ------------   -------------
                                                             (Derived from
                                                                 audited
                                               (Unaudited)     statements)

Current assets:
  Cash and cash equivalents. . . . . . . . .      $  2,345        $  3,001
  Short-term investments . . . . . . . . . .           475             475
  Accounts receivable, less allowances
    of $418,000 at December 31, 2000
    and $385,000 at September 30, 2000 . . .        12,280          10,734
  Inventories. . . . . . . . . . . . . . . .         1,400           1,587
  Prepaid expenses . . . . . . . . . . . . .           434             308
  Prepaid income taxes . . . . . . . . . . .          --               849
                                                  --------        --------

        Total current assets . . . . . . . .        16,934          16,954

  Property, plant and equipment,
   at cost . . . . . . . . . . . . . . . . .        33,255          32,198
    Less: Accumulated depreciation
      and amortization . . . . . . . . . . .        16,908          16,161
                                                  --------        --------

    Net property, plant and equipment. . . .        16,347          16,037

    Cost of purchased businesses in
      excess of net assets acquired. . . . .         3,972           4,021
    Equity in joint venture. . . . . . . . .         3,163           3,550
    Other assets . . . . . . . . . . . . . .         6,364           6,499
                                                  --------        --------

                                                  $ 46,780        $ 47,061
                                                  ========        ========



















  The accompanying notes are an integral part of these financial statements.

                        LANDAUER, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheets (Cont'd.)
                                    (000's)



                   LIABILITIES AND STOCKHOLDERS' INVESTMENT
                   ----------------------------------------

                                              December 31,   September 30,
                                                 2000             2000
                                              ------------   -------------
                                                             (Derived from
                                                                 audited
                                               (Unaudited)     statements)

Current liabilities:
  Accounts payable . . . . . . . . . . . . .      $    509        $    966
  Deferred contract revenue. . . . . . . . .        10,725          10,346
  Dividend payable . . . . . . . . . . . . .         3,035           3,031
  Accrued compensation and related costs . .           915           1,792
  Accrued pension costs. . . . . . . . . . .         1,579           1,531
  Accrued taxes on income. . . . . . . . . .           949             535
  Accrued expenses . . . . . . . . . . . . .         2,045           1,991
                                                  --------        --------

        Total current liabilities. . . . . .        19,757          20,192

Minority interest in subsidiary. . . . . . .            58              51
                                                  --------        --------

Stockholders' investment:

  Preferred stock, $.10 par value
   per share -
    Authorized - 1,000,000 shares
    Outstanding - None . . . . . . . . . . .         --              --
  Common stock, $.10 par value
   per share -
    Authorized - 20,000,000 shares
    Outstanding - 8,671,889 shares at
    December 31, 2000 and 8,660,748
    shares at September 30, 2000 . . . . . .           867             866
  Premium paid in on common stock. . . . . .         8,758           8,752
  Cumulative translation adjustments . . . .          (509)           (372)
  Retained earnings. . . . . . . . . . . . .        17,849          17,572
                                                  --------        --------

        Total stockholders' investment . . .        26,965          26,818
                                                  --------        --------

                                                  $ 46,780        $ 47,061
                                                  ========        ========














  The accompanying notes are an integral part of these financial statements.

                        LANDAUER, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income
                       (000's, except per share amounts)
                                  (Unaudited)



                                                   Three Months Ended
                                              ----------------------------
                                              December 31,    December 31,
                                                 2000             2000
                                              ------------   -------------

Net revenues . . . . . . . . . . . . . . . .      $ 12,729        $ 11,327

Costs and expenses:
  Cost of revenues . . . . . . . . . . . . .         4,773           4,107
  Selling, general and administrative. . . .         2,917           2,668
  Impairment in value of assets. . . . . . .         --                391
                                                  --------        --------

                                                     7,690           7,166
                                                  --------        --------

Operating income . . . . . . . . . . . . . .         5,039           4,161

Equity in income of joint venture. . . . . .           181             175

Other income, net. . . . . . . . . . . . . .            25              59
                                                  --------        --------

Income before income taxes and
  minority interest. . . . . . . . . . . . .         5,245           4,395

Income taxes . . . . . . . . . . . . . . . .        (1,926)         (1,605)
                                                  --------        --------

Income before minority interest. . . . . . .         3,319           2,790

Minority interest therein. . . . . . . . . .            (7)            (27)
                                                  --------        --------

Net income . . . . . . . . . . . . . . . . .      $  3,312        $  2,763
                                                  ========        ========


Net Income per common share:

  Basic. . . . . . . . . . . . . . . . . . .      $   0.38        $   0.32
                                                  ========        ========
  Based on average shares outstanding. . . .         8,664           8,658
                                                  ========        ========

  Diluted. . . . . . . . . . . . . . . . . .      $   0.38        $   0.32
                                                  ========        ========
  Based on average shares outstanding. . . .         8,678           8,704
                                                  ========        ========










  The accompanying notes are an integral part of these financial statements.

                        LANDAUER, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                    (000's)
                                  (Unaudited)

                                                   Three Months Ended
                                              ----------------------------
                                              December 31,    December 31,
                                                 2000             2000
                                              ------------   -------------
Cash flow from operating activities:
  Net income . . . . . . . . . . . . . . . .      $  3,312        $  2,763
  Non-cash expenses, revenues,
   and gains reported in income
    Depreciation and amortization. . . . . .         1,117           1,293
    Equity in income of joint venture. . . .          (181)           (175)
                                                  --------        --------
                                                       936           1,118
                                                  --------        --------
    Net increase (decrease) in
      other current assets . . . . . . . . .          (618)          1,034
    Net (decrease) in current
      liabilities. . . . . . . . . . . . . .          (448)           (745)
    Net increase (decrease) due to
      exchange rates . . . . . . . . . . . .          (137)             71
    Net increase (decrease) in
      net long-term assets . . . . . . . . .             2            (631)
                                                  --------        --------
                                                    (1,201)           (271)
                                                  --------        --------
    Net cash generated from
      operating activities . . . . . . . . .         3,047           3,610

Cash flow from investing activities:
  Disposition of investments . . . . . . . .         --                301
  Acquisitions of investments. . . . . . . .         --               (321)
  Investment in Brazilian subsidiary . . . .         --                 32
  Acquisition of property, plant
    and equipment. . . . . . . . . . . . . .        (1,057)           (750)
                                                  --------        --------
    Net cash used (provided) by
      investing activities . . . . . . . . .        (1,057)          (738)

Cash flow from financing activities:
  Exercise of stock options - net. . . . . .             7              36
  Dividend received from foreign affiliate .           378             360
  Dividends paid . . . . . . . . . . . . . .        (3,031)         (3,023)
                                                  --------        --------
    Net cash used by financing activities. .        (2,646)         (2,627)
                                                  --------        --------
    Net increase (decrease) in cash. . . . .          (656)            245

Opening balance - cash and
  cash equivalents . . . . . . . . . . . . .         3,001           4,524
                                                  --------        --------
Ending balance - cash and cash equivalents .      $  2,345        $  4,769
                                                  ========        ========

Supplemental Disclosure of Cash Flow
 Information:
  Cash paid for income taxes . . . . . . . .      $    648        $     48
                                                  ========        ========
Supplemental Disclosure of Non-cash
 Financing Activity:
    Dividend declared. . . . . . . . . . . .      $  3,035        $  3,031
                                                  ========        ========

  The accompanying notes are an integral part of these financial statements.

                        LANDAUER, INC. AND SUBSIDIARIES

        Notes to Consolidated Financial Statements - December 31, 2000
                                  (Unaudited)


(1)   BASIS OF PRESENTATION

      The accompanying consolidated unaudited condensed financial statements reflect the financial position of Landauer, Inc. ("Landauer") as of December 31, 2000 and September 30, 2000, and the results of operations and cash flows for the three-month periods ended December 31, 2000 and 1999. In the opinion of management, the accompanying consolidated unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Landauer as of December 31, 2000 and September 30, 2000, and the results of operations for the three-month periods ended December 31, 2000 and 1999.

      The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 2000 Landauer Annual Report on Form 10-K, which is incorporated by reference.

      Certain reclassifications have been made in the statement for comparative purposes. These reclassifications have no effect on the results of operation or financial position.

      The results of operations for the three-month periods ended
December 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


(2)   CASH DIVIDENDS

      On December 22, 2000, the Company declared a regular quarterly cash dividend in the amount of $.35 per share payable on January 18, 2000, to stockholders of record on January 4, 2001.

      Regular quarterly cash dividends of $.35 per share ($1.40 annually) were declared during fiscal 2000.


(3)   COMPREHENSIVE INCOME

      Comprehensive income is the total of net income and all other nonowner changes in equity. The following table sets forth Company' comprehensive income for the three month period ended December 31, 2000 and 1999 (000's):

                                                       Three Months Ended
                                                          December 31,
                                                     --------------------
                                                      2000          1999
                                                     ------        ------

    Net Income . . . . . . . . . . . . . . . .       $3,312        $2,763
    Other comprehensive income-foreign
      currency translation adjustment. . . . .         (137)           71
                                                     ------        ------

    Comprehensive income . . . . . . . . . . .       $3,175        $2,834
                                                     ======        ======

                        LANDAUER, INC. AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

      Landauer's cash flow from operating activities for the three months ended December 31, 2000 and 1999 amounted to $3,047,000 and $3,610,000, respectively. Investing activities for the three months ended December 31, 1999 included a $32,000 investment in the Brazilian subsidiary. Acquisitions of property, plant and equipment were $1,057,000 and $750,000, respectively for fiscal 2000 and 1999. The Company's financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture.

      The Company has no long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for the balance of fiscal 2001 are expected to amount to approximately $4,100,000, principally for the acquisition of equipment to support the Company's introduction of the Luxel product line, the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

      The Company presently maintains external sources of liquidity in the form of a $5 million line of credit with its bank. In the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments amounted to $10,725,000 and $10,346,000, respectively, as of December 31, 2000 and September 30, 2000, and are included in deferred contract revenue.

While these amounts represent more than one-half of current liabilities, such amounts generally do not represent a cash requirement.


RESULTS OF OPERATIONS

      Revenues for the quarter ended December 31, 2000 were 12.4% higher compared with the same quarter a year ago. The increase in revenues was primarily attributable to gains in the Company's traditional radiation dosimetry business. Gross margins for the first fiscal quarter were 62.5% of revenues compared to 63.7% for the same period in fiscal 2000. The decrease in margins was primarily attributable to a $225,000 writedown of inventories related to a more rapid conversion to Luxel, especially in Japan where Nagase-Landauer expects to complete its changeover six months early.

      Selling, general and administrative expenses were moderately lower in the current quarter as a percent of revenues at 22.9% compared to 23.6% for the first quarter of fiscal 2000. Additionally, at December 31, 1999, the Company recognized $391,000 of expenses in the quarter related to technologies replaced by Luxel. As a result, operating income for the first fiscal quarter of 2000 was 39.6% of revenues compared to 36.7% for the same period last year. Income before income taxes and minority interest was 41.2% of revenues for the quarter just ended compared to 38.8% for the first fiscal quarter of 2000.

                        LANDAUER, INC. AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Cont'd.)


      The effective tax rate for the Company during the first quarter of fiscal 2001 was 36.7% compared with 36.5% for the same period last year. Resulting net income of $3,312,000 for the first fiscal quarter of 2001 compared with $2,763,000 reported in fiscal 2000.
Diluted income per share for the current quarter was $.38 versus $.32 for the first fiscal quarter of 2000.

FORWARD-LOOKING STATEMENTS

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At its Annual Meeting held on February 7, 2001, the shareholders voted to elect Dr. Gary D. Eppen and Michael D. Winfield as directors for three-year terms. Voting for all nominees were 7,442,469 shares (representing 85.9% of total shares outstanding), and votes for 63,779 shares were withheld from all nominees. Continuing as directors are Robert
J. Cronin, Thomas M. Fulton, Brent A. Latta, Richard R. Risk and Paul B. Rosenberg.

      The shareholders voted to reappoint Arthur Andersen LLP as the Company's auditors for the following year, with 7,239,223 shares (83.5% of total shares outstanding) voting for, 20,786 shares against, and 246,358 shares abstaining.


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


Date:  February 13, 2001



                                     LANDAUER, INC.


                                     /s/ James M. O'Connell
                                     ----------------------------
                                     James M. O'Connell
                                     Vice President and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)