Form 10-Q
period 2001-03-31
LANDAUER INC
filed 2001-05-15
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549


                                   FORM 10-Q

      [ X ]    QUARTERLY REPORT pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                 For the quarterly period ended March 31, 2001

                                      or

      [   ]    TRANSITION REPORT pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

             For the transition from ____________  to  ___________




                                LANDAUER, INC.
            ------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                      Outstanding at May 14, 2001
            --------------                 ---------------------------
            Common stock,
            $.10 par value                       8,684,352

PART I.  FINANCIAL INFORMATION


                        LANDAUER, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                    (000's)


                                    ASSETS
                                    ------

                                                  March 31,       Sept. 30,
                                                    2001            2000
                                                 ----------      ----------
                                                                  (Derived
                                                 (Unaudited)    from audited
                                                                 statements)
Current assets:

Cash and cash equivalents. . . . . . . . . .       $  2,216        $  3,001
Short-term investments . . . . . . . . . . .            475             475
Accounts receivable, less allowances of
$341 at 3/31/01 and $385 at 9/30/00. . . . .         13,021          10,734
Inventories. . . . . . . . . . . . . . . . .          1,571           1,587
Prepaid expenses . . . . . . . . . . . . . .            414             308
Prepaid income taxes . . . . . . . . . . . .            265             849
                                                 ----------      ----------

Total current assets . . . . . . . . . . . .         17,962          16,954

Property, plant and equipment, at cost . . .         33,519          32,198
Less: Accumulated depreciation
  and amortization . . . . . . . . . . . . .         17,663          16,161
                                                 ----------      ----------

Net property, plant and equipment. . . . . .         15,856          16,037


Cost of purchased businesses in excess of
net assets acquired. . . . . . . . . . . . .          3,924           4,021
Equity in joint venture. . . . . . . . . . .          3,254           3,550
Other assets . . . . . . . . . . . . . . . .          6,428           6,499
                                                 ----------      ----------

                                                 $   47,424      $   47,061
                                                 ==========      ==========




















                    The accompanying notes are an integral
                      part of these financial statements.

                        LANDAUER, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheets (Cont'd.)
                         (000's, except share amounts)


                   LIABILITIES AND STOCKHOLDERS' INVESTMENT
                   ----------------------------------------

                                                  March 31,       Sept. 30,
                                                    2001            2000
                                                 ----------      ----------
                                                                  (Derived
                                                 (Unaudited)    from audited
                                                                 statements)
Current liabilities:

Accounts payable . . . . . . . . . . . . . .    $       438      $      966
Deferred contract revenue. . . . . . . . . .         10,392          10,346
Dividend payable . . . . . . . . . . . . . .          3,039           3,031
Accrued compensation and related costs . . .          1,421           1,792
Accrued pension costs. . . . . . . . . . . .          1,691           1,531
Accrued taxes on income. . . . . . . . . . .            552             535
Accrued expenses . . . . . . . . . . . . . .          2,079           1,991
                                                 ----------      ----------


Total current liabilities. . . . . . . . . .         19,612          20,192

Minority interest in subsidiary. . . . . . .            171              51
                                                 ----------      ----------

Total liabilities. . . . . . . . . . . . . .         19,783          20,243

Stockholders' investment:

Preferred stock, $.10 par value per share -
Authorized - 1,000,000 shares
Outstanding - None . . . . . . . . . . . . .          --              --
Common stock, $.10 par value per share -
Authorized - 20,000,000 shares
Outstanding - 8,683,622 shares at 3/31/01
and 8,660,748 shares at 9/30/00. . . . . . .            868             866
Premium paid in on common stock. . . . . . .          8,902           8,752
Cumulative translation adjustments . . . . .           (672)           (372)
Retained earnings. . . . . . . . . . . . . .         18,543          17,572
                                                 ----------      ----------

Total stockholders' investment . . . . . . .         27,641          26,818
                                                 ----------      ----------

                                                 $   47,424      $   47,061
                                                 ==========      ==========














                    The accompanying notes are an integral
                      part of these financial statements.

                        LANDAUER, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income
                       (000's, except per share amounts)
                                  (Unaudited)


                                Three Months Ended       Six Months Ended
                                     March 31,               March 31,
                               --------------------    --------------------
                                 2001        2000        2001        2000
                               --------    --------    --------    --------

Net Revenues . . . . . . . .   $ 13,833    $ 12,003    $ 26,562    $ 23,330

Cost and expenses:
Cost of revenues . . . . . .      4,796       4,161       9,568       8,267
Selling, general and
  administrative . . . . . .      3,358       2,686       6,276       5,355
Impairment in value
  of assets. . . . . . . . .      --            129       --            520
                               --------    --------    --------    --------
                                  8,154       6,976      15,844      14,142
                               --------    --------    --------    --------

Operating Income . . . . . .      5,679       5,027      10,718       9,188

Equity in income of
  joint venture. . . . . . .        153         175         334         350

Other income, net. . . . . .         31          49          56         108
                               --------    --------    --------    --------

Income before income
 taxes and minority
 interest. . . . . . . . . .      5,863       5,251      11,108       9,646

Income taxes . . . . . . . .      2,116       1,947       4,042       3,552
                               --------    --------    --------    --------

Income before minority
  interest . . . . . . . . .      3,747       3,304       7,066       6,094

Minority interest
  therein. . . . . . . . . .         13          11          20          38
                               --------    --------    --------    --------
Net income . . . . . . . . .   $  3,734    $  3,293    $  7,046    $  6,056
                               ========    ========    ========    ========

Net income per common share:

Basic. . . . . . . . . . . .   $   0.43    $   0.38    $   0.81    $   0.70
                               ========    ========    ========    ========
Based on average
  shares outstanding . . . .      8,679       8,661       8,672       8,651
                               ========    ========    ========    ========

Diluted. . . . . . . . . . .   $   0.43    $   0.38    $   0.81    $   0.70
                               ========    ========    ========    ========

Based on average
  shares outstanding . . . .      8,708       8,685       8,695       8,695
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

                        LANDAUER, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                    (000's)
                                  (Unaudited)


                                                        Six Months Ended
                                                            March 31,
                                                    -----------------------
                                                     2001            2000
                                                   --------        --------
Cash flow from operating activities:
  Net income . . . . . . . . . . . . . . . .       $  7,046        $  6,056
  Non-cash expenses, revenues, and gains
   reported in income
    Depreciation and amortization. . . . . .          2,250           2,182
    Equity in income of joint venture. . . .           (334)           (350)
    Exercise of stock options - net. . . . .            151              41
                                                   --------        --------
                                                      2,067           1,873
                                                   --------        --------
Net increase in other current assets . . . .         (1,776)           (957)
Net increase (decrease) in current
  liabilities. . . . . . . . . . . . . . . .           (483)          1,022
Net increase (decrease) due to
  exchange rates . . . . . . . . . . . . . .           (300)            180
Net increase in net long-term assets . . . .           (330)           (996)
                                                   --------        --------
                                                     (2,889)           (751)
                                                   --------        --------
Net cash generated from operating
  activities . . . . . . . . . . . . . . . .          6,224           7,178

Cash flow from investing activities:
  Acquisition of property, plant
    and equipment. . . . . . . . . . . . . .         (1,321)         (1,753)
                                                   --------        --------
Net cash used by investing activities. . . .         (1,321)         (1,753)

Cash flow from financing activities:
  Dividend received from foreign
    affiliate. . . . . . . . . . . . . . . .            378             400
  Dividends paid . . . . . . . . . . . . . .         (6,066)         (6,054)
                                                   --------        --------
Net cash used by financing activities. . . .         (5,688)         (5,654)
                                                   --------        --------

Net decrease in cash . . . . . . . . . . . .           (785)           (229)

Opening balance -
  cash and cash equivalents. . . . . . . . .          3,001           4,845
                                                   --------        --------
Ending balance -
  cash and cash equivalents. . . . . . . . .       $  2,216        $  4,616
                                                   ========        ========

Supplemental Disclosure of Cash
 Flow Information:
  Cash paid for income taxes . . . . . . . .       $  3,409        $  2,348
                                                   ========        ========

Supplemental Disclosure of
 Non-cash Financing Activity:
  Dividend declared. . . . . . . . . . . . .       $  3,039        $  3,031
                                                   ========        ========

                    The accompanying notes are an integral
                      part of these financial statements.

                        LANDAUER, INC. AND SUBSIDIARIES

          Notes to Consolidated Financial Statements - March 31, 2001

                                  (Unaudited)



(1)   BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements reflect the financial position of Landauer, Inc. and Subsidiaries ("Landauer" or "the Company") as of March 31, 2001 and September 30, 2000, and the consolidated results of operations for the three-month and six-month periods ended
March 31, 2001 and 2000 and consolidated cash flows for the six-month periods ended March 31, 2001 and 2000. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Landauer as of March 31, 2001 and September 30, 2000, and the consolidated results of operations for the three-month and six-month periods ended March 31, 2001 and 2000, and cash flows for the six-month periods ended March 31, 2001 and 2000.

      The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 2000 Landauer Annual Report on Form 10-K, which is incorporated by reference.

      Certain reclassifications have been made in the statements for comparative purposes. These reclassifications have no effect on the results of operations or financial position.

      The results of operations for the three-month and six-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


(2)   CASH DIVIDENDS

      On March 9, 2001, the Company declared a regular quarterly cash dividend in the amount of $ .35 per share payable on April 13, 2001, to stockholders of record on March 23, 2001. On December 22, 2000, the Company declared a regular quarterly cash dividend in the amount of $ .35 per share payable on January 18, 2001, to stockholders of record on January 4, 2001.

      Regular quarterly cash dividends of $ .35 per share ($1.40 annually) were declared during fiscal 2000.


(3)   COMPREHENSIVE INCOME

      Comprehensive income is the total of net income and all other nonowner changes in equity. The following table sets forth Company's comprehensive income for the three and six month periods ended March 31, 2001 and 2000 (000's):

                        LANDAUER, INC. AND SUBSIDIARIES

     Notes to Consolidated Financial Statements - March 31, 2001 (Cont'd.)


                                Three Months Ended       Six Months Ended
                                     March 31,               March 31,
                               --------------------    --------------------
                                 2001        2000        2001        2000
                               --------    --------    --------    --------

Net income . . . . . . . . .   $  3,734    $  3,293    $  7,046    $  6,056
Other comprehensive income-
Foreign currency
  translation adjustment . .       (163)         62        (300)        180
                               --------    --------    --------    --------
Comprehensive income . . . .   $  3,571    $  3,355    $  6,746    $  6,236
                               ========    ========    ========    ========

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

      Landauer's cash flow from operating activities for the six months ended March 31, 2001 and 2000 amounted to $6,224,000 and $7,178,000, respectively. Acquisitions of property, plant and equipment amounted to $1,321,000 and $1,753,000, respectively for fiscal 2001 and 2000. The Company's financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture.

      The Company has no long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for the balance of fiscal 2001 are expected to amount to approximately $2,500,000 principally for the acquisition of equipment to support the Company's Luxel product line, introduction of new products, the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

      The Company presently maintains external sources of liquidity in the form of a $5 million line of credit with its bank. In the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments amounted to $10,392,000 and $10,346,000, respectively, as of March 31, 2001 and September 30, 2000, and are included in deferred contract revenue. While these amounts represent more than one-half of current liabilities, such amounts generally do not represent a cash requirement.

RESULTS OF OPERATIONS

      Revenues for the quarter ended March 31, 2001 were 15.2% higher compared with the same quarter a year ago. The increase in revenues was primarily attributable to higher pricing for the Company's products and services, increased unit demand principally resulting from the recent acquisition of another dosimetry service provider, and stronger demand in the Company's Homebuyer's Preferred unit. Gross margins were 65.3% of revenues for the second quarter of fiscal 2001, which was comparable with the same period in 2000.

      Selling, general and administrative expenses were slightly higher in the second quarter as a percent of revenues at 24.3% versus 23.5% for the second quarter of fiscal 2000 as a result of consulting fees related to the Company's technology and business development initiatives, and higher employee and amortization costs. Prior year selling, general and administrative expenses were impacted by the final portion of the non-cash asset impairment charge in the amount of $129,000 related to the Company's discontinuation of older radiation measurement technologies. As a result, operating income for the second quarter of 2001 was 41.1% of revenues compared to 41.9% for the same period last year. Income before taxes and minority interest was 42.4% of the revenues for the quarter just ended compared to 43.7% for the second fiscal quarter of 2000.

      The effective tax rate for the Company during the second quarter of fiscal 2001 was 36.1% compared with 37.1% for the second quarter of fiscal 2000. Resulting net income of $3,734,000 for the second fiscal quarter of 2001 compared with $3,293,000 reported in fiscal 2000. Diluted income per share for the current quarter was $ .43 versus $ .38 for fiscal 2000.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONT'D)


      Revenues for the six months ended March 31, 2001, were 13.9% higher compared with the first six months of fiscal 2000. The increase in revenues was attributable to higher pricing for the Company's products and services, increased unit demand principally resulting from the recent acquisition of better dosimetry service provider, and stronger demand in the Company's Homebuyer's Preferred unit. Gross margins for the first half of fiscal 2000 were 64.0% of revenues, consistent with 64.6% a year ago.

      Selling, general, and administrative expenses were 23.6% of revenues for the first half of fiscal 2001 compared to 23.0% for the first half of fiscal 2000. The prior year-to-date earnings were impacted by $520,000 of the asset impairment charges. Operating income for the first half of fiscal 2001 was 40.4% of revenues compared with 39.4% for the same period last year; absent the asset impairment charges operating income was 41.6% of revenues in the prior year. Income before income taxes and minority interest was 41.8% of revenues for the six months just ended compared to 41.3% of revenues for the same period in fiscal 2000.

      The effective tax rate for the Company during the first half of fiscal 2000 was 36.4% compared with 36.8% a year ago. Resulting net income of $7,046,000 for the first six months of 2001 exceeded earnings of $6,056,000 reported in fiscal 2000. Diluted income per share for the first half of fiscal 2001 was $ .81, compared to $ .70 in the first fiscal half of 2000; absent the asset impairment charges, fiscal 2000 earnings would have been $.74 per diluted share.





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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At its Annual Meeting held on February 7, 2001, the shareholders voted to re-elect Dr. Gary D. Eppen and Michael D. Winfield as directors for three-year terms. Voting for all nominees were 7,442,469 shares (representing 85.9% of total shares outstanding), and votes for 63,779 shares were withheld from all nominees. Continuing as directors are Robert
J. Cronin, Thomas M. Fulton, Brent A. Latta, Richard R. Risk and Paul B. Rosenberg.

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


                                     LANDAUER, INC.

Date: May 14, 2001

                                     /s/ James M. O'Connell
                                     --------------------------------
                                     James M. O'Connell
                                     Vice President and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)