Form 10-Q
period 2001-06-30
LANDAUER INC
filed 2001-08-14
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549


                                  FORM 10-Q


      [ X ]   QUARTERLY REPORT pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the quarterly period ended JUNE 30, 2001 or


      [   ]  TRANSITION REPORT pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

            For the transition from ____________  to  ___________




                               LANDAUER, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)



                       Commission File Number  1-9788



                  Delaware                            06-1218089
      -------------------------------           ---------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                  Class                   Outstanding at August 13, 2001
      ----------------------------        ------------------------------
      Common stock, $.10 par value                    8,714,788

PART I.     FINANCIAL INFORMATION


                       LANDAUER, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets
                                   (000's)



                                   ASSETS
                                   ------

                                               June 30,       Sept. 30,
                                                2001            2000
                                               --------       ---------
                                             (Unaudited)   (Derived from
                                                               audited
                                                             statements)
Current assets:
  Cash and cash equivalents . . . . . .        $  3,944        $  3,001
  Short-term investments. . . . . . . .             380             475
  Accounts receivable, less
    allowances of $383 at 6/30/01
    and $385 at 9/30/00 . . . . . . . .          12,973          10,734
  Inventories . . . . . . . . . . . . .           1,592           1,587
  Prepaid expenses. . . . . . . . . . .             564             308
  Prepaid income taxes. . . . . . . . .             454             849
                                               --------        --------

      Total current assets. . . . . . .          19,907          16,954

Property, plant and equipment,
 at cost. . . . . . . . . . . . . . . .          34,271          32,198
  Less: Accumulated depreciation
    and amortization. . . . . . . . . .          18,320          16,161
                                               --------        --------

Net property, plant and
  equipment . . . . . . . . . . . . . .          15,951          16,037

Cost of purchased businesses
  in excess of net assets acquired. . .           3,756           4,021
Equity in joint venture . . . . . . . .           3,409           3,550
Other assets. . . . . . . . . . . . . .           6,554           6,499
                                               --------        --------

                                               $ 49,577        $ 47,061
                                               ========        ========


















                   The accompanying notes are an integral
                     part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES

                    Consolidated Balance Sheets (Cont'd.)
                        (000's, except share amounts)


                  LIABILITIES AND STOCKHOLDERS' INVESTMENT
                  ----------------------------------------

                                               June 30,       Sept. 30,
                                                2001            2000
                                               --------       ---------
                                             (Unaudited)   (Derived from
                                                               audited
                                                             statements)

Current liabilities:
  Accounts payable. . . . . . . . . . .        $    215        $    966
  Deferred contract revenue . . . . . .          11,684          10,346
  Dividend payable. . . . . . . . . . .           3,047           3,031
  Accrued compensation and
    related costs . . . . . . . . . . .           1,962           1,792
  Accrued pension costs . . . . . . . .           1,709           1,531
  Accrued taxes on income . . . . . . .              13             535
  Accrued expenses. . . . . . . . . . .           2,680           1,991
                                               --------        --------

      Total current liabilities . . . .          21,310          20,192

Minority interest in subsidiary . . . .             111              51
                                               --------        --------
Total liabilities . . . . . . . . . . .          21,421          20,243

Stockholders' investment:
  Preferred stock, $.10 par value
    per share -
  Authorized - 1,000,000 shares
  Outstanding - None. . . . . . . . . .           --               --
  Common stock, $.10 par value
    per share -
  Authorized - 20,000,000 shares
  Outstanding - 8,706,019 shares
    at 6/30/01 and 8,660,748 shares
    at 9/30/00  . . . . . . . . . . . .             871             866
  Premium paid in on common stock . . .           9,156           8,752
  Cumulative translation adjustments. .            (847)           (372)
  Retained earnings . . . . . . . . . .          18,976          17,572
                                               --------        --------
      Total stockholders'
        investment. . . . . . . . . . .          28,156          26,818
                                               --------        --------
                                               $ 49,577        $ 47,061
                                               ========        ========














                   The accompanying notes are an integral
                     part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES

                      Consolidated Statements of Income
                      (000's, except per share amounts)
                                 (Unaudited)


                              Three Months Ended     Nine Months Ended
                             --------------------   --------------------
                             June 30,    June 30,   June 30,    June 30,
                               2001        2000       2001        2000
                             --------    --------   --------    --------

Net Revenues. . . . . . . .  $ 12,941    $ 11,598   $ 39,503    $ 34,928

Cost and expenses:
  Cost of revenues. . . . .     4,640       4,401     14,208      12,669
  Selling, general and
    administrative. . . . .     2,975       2,132      9,251       7,486
  Impairment in value
    of assets . . . . . . .     --          --         --            520
                             --------    --------   --------    --------
                                7,615       6,533     23,459      20,675
                             --------    --------   --------    --------

Operating Income. . . . . .     5,326       5,065     16,044      14,253

Equity in income of
  joint venture . . . . . .        94         156        428         508

Other income, net . . . . .        35          59         91         165
                             --------    --------   --------    --------

Income before income
  taxes and minority
  interest. . . . . . . . .     5,455       5,280     16,563      14,926

Income taxes. . . . . . . .     1,970       1,956      6,012       5,508
                             --------    --------   --------    --------

Income before minority
  interest. . . . . . . . .     3,485       3,324     10,551       9,418

Minority interest
  therein . . . . . . . . .         6           9         26          47
                             --------    --------   --------    --------

Net income. . . . . . . . .  $  3,479    $  3,315   $ 10,525    $  9,371
                             ========    ========   ========    ========

Net income per common
 share:
  Basic . . . . . . . . . .  $   0.40    $   0.38   $   1.21    $   1.08
                             ========    ========   ========    ========
  Based on average
    shares outstanding. . .     8,699       8,661      8,681       8,660
                             ========    ========   ========    ========


  Diluted . . . . . . . . .  $   0.40    $   0.38   $   1.21    $   1.08
                             ========    ========   ========    ========
  Based on average
    shares outstanding. . .     8,780       8,683      8,722       8,691
                             ========    ========   ========    ========



                   The accompanying notes are an integral
                     part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
                                   (000's)
                                 (Unaudited)


                                                     Nine Months Ended
                                                   ---------------------
                                                   June 30,     June 30,
                                                     2001         2000
                                                   --------     --------

Cash flow from operating activities:
  Net income. . . . . . . . . . . . . . . . . .    $ 10,525     $  9,371
  Non-cash expenses, revenues, and gains
   reported in income
    Depreciation and amortization . . . . . . .       3,279        2,979
    Equity in income of joint venture . . . . .        (428)        (507)
    Exercise of stock options - net . . . . . .         408           41
                                                   --------     --------
                                                      3,259        2,513
                                                   --------     --------
      Net increase in other current assets. . .      (1,992)      (2,102)
      Net increase in current liabilities . . .       1,146        2,519
      Net increase (decrease) due to
        exchange rates. . . . . . . . . . . . .        (475)          75
      Net increase in net long-term assets. . .        (721)      (1,304)
                                                   --------     --------
                                                     (2,042)        (812)
                                                   --------     --------
      Net cash generated from
        operating activities. . . . . . . . . .      11,742       11,072

Cash flow from investing activities:
  Acquisition of property, plant
    and equipment . . . . . . . . . . . . . . .      (2,073)      (2,453)
                                                   --------     --------
      Net cash used by investing activities . .      (2,073)      (2,453)

Cash flow from financing activities:
    Dividend received from foreign affiliate. .         378          400
    Dividends paid. . . . . . . . . . . . . . .      (9,104)      (9,085)
                                                   --------     --------
      Net cash used by financing activities . .      (8,726)      (8,685)
                                                   --------     --------

Net increase (decrease) in cash . . . . . . . .         943          (66)

Opening balance - cash and cash equivalents . .       3,001        4,524
                                                   --------     --------
Ending balance - cash and cash equivalents. . .    $  3,944     $  4,458
                                                   ========     ========

Supplemental Disclosure of Cash Flow
 Information:
  Cash paid for income taxes. . . . . . . . . .    $  5,361     $  3,792
                                                   ========     ========

Supplemental Disclosure of Non-cash Financing
 Activity:
  Dividend declared . . . . . . . . . . . . . .    $  3,047     $  3,031
                                                   ========     ========




                   The accompanying notes are an integral
                     part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES

         Notes to Consolidated Financial Statements - June 30, 2001

                                 (Unaudited)



(1)   BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements reflect the financial position of Landauer, Inc. and Subsidiaries ("Landauer" or "the Company") as of June 30, 2001 and September 30, 2000, and the consolidated results of operations for the three-month and nine-month periods ended June 30, 2001 and 2000 and consolidated cash flows for the nine-month periods ended June 30, 2001 and 2000. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Landauer as of June 30, 2001 and September 30, 2000, and the consolidated results of operations for the three-month and nine-month periods ended June 30, 2001 and 2000, and cash flows for the nine-month periods ended June 30, 2001 and 2000.

      The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 2000 Landauer Annual Report on Form 10-K, which is incorporated by reference.

      Certain reclassifications have been made in the statements for comparative purposes. These reclassifications have no effect on the results of operations or financial position.

      The results of operations for the three-month and nine-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


(2)   CASH DIVIDENDS

      On June 8, 2001, the Company declared a regular quarterly cash dividend in the amount of $.35 per share payable on July 13, 2001 to stockholders of record on June 22, 2001. On March 9, 2001, the Company declared a regular quarterly cash dividend in the amount of $ .35 per share payable on April 13, 2001, to stockholders of record on March 23, 2001. On December 22, 2000, the Company declared a regular quarterly cash dividend in the amount of $ .35 per share payable on January 18, 2001, to stockholders of record on January 4, 2001.

      Regular quarterly cash dividends of $ .35 per share ($1.40 annually) were declared during fiscal 2000.


(3)   COMPREHENSIVE INCOME

      Comprehensive income is the total of net income and all other nonowner changes in equity. The following table sets forth Company's comprehensive income for the three and nine month periods ended June 30, 2001 and 2000 ($000's):

                       LANDAUER, INC. AND SUBSIDIARIES

    Notes to Consolidated Financial Statements - June 30, 2001 (Cont'd.)



                              Three Months Ended     Nine Months Ended
                             --------------------   --------------------
                             June 30,    June 30,   June 30,    June 30,
                               2001        2000       2001        2000
                             --------    --------   --------    --------

Net income. . . . . . . . .  $  3,479    $  3,315   $ 10,525    $  9,371

Other comprehensive income-
Foreign currency
  translation adjustment. .      (175)       (105)      (475)         75
                             --------    --------   --------    --------

Comprehensive income. . . .  $  3,304    $  3,210   $ 10,050    $  9,446
                             ========    ========   ========    ========





         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Landauer's cash flow from operating activities for the nine months ended June 30, 2001 and 2000 amounted to $11,742,000 and $11,072,000, respectively. Acquisitions of property, plant and equipment amounted to $2,073,000 and $2,453,000, respectively for fiscal 2001 and 2000. The Company's financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture.

      The Company has no long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for the balance of fiscal 2001 are expected to amount to approximately $1,500,000 principally for the acquisition of equipment to support the Company's Luxel product line, introduction of new products, the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

      The Company presently maintains external sources of liquidity in the form of a $5 million line of credit with its bank. In the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments amounted to $11,684,000 and $10,346,000, respectively, as of June 30, 2001 and September 30, 2000, and are included in deferred contract revenue. While these amounts represent more than one-half of current liabilities, such amounts generally do not represent a cash requirement.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONT'D.)



RESULTS OF OPERATIONS
---------------------

      Revenues for the quarter ended June 30, 2001 were 11.6% higher compared with the same quarter a year ago. The increase in revenues was primarily attributable to higher pricing for the Company's products and services and increased unit demand principally resulting from the recent acquisition of another dosimetry service provider. Gross margins were 64.1% of revenues for the second quarter of fiscal 2001, which was improved relative to the same period in 2000 when gross margins were 62.1%.

      Selling, general and administrative expenses were higher in the third quarter as a percent of revenues at 23.0% versus 18.4% for the third quarter of fiscal 2000 as a result of consulting fees related to the Company's technology and business development initiatives, and higher employee and amortization costs. In addition, selling, general and administrative expenses for the third quarter of last fiscal year were favorably impacted by the recognition of a one-time $500,000 technology cost reimbursement from the Company's 50% owned subsidiary, Nagase Landauer. As a result, operating income for the third quarter of 2001 was 41.2% of revenues compared to 43.7% for the same period last year. Income before taxes and minority interest was 42.2% of the revenues for the quarter just ended compared to 45.5% for the third fiscal quarter of 2000.

      The effective tax rate for the Company during the third quarter of fiscal 2001 was 36.1% compared with 37.0% for the third quarter of fiscal 2000. Resulting net income of $3,479,000 for the third fiscal quarter of 2001 compared with $3,315,000 reported in fiscal 2000. Diluted income per share for the current quarter was $ .40 versus $ .38 for fiscal 2000.

      Revenues for the nine months ended June 30, 2001, were 13.1% higher compared with the first nine months of fiscal 2000. The increase in revenues was attributable to higher pricing for the Company's products and services and increased unit demand principally resulting from the recent acquisition of another dosimetry service provider. Gross margins for the first half of fiscal 2000 were 64.0% of revenues, improved slightly from 63.7% a year ago.

      Selling, general, and administrative expenses were 23.4% of revenues for the first nine months of fiscal 2001 compared to 21.4% for the same period of fiscal 2000. The prior year-to-date earnings were impacted by $520,000 of the asset impairment charges, but are effectively offset by the $500,000 Nagase Landauer technology cost reimbursement. Operating income for the first nine months of fiscal 2001 was 40.6% of revenues compared with 40.8% for the same period last year. Income before income taxes and minority interest was 41.9% of revenues for the nine months just ended compared to 40.8% of revenues for the same period in fiscal 2000.

      The effective tax rate for the Company during the first nine months of fiscal 2000 was 36.3% compared with 36.9% a year ago. Resulting net income of $10,525,000 for the first nine months of 2001 exceeded earnings of $9,371,000 reported in fiscal 2000. Diluted income per share for the first nine months of fiscal 2001 was $ 1.21, compared to $ 1.08 in the nine months fiscal half of 2000.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONT'D.)



ACCOUNTING PRONOUNCEMENTS
-------------------------

      On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"), and Statements of Financial Accounting Standards No.142 "Goodwill and Other Intangible Assets" ("SFAS 142"). These pronouncements change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS
No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. We are currently evaluating the provisions of SFAS 141 and SFAS 142 and the impact that adoption will have on our financial position and results of operations. Based on historical purchase price allocations or preliminary allocations for business combinations completed prior to June 30, 2001, we estimate that the cessation of goodwill amortization will increase our operating income by approximately $160,000 on an annualized basis when the accounting pronouncements are adopted by the company.


FORWARD LOOKING STATEMENTS
--------------------------

      Certain of the statements made herein constitute forward looking statements that are based on certain assumptions and involve certain risks and uncertainties, including assumptions and risks associated with the Company's introduction of its Luxel technology, the usefulness of older technologies, the cost associated with the Company's business development and research efforts, he anticipated results of operations of the Company, the Company's market position, the Company's business plans, the effects of changing economic and competitive conditions, foreign exchange risks and government regulations. Such assumptions may not materialize to the extent assumed and such risks and uncertainties may cause actual results to differ from anticipated results. Additional information may be obtained by reviewing the Company's reports filed from time to time with the SEC.

PART II.    OTHER INFORMATION


ITEM 2.     LEGAL PROCEEDINGS

      Landauer is involved in various legal proceedings but believes that these matters will be resolved without a material effect on its financial position.


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None


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


Date: August 13, 2001

                                    /s/ James M. O'Connell
                                    -----------------------------
                                    James M. O'Connell
                                    Vice President and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)

694: