Form 10-K405
period 2001-09-30
LANDAUER INC
filed 2001-12-31
CIK 825410

Securities and Exchange Commission                                 FORM 10-K
Washington, DC 20549


                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended September 30, 2001


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



     Registrant's telephone number, including area code: (708) 755-7000



         Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK WITH PAR VALUE OF $.10              AMERICAN STOCK EXCHANGE
-----------------------------------              -----------------------
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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ X ] No [ ]

      As of December 21, 2001, 8,737,846 common shares were outstanding, and the aggregate market value of the voting and nonvoting common equities (based upon the closing price on the American Stock Exchange) held by non-affiliates was approximately $276,994,000.

      Certain portions of the registrant's definitive Proxy Statement in connection with the February 27, 2002 Annual meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                   PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION

      Landauer, Inc. is a Delaware corporation organized on December 22, 1987 to carry on the radiation monitoring business previously established by Tech/Ops, Inc. (Tech/Ops). On February 6, 1991, the Company changed its name from Tech/Ops Landauer, Inc. to Landauer, Inc.

      The Company offers a service for measuring, primarily through optically stimulated luminescent badges worn by client personnel, the dosages of x-ray, gamma radiation and other penetrating ionizing radiations to which the wearer has been exposed. This technology is marketed under the trade name, Luxel<registered trademark>. While most of the Company's revenues are domestic, these services are also marketed in the United Kingdom and Canada. As of October 1, 1998, the Company acquired a 75% interest in SAPRA-Landauer, Ltda., which provides radiation dosimetry services in Brazil. As of December 28, 1998, SAPRA-Landauer acquired the radiation dosimetry service business formerly conducted by REM in Sao Paulo, Brazil. During July 1999, the government approved the Company's joint venture agreement with China National Nuclear Corporation to form Beijing-Landauer, Ltd., which provides radiation monitoring services in China. Landauer, Inc. owns a 70% interest in the venture.

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

      Landauer operates a crystal manufacturing facility in Stillwater, Oklahoma which it acquired in August 1998.

      The Company's shares are listed on the American Stock Exchange. As of September 30, 2001, there were 8,729,031 shares outstanding. Beginning January 15, 2002, the Company's shares will be listed on the New York Stock Exchange. The trading symbol is LDR.

      As used herein, the "Company" or "Landauer" refers to Landauer, Inc. and its subsidiaries.


MARKETING AND SALES

      Landauer's dosimetry services are marketed primarily by full-time Company personnel located in Illinois, California, Connecticut, Georgia, Texas, and the United Kingdom. The Company's services are marketed through ventures in Japan, Brazil and China. In addition, U.S. sales personnel market these services in Canada. Other firms and individuals market the Company's services on a commission basis, primarily to small customers.

      Worldwide, the Company and its affiliates serve more than 55,000 customers representing more than 1.25 million individuals. Typically, a client will contract for a year's service in advance, representing monthly, bi-monthly or quarterly badges, readings, and reports. Sales are made principally on a subscription basis and deferred contract revenue, as shown on the consolidated balance sheet, represents advance payment for services to be rendered. At September 30, 2001 and 2000, deferred contract revenue was $10,890,000 and $10,346,000, respectively.

      Radon gas detection kits are marketed primarily to institutional customers and government agencies.

      The Homebuyer's Preferred Radon Protection Plan service agreement is marketed to companies and to their corporate relocation service providers for the benefit of purchasers of residences incident to transfers of personnel.


PATENTS

      The Company holds exclusive worldwide licenses to patent rights for certain technologies which measure and image radiation exposure to crystalline materials when stimulated with light. These licenses were acquired by the Company from Battelle Memorial Institute and Oklahoma State University as part of collaborative efforts to develop and commercialize a new generation of radiation dosimetry technology. These licenses expire from the years 2011 through 2015.

      As of September 30, 2001, the Company was using the optically stimulated luminescent (OSL) technology to provide dosimetry services to essentially all of its domestic and international customers. These licenses and systems represent an important proprietary component of the OSL commercial service known as Luxel<registered trademark>.

      Additionally, the Company holds certain patent rights which relate to various designs of alpha-track radon detection devices. These patents expire from the years 2001 through 2010.

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

      With the exception of Japan, the United Kingdom, and Brazil, radiation monitoring activities in many foreign countries are generally conducted by government agencies. The Japanese market is served by the Company through its 50%-owned joint venture, Nagase-Landauer, Ltd. Customers in the United Kingdom are served by the Company's facility in Oxford. In early 1995, the Company began offering radiation monitoring services to customers in Canada following approval of the Company's devices by Canadian authorities. Customers in Brazil are served through the Company's joint venture, SAPRA-Landauer, Ltda. The Company began offering service to customers in China during fiscal 2000.

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


RESEARCH AND DEVELOPMENT

      The Company's technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. The development of OSL dosimetry, announced in 1994, was funded by the Company in its collaborative effort with Battelle Memorial Institute and Oklahoma State University. The Company commercialized this technology over the past three years and has converted nearly all of its customers to the new technology.

      The Company also participates regularly in several technical professional societies, both domestic and international, that are active in the fields of health physics and radiation detection and monitoring.


ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATIONS

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

      The U.S. Postal Service is currently studying the feasibility of irradiating letters and packages to protect the public from exposure to certain biological compounds. Widespread use of irradiation of the U.S. mails has the potential to adversely affect the Company's ability to reliably provide radiation dose information for its customers. The Company and other postal customers who may be impacted by irradiation of the U.S. mails are working with the postal service to establish alternative delivery channels in the event that irradiation becomes more widely used.


EMPLOYEES AND LABOR RELATIONS

      As of September 30, 2001, the Company employed approximately 400 full-time employees worldwide. Landauer believes its relations with its employees are good.


ITEM 2. PROPERTIES

      Landauer owns three adjacent buildings totaling approximately 60,000 square feet in Glenwood, Illinois, about 30 miles south of Chicago. The properties and equipment of the Company are in good condition and, in the opinion of management, are suitable and adequate for the Company's operations. The Company maintains a crystal growth facility in Stillwater, Oklahoma and maintains offices and/or locations in Japan, the United Kingdom, Brazil and China.


ITEM 3. LEGAL PROCEEDINGS

      At September 30, 2001, Landauer was involved in various legal proceedings, but believes that these matters will be resolved without a material effect on its liquidity, results of operation, or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company are as follows:

NAME OF OFFICER         AGE         POSITION
---------------         ---         --------

Brent A. Latta          58          President and Chief Executive Officer

James M. O'Connell      54          Vice President, Finance, Treasurer,
                                    Secretary, and Chief Financial Officer

R. Craig Yoder          49          Senior Vice President,
                                    Marketing and Technology

Joseph M. Zlotnicki     45          Vice President - International

Robert M. Greaney       48          Vice President - Operations

      All of the Company's executive officers have been employed by the Company for more than five years. Mr. Latta, who joined the Company in April, 1987 as Vice President, had for more than five years previously been Vice President, Marketing of Sherwood Medical Company, a manufacturer and distributor of medical products. Prior to being elected President and Chief Executive Officer in 1998, Mr. Latta served as the Vice President Marketing of the Company. Mr. O'Connell, prior to joining the Company in September 1990, served in various financial capacities in the telecommunications, manufacturing and financial services industries. Dr. Yoder was elected to his position after serving as the Company's Vice President of Operations since 1994. Prior to joining the Company, he was a member of the senior technical staff at Pennsylvania Power and Light, and at Battelle Pacific Northwest Laboratory. Mr. Zlotnicki was elected to his position in 2000 and has served Landauer for ten years, most recently as Manager of Corporate Development. Prior to joining Landauer, Mr. Zlotnicki worked ten years for Amersham International. Mr. Greaney was elected to his position in February 2001. He has held positions of increasing responsibility involving operations and project management since joining the Company in 1973.

      There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

      The Company's Common Stock has been traded on the American Stock Exchange since 1988. A summary of market prices of the Company's Common Stock is set forth in the table on page 27 of this Annual Report on Form 10-K. On December 21, 2001, there were approximately 600 shareholders of record. The Company believes that there are approximately 2,000 beneficial owners of its common stock. There were no sales of unregistered securities during fiscal 2001. Beginning on January 15, 2002, the Company's Common Stock will trade on the New York Stock Exchange.

      The Company has paid regular quarterly cash dividends since January 1990. The Company has also paid special cash dividends in 1990 and 1992.
A summary of cash dividends paid for the last two years is set forth in the table on page 27 of this Annual Report on Form 10-K.


ITEM 6.  SELECTED FINANCIAL DATA

      A summary of selected financial data for the last six years is set forth on page 1 of the Company's Annual Report to Stockholders accompanying this Annual Report on Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

      Net revenues for fiscal 2001 were $53,028,000 compared with revenues of $47,174,000 reported for fiscal 2000, a gain of 12.4%. Revenue growth for fiscal 2001 reflected a realization of market pricing for the value provided by Luxel, stronger demand for the ancillary products and services this technology offers to our customers and account gains in key market segments. Also contributing to revenue growth was the acquisition of a small dosimetry service provider early in the year.

      Costs and expenses in fiscal 2001 grew at a slightly lower rate than revenues. Gross margins increased moderately and operating expense increased, primarily the result of our ongoing investment in the development of new products, markets and technologies.

      Net other income was almost 25% lower than in fiscal 2000 reflecting lower investment income and lower venture income. Although income taxes were higher, the Company's effective tax rate was lower than a year ago at 36.5%.

      As a result, net income for fiscal 2001 increased $1,562,000 or 12.2%, to $14,324,000. Diluted earnings per share increased from $1.47 in fiscal 2000 to $1.64 in fiscal 2001.

      Certain reclassifications have been made in the financial statements for comparative purposes. These reclassifications have no effect on the results of operation or financial position.

FISCAL 2000 COMPARED TO FISCAL 1999

      Net revenues for fiscal 2000 were $47,174,000 an increase of $3,374,000, or 7.7%, over fiscal 1999. The growth in revenues resulted from increased pricing for domestic personnel dosimetry services, gains in volume for ancillary products and services and international growth.

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

      Other income for fiscal 2000 decreased to $999,000 from $1,122,000 in fiscal 1999, primarily as a result of lower interest income. Equity earnings from the 50%-owned joint-venture, Nagase-Landauer, were $759,000 in fiscal 2000 and $748,000 in fiscal 1999.

      Income tax expense for fiscal 2000 was $7,519,000 compared with $6,325,000 in fiscal 1999. The effective tax rate was 37.0% for fiscal 2000 and 39.8% for 1999; the lower effective rate resulted from the non-deductibility of the write-down of goodwill, part of the special charge in 1999.

      As a result, net income for fiscal 2000 increased $3,273,000, or 34.5%, to $12,762,000. Diluted income per share increased from $1.09 in fiscal 1999 to $1.47 in fiscal 2000. Absent the non-cash charges, diluted income per share increased from $1.35 to $1.51 in fiscal 2000.

FOURTH QUARTER RESULTS OF OPERATIONS

      Revenues in the fourth quarter of fiscal 2001 were 10.4% higher than reported in the same period in fiscal 2000. Revenue growth for the quarter reflected improved market pricing as well as incremental volume, primarily achieved through the acquisition of a small dosimetry service provider early in fiscal 2001. Net income for the quarter of $3,799,000 represented a 12% increase compared with the same period in 2000. Diluted income per share for the fourth quarters of 2001 and 2000 was $.43 and $.39, respectively.

      Revenues in the fourth quarter of fiscal 2000 were 13.6% higher than reported in the same period in fiscal 1999. Fourth quarter revenues included higher pricing, as well as revenue growth from our international ventures and ancillary products and services. Net income for the quarter of $3,392,000 represented a 34% increase compared with the same period in 1999. Diluted income per share for the fourth quarters of 2000 and 1999 was $.39 and $.29, respectively. Fiscal 1999 results include a $.03 non-cash charge relating to the asset impairment.

LIQUIDITY AND CAPITAL RESOURCES

      Landauer's cash flows, as shown in the statement of cash flows, can differ from year to year as a result of the Company's investment and financing activities. Investments in short-term instruments with a maturity of greater than three months are classified separately from cash and equivalents, and investments with maturities of greater than one year are classified as non-current assets.

      Investing activities included acquisitions of property, plant and equipment (including amortizable dosimetry device components) and amounted to $3,219,000 and $3,799,000, respectively, in fiscal 2001 and 2000. In
September 2000, the Company invested $2,550,000 to acquire certain assets of the Eberline Analytical Corporation; and, in 1999, the Company invested $3,363,000 for its acquisition of SAPRA-Landauer and the REM dosimetry service in Brazil. Cash paid for income taxes was $7,127,000 in 2001 and $5,302,000 in fiscal 2000.

      At September 30, 2001, the Company had no significant long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for fiscal 2002 are expected to amount to $4,400,000, principally for equipment and software development. The Company anticipates that funds for these capital improvements will be provided from operations.

      The Company presently maintains bank lines of credit totaling $5,000,000. In the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

      Landauer requires limited working capital for its operations since many of its customers pay for annual services in advance. Such advance payments amounted to $10,890,000 and $10,346,000, respectively, as of September 30, 2001 and 2000, and are included in deferred contract revenue.

While these amounts represent approximately one-half of current liabilities, such amounts generally do not represent a cash requirement.

      Landauer offers radiation monitoring services in the United Kingdom, Canada, Japan, Brazil and China. The Company's operations in these markets do not depend on significant capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and certain other intangible assets will no longer be systematically amortized, but instead will be reviewed for impairment each year and written down and charged to results of operations when their carrying amount exceeds their estimated fair value. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt SFAS 142 effective October 1, 2001. Management expects that the effect of ceasing amortization of goodwill will increase net income by approximately $220,000 after tax, or 2.5 cents per diluted share, in fiscal 2002. The Company has not completed its assessment of the additional effects of adopting SFAS 142.

INFLATION

      From time to time the Company tries to reflect the inflationary impact of materials, labor and other operating costs and expenses in its prices. The market for the services which the Company offers, however, is highly competitive, and in some cases has limited the ability of the Company to offset inflationary cost increases.

COMPUTER SOFTWARE MODIFICATIONS

      During 1996, the Company established an internal task force to review the extent to which the Company's computer software, computer hardware and non-information technology system were year 2000 compliant. This task force, assisted in certain instances by outside consultants, completed an internal assessment of the systems with a view to determining whether any remediation or replacement was necessary for the continued operation of such systems. The Company focused its compliance efforts on software, hardware and non-information technology systems.

      The Company completed remediation, installation and compliance testing of all of its mission critical software and hardware systems. The Company experienced no significant adverse consequences as a result of year 2000 compliance issues.

      The Company estimates that the total cost of remediation and replacement of its non-compliant systems amounted to $2,069,000, and the total estimated cost of compliance expenditures for systems treated as a capital expenditure was $606,000 and is included in the above estimates.

FORWARD LOOKING STATEMENTS

      Certain matters contained in this report are forward-looking statements, including, without limitation, statements concerning the development and introduction of new technologies, the Company's market position, the risks of conducting business internationally, the effects of changing economic and competitive conditions, and pending accounting announcements. The word "believe", "expect", anticipate", and "estimate" and other similar expressions generally identify forward-looking statements. All forward-looking statements contained herein are based largely on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         CONSOLIDATED BALANCE SHEETS
                       LANDAUER, INC. AND SUBSIDIARIES
                           (Dollars in thousands)




                                                    (Dollars in Thousands)
--------------------------------------------------------------------------
As of September 30,                           Notes      2001        2000
--------------------------------------------------------------------------

ASSETS
Current Assets
  Cash and cash equivalents                       1   $  7,055    $  3,001
  Short-term investments                          1        387         475
  Receivables, net of allowance for
    doubtful accounts of $368,000
    in 2001 and $385,000 in 2000                        11,713      10,734
  Inventories                                     1      1,693       1,587
  Prepaid expenses                                         707         308
  Prepaid income taxes                                   --            849
--------------------------------------------------------------------------
Total current assets                                    21,555      16,954
--------------------------------------------------------------------------

Property, plant and equipment, at cost:           1
  Land and improvements                                    538         538
  Buildings and improvements                             3,519       3,469
  Equipment                                             31,360      28,191
--------------------------------------------------------------------------
                                                        35,417      32,198

  Less: accumulated depreciation
    and amortization                                    18,917      16,161
--------------------------------------------------------------------------

Net property, plant and equipment                       16,500      16,037
--------------------------------------------------------------------------

Equity in joint venture                           3      2,331       3,550
Goodwill and other intangible assets,
  net of amortization                         1 & 4      6,573       7,340
Dosimetry devices, net of amortization                   2,585       2,151
Other assets                                  1 & 4      1,006       1,029
--------------------------------------------------------------------------

TOTAL ASSETS                                          $ 50,550    $ 47,061
==========================================================================

                    CONSOLIDATED FINANCIAL STATEMENTS AND
                             SUPPLEMENTARY DATA


                   CONSOLIDATED BALANCE SHEETS - CONTINUED
                       LANDAUER, INC. AND SUBSIDIARIES




                                                    (Dollars in Thousands)
--------------------------------------------------------------------------
As of September 30,                           Notes      2001        2000
--------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable                                    $    627    $    966
  Dividends payable                                      3,055       3,031
  Deferred contract revenue                       1     10,890      10,346
  Accrued compensation and related costs                 2,242       1,792
  Accrued pension costs                           8      1,831       1,531
  Accrued taxes on income                     1 & 5        306         535
  Other accrued expenses                                 1,842       1,991
--------------------------------------------------------------------------
Total current liabilities                               20,793      20,192

Minority interest                                          114          51

Commitments and contingencies                 6 & 9

STOCKHOLDERS' INVESTMENT                     7 & 10
  Preferred stock                                        --          --
  Common stock                                             873         866
  Premium paid in on common stock                        9,876       8,752
  Cumulative translation adjustments                      (826)       (372)
  Retained earnings                                     19,720      17,572
--------------------------------------------------------------------------
Total stockholders' investment                          29,643      26,818
--------------------------------------------------------------------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' INVESTMENT                            $ 50,550    $ 47,061
==========================================================================
























 The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF INCOME


                       LANDAUER, INC. AND SUBSIDIARIES
                  (Dollars in thousands, except per share)





                                  (Dollars in thousands, except per share)
--------------------------------------------------------------------------
For the years ended
September 30,                     Notes      2001        2000        1999
--------------------------------------------------------------------------

Net revenues                              $ 53,028    $ 47,174    $ 43,800

Costs and expenses
  Cost of sales                             18,716      16,959      15,788
  Selling, general, and
    administrative                    1     12,438      10,379      10,299
  Impairment in value of assets      11      --            520       2,957
--------------------------------------------------------------------------
                                            31,154      27,858      29,044
--------------------------------------------------------------------------

Operating income                            21,874      19,316      14,756
Equity in income of joint venture     3        502         759         748
Other income                                   256         240         374
--------------------------------------------------------------------------

Income before taxes                         22,632      20,315      15,878
Income taxes                      1 & 5     (8,269)     (7,519)     (6,325)
--------------------------------------------------------------------------

Income before minority interest           $ 14,363    $ 12,796    $  9,553
Minority interest                              (39)        (34)        (64)
--------------------------------------------------------------------------

Net income                                $ 14,324    $ 12,762    $  9,489
==========================================================================

Net income per share:                 2
  Basic                                   $   1.65    $   1.47    $   1.10
  Diluted                                 $   1.64    $   1.47    $   1.09
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
                           Stock          Stock       Adjustments       Earnings     Investment          Income
----------------------------------------------------------------------------------------------------------------

Balance
  September 30, 1998     $    861        $  8,486        $  (563)       $ 19,553        $ 28,337

Options exercised,
  net of repurchases            5             225          --              --                230
Net income                  --              --             --              9,489           9,489        $  9,489
Foreign currency
  translation
  adjustment                --              --               298           --                298             298
Dividends                   --              --             --            (12,116)        (12,116)          --
----------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                    $  9,787
                                                                                                        ========

Balance
  September 30, 1999     $    866        $  8,711       $   (265)       $ 16,926        $ 26,238

Options exercised,
  net of repurchases        --                 41          --              --                 41
Net income                  --              --             --             12,762          12,762        $ 12,762
Foreign currency
  translation
  adjustment                --              --              (107)          --               (107)           (107)
Dividends                   --              --             --            (12,116)        (12,116)          --
----------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                    $ 12,655
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
                           Stock          Stock       Adjustments       Earnings     Investment          Income
----------------------------------------------------------------------------------------------------------------

Balance
  September 30, 2000     $    866        $  8,752       $   (372)       $ 17,572        $ 26,818

Options exercised,
  net of repurchases            7           1,124          --              --              1,131
Net Income                  --              --             --             14,324          14,324        $ 14,324
Foreign currency
  translation
  adjustment                --              --              (454)          --               (454)           (454)
Dividends                   --              --             --            (12,176)        (12,176)          --
----------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                    $ 13,870
                                                                                                        ========

Balance
  September 30, 2001     $    873        $  9,876      $    (826)       $ 19,720        $ 29,643
================================================================================================================



                     The accompanying notes are an integral part of these financial statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                       LANDAUER, INC. AND SUBSIDIARIES
                            (Dollars in thousands)


                                  (Dollars in thousands, except per share)
--------------------------------------------------------------------------
For the years ended September 30,            2001        2000        1999
--------------------------------------------------------------------------
Cash flow from operating activities:
  Net income                              $ 14,324    $ 12,762    $  9,489

  Non-cash expenses, revenues,
   and gains reported in income
    Depreciation and amortization            4,475       4,025       6,456
    Equity in income of joint venture         (502)       (759)       (748)
    Compensatory effect of stock options     1,130          41       --
    Deferred income taxes                     (291)      1,139       1,025
--------------------------------------------------------------------------
                                             4,812       4,446       6,733
--------------------------------------------------------------------------
  Net increase in other current assets        (529)     (1,535)     (2,705)
  Net increase in current liabilities          853       2,519         105
  Net (increase) decrease in net
    long-term assets                        (1,680)     (1,650)         63
--------------------------------------------------------------------------
                                            (1,356)       (666)     (2,537)
--------------------------------------------------------------------------
  Net cash generated from operating
    activities                              17,780      16,542      13,685

Cash flow from investing activities:
  Disposition of investments                 --          --          4,984
  Acquisition of investments                 --         (2,550)       (321)
  Acquisition of Brazilian subsidiary        --          --         (3,399)
  Acquisition of property, plant
    and equipment                           (3,219)     (3,799)     (6,598)
--------------------------------------------------------------------------
  Net cash used by investing activities     (3,219)     (6,349)     (5,334)

Cash flow from financing activities:
  Exercise of stock options - net            --          --            230
  Dividend received from foreign affiliate   1,645         400       1,326
  Dividends paid                           (12,152)    (12,116)    (11,884)
--------------------------------------------------------------------------
  Net cash used by financing activities    (10,507)    (11,716)    (10,328)
--------------------------------------------------------------------------
Net increase (decrease) in cash              4,054      (1,523)     (1,977)

Opening balance -
  cash and cash equivalents                  3,001       4,524       6,501
--------------------------------------------------------------------------
Ending balance -
  cash and cash equivalents               $  7,055    $  3,001    $  4,524
==========================================================================
Supplemental Disclosure of
 Cash Flow Information:
  Cash paid for income taxes              $  7,127    $  5,302    $  8,046
==========================================================================
Supplemental Disclosure of
 Non-cash Financing Activity:
  Dividend declared                       $  3,055    $  3,031    $  3,030
  Foreign currency translation
    adjustment                                (454)       (107)        298
==========================================================================

 The accompanying notes are an integral part of these financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       LANDAUER, INC. AND SUBSIDIARIES


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of Landauer, Inc.; HomeBuyer's Preferred, Inc., its wholly-owned subsidiary; SAPRA-Landauer, Ltda., its 75%-owned subsidiary, and Beijing-Landauer, Ltd., its 70%-owned subsidiary ("Landauer" or the "Company"). Nagase-Landauer, Ltd. (50%-owned), is a Japanese corporation which is accounted for on the equity basis. All material intercompany transactions have been eliminated.

      The cost of purchased businesses included in the accompanying consolidated financial statements exceeded the fair value of net assets at the date of acquisition in the amount of $8,778,000. The excess is being amortized on a straight-line basis over 10-20 years, except for an acquisition initiated prior to 1971 ($942,000), where in the opinion of management there has been no diminution in value. As of September 30, 2001 and 2000, accumulated amortization was $3,084,000 and $2,917,000, respectively. The Company expects to adopt SFAS 142, Goodwill and Other Intangible Assets, effective October 1, 2001. Please refer to footnote 12 for additional information.

      Certain of the Company's foreign investments, where the U.S. dollar is not the functional currency, are subject to currency translation adjustments in accordance with SFAS No. 52.


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

REVENUES AND DEFERRED CONTRACT REVENUE

      The Company recognizes revenues and the related costs for its services in the periods for which such services are provided. Many customers pay for these services in advance. The amounts recorded as deferred contract revenue in the consolidated balance sheet represent customer deposits invoiced in advance during the preceding twelve months for services to be rendered over the succeeding twelve months, and are net of services rendered through the respective consolidated balance sheet date. Management believes that the amount of deferred contract revenue shown at the respective consolidated balance sheet date fairly represents the level of business activity it expects to conduct with customers invoiced under this arrangement.


RESEARCH AND DEVELOPMENT

      The cost of research and development programs is charged to selling, general and administrative expense as incurred and amounted to approximately $694,000 in 2001, $522,000 in 2000, and $484,000 in 1999. In
addition, during fiscal 2000 the Company received a $500,000 technology cost reimbursement from its 50%-owned Japanese subsidiary, Nagase-Landauer.

The payment reimburses a portion of costs incurred by the parent company in developing and implementing the Luxel technology.


DEPRECIATION, AMORTIZATION AND MAINTENANCE

      Plant and equipment are depreciated on a straight-line basis over their estimated useful lives, which are primarily thirty years for buildings and three to eight years for equipment. Dosimetry devices are amortized on a straight-line basis over their estimated lives, which are three to five years. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized.


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

      Certain reclassifications have been made in the financial statement for comparative purposes. These reclassifications have no effect on the results of operations or financial position.

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

      Following is a table which shows the weighted average number of shares of common stock for the years ended September 30:

-------------------------------------------------------------------------
(Amounts in Thousands)                              2001     2000    1999
-------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING                        8,693    8,661   8,648

OPTIONS ISSUED TO EXECUTIVES
(NOTE 11)                                             54       24      65
                                                  -----------------------
WEIGHTED AVERAGE NUMBER OF SHARES
OF COMMON STOCK ASSUMING DILUTION                  8,747    8,685   8,713
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

      Condensed unaudited results of operations for Nagase-Landauer, Ltd. for the three years ended September 30, 2001 are as follows, converted into U.S. dollars at the then-current rate of exchange:

-------------------------------------------------------------------------
(Dollars in Thousands)                        2001       2000      1999
-------------------------------------------------------------------------
REVENUES                                    $ 12,169   $ 13,509  $ 13,599
INCOME BEFORE INCOME TAXES                     1,728      2,910     3,198
NET INCOME                                     1,005      1,519     1,497
                                             ============================

AVERAGE EXCHANGE RATE (<YEN>/$)                119.4      106.4     107.0
                                             ============================


      Condensed unaudited balance sheets for the years ended September 30, 2001 and 2000 are as follows:

-------------------------------------------------------------------------
(Dollars in Thousands)                                   2001      2000
-------------------------------------------------------------------------
CURRENT ASSETS                                          $ 7,949   $12,589
OTHER ASSETS                                              1,915     1,886
                                                        -----------------
TOTAL ASSETS                                            $ 9,864   $14,475
                                                        =================
LIABILITIES                                             $ 5,202   $ 7,375
STOCKHOLDERS' INVESTMENT                                  4,662     7,100
                                                        -----------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' INVESTMENT                              $ 9,864   $14,475
                                                        =================

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

      During fiscal 1999, the Company completed the acquisition of the 75% interest in the largest private radiation dosimetry service business in Brazil, Servico de Assessoria e Protecao Radiologica S/C Ltda. (SAPRA), as well as the radiation dosimetry service of REM in Brazil. The total investment in the Brazil operations was $3,363,000, including $3,046,000 of additional goodwill related to these acquisitions.

      In September 2000, the Company invested $2,550,000 to acquire certain assets, including a customer list of Eberline Analytical Corporation, a division of ThermoRetec Corporation. The Company began providing dosimetry services to the former Eberline customers in October 2000. The acquisition was accounted for as a purchase, and the customer list is amortized over a ten-year period.


5.    Income Taxes

      The components of the provision for income taxes for the years ended September 30, 2001, 2000 and 1999 are as follows:

-------------------------------------------------------------------------
(Dollars in Thousands)              2001
-------------------------------------------------------------------------
                                   CURRENT         DEFERRED         TOTAL
                                   --------------------------------------
FEDERAL                            $ 6,766          $ (230)       $ 6,536
STATE                                1,794             (61)         1,733
                                   --------------------------------------
    TOTAL                          $ 8,560          $ (291)       $ 8,269
                                   ======================================

-------------------------------------------------------------------------
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
                                   ======================================

      The provision for taxes on income in each period differs from that which would be computed by applying the statutory U.S. federal income tax rate to the income before taxes. The following is a summary of the major items affecting the provision:

-------------------------------------------------------------------------
(Dollars in Thousands)                        2001       2000      1999
-------------------------------------------------------------------------

STATUTORY FEDERAL INCOME
  TAX RATE                                      35%        35%       34%

COMPUTED TAX PROVISION
  STATUTORY RATE                            $ 7,921    $ 7,110   $ 5,399

INCREASES (DECREASES)
  RESULTING FROM:
    STATE INCOME TAX PROVISION,
      NET OF FEDERAL BENEFIT                  1,126        957       795
      OTHER                                    (778)      (548)      131
                                            ----------------------------
INCOME TAX PROVISION IN THE
  STATEMENT OF INCOME                       $ 8,269    $ 7,519   $ 6,325
                                             =========================

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

      Significant components of deferred taxes are as follows:

-------------------------------------------------------------------------
(Dollars in Thousands)                                   2001      2000
-------------------------------------------------------------------------

DEFERRED TAX ASSETS:
  BADGE HOLDER AMORTIZATION                             $   660   $   310
  PENSION ACCRUAL                                           882       690
  COMPENSATION EXPENSE                                      379       321
  INVENTORY RESERVE                                         204        91
  OTHER                                                     530       243
                                                        -----------------
                                                        $ 2,655   $ 1,655
                                                        =================

DEFERRED TAX LIABILITIES:
  DEPRECIATION                                          $   194   $   178
  SOFTWARE DEVELOPMENT                                    2,705     2,012
                                                        -----------------
                                                        $ 2,899   $ 2,190
                                                        =================

      Management does not believe that a valuation allowance is required for the net deferred tax asset.


6.    LINE OF CREDIT

      The Company maintains an external source of liquidity in the form of a $5,000,000 unsecured line of credit maturing September 30, 2002. The credit facility contains covenants for net worth and debt to equity ratios.

Draws thereunder bear interest at the prime rate in effect from time-to-time at the lending bank. There is no outstanding liability as of the balance sheet dates, and the company is in compliance with these covenants.

7.    CAPITAL STOCK

      Landauer has two classes of capital stock, preferred and common, with a par value of $.10 per share for each class. As of September 30, 2001 and 2000 there were 8,729,031 and 8,660,748 shares of common stock issued and outstanding (20,000,000 shares are authorized), respectively. There are no shares of preferred stock issued (1,000,000 shares are authorized).

      Landauer has reserved 1,050,000 shares of common stock for grants under its stock bonus and option plans. Recipients of grants or options must execute a standard form of noncompetition agreement. As of September 30, 2001, there have been no bonus shares issued. Options granted under these plans may be either incentive stock options or non-qualified options.

Options granted through fiscal 2001 become exercisable over a four-year period, ten years for options granted to directors, at a price not less than fair market value on the date of grant. The options expire ten years from the date of grant.

      During fiscal 2001, options for 106,000 shares were granted and 111,000 options were exercised. As of September 30, 2001, non-qualified options for 453,500 shares had been granted at prices from $16.50 - $26.44 per share. At year-end, 217,500 shares were exercisable. This plan also provides for the grant of restricted shares or the grant of stock appreciation rights, either separately or in relation to options granted. During fiscal 2001, 5,592 shares vested under previous grants and were issued to key employees. As of September 30, 2001, no stock appreciation rights had been granted.


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

      The following table sets forth the status of these plans at September 30, 2001 and 2000 in accordance with SFAS Nos. 87 and 132:

                                                               Other
                                                             Retirement
                                          Pension            Benefits
                                          -------           ----------
--------------------------------------------------------------------------
(Dollars in thousands)                2001      2000     2001      2000
--------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at
  beginning of year                 $ 8,447    $8,074   $  594    $  563
Service cost                            499       445       64        47
Interest cost                           630       568       53        39
Amendments                             --        --        103      --
Actuarial (gain) loss                   103       138       27       (22)
Benefits paid                          (269)     (279)     (28)      (33)
Effects of settlement                  --        (500)    --        --
                                    ------------------------------------
Benefit obligation at
  end of period                     $ 9,410    $8,446   $  813    $  594
                                    ====================================

                                                               Other
                                                             Retirement
                                          Pension            Benefits
                                          -------           ----------
--------------------------------------------------------------------------
(Dollars in thousands)                2001      2000     2001      2000
--------------------------------------------------------------------------

Change in plan assets:
Fair value of assets at
beginning of year                   $ 7,966    $7,060   $  --     $  --
Actual return on plan assets           (553)      554      --        --
Employer contribution                    41       468       28        33
Benefits paid                          (269)     (279)     (28)      (33)
                                    ------------------------------------
Fair value of assets at
  end of period                     $ 7,185    $7,803   $  --     $  --
                                    ====================================

Reconciliation of Funded Status:
Funded status                       $(2,225)   $ (643)  $ (813)  $  (594)
Unrecognized transition
  obligation (asset)                    (37)      (43)     250       272
Unrecognized prior service cost         150       169       86      --
Unrecognized net actuarial gain         302      (826)    (112)     (147)
                                    ------------------------------------
Accrued benefit cost                $(1,810)  $(1,343)  $ (589)   $ (469)
                                    ====================================

Components of net periodic
 benefit cost:
Service cost                        $   499   $   446  $    64    $   47
Interest cost                           630       568       53        39
Expected return on plan assets         (627)     (554)    --        --
Amortization of transition
  obligation (asset)                     (6)       (6)      23        23
Amortization of prior service cost       18        18       17      --
Recognized net actuarial
  (gain) loss                            (7)       (9)      (8)      (19)
Settlement (gain) loss                 --        (376)    --        --
                                    ------------------------------------
Net periodic benefit cost           $   507     $  87   $  149     $  90
                                    ====================================

Weighted average assumptions
  as of Sept. 30:
Discount rate at beginning of year     7.5%      7.5%     7.5%      7.5%
Discount rate at end of year           7.5%      7.5%     7.5%      7.5%
Expected return on plan assets         8.0%      8.0%     0.0%      0.0%
Rate of compensation increase          5.5%      5.5%     6.0%      6.0%

      Plan assets for the defined benefit pension plan include marketable equity securities, corporate and government debt securities, and cash and short-term investments. The Supplemental Key Executive Retirement Plan and the director's retirement plan are not separately funded. The maximum liabilities for these unfunded plans included in the table above amounted to $1,075,000 and $917,000 at September 30, 2001 and 2000, respectively.

      Landauer maintains a 401(k) savings plan covering substantially all full-time employees. Qualified contributions made by employees to the plan are partially matched by the Company. $127,000, $91,000, and $90,000 was provided to expense for the years ended September 30, 2001, 2000, and 1999, respectively, under this plan.

      Landauer has adopted SFAS No. 106, "Accounting for Postretirement Benefits Other than Pensions" to account for the Company's unfunded retiree medical expense reimbursement plan. Under the terms of the plan which covers retirees with ten or more years of service, the Company will reimburse retirees to age 70 for (i) a portion of the cost of coverage under the then-current medical and dental insurance plans if the retiree is under age 65, or (ii) all or a portion of the cost of Medicare and supplemental coverage if the retiree is over age 64. The assumption for health-care cost trend rates were 7% for those younger than 65, and 5% for those 65 and older. The effect of a one percent increase on service and interest costs and postretirement benefit obligation would be $14,000 and $91,000, respectively. For a one percent decrease, the effect would be a reduction to service and interest costs and postretirement benefit obligation of $12,000 and $80,000, respectively. The amount of the Company's unrecognized transition obligation resulting from the adoption of SFAS No. 106 is $250,000 as of September 30, 2001. This liability is included in "Other accrued expenses".


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


10.   STOCK-BASED COMPENSATION PLANS

      The Company maintains stock option plans for key employees ("Employees' Plan"). It also maintains a stock option plan for its non-employee directors ("The Directors' Plan"). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized except for a performance-based grant for 100,000 shares. Had compensation cost for these plans been determined consistent with FASB Statements No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been as follows:

--------------------------------------------------------------------------
(Dollars in thousands,
except per share)                         2001         2000         1999
--------------------------------------------------------------------------

NET INCOME          AS REPORTED          $14,324      $12,762      $ 9,489
                    PRO FORMA             14,292       12,660        9,402

BASIC EPS:          AS REPORTED          $  1.65      $  1.47      $  1.10
                    PRO FORMA               1.64         1.46         1.09

DILUTED EPS:        AS REPORTED          $  1.64      $  1.47      $  1.09
                    PRO FORMA               1.63         1.46         1.08

      Because the Statement 123 method of accounting has not been applied to options granted prior to October 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      The Company may grant options for up to 1,000,000 shares under the Employees' Plan. The Company may grant options for up to 50,000 shares under the Directors' Plan. The Company has granted options on 956,000 and 40,000 shares, respectively, under these plans through September 30, 2001. Under each plan the option exercise price equals the stock's fair market value on the date of grant. Options granted under the Employees' Plan vest ratably over four years and options granted under the Directors' Plan vest ratably over ten years.

      A summary of the status of these plans at September 30, 2001, 2000, and 1999 and changes for the years then ended is presented in the following table and narrative:
--------------------------------------------------------------------------
(Amounts in thousands, except per share)                     2001
--------------------------------------------------------------------------
                                                                   Weighted
                                                                   Average
                                                                  Exercised
                                                      Shares        Price
                                                      ------      ---------
OUTSTANDING AT BEGINNING OF YEAR                        474        $  21.11
GRANTED                                                 106           19.43
EXERCISED                                              (111)          15.71
FORFEITED                                               (15)          18.34
                                                       --------------------
OUTSTANDING AT END OF YEAR                              454        $  22.15
                                                       ====================
EXERCISABLE AT END OF YEAR                              218        $  21.64
                                                       ====================
WEIGHTED AVERAGE FAIR
VALUE OF OPTIONS GRANTED                                           $   2.13

--------------------------------------------------------------------------
(Amounts in thousands, except per share)                     2000
--------------------------------------------------------------------------
                                                                   Weighted
                                                                   Average
                                                                  Exercised
                                                      Shares        Price
                                                      ------      ---------
OUTSTANDING AT BEGINNING OF YEAR                        419        $  21.10
GRANTED                                                  55           21.16
                                                       --------------------
OUTSTANDING AT END OF YEAR                              474        $  21.11
                                                       ====================
EXERCISABLE AT END OF YEAR                              285        $  18.44
                                                       ====================
WEIGHTED AVERAGE FAIR
VALUE OF OPTIONS GRANTED                                           $   2.91

--------------------------------------------------------------------------
(Amounts in thousands, except per share)                     1999
--------------------------------------------------------------------------
                                                                   Weighted
                                                                   Average
                                                                  Exercised
                                                      Shares        Price
                                                      ------      ---------
OUTSTANDING AT BEGINNING OF YEAR                        374        $  15.78
GRANTED                                                 160           26.44
EXERCISED                                              (110)          10.68
FORFEITED                                                (5)          22.31
                                                       --------------------
OUTSTANDING AT END OF YEAR                              419        $  21.10
                                                       ====================
EXERCISABLE AT END OF YEAR                              209        $  16.58
                                                       ====================
WEIGHTED AVERAGE FAIR
VALUE OF OPTIONS GRANTED                                           $   4.13

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2001, 2000, and 1999:

--------------------------------------------------------------------------
                                       2001           2000           1999
--------------------------------------------------------------------------

RISK FREE INTEREST RATES               5.85%          6.00%          4.77%
EXPECTED DIVIDEND YIELD                7.21%          6.74%          4.84%
EXPECTED LIFE (YEARS)                   9.0            9.0            9.0
EXPECTED VOLATILITY                    22.1%          21.6%          20.7%


11.   IMPAIRMENT IN VALUE OF ASSETS

      The Company recognized a non-cash pre-tax charge of $520,000 during FY 2000, or $0.04 per diluted share, and $2,957,000 during fiscal 1999, or $0.25 per diluted share, for the discontinuation of older technologies as the Company transitions customers to Luxel, a superior radiation measurement technology. Included in the non-cash charge is $1,000,000 related to accelerated goodwill amortization and $2,211,000 of additional depreciation and amortization charges resulting from the change in estimated useful lives of fixed assets. In addition, a $266,000 reserve was applied against certain inventories.


12.   NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board (FASB) has issued a new pronouncement, Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal 2001. This pronouncement does not have an effect on the Company because the Company has no derivatives.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and certain other intangible assets will no longer be systematically amortized, but instead will be reviewed for impairment each year and written down and charged to results of operations when their carrying amount exceeds their estimated fair value. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt SFAS 142 effective October 1, 2001. Management expects that the effect of ceasing amortization of goodwill will increase net income by approximately $220,000 after tax, or 2.5 cents per diluted share, in fiscal 2002. The Company has not completed its assessment of the additional effects of adopting SFAS 142.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders and Directors of Landauer, Inc.


      We have audited the consolidated balance sheets of Landauer, Inc. and Subsidiaries, a Delaware corporation (see Note 1), as of September 30, 2001 and 2000 and the related consolidated statements of income, stockholders' investment and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landauer, Inc. and Subsidiaries as of September 30, 2001 and 2000, and the consolidated results of its operations, and the changes in stockholders' investment and cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States.





                                    ARTHUR ANDERSEN LLP
                                    Chicago, Illinois




November 6, 2001

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

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


A-1.  FINANCIAL STATEMENTS

      The financial statements of Landauer, Inc. filed as part of this Annual Report on Form 10-K are indexed at page 7.


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

(10)(a) Landauer, Inc. Key Employee Stock Bonus and Option Plan, as amended through June 17, 1992 is incorporated by reference to Exhibit (10) (a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

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

(10)(h) The Landauer, Inc. Incentive Compensation Plan for Executive Officers is incorporated by reference to Exhibit 10 (h) to the Annual Report on Form 10-K for the fiscal year ended
            September 30, 2000.

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

(21)  Subsidiaries of the registrant are:
            Beijing-Landauer, Ltd. (70%)
            Beijing, P.R. China

            HomeBuyer's Preferred, Inc.
            2 Science Road
            Glenwood, IL  60425-1586

            Nagase-Landauer, Ltd. (50%)
            Tokyo, Japan

            SAPRA-Landauer (75%)
            Sao Carlos - SP - Brazil

      Exhibits 10(a), 10(b), 10(e), 10(f), 10(g), 10(h), 10(i) and 10(j)
listed above are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

B.    Reports on Form 8-K

      The Company did not file a Report on Form 8-K during the fiscal quarter ended September 30, 2001.

                   SIGNATURES OF REGISTRANT AND DIRECTORS

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        LANDAUER, INC.

                        By:   /s/ Brent A. Latta       December 28, 2001
                              ----------------------
                              Brent A. Latta
                              President and Chief
                              Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                          DATE
---------                     -----                          ----

/s/ Brent A. Latta         President and Director      December 28, 2001
-----------------------    (Principal Executive
Brent A. Latta             Officer)

/s/ James M. O'Connell     Vice President, Finance,    December 28, 2001
-----------------------    Treasurer and Secretary
James M. O'Connell         (Principal Financial and
                           Accounting Officer)

/s/ Robert J. Cronin       Director                    December 28, 2001
-----------------------
Robert J. Cronin

/s/ E. Gail de Planque     Director                    December 28, 2001
-----------------------
E. Gail de Planque

/s/ Gary D. Eppen          Director                    December 28, 2001
-----------------------
Gary D. Eppen

/s/ Thomas M. Fulton       Director                    December 28, 2001
-----------------------
Thomas M. Fulton

/s/ M. Christine Jacobs    Director                    December 28, 2001
-----------------------
M. Christine Jacobs

/s/ Richard R. Risk        Director                    December 28, 2001
-----------------------
Richard R. Risk

/s/ Paul B. Rosenberg      Director                    December 28, 2001
-----------------------
Paul B. Rosenberg

/s/ Michael D. Winfield    Director                    December 28, 2001
-----------------------
Michael D. Winfield


QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                          (Dollars in thousands, except per share)
------------------------------------------------------------------------------------------------------------------
                                                              First      Second       Third      Fourth      Total
                                                             Quarter     Quarter     Quarter     Quarter      Year
------------------------------------------------------------------------------------------------------------------

Net revenues                                   2001          $12,729     $13,833     $12,941     $13,525     $53,028
                                               2000          $11,327     $12,003     $11,598     $12,246     $47,174
------------------------------------------------------------------------------------------------------------------

Operating income                               2001          $ 5,039     $ 5,679     $ 5,326     $ 5,830     $21,874
                                               2000          $ 4,161     $ 5,027     $ 5,066     $ 5,062     $19,316
------------------------------------------------------------------------------------------------------------------

Net income                                     2001          $ 3,312     $ 3,734     $ 3,479     $ 3,799     $14,324
                                               2000          $ 2,763     $ 3,293     $ 3,314     $ 3,392     $12,762
==================================================================================================================

Diluted net income per share                   2001          $   .38     $   .43     $   .40     $   .43     $  1.64
                                               2000          $   .32     $   .38     $   .38     $   .39     $  1.47
==================================================================================================================

Cash dividends per share                       2001          $   .35     $   .35     $   .35     $   .35     $  1.40
                                               2000          $   .35     $   .35     $   .35     $   .35     $  1.40
------------------------------------------------------------------------------------------------------------------

Common stock price per share                   2001     high $ 20.35     $ 24.40     $ 30.50     $ 35.20     $ 35.20
                                                         low   17.50       17.90       20.91       30.10       17.50

                                               2000     high $ 27.38     $ 22.63     $ 19.88     $ 19.25     $ 27.38
                                                         low   20.88       17.44       15.56       14.75       14.75
------------------------------------------------------------------------------------------------------------------

Weighted Average Diluted Shares Outstanding
                                               2001            8,678       8,708       8,780       8,822       8,747
                                               2000            8,704       8,685       8,685       8,679       8,685
------------------------------------------------------------------------------------------------------------------

