Form 10-Q
period 2001-12-31
LANDAUER INC
filed 2002-02-13
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549


                                 FORM 10-Q



      [ X ]  QUARTERLY REPORT pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


            For the quarterly period ended DECEMBER 31, 2001 or


      [   ]  TRANSITION REPORT pursuant to Section 13 or 15(d)
                  of the Securities  Exchange Act of 1934


      For the transition from _____________ to  ______________



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                  Class                   Outstanding at February 13, 2002
      ----------------------------        --------------------------------
      Common stock, $.10 par value                    8,742,214

PART I.  FINANCIAL INFORMATION


                              LANDAUER, INC.

                        CONSOLIDATED BALANCE SHEETS
                                  (000's)



                                  ASSETS
                                  ------


                                           December 30,    September 30,
                                               2001             2001
                                           ------------    -------------
                                            (Unaudited)    (Derived from
                                                               audited
                                                             statements)

Current assets:
  Cash and cash equivalents. . . . . .        $  7,569         $  7,055
  Short-term investments . . . . . . .             387              387
  Accounts receivable, less
    allowances of $354,000 at
    12/31/01 and $368,000 at
    9/30/01. . . . . . . . . . . . . .          12,270           11,713
  Inventories. . . . . . . . . . . . .           1,864            1,693
  Prepaid expenses . . . . . . . . . .             443              707
                                              --------         --------

        Total current assets . . . . .          22,533           21,555

Property, plant and equipment,
  at cost. . . . . . . . . . . . . . .          36,213           35,417
Less: Accumulated depreciation
  and amortization . . . . . . . . . .          19,692           18,917
                                              --------         --------

Net property, plant and
  equipment. . . . . . . . . . . . . .          16,521           16,500

Goodwill & other intangible assets
  net of amortization. . . . . . . . .           6,538            6,573
Equity in joint venture. . . . . . . .           2,002            2,331
Dosimetry devices, net of
  amortization . . . . . . . . . . . .           2,681            2,585
Other assets . . . . . . . . . . . . .             973            1,006
                                              --------         --------
                                              $ 51,248         $ 50,550
                                              ========         ========















                  The accompanying notes are an integral
                    part of these financial statements.

                              LANDAUER, INC.

                   CONSOLIDATED BALANCE SHEETS (CONT'D.)
                       (000's, except share amounts)



                 LIABILITIES AND STOCKHOLDERS' INVESTMENT
                 ----------------------------------------


                                           December 30,    September 30,
                                               2001             2001
                                           ------------    -------------
                                            (Unaudited)    (Derived from
                                                               audited
                                                             statements)
Current liabilities:
  Accounts payable . . . . . . . . . .        $    532         $    627
  Deferred contract revenue. . . . . .          11,096           10,890
  Dividend payable . . . . . . . . . .           3,059            3,055
  Accrued compensation and
    related costs. . . . . . . . . . .             957            2,242
  Accrued pension costs. . . . . . . .           1,980            1,831
  Accrued taxes on income. . . . . . .           1,120              306
  Accrued expenses . . . . . . . . . .           2,007            1,842
                                              --------         --------
        Total current liabilities. . .          20,751           20,793

Minority interest in subsidiary. . . .             115              114
                                              --------         --------

Stockholders' investment:
  Preferred stock, $.10 par value
    per share -
   Authorized - 1,000,000 shares
   Outstanding - None
   Common stock, $.10 par value
    per share -
  Authorized - 20,000,000 shares
   Outstanding - 8,739,333 shares
    at 12/31/01 and 8,729,031
    shares at 9/30/01  . . . . . . . .             874              873
   Premium paid in on common
    stock. . . . . . . . . . . . . . .          10,110            9,876
   Cumulative translation
    adjustments. . . . . . . . . . . .            (999)            (826)
   Retained earnings . . . . . . . . .          20,397           19,720
                                              --------         --------
        Total stockholders'
          investment . . . . . . . . .          30,382           29,643
                                              --------         --------

                                              $ 51,248         $ 50,550
                                              ========         ========












                  The accompanying notes are an integral
                    part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES

                           STATEMENTS OF INCOME
                     (000's, except per share amounts)
                                (Unaudited)



                                                 Three Months Ended
                                           -----------------------------
                                           December 31,     December 31,
                                              2001             2000
                                           ------------     ------------

Net revenues . . . . . . . . . . . . .        $ 13,741         $ 12,729

Costs and expenses:
  Cost of revenues . . . . . . . . . .           4,786            4,773
  Selling, general and
    administrative . . . . . . . . . .           3,179            2,917
                                              --------         --------

                                                 7,965            7,690
                                              --------         --------

Operating income . . . . . . . . . . .           5,776            5,039

Equity in income of joint venture. . .             165              181
Other income, net. . . . . . . . . . .              42               25
                                              --------         --------

Income before income taxes and
  minority interest. . . . . . . . . .           5,983            5,245

Income taxes . . . . . . . . . . . . .          (2,246)          (1,926)
                                              --------         --------

Income before minority interest. . . .           3,737            3,319

Minority interest therein. . . . . . .              (1)              (7)
                                              --------         --------

Net income . . . . . . . . . . . . . .        $  3,736         $  3,312
                                              ========         ========


Net Income per common share:
  Basic. . . . . . . . . . . . . . . .        $   0.43         $   0.38
                                              ========         ========
  Based on average shares outstanding.           8,734            8,664
                                              ========         ========

  Diluted. . . . . . . . . . . . . . .        $   0.42         $   0.38
                                              ========         ========
  Based on average shares outstanding.           8,829            8,678
                                              ========         ========











                  The accompanying notes are an integral
                    part of these financial statements.

                              LANDAUER, INC.

                         STATEMENTS OF CASH FLOWS
                                  (000's)
                                (Unaudited)

                                                 Three Months Ended
                                           -----------------------------
                                           December 31,     December 31,
                                              2001             2000
                                           ------------     ------------
Cash flow from operating activities:
  Net income . . . . . . . . . . . . .        $  3,736         $  3,312
  Non-cash expenses, revenues,
   and gains reported in income
    Depreciation and amortization. . .           1,102            1,117
    Equity in income of joint venture.            (165)            (181)
                                              --------         --------
                                                   937              936
                                              --------         --------
  Net decrease in other current
    assets . . . . . . . . . . . . . .            (466)            (618)
  Net decrease in current liabilities.             (47)            (455)
  Net decrease due to exchange
    rates. . . . . . . . . . . . . . .            (172)            (137)
  Net (decrease) increase in net
    long-term assets . . . . . . . . .            (192)               9
                                              --------         --------
                                                  (877)          (1,201)
                                              --------         --------
Net cash generated from
  operating activities . . . . . . . .           3,796            3,047

Cash flow from investing activities:
  Acquisition of property, plant
    and equipment. . . . . . . . . . .            (796)          (1,057)
                                              --------         --------
Net cash used by investing activities.            (796)          (1,057)
                                              --------         --------

Cash flow from financing activities:
  Exercise of stock options - net. . .             235                7
  Dividend received from foreign
    affiliate. . . . . . . . . . . . .             334              378
  Dividends paid . . . . . . . . . . .          (3,055)          (3,031)
                                              --------         --------
Net cash used by financing activities.          (2,486)          (2,646)
                                              --------         --------

Net increase (decrease) in cash. . . .             514             (656)

Opening balance - cash and
  cash equivalents . . . . . . . . . .           7,055            3,001
                                              --------         --------
Ending balance - cash and
  cash equivalents . . . . . . . . . .        $  7,569         $  2,345
                                              ========         ========
Supplemental Disclosure of
 Cash Flow Information:
  Cash paid for income taxes . . . . .        $  1,348         $    648
                                              ========         ========
Supplemental Disclosure of
 Non-cash Financing Activity:
  Dividend declared. . . . . . . . . .        $  3,059         $  3,035
                                              ========         ========


                  The accompanying notes are an integral
                    part of these financial statements.

                              LANDAUER, INC.

             NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2001

                                (Unaudited)


(1)   BASIS OF PRESENTATION

      The accompanying consolidated unaudited condensed financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or "the Company) as of December 31, 2001 and September 30, 2001, and the consolidated results of operations and cash flows for the three-month periods ended December 31, 2001 and 2000. In the opinion of management, the accompanying consolidated unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Landauer as of December 31, 2001 and September 30, 2001, and the consolidated results of operations for the three-month periods ended December 31, 2001 and 2000.

      The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 2001 Landauer Annual Report on Form 10-K, which is incorporated by reference.

      Certain reclassifications have been made in the statement for comparative purposes. These reclassifications have no effect on the results of operation or financial position.

      The results of operations for the three-month periods ended
December 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


(2)   CASH DIVIDENDS

      On December 21, 2001, the Company declared a regular quarterly cash dividend in the amount of $.35 per share payable on January 18, 2002, to stockholders of record on January 4, 2002.

      Regular quarterly cash dividends of $.35 per share ($1.40 annually) were declared during fiscal 2001.


(3)   COMPREHENSIVE INCOME

      Comprehensive income is the total of net income and all other nonowner changes in equity. The following table sets forth the Company's comprehensive income for the three month period ended December 31, 2001 and 2000 (000's):

                                                    Three Month Ended
                                                       December 31,
                                                   --------------------
                                                     2001        2000
                                                   --------    --------

      Net Income . . . . . . . . . . . . . . . .   $  3,736    $  3,312
      Other comprehensive income-
        foreign currency translation adjustment.       (173)       (137)
                                                   --------    --------

      Comprehensive income . . . . . . . . . . .   $  3,563    $  3,175
                                                   ========    ========

                      LANDAUER, INC AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Landauer's cash flow from operating activities for the three months ended December 31, 2001 and 2000 amounted to $3,796,000 and $3,047,000, respectively. Acquisitions of property, plant and equipment were $796,000 and $1,057,000, respectively for fiscal 2001 and 2000. The Company's financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture.

      The Company has no long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for the balance of fiscal 2002 are expected to amount to approximately $4,100,000 principally for the acquisition of equipment to support the Company's introduction of the Luxel product line, introduction of new products, the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

      The Company presently maintains external sources of liquidity in the form of a $5 million line of credit with its bank. In the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments amounted to $11,096,000 and $10,890,000, respectively, as of December 31, 2001 and September 30, 2001, and are included in deferred contract revenue.

While these amounts represent more than one-half of current liabilities, such amounts generally do not represent a cash requirement.

RESULTS OF OPERATIONS
---------------------

      Revenues for the quarter ended December 31, 2001 were 8.0% higher compared with the same quarter a year ago. The increase in revenues was primarily attributable to gains in the Company's traditional radiation dosimetry business. Gross margins for the first fiscal quarter were 65.2% of revenues compared to 62.5% for the same period in fiscal 2001. The increase in margins was primarily attributable to a $225,000 writedown of inventories in the prior year related to Nagase Landauer's more rapid conversion to Luxel. Absent the inventory charge, costs rose 5% and the Company's rate of gross margin improved slightly compared with a year ago.

      Selling, general and administrative (S, G & A) expenses in the first quarter of fiscal 2002 were 9% greater than a year ago due to expenditures to develop new markets and products as well as higher employee costs. First quarter S, G & A expenses as a percentage of revenue were comparable to the same period last year. Operating income for the first quarter of fiscal 2002 was 42.0% of revenues compared with 39.6% of revenues for the same period last year. Income before income taxes and minority interest was 43.5% of revenues for the quarter just ended compared to 41.2% for the first fiscal quarter of 2001.

      The effective tax rate for the Company during the first quarter of fiscal 2002 was 37.5% compared with 36.7% for the same period last year. Resulting net income of $3,736,000 for the first fiscal quarter of 2002 compared with $3,312,000 reported in fiscal 2001. Diluted income per share for the current quarter was $0.42 versus $0.38 for the first fiscal quarter of 2001.

                      LANDAUER, INC AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONT'D)


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company is required to adopt the provisions of SFAS on October 1, 2002, but has elected to exercise the option of adopting early, as of October 1, 2001. Under SFAS 142, goodwill and certain other intangible assets will no longer be systematically amortized, but instead will be reviewed for impairment each year and written down and charged to results of operations when their carrying amount exceeds their estimated fair value. The Financial Standards Accounting Board recognizes that the fair value based impairment test can be a time consuming process and, as such, SFAS No. 142 allows companies six months from the date of adoption to determine if there is going to be an impairment, and twelve months from the date of adoption to finalize the impairment calculation and disclose the amount of the impairment, if any. Accordingly, the Company has stopped amortization of goodwill effective October 1, 2001. However, goodwill amortization continues to be presented in the December 31, 2000 Statement of Income. Had the provisions of SFAS No. 142 been applied for the three months ended December 31, 2000, the Company's net income would have been $56,000 higher or about $0.006 per diluted share.


FORWARD-LOOKING STATEMENTS
--------------------------

      Certain of the statements made herein constitute forward looking statements that are based on certain assumptions and involve certain risks and uncertainties, including assumptions and risks associated with the Company's introduction of new technology, the adaptability of OSL to new platforms and new formats, the usefulness of older technologies, the cost associated with the Company's business development and research efforts, the anticipated results of operations of the Company, the Company's market position, the Company's business plans, the risks associated with conducting business internationally, other anticipated financial events, the effects of changing economic and competitive conditions, foreign exchange risks, government regulations and changes in postal and delivery practices. Such assumptions may not materialize to the extent assumed and such risks and uncertainties may cause actual results to differ from anticipated results. Additional information may be obtained by reviewing the Company's reports filed from time to time with the SEC.

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




                                    LANDAUER, INC.


Date:  February 13, 2002
                                    /s/ James M. O'Connell
                                    ------------------------------
                                    James M. O'Connell
                                    Vice President and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)