Form 10-Q
period 2002-03-31
LANDAUER INC
filed 2002-05-10
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549

                                 FORM 10-Q

      [ X ]  QUARTERLY REPORT pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



               For the quarterly period ended March 31, 2002

                                    or


      [   ]  TRANSITION REPORT pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


           For the transition from ____________  to  ___________



                              LANDAUER, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)



                       Commission File Number 1-9788



      Delaware                                       06-1218089
-------------------------------                 --------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                      Outstanding at May 8, 2002
      ----------------------------        --------------------------

      Common stock, $.10 par value              8,767,126

PART I.     FINANCIAL INFORMATION

                      LANDAUER, INC. AND SUBSIDIARIES

                        Consolidated Balance Sheets
                                  (000's)


                                  ASSETS
                                  ------

                                             March 31,    September 30,
                                               2002           2001
                                             ---------    -------------
                                                          (Derived from
                                                            audited
                                            (Unaudited)    statements)

Current assets:
  Cash and cash equivalents. . . . . .        $  4,277         $  7,055
  Short-term investments . . . . . . .             292              387
  Accounts receivable, less
    allowances of $355 at
    3/31/02 and $368 at 9/30/01. . . .          12,858           11,713
  Inventories. . . . . . . . . . . . .           1,753            1,693
  Prepaid expenses . . . . . . . . . .           2,296              707
                                              --------         --------
        Total current assets . . . . .          21,476           21,555
                                              --------         --------

  Property, plant and equipment,
   at cost . . . . . . . . . . . . . .          37,338           35,417
    Less: Accumulated depreciation
      and amortization . . . . . . . .          20,446           18,917
                                              --------         --------

  Net property, plant and
    equipment. . . . . . . . . . . . .          16,892           16,500

  Goodwill & other intangible
    assets, net of amortization. . . .           6,598            6,573
  Equity in joint venture. . . . . . .           2,095            2,331
  Dosimetry devices, net of
    amortization . . . . . . . . . . .           2,862            2,585
  Other assets . . . . . . . . . . . .             945            1,006
                                              --------         --------
                                              $ 50,868         $ 50,550
                                              ========         ========



















                  The accompanying notes are an integral
                    part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES

                   Consolidated Balance Sheets (Cont'd.)
                       (000's, except share amounts)


                 LIABILITIES AND STOCKHOLDERS' INVESTMENT
                 ----------------------------------------

                                             March 31,    September 30,
                                               2002           2001
                                             ---------    -------------
                                                          (Derived from
                                                            audited
                                            (Unaudited)    statements)

Current liabilities:
  Accounts payable . . . . . . . . . .        $    310        $     627
  Deferred contract revenue. . . . . .          10,792           10,890
  Dividend payable . . . . . . . . . .           3,062            3,055
  Accrued compensation and
    related costs. . . . . . . . . . .           1,346            2,242
  Accrued pension costs. . . . . . . .           1,769            1,831
  Accrued taxes on income. . . . . . .           --                 306
  Accrued expenses . . . . . . . . . .           1,976            1,842
                                              --------         --------
        Total current liabilities. . .          19,255           20,793

Minority interest in subsidiary. . . .              90              114
                                              --------         --------

Stockholders' investment:
  Preferred stock,
    $.10 par value per share -
    Authorized - 1,000,000 shares
    Outstanding - None . . . . . . . .           --               --
  Common stock,
    $.10 par value per share -
    Authorized - 20,000,000 shares
    Outstanding - 8,749,795 shares
      at 3/31/02 and 8,729,031
      shares at 9/30/01  . . . . . . .             875              873
  Premium paid in on common stock. . .          10,283            9,876
  Cumulative translation
    adjustments. . . . . . . . . . . .          (1,007)            (826)
  Retained earnings. . . . . . . . . .          21,372           19,720
                                              --------         --------

        Total stockholders'
          investment . . . . . . . . .          31,523           29,643
                                              --------         --------

                                              $ 50,868         $ 50,550
                                              ========         ========













                  The accompanying notes are an integral
                    part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES

                     Consolidated Statements of Income
                     (000's, except per share amounts)
                                (Unaudited)


                              Three Months Ended       Six Months Ended
                             --------------------   ---------------------
                             March 31,  March 31,   March 31,   March 31,
                               2002       2001        2002        2001
                             ---------  ---------   ---------   ---------

Net Revenues . . . . . . .    $ 14,704   $ 13,833    $ 28,445    $ 26,562

Cost and expenses:
  Cost of revenues . . . .       4,951      4,796       9,738       9,568
Selling, general and
  administrative . . . . .       3,490      3,358       6,668       6,276
                              --------   --------    --------    --------

                                 8,441      8,154      16,406      15,844
                              --------   --------    --------    --------

Operating Income . . . . .       6,263      5,679      12,039      10,718

Equity in income of
  joint venture. . . . . .         174        153         339         334

Other income, net. . . . .          34         31          76          56
                              --------   --------    --------    --------

Income before income
  taxes and minority
  interest . . . . . . . .       6,471      5,863      12,454      11,108

Income taxes . . . . . . .       2,418      2,116       4,664       4,042
                              --------   --------    --------    --------

Income before minority
  interest . . . . . . . .       4,053      3,747       7,790       7,066

Minority interest
  therein. . . . . . . . .          16         13          17          20
                              --------   --------    --------    --------

Net income . . . . . . . .    $  4,037   $  3,734    $  7,773    $  7,046
                              ========   ========    ========    ========

Net income per
 common share:

  Basic. . . . . . . . . .    $   0.46   $   0.43    $   0.89    $   0.81
                              ========   ========    ========    ========
  Based on average
   shares outstanding. . .       8,745      8,679       8,740       8,672
                              ========   ========    ========    ========


  Diluted. . . . . . . . .    $   0.46   $   0.43    $   0.88    $   0.81
                              ========   ========    ========    ========
  Based on average
    shares outstanding . .       8,857      8,708       8,843       8,695
                              ========   ========    ========    ========



                  The accompanying notes are an integral
                    part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
                                  (000's)
                                (Unaudited)


                                                      Six Months Ended
                                                    ---------------------
                                                    March 31,   March 31,
                                                      2002        2001
                                                    ---------   ---------

Cash flow from operating activities:
  Net income . . . . . . . . . . . . . . . . . . .   $  7,773    $  7,046
  Non-cash expenses, revenues, and gains
   reported in income
    Depreciation and amortization. . . . . . . . .      2,184       2,250
    Equity in income of joint venture. . . . . . .       (339)       (334)
    Exercise of stock options - net. . . . . . . .        409         151
                                                     --------    --------
                                                        2,254       2,067
                                                     --------    --------
    Net increase in other current assets . . . . .     (2,663)     (1,776)
    Net decrease in current liabilities. . . . . .     (1,583)       (603)
    Net decrease due to exchange rates . . . . . .       (180)       (300)
    Net increase in net long-term assets . . . . .       (679)       (210)
                                                     --------    --------
                                                       (5,105)     (2,889)
                                                     --------    --------
    Net cash generated from operating
      activities . . . . . . . . . . . . . . . . .      4,922       6,224

Cash flow from investing activities:
  Acquisition of property, plant and
    equipment. . . . . . . . . . . . . . . . . . .     (1,921)     (1,321)
                                                     --------    --------
Net cash used by investing activities. . . . . . .     (1,921)     (1,321)
                                                     --------    --------

Cash flow from financing activities:
  Dividend received from foreign affiliate . . . .        334         378
  Dividends paid . . . . . . . . . . . . . . . . .     (6,113)     (6,066)
                                                     --------    --------
Net cash used by financing activities. . . . . . .     (5,779)     (5,688)
                                                     --------    --------

Net decrease in cash . . . . . . . . . . . . . . .     (2,778)       (785)

Opening balance - cash and cash equivalents. . . .      7,005       3,001
                                                     --------    --------

Ending balance - cash and cash equivalents . . . .   $  4,277    $  2,216
                                                     ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes . . . . . . . . . . .   $  6,267    $  3,409
                                                     ========    ========

Supplemental Disclosure of Non-cash Financing
 Activity:
  Dividend declared. . . . . . . . . . . . . . . .   $  3,062    $  3,055
                                                     ========    ========




                  The accompanying notes are an integral
                    part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES

        Notes to Consolidated Financial Statements - March 31, 2002

                                (Unaudited)


(1)   BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements reflect the financial position of Landauer, Inc. and Subsidiaries ("Landauer" or "the Company") as of March 31, 2002 and September 30, 2001, and the consolidated results of operations for the three-month and six-month periods ended March 31, 2002 and 2001 and consolidated cash flows for the six-month periods ended March 31, 2002 and 2001. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Landauer as of March 31, 2002 and September 30, 2001, and the consolidated results of operations for the three-month and six-month periods ended March 31, 2002 and 2001, and cash flows for the six-month periods ended March 31, 2002 and 2001.

      The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 2001 Landauer Annual Report on Form 10-K, which is incorporated by reference.

      Certain reclassifications have been made in the statements for comparative purposes. These reclassifications have no effect on the results of operations or financial position.

      The results of operations for the three-month and six-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


(2)   CASH DIVIDENDS

      On March 8, 2002, the Company declared a regular quarterly cash dividend in the amount of $ .35 per share payable on April 12, 2002, to
stockholders of record on        March 22, 2002.  On December 21, 2001, the
Company declared a regular quarterly cash dividend in the amount of $ .35 per share payable on January 18, 2002, to stockholders of record on January 4, 2002.

      Regular quarterly cash dividends of $ .35 per share ($1.40 annually) were declared during fiscal 2001.


(3)   COMPREHENSIVE INCOME

      Comprehensive income is the total of net income and all other nonowner changes in equity. The following table sets forth Company's comprehensive income for the three and six month periods ended March 31, 2002 and 2001 (000's):
                              Three Months Ended       Six Months Ended
                             --------------------   ---------------------
                             March 31,  March 31,   March 31,   March 31,
                               2002       2001        2002        2001
                             ---------  ---------   ---------   ---------

Net income . . . . . . . .    $  4,037   $  3,734    $  7,773    $  7,046
Other comprehensive
 income - Foreign
 currency translation
 adjustment. . . . . . . .          (8)      (163)       (180)       (300)
                              --------   --------    --------    --------
Comprehensive income . . .    $  4,029   $  3,571    $  7,593    $  6,746
                              ========   ========    ========    ========

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Landauer's cash flow from operating activities for the six months ended March 31, 2002 and 2001 amounted to $4,922,000 and $6,224,000, respectively. Acquisitions of property, plant and equipment amounted to $1,921,000 and $1,321,000, respectively for fiscal 2002 and 2001. The Company's financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture.

      The Company has no long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for the balance of fiscal 2002 are expected to amount to approximately $2,900,000 principally for the acquisition of equipment to support the Company's Luxel product line, introduction of new products, the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

      The Company presently maintains external sources of liquidity in the form of a $5 million line of credit with its bank. In the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

      Landauer requires limited working capital for its operations since many of its customers are invoiced for services in advance. Such advance billings amounted to $10,792,000 and $10,890,000, respectively, as of March 31, 2002 and September 30, 2001, are included in deferred contract revenue and are stated net of services rendered through the respective consolidated balance sheet dates. Those customers invoiced under such a deferred contract arrangement generally correspond to smaller accounts and represent approximately 70% of the numbers of accounts served and 35% of the Company's revenues. While these amounts included in deferred contract revenue represent more than one-half of current liabilities, such amounts generally do not represent a cash requirement.

      The services provided by the Company to its Customers are ongoing and are of a subscription nature. As such, revenues are recognized in the periods in which such services are rendered irrespective of whether invoiced in advance or in arrears. All customers are invoiced in accordance with the Company's standard terms, with payment due thirty days from date of invoice. Inasmuch as the majority of the Company's revenues are realized from the health care industry, the average days of sales outstanding range from 55 to 80 days.

RESULTS OF OPERATIONS
---------------------

      Revenues for the quarter ended March 31, 2002 were 6.3% higher compared with the same quarter a year ago. The increase in revenues was primarily attributable to the Company's ability to realize higher pricing for it's products and value added services, and, to a lesser degree, increased unit demand. Gross margins were 66.3% of revenues for the second quarter of fiscal 2002, or one percent improved from the 65.3% gross margin percentage reported for the same period in 2001.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONT'D.)

      Selling, general and administrative (S,G&A) expenses were slightly lower in the second quarter as a percent of revenues at 23.7% versus 24.3% for the second quarter of fiscal 2001. Second quarter S,G&A expenses were $132,000 greater than the same period in 2001 as the Company incurred approximately $200,000 of expenses in transferring its listing to the New York Stock Exchange in mid-January, 2002. Operating income for the second quarter of 2002 was 42.6% of revenues compared to 41.1% for the same period last year. Income before taxes and minority interest was 44.0% of the revenues for the quarter just ended compared to 42.4% for the second fiscal quarter of 2001.

      The effective tax rate for the Company during the second quarter of fiscal 2002 was 37.4% compared with 36.1% for the second quarter of fiscal 2001. Resulting net income of $4,037,000 for the second fiscal quarter of 2002 surpassed net income of $3,734,000 reported in fiscal 2001. Diluted income per share for the current quarter was $ .46 versus $ .43 for fiscal 2001.

      Revenues for the six months ended March 31, 2002, were 7.1% higher compared with the first six months of fiscal 2001. Core radiation dosimetry revenues continue to provide the majority of growth as the Company has achieved higher pricing for its technology and enhanced service offerings as well as slightly increased unit volume. Gross margins for the first half of fiscal 2002 were 65.8% of revenues, compared to 64.0% a year ago. The first quarter of fiscal 2001 included a $225,000 write-down of inventories related to Nagase Landauer's more rapid conversion to Luxel.

      Selling, general, and administrative expenses were 23.4% of revenues for the first half of fiscal 2001 compared to 23.6% for the first half of fiscal 2001. Operating income for the first half of fiscal 2002 was 42.3% of revenues compared with 40.4% for the same period last year. Income before taxes and minority interest was 43.8% of revenues for the six months just ended compared to 41.8% of revenues for the same period in fiscal 2001.

      The effective tax rate for the Company during the first half of fiscal 2002 was 37.4% compared with 36.4% a year ago. Resulting net income of $7,773,000 for the first six months of 2002 exceeded earnings of $7,046,000 reported in fiscal 2001. Diluted income per share for the first half of fiscal 2002 was $0.88, compared to $0.81 in the first fiscal half of 2001.

MATERIAL AGREEMENT
------------------

      As of April 2, 2002, the Company signed an agreement to form a joint venture company with Laboratoire Central des Industries Electriques (LCIE), a wholly-owned subsidiary of Bureau Veritas, a professional services company involved in quality, health and safety, and environmental management. Under the agreement, Landauer will contribute its U.K. radiation monitoring business with annual revenues of almost $1,500,000 as well as make its technologies available in the joint venture territory, which includes most of southern Europe. LCIE will contribute its radiation monitoring business, with current annual revenues of more than $3,000,000, all of which is located in France. Upon formation of the joint venture company, which will be named LCIE-Landauer, Landauer will own 51% and LCIE will own 49%. LCIE- Landauer will have its headquarters and laboratory at the current LCIE location in Fontenay-aux-Roses, a Paris suburb. The joint venture will continue to serve its UK customers from our facilities near Oxford. Additionally, as part of the formation of the venture, LCIE-Landauer has purchased the Philips France radiation monitoring business; this Philips business unit has annual revenues of approximately $800,000 and is located in Ailly.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONT'D.)


      Under the terms of the joint venture agreements, LCIE may, in the fifth and sixth year of the venture, require Landauer to purchase its interest in the joint venture at any time at a price which is a multiple of EBITDA for the trailing four quarters. Additionally, Landauer shall have the option to purchase LCIE's interest in the seventh year of the venture on the same terms as LCIE's "Put" options. A change in control provision , as defined, may accelerate the respective Put and Call options and provides for premiums and discounts in the event such options are exercised as the result of a change in control.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company is required to adopt the provisions of SFAS on October 1, 2002, but has elected to exercise the option of adopting early, as of October 1, 2001. Under SFAS 142, goodwill and certain other intangible assets will no longer be systematically amortized, but instead will be reviewed for impairment each year and written down and charged to results of operations when their carrying amount exceeds their estimated fair value. The Financial Standards Accounting Board recognizes that the fair value based impairment test can be a time consuming process and, as such, SFAS No. 142 allows companies six months from the date of adoption to determine if there is going to be an impairment, and twelve months from the date of adoption to finalize the impairment calculation and disclose the amount of the impairment, if any. Accordingly, the Company has stopped amortization of goodwill effective October 1, 2001. However, goodwill amortization continues to be presented in the March 31, 2001 Statement of Income. Had the provisions of SFAS No. 142 been applied for the three months and six months ended March 31, 2001, the Company's net income would have been $56,000 and 112,000 higher respectively.


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


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At its Annual Meeting held on February 27, 2002, the shareholders voted to re-elect Robert J. Cronin, Brent A. Latta, and Richard R. Risk as directors for three-year terms. To fill two vacancies, M. Christine Jacobs was appointed director with a term expiring in 2003 and Dr. E. Gail de Planque was appointed director with a term expiring in 2004. Voting for all nominees were 7,459,201 shares (representing 85.4% of total shares outstanding), and votes for 33,530 shares were withheld from all nominees. Continuing as directors are Dr. Gary Eppen, Thomas M. Fulton, Michael D. Winfield, and Paul B. Rosenberg.

      The shareholders voted to reappoint Arthur Andersen LLP as the Company's auditors for the following year, with 6,916,863 shares (79.2% of total shares outstanding) voting for, 305,593 shares against, and 270,672 shares abstaining.

      The shareholders voted on two proposals related to the Company's existing stock option plans. The first proposal, relating to the amendment and restatement of the Landauer, Inc. Amended and Restated 1996 Equity Plan, was approved by the shareholders with 6,797,518 shares (77.8% of total shares outstanding) voting for, 400,639 shares against and 294,971 shares abstaining. The second proposal, relating to the amendment and restatement of the Landauer, Inc. 1997 Non-Employee Directors Stock Option Plan, was approved by the shareholders, with 6,793,483 shares (77.7%, of the total shares outstanding) voting for, 401,572 shares against, and 298,073 shares abstaining.


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




Date: May 8, 2002                         LANDAUER, INC.



                                          /s/ James M. O'Connell
                                          ----------------------------
                                          James M. O'Connell
                                          Vice President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)