Form 10-Q
period 2002-06-30
LANDAUER INC
filed 2002-08-13
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934



             For the quarterly period ended June 30, 2002

                                  or


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                    Outstanding at August 12, 2002
     ----------------------------      ------------------------------

     Common stock, $.10 par value                  8,773,910

PART I.    FINANCIAL INFORMATION

                    LANDAUER, INC. AND SUBSIDIARIES

                 Condensed Consolidated Balance Sheets
                                (000's)


                                ASSETS
                                ------


                                           June 30,   September 30,
                                            2002          2001
                                          ---------   -------------
                                                      (Derived from
                                                        audited
                                         (Unaudited)   statements)

Current assets:
  Cash and cash equivalents . . . .        $  6,468        $  7,055
  Short-term investments. . . . . .             300             387
  Accounts receivable, less
    allowances of $405 at 6/30/02
    and $368 at 9/30/01 . . . . . .          13,987          11,713
  Inventories . . . . . . . . . . .           1,883           1,693
  Prepaid expenses. . . . . . . . .           2,385             707
                                           --------        --------

        Current assets. . . . . . .          25,023          21,555

  Property, plant and equipment,
   at cost. . . . . . . . . . . . .          38,519          35,417
    Less: Accumulated depreciation
      and amortization. . . . . . .          21,093          18,917
                                           --------        --------

  Net property, plant and
    equipment . . . . . . . . . . .          17,426          16,500

  Goodwill & other intangible
    assets net of amortization. . .           9,401           7,216
  Equity in joint venture . . . . .           2,628           2,331
  Dosimetry devices, net of
    amortization. . . . . . . . . .           3,271           2,585
  Other assets. . . . . . . . . . .             310             363
                                           --------        --------

                                           $ 58,059        $ 50,550
                                           ========        ========

















                The accompanying notes are an integral
                  part of these financial statements.

                    LANDAUER, INC. AND SUBSIDIARIES

            Condensed Consolidated Balance Sheets (Cont'd.)
                     (000's, except share amounts)



               LIABILITIES AND STOCKHOLDERS' INVESTMENT
               ----------------------------------------


                                           June 30,   September 30,
                                            2002          2001
                                          ---------   -------------
                                                      (Derived from
                                                        audited
                                         (Unaudited)   statements)

Current liabilities:
  Accounts payable. . . . . . . . .        $  1,464        $    627
  Deferred contract revenue . . . .          12,524          10,890
  Dividend payable. . . . . . . . .           3,071           3,055
  Accrued compensation and
    related costs . . . . . . . . .           1,976           2,242
  Accrued pension costs . . . . . .           1,784           1,831
  Accrued taxes on income . . . . .             386             306
  Accrued expenses. . . . . . . . .           2,453           1,842
                                           --------        --------

      Current liabilities . . . . .          23,658          20,793

Minority interest in subsidiary . .             750             114
                                           --------        --------

Stockholders' investment:
  Preferred stock, $.10 par
    value per share -
    Authorized - 1,000,000 shares
    Outstanding - None. . . . . . .           --              --
  Common stock,
   $.10 par value per share -
   Authorized - 20,000,000 shares
   Outstanding - 8,773,910 shares
     at 6/30/02 and 8,729,031
     shares at 9/30/01  . . . . . .             877             873
  Additional paid in capital. . . .          10,815           9,876
  Cumulative translation
    adjustments . . . . . . . . . .            (578)           (826)
  Retained earnings . . . . . . . .          22,537          19,720
                                           --------        --------

      Total stockholders'
        investment. . . . . . . . .          33,651          29,643
                                           --------        --------

                                           $ 58,059        $ 50,550
                                           ========        ========










                The accompanying notes are an integral
                  part of these financial statements.

                    LANDAUER, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Income
                   (000's, except per share amounts)
                              (Unaudited)


                           Three Months Ended     Nine Months Ended
                          --------------------  ---------------------
                           June 30,  June 30,   June 30,    June 30,
                             2002      2001       2002        2001
                           --------- ---------  ---------   ---------

Net Revenues. . . . . . .   $ 14,844  $ 12,941   $ 43,288    $ 39,503

Cost and expenses:
  Cost of revenues. . . .      5,471     4,640     15,208      14,208
  Selling, general and
    administrative. . . .      3,544     2,975     10,211       9,251
                            --------  --------   --------    --------
                               9,015     7,615     25,419      23,459
                            --------  --------   --------    --------

Operating Income. . . . .      5,829     5,326     17,869      16,044

Gain recognized on
  exchange of assets. . .        786     --           786       --

Equity in income of
  joint venture . . . . .        231        94        570         428

Other income, net . . . .         24        35         99          91
                            --------  --------   --------    --------

Income before income
  taxes and minority
  interest. . . . . . . .      6,870     5,455     19,324      16,563

Income taxes. . . . . . .      2,510     1,970      7,174       6,012

Income before
  minority interest . . .      4,360     3,485     12,150      10,551

Minority interest . . . .        126         6        143          26
                            --------  --------   --------    --------

Net income. . . . . . . .   $  4,234  $  3,479   $ 12,007    $ 10,525
                            ========  ========   ========    ========

Net income per common share:
  Basic . . . . . . . . .   $   0.48  $   0.40   $   1.37    $   1.21
                            ========  ========   ========    ========

  Based on average shares
    outstanding . . . . .      8,774     8,689      8,750       8,681
                            ========  ========   ========    ========

  Diluted . . . . . . . .   $   0.48  $   0.40   $   1.36    $   1.21
                            ========  ========   ========    ========
  Based on average shares
    outstanding . . . . .      8,882     8,780      8,855       8,722
                            ========  ========   ========    ========





                The accompanying notes are an integral
                  part of these financial statements.

                    LANDAUER, INC. AND SUBSIDIARIES

            Condensed Consolidated Statements of Cash Flows
                                (000's)
                              (Unaudited)


                                                  Nine Months Ended
                                                ---------------------
                                                June 30,    June 30,
                                                  2002        2001
                                                ---------   ---------

Cash flow from operating activities:
  Net income. . . . . . . . . . . . . . . . . .  $ 12,007    $ 10,525
  Non-cash expenses, revenues, and gains
   reported in income
    Non-cash gain on exchange of assets . . . .      (786)      --
    Depreciation and amortization . . . . . . .     3,196       3,279
    Equity in income of joint venture . . . . .      (570)       (428)
    Exercise of stock options - net . . . . . .       943         408
                                                 --------    --------

                                                    2,783       3,259

  Net increase in other current assets. . . . .    (4,055)     (1,992)

  Net increase in current liabilities . . . . .     2,848       1,146
  Net increase in net long-term assets. . . . .    (2,476)       (721)
                                                 --------    --------

                                                   (3,683)     (1,567)

  Net cash generated from
    operating activities. . . . . . . . . . . .    11,107      12,217

Cash flow from investing activities:
  Acquisition of property, plant
    and equipment . . . . . . . . . . . . . . .    (3,102)     (2,073)
                                                 --------    --------

Net cash used by investing activities . . . . .    (3,102)     (2,073)

Cash flow from financing activities:
  Dividend received from foreign joint venture.       334         378
  Dividends paid. . . . . . . . . . . . . . . .    (9,175)     (9,104)
                                                 --------    --------

  Net cash used by financing activities . . . .    (8,841)     (8,726)
                                                 --------    --------

  Net increase (decrease) due to exchange rates       249        (475)

  Net (decrease) increase in cash . . . . . . .      (587)        943

Opening balance - cash and cash equivalents . .     7,055       3,001
                                                 --------    --------

Ending balance - cash and cash equivalents. . .  $  6,468    $  3,944
                                                 ========    ========







                The accompanying notes are an integral
                  part of these financial statements.

                    LANDAUER, INC. AND SUBSIDIARIES

      Notes to Consolidated Financial Statements - June 30, 2002

                              (Unaudited)



(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements reflect the financial position of Landauer, Inc. and Subsidiaries ("Landauer" or "the Company") as of June 30, 2002 and September 30, 2001, and the consolidated results of operations for the three-month and nine-month periods ended June 30, 2002 and 2001 and consolidated cash flows for the nine-month periods ended June 30, 2002 and 2001. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Landauer as of June 30, 2002 and September 30, 2001, and the consolidated results of operations for the three-month and nine-month periods ended June 30, 2002 and 2001, and cash flows for the nine-month periods ended June 30, 2002 and 2001.

     The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 2001 Landauer Annual Report on Form 10-K.

     Prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on the results of operations or financial position.

     The results of operations for the three-month and nine-month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


(2)  CASH DIVIDENDS

     On June 7, 2002, the Company declared a regular quarterly cash dividend in the amount of $ .35 per share payable on July 12, 2002, to stockholders of record on June 21, 2002. On March 8, 2002, the Company declared a regular quarterly cash dividend in the amount of $.35 per share payable on April 12, 2002 to stockholders of record on March 22, 2002. On December 21, 2001, the Company declared a regular quarterly cash dividend in the amount of $.35 per share payable on January 18, 2002, to stockholders of record on January 4, 2002.

     Regular quarterly cash dividends of $.35 per share ($1.40 annually) were declared during fiscal 2001.


(3)  COMPREHENSIVE INCOME

     Comprehensive income is the total of net income and all other nonowner changes in equity. The following table sets forth the Company's comprehensive income for the three and nine month periods ended June 30, 2002 and 2001 (000's):

                           Three Months Ended     Nine Months Ended
                          --------------------  ---------------------
                           June 30,  June 30,   June 30,    June 30,
                             2002      2001       2002        2001
                           --------- ---------  ---------   ---------

Net income. . . . . . . .   $  4,234  $  3,479   $ 12,007    $ 10,525
Other comprehensive income-
Foreign currency
  translation adjustment.        429      (175)       249        (475)
                            --------  --------   --------    --------

Comprehensive income. . .   $  4,663  $  3,304   $ 12,256    $ 10,050
                            ========  ========   ========    ========


(4)  EARNINGS PER SHARE

     Earnings per share computations have been made in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock that would have been outstanding assuming dilution during each period.

     The following table presents the weighted average number of shares of common stock for the three and nine month periods ended June 30, 2002 and 2001 (000's):
                           Three Months Ended     Nine Months Ended
                          --------------------  ---------------------
                           June 30,  June 30,   June 30,    June 30,
                             2002      2001       2002        2001
                           --------- ---------  ---------   ---------
Weighted average number of
 shares of common stock
 outstanding. . . . . . .      8,774     8,699      8,750       8,681

Options issued to
  executives. . . . . . .        108        81        105          41
                            --------  --------   --------    --------

Weighted average number of
  shares of common stock
  assuming dilution . . .      8,882     8,780     8,855        8,722
                            ========  ========   ========    ========

(5)  ACQUISITION

     On April 2, 2002, the Company signed an acquisition agreement to merge its European operations with Laboratoire Central des Industries Electriques (LCIE), a wholly-owned subsidiary of Bureau Veritas, a professional services company involved in quality, health and safety, and environmental management. Under the agreement, Landauer exchanged its U.K. radiation monitoring business with annual revenues of approximately $1,500,000 and its technologies for a 51% controlling interest in the new company, named LCIE-Landauer. LCIE contributed its radiation monitoring business which has current annual revenues of more than $3,000,000, all of which is located in France. LCIE-Landauer has its headquarters and laboratory at the current LCIE location in Fontenay-aux-Roses, a Paris suburb, and will continue to serve the UK customers from Oxford, England. Additionally, as part of the formation of the new entity on April 2, 2002, LCIE-Landauer purchased the Philips France radiation monitoring business for $877,000; this Philips business unit had annual revenues of approximately $800,000 in 2001.

     Under the terms of the acquisition agreements, LCIE may, in the fifth and sixth year of the venture, require Landauer to purchase its interest in LCIE-Landauer at a price that is a multiple of EBITDA for the trailing four quarters. Additionally, Landauer shall have the option to purchase LCIE's interest in the seventh year of the venture on the same terms as LCIE's "Put" option. A change in control provision, as defined, may accelerate the respective Put and Call options and provides for premiums and discounts in the event such options are exercised as the result of a change in control.

     The accounting for the exchange of a business for a controlling interest in another company is addressed in EITF Issue 86-29, "Nonmonetary
Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value" and EITF issue 90-13, "Accounting for Simultaneous Common Control Mergers". Under this accounting, the Company is deemed to have sold 49% of its U.K. radiation monitoring business in exchange for a 51% controlling interest in LCIE-Landauer, the purchase consideration being the fair value of the net assets received in the exchange. This exchange resulted in a $786,000 gain to the Company, or $511,000 net of income taxes. The acquisition of the controlling interest in LCIE-Landauer, has been accounted for as a purchase and the operating results are consolidated from April 1, 2002 the date of the acquisition.


(6)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On October 1, 2001 the Company adopted SFAS No. 142 which requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. For acquisitions completed prior to June 30, 2001, the amortization of goodwill and certain intangible assets has ceased beginning in fiscal year 2002. The adoption of this standard has reduced the amount of amortization expense related to goodwill. On an annual basis, the Company expects that amortization expense will be reduced from $558,000 in 2001 to approximately $261,000 in 2002. In total, diluted EPS is expected to increase by approximately $0.02 in 2002 due to the reduction in amortization expense.

     The provisions of SFAS 142 that pertain to impairment of intangible assets have superceded the impairment related provisions included in SFAS 121, beginning in fiscal year 2002. Under SFAS 142, the impairment review of goodwill and other intangible assets that are not being amortized must be based generally on fair values, instead of projected future undiscounted cash flows. The fair values of these assets were calculated based on discounted cash flow analyses. As a result of initially applying the new impairment provisions of SFAS 142 no impairment loss was required.

     Goodwill and other intangible assets at June 30, 2002 consisted of the following (in $000's):
                                     Gross    Accumulated    Net
                                     Amount   Amortization  Amount
                                     ------   ------------  ------
Intangible asset continuing
 to be amortized:
  Customer lists (useful life
    of 10 years). . . . . . . . .   $ 1,000        $  201   $  799
Licenses & patents (useful life
  of 10-15 years) . . . . . . . .       829           199      630
Other intangibles . . . . . . . .       576           248      328
                                    -------        ------   ------

     Total. . . . . . . . . . . .   $ 2,405        $  648   $1,757
                                    =======        ======   ======

Goodwill no longer being amortized                          $7,644
                                                            ------
Total goodwill and other
  intangible assets . . . . . . .                           $9,401
                                                            ======

     Estimated annual aggregate amortization expense related to intangible assets will be approximately $261,000 for FY 2002 and $337,000 for each of the next five years.

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This provisions of the statement are required to be applied starting with fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 has no impact on the Company's financial statements. In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No.144 defines impairment for long-lived assets and provides guidance on the measurement of asset impairments. The adoption of SFAS No. 144 has no impact on the Company's financial statements. In April 2002, the FASB issued SFAS No.145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections. SFAS No. 145 eliminates the exception to applying APB Opinion 30 to all gains and losses related to extinguishments of debt. The adoption of SFAS No. 145 has no impact on the Company's financial statements. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the costs are incurred rather than at the date of a commitment to the exit or disposal plan. This statement will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 has no impact on the Company's financial statements.

      Management's Discussion and Analysis of Financial Condition
                       and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Landauer's cash flow from operating activities for the nine months ended June 30, 2002 and 2001 amounted to $11,107,000 and $12,217,000, respectively. Acquisitions of property, plant and equipment amounted to $3,102,000 and $2,073,000, respectively, for nine months ended June 30, 2002 and 2001. The Company's financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture.

     The Company has no long-term liabilities cash flows are generally sufficient to support investing activities. Capital expenditures for the balance of fiscal 2002 are expected to amount to approximately $1,500,000 principally for the acquisition of equipment to support the Company's Luxel product line, introduction of new products, the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

     The Company presently maintains external sources of liquidity in the form of a $5 million line of credit with its bank. In the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

     Landauer requires limited working capital for its operations since many of its customers are invoiced for services in advance. Such advance billings amounted to $12,524,000 and $10,890,000, respectively, as of June 30, 2002 and September 30, 2001, are included in deferred contract revenue and are stated net of services rendered through the respective consolidated balance sheet dates. Customers invoiced under such a deferred contract arrangement represent smaller accounts and comprise approximately 60% of the numbers of accounts served and 37% of the Company's revenues. While these amounts included in deferred contract revenue represent more than one-half of current liabilities, such amounts generally do not represent a cash requirement.

     The services provided by the Company to its customers are ongoing and are of a subscription nature. As such, revenues are recognized in the periods in which such services are rendered irrespective of whether invoiced in advance or in arrears. All customers are invoiced in accordance with the Company's standard terms, with payment due thirty days from date of invoice. Inasmuch as the majority of the Company's revenues are subject to health care industry reimbursement cycles, the average days of sales outstanding range from 43 to 79 days.

RESULTS OF OPERATIONS
---------------------

     Revenues for the quarter ended June 30, 2002 were 14.7% higher compared with the same quarter a year ago. Revenue growth was primarily attributable to consolidation of LCIE-Landauer's operations, higher pricing for the Company's products and services, and to a lesser degree, increased unit demand. Cost of revenues for the current quarter was 17.9% higher than for the same period a year ago. Higher costs resulted from the increased business activity associated with the expanded European operations of LCIE-Landauer, as well as generally higher levels in some categories of cost of revenues. The rate of gross margin was lower at 63.1% compared with 64.1% a year ago.

     Selling, general and administrative expenses were higher in the third quarter as a percent of revenues at 23.9% versus 23.0% for the third quarter of fiscal 2001 as a result of the higher costs from the expanded European operations and higher employee benefit costs, particularly for medical claims. As a result, operating income for the third quarter of 2002 was 39.3% of revenues compared to 41.2% for the same period last year. The Company also recognized a $786,000 pre-tax gain arising from the exchange of a portion of its UK business for a controlling interest in LCIE-Landauer, the Company's new operating unit in France and the United Kingdom. Income before taxes and minority interest was 46.3% of the revenues for the quarter just ended compared to 42.2% for the third fiscal quarter of 2001. Exclusive of the gain on exchange, income before taxes and minority interest was 41.0% of the revenues for the quarter just ended.

     The effective tax rate for the Company during the third quarter of fiscal 2002 was 36.5% compared with 36.1% for the third quarter of fiscal 2001. Resulting net income of $4,234,000 for the third fiscal quarter of 2002 increased $755,000, or 21.7%, compared with $3,479,000 reported in fiscal 2001. Net income increased 7.0%, exclusive of the gain. Diluted income per share for the current quarter was $0.48 versus $0.40 for fiscal 2001. Diluted income per share would have been $0.42, exclusive of the gain on exchange of assets.

     Revenues for the nine months ended June 30, 2002, were 9.6% higher compared with the first nine months of fiscal 2001. The increase in revenues was attributable to consolidation of LCIE-Landauer's operations, higher pricing for the Company's products and services, and slightly higher unit demand. Gross margins for the first half of fiscal 2002 were 64.9% of revenues, a slight improvement from 64.0% a year ago.

     Selling, general, and administrative expenses were 23.6% of revenues for the first nine months of fiscal 2002 compared to 23.4% for the same period of fiscal 2001. Operating income for the first nine months of fiscal 2002 was 41.3% of revenues compared with 40.6% for the same period last year. Income before income taxes and minority interest was 44.6% of revenues for the nine months just ended compared to 41.9% of revenues for the same period in fiscal 2001. Income before income taxes and minority interest was 42.8% of revenues for the nine months just ended, exclusive of the gain on exchange of assets.

     The effective tax rate for the Company during the first nine months of fiscal 2002 was 37.1% compared with 36.3% a year ago. Resulting net income of $12,007,000 for the first nine months of 2002 exceeded earnings of $10,525,000 reported for the same period in fiscal 2001. Diluted income per share for the first nine months of fiscal 2002 was $ 1.36, compared to $1.21 in the nine months fiscal half of 2001. Diluted income per share would have been $1.30 exclusive of the gain.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On October 1, 2001 the Company adopted SFAS No. 142 which requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. For acquisitions completed prior to June 30, 2001, the amortization of goodwill and certain intangible assets has ceased beginning in fiscal year 2002. The adoption of this standard has reduced the amount of amortization expense related to goodwill. On an annual basis, the Company expects that amortization expense will be reduced from $558,000 in 2001 to approximately $261,000 in 2002. In total, diluted EPS is expected to increase by approximately $0.02 in 2002 due to the reduction in amortization expense.

     The provisions of SFAS 142 that pertain to impairment of intangible assets have superceded the impairment related provisions included in SFAS 121, beginning in fiscal year 2002. Under SFAS 142, the impairment review of goodwill and other intangible assets that are not being amortized must be based generally on fair values, instead of projected future undiscounted cash flows. The fair values of these assets were calculated based on discounted cash flow analyses. As a result of initially applying the new impairment provisions of SFAS 142 no impairment loss was required.

     Goodwill and other intangible assets at June 30, 2002 consisted of the following (in $000's):
                                     Gross    Accumulated    Net
                                     Amount   Amortization  Amount
                                     ------   ------------  ------
Intangible asset continuing to
 be amortized:

Customer lists (useful life
    of 10 years). . . . . . . . .    $1,000        $  201   $  799

Licenses & patents (useful life
  of 10-15 years) . . . . . . . .       829           199      630

Other intangibles . . . . . . . .       576           248      328
                                     ------        ------   ------

        Total . . . . . . . . . .    $2,405        $  648   $1,757
                                     ======        ======   ======

Goodwill no longer being amortized                          $7,644
                                                            ------
Total goodwill and other
  intangible assets . . . . . . .                           $9,401
                                                            ======

     Estimated annual aggregate amortization expense related to intangible assets will be approximately $261,000 for FY 2002 and $337,000 for each of the next five years.

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This provisions of the statement are required to be applied starting with fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 has no impact on the Company's financial statements. In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No.144 defines impairment for long-lived assets and provides guidance on the measurement of asset impairments. The adoption of SFAS No. 144 has no impact on the Company's financial statements. In April 2002, the FASB issued SFAS No.145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections. SFAS No. 145 eliminates the exception to applying APB Opinion 30 to all gains and losses related to extinguishments of debt. The adoption of SFAS No. 145 has no impact on the Company's financial statements. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the costs are incurred rather than at the date of a commitment to the exit or disposal plan. This statement will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 has no impact on the Company's financial statements.

FORWARD-LOOKING STATEMENTS
--------------------------

     Certain of the statements made herein constitute forward looking statements that are based on certain assumptions and involve certain risks and uncertainties, including assumptions and risks associated with the Company's introduction of new technology, the adaptability of OSL to new platforms and new formats, the usefulness of older technologies, the cost associated with the Company's business development and research efforts, the anticipated results of operations of the Company, its subsidiaries and joint venture investment, the Company's market position, the Company's business plans, the risks associated with conducting business internationally, other anticipated financial events, the effects of changing economic and competitive conditions, foreign exchange risks, government regulations and changes in postal and delivery practices. Such assumptions may not materialize to the extent assumed and such risks and uncertainties may cause actual results to differ from anticipated results. Additional information may be obtained by reviewing the Company's reports filed from time to time with the Securities and Exchange Commission.


PART II.   OTHER INFORMATION


Item 2.    LEGAL PROCEEDINGS

     Landauer is involved in various legal proceedings but believes that these matters will be resolved without a material effect on its financial position.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


Item 6.    EXHIBIT AND REPORTS IN FORM 8-K


Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     On May 22, 2002 Landauer filed a Form 8-K, Item 4, "Changes in Registrant's Certifying Accountant."

     On June 26, 2002, Landauer filed a Form 8-K/a, Item 4, "Changes in Registrant's Certifying Accountant."

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  LANDAUER, INC.

Date:August 12, 2002

                                  /s/ James M. O'Connell
                                  -----------------------------
                                  James M. O'Connell
                                  Vice President and Treasurer
                                  (Principal Financial and
                                  Accounting Officer)