Form 10-K
period 2002-09-30
LANDAUER INC
filed 2002-12-30
CIK 825410

Securities and Exchange Commission                            FORM 10-K
Washington, DC 20549


             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934


             For the fiscal year ended September 30, 2002


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

COMMON STOCK WITH PAR VALUE OF $.10          NEW YORK STOCK EXCHANGE
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [ X ]

     Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).    Yes [ X ]  No [   ]

      As of March 28, 2002, the aggregate market value of the voting and nonvoting common equities (based upon the closing price on the New York Stock Exchange) held by non-affiliates was approximately $319,000,000

     Certain portions of the Registrant's definitive Proxy Statement in connection with the February 5, 2003 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                 INDEX


Item                                                            Page
----                                                            ----

PART I

1.   Business
         General Description. . . . . . . . . . . . . . . . .      3
         Marketing and Sales. . . . . . . . . . . . . . . . .      4
         Patents. . . . . . . . . . . . . . . . . . . . . . .      4
         Raw Materials. . . . . . . . . . . . . . . . . . . .      5
         Competition. . . . . . . . . . . . . . . . . . . . .      5
         Research and Development . . . . . . . . . . . . . .      5
         Environmental and Other Governmental Regulations . .      6
         Employees and Labor Relations. . . . . . . . . . . .      6
2.   Properties . . . . . . . . . . . . . . . . . . . . . . .      6
3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .      6
4.   Submission of Matters to a Vote of Security Holders. . .      6
4A.  Executive Officers of the Registrant . . . . . . . . . .      7


PART II

5.   Market for Registrant's Common Stock and
     Related Stockholder Matters. . . . . . . . . . . . . . .      7
6.   Selected Financial Data. . . . . . . . . . . . . . . . .      8
7.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . . .      8
8.   Consolidated Financial Statements and Supplementary Data
         Consolidated Balance Sheets. . . . . . . . . . . . .     14
         Consolidated Statements of Income. . . . . . . . . .     16
         Consolidated Statements of Stockholders'
           Investment and Comprehensive Income. . . . . . . .     17
         Consolidated Statements of Cash Flows. . . . . . . .     19
         Notes to Consolidated Financial Statements . . . . .     20
         Reports of Independent Accountants . . . . . . . . .     32
9.   Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure . . . . . . . . .     34


PART III

10.  Directors and Executive Officers of the Registrant . . .     34
11.  Executive Compensation . . . . . . . . . . . . . . . . .     34
12.  Security Ownership of Certain Beneficial Owners and
     Management and Related Stockholder Matters . . . . . . .     34
13.  Certain Relationships and Related Transactions . . . . .     34
14.  Controls and Procedures. . . . . . . . . . . . . . . . .     34


PART IV

15.  Exhibits, Financial Statement Schedules, and
     Reports on Form 8-K
         Financial Statements . . . . . . . . . . . . . . . .     35
         Financial Statement Schedules. . . . . . . . . . . .     35
         List of Exhibits . . . . . . . . . . . . . . . . . .     35
         Reports on Form 8-K. . . . . . . . . . . . . . . . .     36
         Signatures of Registrant and Directors . . . . . . .     37
         Certifications . . . . . . . . . . . . . . . . . . .     38
         Quarterly Financial Data (Unaudited) . . . . . . . .     40

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

     The Company offers a service for measuring, primarily through optically stimulated luminescent (OSL) badges worn by client personnel, the dosages of x-ray, gamma radiation and other penetrating ionizing radiations to which the wearer has been exposed. This technology is marketed under the trade name Luxel<registered trademark>. While most of the Company's revenues are domestic, these services are also marketed by Landauer in Canada and by its subsidiaries and investments in other parts of the world. As of October 1, 1998, the Company acquired a 75% interest in SAPRA-Landauer, Ltda., which provides radiation dosimetry services in Brazil. As of December 28, 1998, SAPRA-Landauer acquired the radiation dosimetry service business formerly conducted by REM in Sao Paulo, Brazil. During July 1999, the Chinese government approved the Company's joint venture agreement with China National Nuclear Corporation to form Beijing-Landauer, Ltd., which provides radiation monitoring services in China. Landauer, Inc. owns a 70% interest in Beijing-Landauer.

     On April 2, 2002, the Company completed an agreement to merge its European operations with the radiation monitoring business operated by Laboratoire Central des Industries Electriques (LCIE), a wholly-owned subsidiary of Bureau Veritas, a professional services company involved in quality, health and safety, and environmental management. Under the agreement, Landauer exchanged its United Kingdom radiation monitoring business and its technologies for a 51% controlling interest in the new company named LCIE-Landauer. LCIE contributed its radiation monitoring business, all of which is located in France. LCIE-Landauer has its headquarters and laboratory at the current LCIE location in Fontenay-aux-Roses, a Paris suburb, and will continue to serve the United Kingdom customers from Oxford, England. Additionally, as part of the formation of the new entity on April 2, 2002, LCIE-Landauer purchased the Philips France radiation monitoring business.

     Landauer's activities also include the operations of Nagase-Landauer, Ltd., a 50%-owned joint venture in Japan involved in radiation monitoring in that country.

     The Company's AurionTM service offering provides operational radiation dose monitoring and allows users immediate information about their radiation exposure. Based on direct ion storage (DISTM) technology, calibration of devices and data management are provided as part of the service. Smart card technology coupled with radio-frequency identification provides users with the ability to assign devices to multiple users with minimal administrative overhead. Dose management is provided by Landauer via the Internet and radiation safety personnel can access a variety of reports when and where they are needed.

     Landauer's InLightTM dosimetry system provides smaller in-house and commercial laboratories with the ability to offer a complete radiation monitoring service using OSL technology. The system is based on the Company's propriety technology and instruments and dosimetry devices developed by Mitsushita Industrial Equipment Company and allows customers the flexibility to tailor their precise dosimetry needs.

     Landauer's operations include services for detecting radon gas. This service makes up a small part of revenues.

     Landauer's wholly-owned subsidiary, HomeBuyer's Preferred, Inc., offers a radon monitoring service and, when necessary, remediation to purchasers of personal residences. The service is targeted to corporate employee relocation programs that have generally regarded radon as a serious environmental hazard.

     Landauer operates a crystal manufacturing facility in Stillwater, Oklahoma that it acquired in August 1998. Crystal material is a component in the Company's OSL technology.

     The Company's shares are listed on the New York Stock Exchange. As of September 30, 2002, there were 8,775,337 shares outstanding. The trading symbol is LDR.

MARKETING AND SALES

     Landauer's dosimetry services are marketed primarily by full-time Company personnel located in Illinois, California, Connecticut, Georgia, and Texas. The Company's services are marketed through ventures in Japan, Brazil, China, the United Kingdom and France. In addition, U.S. sales personnel market these services in Canada. Other firms and individuals market the Company's services on a commission basis, primarily to small customers.

     Worldwide, the Company and its affiliates serve more than 60,000 customers representing more than 1.3 million individuals. Typically, a client will contract for a year's service in advance, representing monthly, bimonthly or quarterly badges, readings, and reports. Sales are made principally on a subscription basis. Customer relationships in the radiation monitoring market served by the Company are generally stable and recurring. Deferred contract revenue, as shown on the consolidated balance sheet, represents advance payment for services to be rendered. At
September 30, 2002 and 2001, deferred contract revenue was $11,885,000 and $10,890,000, respectively.

     Radon gas detection kits are marketed primarily to institutional customers and government agencies.

     The HomeBuyer's Preferred<registered trademark> Radon Protection Plan service agreement is marketed to companies and to their corporate relocation service providers for the benefit of purchasers of residences incident to transfers of personnel.

PATENTS

     The Company holds exclusive worldwide licenses to patent rights for certain technologies that measure and image radiation exposure to crystalline materials when stimulated with light. These licenses were acquired by the Company from Battelle Memorial Institute and Oklahoma State University as part of collaborative efforts to develop and commercialize a new generation of radiation dosimetry technology. These licenses expire from the years 2011 through 2015.

     As of September 30, 2002, the Company is using OSL technology to provide dosimetry services to essentially its entire domestic and many of its international customers. These licenses and systems represent an important proprietary component of the OSL commercial service known as Luxel<registered trademark>.

     Additionally, the Company holds certain patents that relate to various dosimeter designs. These patents expire in 2017.

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

COMPETITION

     Landauer has one major competitor in the United States as well as a number of smaller competitors that operate in the United States.

     In much of the world, radiation monitoring activities are conducted by a combination of private entities and government agencies. The Japanese market is served by the Company through its 50%-owned joint venture, Nagase-Landauer, Ltd. In early 1995, the Company began offering radiation monitoring services to customers in Canada following approval of the Company's devices by Canadian authorities. The Company began offering service to customers in China during fiscal 2000. Customers in Brazil are served through the Company's joint venture, SAPRA-Landauer, Ltda., while customers in the United Kingdom and France are served through the Company's joint venture LCIE-Landauer by its headquarters in suburban Paris, France and sales office in Oxford, England.

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

     The Company's InLightTM dosimetry system, while competitive with a number of systems offered by other companies, provides the only OSL-based radiation protection monitoring system available.

     The AurionTM operational radiation monitoring service competes with several electronic devices available throughout the world. Landauer has focused its marketing efforts for Aurion to include value added services for calibration, data management and administrative ease in assignment of devices to multiple users.

     Radon gas detection services represent a market where Landauer has many large and small competitors, many of whom use short-term charcoal detectors rather than the Company's alpha-track detectors.

     The HomeBuyer's Preferred<registered trademark> Radon Protection Plan represents a product sold exclusively to the corporate relocation market through firms providing relocation services and directly to corporate customers.

RESEARCH AND DEVELOPMENT

     Present research seeks to expand the use of OSL, particularly as it applies to radiation measurements in therapeutic and diagnostic radiology and nuclear medicine as well as environmental radiation dosimetry. The InLightTM dosimeter system recently released for commercial application will enable the Company's subsidiaries and other small dosimetry laboratories an economical approach to practice the OSL technology.

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

ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATIONS

     The Company believes that it complies with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise protecting the environment. This compliance has not had, nor is it expected to have, a material effect on the capital expenditures, financial condition, liquidity, results of operation, or competitive position of Landauer.

     The U.S. Postal Service has studied the feasibility of irradiating letters and packages to protect the public from exposure to certain biological compounds and determined that there are other more practical methods available to achieve the desired result. Accordingly, it is not currently expected that use of irradiation in connection with the mails will become widespread to the extent that it impacts the Company's ability to continue providing its service to customers that use the U.S. mails.

EMPLOYEES AND LABOR RELATIONS

     As of September 30, 2002, the Company employed approximately 425 full-time employees worldwide. Landauer believes its relations with its employees are good.


ITEM 2. PROPERTIES

     Landauer owns three adjacent buildings totaling approximately 60,000 square feet in Glenwood, Illinois, about 30 miles south of Chicago. The properties house the Company's administrative offices, laboratory, assembly and reading operations and warehouse. The properties and equipment of the Company are in good condition and, in the opinion of management, are suitable and adequate for the Company's operations. The Company maintains a crystal growth facility in Stillwater, Oklahoma and maintains small offices and/or locations in Japan, the United Kingdom, Brazil, China, and France.


ITEM 3. LEGAL PROCEEDINGS

     At September 30, 2002, Landauer was involved in various legal proceedings, but believes that these matters will be resolved without a material effect on its liquidity, results of operation, or financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

     Name of Officer              Age   Position

     Brent A. Latta               59    President and Chief
                                        Executive Officer
     James M. O'Connell           55    Vice President,
                                        Finance, Treasurer,
                                        Secretary, and
                                        Chief Financial Officer
     R. Craig Yoder               50    Senior Vice President,
                                        Marketing and Technology
     Joseph M. Zlotnicki          46    Vice President - International
     Robert M. Greaney            49    Vice President - Operations

     All of the Company's executive officers have been employed by the Company for more than ten years. Mr. Latta, who joined the Company in April 1987 as Vice President, had for more than five years previously been Vice President, Marketing of Sherwood Medical Company, a manufacturer and distributor of medical products. Prior to being elected President and Chief Executive Officer in 1998, Mr. Latta served as the Vice President Marketing of the Company. Mr. O'Connell, prior to joining the Company in September 1990, served in various financial capacities in the telecommunications, manufacturing and financial services industries. Dr. Yoder was elected to his position after serving as the Company's Vice President of Operations since 1994 and Technology Manager since joining in 1983. Prior to joining the Company, he was a member of the senior technical staff at Pennsylvania Power and Light, and at Battelle Pacific Northwest Laboratory. Mr. Zlotnicki was elected to his position in 2000 and has served Landauer for more than ten years, most recently as Manager of Corporate Development. Prior to joining Landauer, Mr. Zlotnicki worked ten years for Amersham International. Mr. Greaney was elected to his position in February 2001. He has held positions of increasing responsibility involving operations and project management since joining the Company in 1973.

     There are no family relationships between any director or executive officer and any other director or executive officer of the Company.


                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS

     The Company's Common Stock was traded on the American Stock Exchange from 1988 through January 14, 2002. The Company's Common Stock began trading on the New York Stock Exchange on January 15, 2002. A summary of market prices of the Company's Common Stock is set forth in the table on page 40 of this Annual Report on Form 10-K. On December 20, 2002, there were approximately 600 shareholders of record. The Company believes that there are approximately 2,000 beneficial owners of its Common Stock. There were no sales of unregistered securities during fiscal 2002.

     The Company has paid regular quarterly cash dividends since January 1990. The Company has also paid special cash dividends in 1990 and 1992. On November 6, 2002, the Company announced that it had increased the regular quarterly cash dividend by 7% to $0.375 per share for the first quarter of fiscal 2003. This increase represents an annual rate of $1.50 per share compared with $1.40 paid in fiscal 2002. A summary of cash dividends paid for the last two years is set forth in the table on page 40 of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

     A summary of selected financial data for the last six years is set forth on page 41 of the Company's Annual Report to Stockholders accompanying this Annual Report on Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     FISCAL 2002 COMPARED TO FISCAL 2001

     Net revenues for fiscal 2002 were $58,608,000 compared with revenues of $53,028,000 reported for fiscal 2001, a gain of 10.5%. Revenue growth for fiscal 2002 reflected higher pricing for dosimetry services, increased demand for ancillary products and the services this technology offers to our customers, and account gains in key market segments. Also contributing to revenue growth, beginning in the second half of the fiscal year was the consolidation of the operations of LCIE-Landauer, the Company's 51%-owned operating unit in France and the United Kingdom.

     Costs and expenses in fiscal 2002 grew at a slightly lower rate than revenues despite costs associated with the formation of LCIE-Landauer, moving the Company's listing to the New York Stock Exchange, and ongoing investment in the development of new products and markets. Gross margins increased moderately from 64.7% in fiscal 2001 to 65.1% in fiscal 2002.

     Net other income was more than $1,100,000 greater than in fiscal 2001 reflecting the recognition of a $786,000 gain arising from the exchange of a portion of the Company's United Kingdom business for a controlling interest in LCIE-Landauer. Higher investment and joint venture income also contributed to the increase. The Company's effective tax rate was 37.3% for fiscal 2002, slightly higher than a year ago at 36.5%.

     As a result, net income for fiscal 2002 increased $1,856,000 or 13%, to $16,180,000. Diluted earnings per share increased from $1.64 in fiscal 2001 to $1.83 in fiscal 2002. Excluding the gain on the formation of LCIE-Landauer, net income for fiscal 2002 was $15,669,000 or $1.77 per diluted share, an increase of 9.4% compared with fiscal 2001.

     Certain reclassifications have been made in the financial statements for comparative purposes. These reclassifications have no effect on the results of operation or financial position.

     FISCAL 2001 COMPARED TO FISCAL 2000

     Net revenues for fiscal 2001 were $53,028,000 compared with revenues of $47,174,000 reported for fiscal 2000, a gain of 12.4%. Revenue growth for fiscal 2001 reflected improved pricing for the value provided by Luxel<registered trademark>, stronger demand for the ancillary products and services this technology offers to our customers and account gains in key market segments. Also contributing to revenue growth was the acquisition of a small dosimetry service provider early in the year.

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

     FOURTH QUARTER RESULTS OF OPERATIONS

     Revenues in the fourth quarter of fiscal 2002 were 13.3% higher than reported in the same period in fiscal 2001. Revenue growth for the quarter reflected improved pricing as well as incremental volume, and includes the impact of the consolidation of the operations of LCIE-Landauer, the Company's 51%-owned operating unit in France and the United Kingdom. Net income for the quarter of $4,173,000 represented a 9.8% increase compared with the same period in 2001. Diluted income per share for the fourth quarters of 2002 and 2001 was $.47 and $.43, respectively.

     Revenues in the fourth quarter of fiscal 2001 were 10.4% higher than reported in the same period in fiscal 2000. Revenue growth for the quarter reflected improved pricing as well as incremental volume, primarily achieved through the acquisition of a small dosimetry service provider early in fiscal 2001. Net income for the quarter of $3,799,000 represented a 12% increase compared with the same period in 2000. Diluted income per share for the fourth quarters of 2001 and 2000 was $.43 and $.39, respectively.

     LIQUIDITY AND CAPITAL RESOURCES

     Landauer's cash flows, as shown in the statement of cash flows, can differ from year to year as a result of the Company's operating, investing, and financing activities. Investments in short-term instruments with maturity of greater than three months are classified separately from cash and equivalents, and investments with maturities of greater than one year are classified as noncurrent assets.

     Investing activities included acquisitions of property, plant and equipment (including amortizable dosimetry device components) and amounted to $4,656,000 and $3,219,000, respectively, in fiscal 2002 and 2001. In
September 2000, the Company invested $2,550,000 to acquire certain assets of the Eberline Analytical Corporation. Cash paid for income taxes was $10,096,000 in 2002 and $7,127,000 in fiscal 2001.

     At September 30, 2002, the Company had no significant long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for fiscal 2003 are expected to amount to $8,200,000, principally for equipment and information technology infrastructure. The Company anticipates that funds for these capital improvements will be provided from operations.

     The Company presently maintains bank lines of credit totaling $5,000,000. In the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

     Landauer requires limited working capital for its operations since many of its customers pay for annual services in advance. Such advance payments amounted to $11,885,000 and $10,890,000, respectively, as of September 30, 2002 and 2001, and are included in deferred contract revenue. While these amounts represent approximately one-half of current liabilities, such amounts generally do not represent a cash requirement.

     Landauer offers radiation monitoring services in the United Kingdom, Canada, Japan, Brazil, China, and France. The Company's operations in these markets do not depend on significant capital resources.

     The Company is exposed to market risk, including changes in foreign currency exchange rates and interest rates. As discussed in Note 1, "Summary of Significant Accounting Policies" to the consolidated financial statements, the financial statements of the Company's non-U.S. subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the functional currency. The market risk associated with foreign currency exchange rates is not material in relation to the Company's financial position, results of operations, or cash flows. The Company does not have any significant trade accounts receivable, trade accounts payable, commitments or borrowings in a currency other than that of the reporting units functional currency. As such, the Company does not use derivative financial instruments to manage the exposure in its non-U.S. operations.

NEW ACCOUNTING PRONOUNCEMENTS

     On October 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 that requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. For acquisitions completed prior to June 30, 2001, the amortization of goodwill and certain intangible assets has ceased beginning in fiscal year 2002. The Company did not recognize goodwill amortization expense in fiscal 2002. Goodwill amortization expense aggregated $190,000 in fiscal 2001 and $197,000 in fiscal 2000. Diluted EPS increased by approximately $0.02 in 2002 due to the reduction in amortization expense. The provisions of SFAS No. 142 that pertain to impairment of goodwill and certain intangible assets have superseded the impairment related provisions included in SFAS No. 121. As a result of applying the new impairment provisions of SFAS No. 142, no impairment loss was indicated. Goodwill and other intangible assets at September 30, 2002 consisted of the following:

                                                   ACCUMU-
                                                    LATED
                                            GROSS  AMORTI-     NET
(DOLLARS IN THOUSANDS)                     AMOUNT  ZATION     AMOUNT
----------------------                     ------  -------    ------

Intangible Assets Continuing
to be Amortized:

Customer Lists. . . . . . . . . . . . .    $2,681    $ 300    $2,381
 (Useful Life of 10 Years)

Licenses & Patents. . . . . . . . . . .       811      218       593
  (useful Life of 10-15 Years)

Other Intangibles . . . . . . . . . . .       669      223       446
                                           ------    -----    ------

    Total . . . . . . . . . . . . . . .    $4,161    $ 741    $3,420
                                           ======    =====    ======

Goodwill No Longer Being Amortized. . .                       $5,181
                                                              ------
Total Goodwill & Other Intangible
  Assets. . . . . . . . . . . . . . . .                       $8,601
                                                              ======

     Estimated annual aggregate amortization expense related to these intangible assets will be approximately $355,000 for each of the next five years.

     In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The provisions of this statement are required to be applied starting with fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 has no impact on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 defines impairment for long-lived assets and provides guidance on the measurement of asset impairments. The adoption of SFAS No. 144 has no impact on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No., 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the exception to applying APB Opinion 30 to all gains and losses related to extinguishments of debt. The adoption of SFAS No. 145 has no impact on the Company's financial statements.

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

INFLATION

     From time to time, the Company tries to reflect the inflationary impact of materials, labor and other operating costs and expenses in its prices. The market for the services that the Company offers, however, is highly competitive, and in some cases has limited the ability of the Company to offset inflationary cost increases.

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

     The total cost of remediation and replacement of its non-compliant systems amounted to $2,069,000, of which $606,000 was capitalized.

FORWARD LOOKING STATEMENTS

     Certain matters contained in this report are forward-looking statements, including, without limitation, statements concerning the development and introduction of new technologies, the adaptability of OSL to new platforms and new formats, the usefulness of older technologies, the cost associated with the Company's business development and research efforts, the Company's business plans, foreign exchange risks, government regulations, changes in postal and delivery practices, the Company's market position, the risks of conducting business internationally, the effects of changing economic and competitive conditions, and pending accounting announcements. The words "believe", "expect", anticipate", and "estimate" and other similar expressions generally identify forward-looking statements. All forward-looking statements contained herein are based largely on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements.

CRITICAL ACCOUNTING POLICIES

     The Securities and Exchange Commission (SEC) issued statements regarding disclosure by companies within their management's discussion and analysis of financial condition and results of operations. In those statements, the SEC encouraged companies to identify critical accounting policies. Critical accounting policies are those that are most important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In response to the SEC statements, management has identified the following critical accounting policies used in the preparation of our financial statements and accompanying notes.

REVENUE RECOGNITION AND DEFERRED CONTRACT REVENUE

     The Company recognizes revenues and the related costs for its services in the periods for which such services are provided. Many customers pay for these services in advance. The amounts recorded as deferred contract revenue in the consolidated balance sheet represent customer deposits invoiced in advance during the preceding twelve months for services rendered over the succeeding twelve months, and are net of services rendered through the respective consolidated balance sheet date. Such advance billings amounted to $11,885,000 and $10,890,000, respectively, as of September 30, 2002 and September 30, 2001, are included in deferred contract revenue, and are stated net of services rendered through the respective consolidated balance sheet dates. Management believes that the amount of deferred revenue shown at the respective consolidated balance sheet dates fairly represents the level of business activity it expects to conduct with customers invoiced under this arrangement.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Management judgments and estimates are utilized in connection with establishing an allowance for the possibility that portions of the Company's accounts receivable balances may become uncollectable. Specifically, management analyzes accounts in relation to receivable aging trends, economic factors, and changes in customer payment history in establishing this allowance. Accounts receivable are reduced by this allowance of $482,000 as of September 30, 2002 and $368,000 as of September 30, 2001, amounted to $13,620,000 and $11,713,000, respectively, as of September 30, 2002 and September 30, 2001.

PROPERTY, PLANT & EQUIPMENT

     Plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives, which are primarily thirty years for buildings and three to eight years for equipment. Landauer assesses the carrying value of its property plant and equipment and the remaining useful lives whenever events or circumstances indicate the carrying value may not be recoverable or the estimated useful life may no longer be appropriate. Factors considered important which could trigger this review included competitive conditions, government regulations and technological changes. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized.

GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company's intangible assets are comprised of goodwill, purchased customer lists, licenses and patents. On October 1, 2001, the Company adopted SFAS No. 142 which requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. For acquisitions completed prior to June 30, 2001, the amortization of goodwill and certain intangible assets has ceased beginning in fiscal year 2002. The provisions of SFAS No. 142 that pertain to impairment of intangible assets have superseded the impairment related provisions included in SFAS No. 121, beginning in fiscal year 2002. Under SFAS No. 142, the impairment review of goodwill and other intangible assets that are not being amortized must be based generally on fair values, instead of projected future undiscounted cash flows. The fair values of these assets were calculated based on discounted cash flow analyses. As a result of initially applying the new impairment provisions of SFAS No. 142, no impairment loss was required. Purchased customer lists are recorded at cost and are amortized on a straight-line basis over the estimated useful lives, which are primarily ten years. Patents and licenses are also recorded at cost and are amortized on a straight-line basis over their useful lives, which range from 10 to 15 years.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      CONSOLIDATED BALANCE SHEETS
                    LANDAUER, INC. AND SUBSIDIARIES



                                               (Dollars in Thousands)
As of September 30,                      Notes    2002        2001
-------------------                      -----   -------     -------

ASSETS

Current assets:
  Cash and cash equivalents . . . . .        1   $ 7,627     $ 7,055
  Short-term investments. . . . . . .        1       317         387
  Receivables, net of allowance for
    doubtful accounts of $482 in
    2002 and $368 in 2001 . . . . . .             13,620      11,713
  Inventories . . . . . . . . . . . .        1     2,135       1,693
  Prepaid expenses. . . . . . . . . .                773         707
  Prepaid income taxes. . . . . . . .    1 & 5     2,358       --
                                                 -------     -------
Total current assets. . . . . . . . .             26,830      21,555
                                                 -------     -------
Property, plant and equipment,
 at cost: . . . . . . . . . . . . . .        1
  Land and improvements . . . . . . .                538         538
  Buildings and improvements. . . . .              3,768       3,519
  Equipment . . . . . . . . . . . . .             33,198      31,360
                                                 -------     -------
                                                  37,504      35,417
  Less: accumulated depreciation
    and amortization. . . . . . . . .             19,325      18,917
                                                 -------     -------
Net property, plant and equipment . .             18,179      16,500
                                                 -------     -------

Equity in joint venture . . . . . . .        3     2,806       2,331
Goodwill and other intangible
  assets, net of amortization . . . .    1 & 4     8,601       7,216
Dosimetry devices, net of
  amortization. . . . . . . . . . . .              3,546       2,585
Other assets. . . . . . . . . . . . .                295         363
                                                 -------     -------

TOTAL ASSETS. . . . . . . . . . . . .            $60,257     $50,550
                                                 =======     =======

                    LANDAUER, INC. AND SUBSIDIARIES



                                               (Dollars in Thousands)
As of September 30,                      Notes    2002        2001
-------------------                      -----   -------     -------

LIABILITIES AND
STOCKHOLDERS' INVESTMENT

Current liabilities:
  Accounts payable. . . . . . . . . .            $ 1,789     $   627
  Dividends payable . . . . . . . . .              3,071       3,055
  Deferred contract revenue . . . . .        1    11,885      10,890
  Accrued compensation and
    related costs . . . . . . . . . .              2,505       2,242
  Accrued pension costs . . . . . . .        8     1,922       1,831
  Accrued taxes on income . . . . . .    1 & 5     1,753         306
  Other accrued expenses. . . . . . .              2,264       1,842
                                                 -------     -------
Total current liabilities . . . . . .             25,189      20,793
                                                 -------     -------

Minority interest . . . . . . . . . .                462         114

Commitments and contingencies . . . .    6 & 9     --          --

STOCKHOLDERS' INVESTMENT. . . . . . .   7 & 10
Preferred stock . . . . . . . . . . .              --          --
Common stock. . . . . . . . . . . . .                878         873
Premium paid in on common stock . . .             10,946       9,876
Cumulative translation adjustments. .               (855)       (826)
Retained earnings . . . . . . . . . .             23,637      19,720
                                                 -------     -------
Total stockholders' investment. . . .             34,606      29,643
                                                 -------     -------

TOTAL LIABILITIES AND
  STOCKHOLDERS' INVESTMENT. . . . . .            $60,257     $50,550
                                                 =======     =======

The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED STATEMENTS OF INCOME
                    LANDAUER, INC. AND SUBSIDIARIES



                             (Dollars in Thousands, Except per Share)
For the years ended
September 30,                 Notes    2002       2001        2000
-------------------           -----  --------   --------    --------

Net revenues. . . . . . .            $ 58,608   $ 53,028    $ 47,174
Costs and expenses:
  Cost of sales . . . . .              20,462     18,716      16,959
  Selling, general, and
    administrative. . . .         1    13,747     12,438      10,379
  Impairment in value
    of assets . . . . . .        11     --         --            520
                                     --------   --------    --------
                                       34,209     31,154      27,858

Operating income. . . . .              24,399     21,874      19,316
Equity in income of
  joint venture . . . . .        3        735        502         759

Other income. . . . . . .               1,137        256         240
                                     --------   --------    --------
Income before taxes . . .              26,271     22,632      20,315
Income taxes. . . . . . .     1 & 5    (9,811)    (8,269)     (7,519)
                                     --------   --------    --------
Income before minority
  interest. . . . . . . .              16,460     14,363      12,796
Minority interest . . . .                (280)       (39)        (34)
                                     --------   --------    --------
Net income. . . . . . . .            $ 16,180   $ 14,324    $ 12,762
                                     ========   ========    ========
Net income per share: . .         2
Basic . . . . . . . . . .            $   1.85   $   1.65    $   1.47
Diluted . . . . . . . . .            $   1.83   $   1.64    $   1.47
                                     ========   ========    ========


                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                                          AND COMPREHENSIVE INCOME


                                       LANDAUER, INC. AND SUBSIDIARIES
                                           (Dollars in Thousands)

                                     Premium
                                    Paid in on   Cumulative                      Total          Compre-
                        Common        Common     Translation      Retained   Stockholders'      hensive
                        Stock         Stock      Adjustments      Earnings    Investment        Income
                        ------      ----------   -----------      --------   -------------     --------
Balance September 30,
  1999                  $  866        $ 8,711        $ (265)      $ 16,926       $ 26,238

Options exercised,
  net of repurchases        --             41           --           --                41
Net income                  --           --             --          12,762         12,762      $ 12,762
Foreign currency
  translation
  adjustment                --           --            (107)         --              (107)         (107)
Dividends                   --           --             --         (12,116)       (12,116)        --
                        ------        -------        ------       --------       --------      --------
Comprehensive income                                                                           $ 12,655
                                                                                               ========
Balance September 30,
  2000                  $  866       $  8,752        $ (372)      $ 17,572       $ 26,818
Options exercised,
  net of repurchases         7          1,124           --           --             1,131
Net income                 --           --              --          14,324         14,324      $ 14,324
Foreign currency
  translation
  adjustment               --           --             (454)         --              (454)         (454)
Dividends                  --           --              --         (12,176)       (12,176)        --
                        ------        -------        ------       --------       --------      --------
Comprehensive
  income                                                                                       $ 13,870
                                                                                               ========





                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                                    AND COMPREHENSIVE INCOME - CONTINUED


                                       LANDAUER, INC. AND SUBSIDIARIES
                                           (Dollars in Thousands)


                                     Premium
                                    Paid in on   Cumulative                      Total          Compre-
                        Common        Common     Translation      Retained   Stockholders'      hensive
                        Stock         Stock      Adjustments      Earnings    Investment        Income
                        ------      ----------   -----------      --------   -------------     --------

Balance
  September 30,
  2001                  $  873       $  9,876        $ (826)      $ 19,720       $ 29,643
Options exercised,
  net of
  repurchases                5          1,070           --           --             1,075
Net income                 --           --              --          16,180         16,180      $ 16,180
Foreign currency
 translation
 adjustment                --           --              (29)         --               (29)          (29)
Dividends                  --           --              --         (12,263)       (12,263)        --
                        ------        -------        ------       --------       --------      --------
Comprehensive
  income                                                                                       $ 16,151
                                                                                               ========
Balance
  September 30,
  2002                  $  878       $ 10,946        $ (855)      $ 23,637       $ 34,606
                        ======       ========        ======       ========       ========















The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                    LANDAUER, INC. AND SUBSIDIARIES


                                               (Dollars in Thousands)
For the years ended
September 30,                          2002       2001        2000
-------------------                  --------   --------    --------

Cash flow from operating activities:
  Net income. . . . . . . . . . . . .$ 16,180   $ 14,324    $ 12,762
  Non-cash expenses, revenues,
   and gains reported in income:
    Non-cash gain from exchange
      of assets . . . . . . . . . . .    (786)     --          --
    Depreciation and amortization . .   4,370      4,475       4,025
    Equity in income of joint
      venture . . . . . . . . . . . .    (735)      (502)       (759)
    Compensatory effect of stock
      options . . . . . . . . . . . .   1,075      1,130          41
    Deferred income taxes . . . . . .   1,216      (291)       1,139
                                     --------   --------    --------
                                        5,140      4,812       4,446
                                     --------   --------    --------
Net increase in other current assets.  (4,703)      (529)     (1,535)
Net increase in current liabilities .   2,660        853       2,519
Net increase in net long-term assets.  (1,763)    (1,680)     (1,650)
                                     --------   --------    --------
                                       (3,806)    (1,356)       (666)
                                     --------   --------    --------
Net cash generated from
  operating activities. . . . . . . .  17,514     17,780       16,542

Cash flow from investing activities:
  Acquisition of investments. . . . .    (877)      --        (2,550)
  Acquisition of property, plant
    and equipment . . . . . . . . . .  (4,656)    (3,219)     (3,799)
                                     --------   --------    --------
Net cash used by investing
  activities. . . . . . . . . . . . .  (5,533)    (3,219)     (6,349)
Cash flow from financing activities:
  Dividend received from foreign
    affiliate . . . . . . . . . . . .     334      1,645         400

  Advance from joint venture partner.     504       --         --
  Dividends paid. . . . . . . . . . . (12,247)   (12,152)    (12,116)
                                     --------   --------    --------
Net cash used by financing activities (11,409)   (10,507)    (11,716)
                                     --------   --------    --------
Net increase (decrease) in cash . . .     572      4,054      (1,523)
Opening balance - cash and
  cash equivalents. . . . . . . . . .   7,055      3,001       4,524
                                     --------   --------    --------
Ending balance - cash and
  cash equivalents. . . . . . . . . .$  7,627   $  7,055    $  3,001
                                     ========   ========    ========
Supplemental Disclosure of
 Cash Flow Information:
  Cash paid for income taxes. . . . .$ 10,096   $  7,127    $  5,302
                                     ========   ========    ========
Supplemental Non-cash Investing
 and Financing Information:
  Dividend declared . . . . . . . . .$  3,071   $  3,055    $  3,031
  Foreign currency translation
    adjustment. . . . . . . . . . . .     (29)      (454)       (107)
                                     ========   ========    ========


The accompanying notes are an integral part of these financial statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    LANDAUER, INC. AND SUBSIDIARIES



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Landauer, Inc.; HomeBuyer's Preferred, Inc., its wholly-owned subsidiary; SAPRA-Landauer, Ltda., its 75%-owned subsidiary; Beijing-Landauer, Ltd., its 70%-owned subsidiary; and LCIE-Landauer, its 51%-owned subsidiary, ("Landauer" or the "Company"). Nagase-Landauer, Ltd. (50%- owned) is a Japanese corporation that is accounted for on the equity basis. All material intercompany transactions have been eliminated.

     The cost of purchased businesses included in the accompanying consolidated financial statements exceeded the fair value of net identifiable tangible and intangible assets at the date of acquisition in the amount of $8,430,000. As of September 30, 2002 and 2001, accumulated amortization was $3,249,000 and $3,084,000, respectively. On October 1, 2001, the Company adopted SFAS No. 142 that requires the goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. For acquisitions completed before June 30, 2001, the amortization of goodwill and certain intangible assets has ceased beginning in fiscal year 2002. The Company did not recognize goodwill amortization expense in fiscal 2002. Goodwill amortization expense aggregated $190,000 in fiscal 2001 and $197,000 in fiscal 2000. Diluted EPS increased by approximately $0.02 in 2002 due to the reduction in amortization expense. The provisions of SFAS No. 142 that pertain to impairment of goodwill and certain intangible assets have superseded the impairment related provisions included in SFAS No. 121. As a result of applying the new impairment provisions of SFAS No. 142, no impairment loss was indicated. Please refer to footnote 4 for additional information.

     Certain of the Company's foreign investments, where the U.S. dollar is not the functional currency, are subject to currency translation adjustments in accordance with SFAS No. 52.

CASH EQUIVALENTS

     Cash equivalents include investments with an original maturity of three months or less. Primarily all investments are short-term money market instruments.

INVESTMENTS

     Investments having an original maturity of longer than three months but less than one year are classified as current assets. Those having an original maturity of longer than one year are classified as noncurrent assets.

INVENTORIES

     Inventories of material utilized in the construction of dosimeter badges are valued at cost utilizing a first-in, first-out method.

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

RESEARCH AND DEVELOPMENT

     The cost of research and development programs is charged to selling, general and administrative expense as incurred and amounted to approximately $941,000 in 2002, $694,000 in 2001, and $522,000 in 2000. In
addition, during fiscal 2000 the Company received a $500,000 technology cost reimbursement from its 50%-owned Japanese subsidiary, Nagase-Landauer. The payment reimburses a portion of costs incurred by the parent company in developing and implementing the Luxel<registered trademark> technology.

DEPRECIATION, AMORTIZATION AND MAINTENANCE

     Plant and equipment are depreciated on a straight-line basis over their estimated useful lives, which are primarily thirty years for buildings and three to eight years for equipment. Dosimetry devices (principally badges) are amortized on a straight-line basis over their estimated lives, which are three to five years. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized.

ADVERTISING

     The Company expenses the costs of advertising as incurred.

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

     Following is a table that shows the weighted average number of shares of common stock for the years ended September 30:

(Amounts in Thousands)                  2002       2001        2000
----------------------                 ------     ------      ------

Weighted Average Number of Shares
  of Common Stock Outstanding . . . .   8,756      8,693       8,661

Options Issued to Executives. . . . .      99         54          24
                                       ------     ------      ------
Weighted Average Number of Shares
  of Common Stock Assuming Dilution .   8,855      8,747       8,685
                                       ======     ======      ======

     Following is a table that provides net income and earnings per share for the years ended September 30:

(Dollars in Thousands,
Except Per Share)                       2002       2001        2000
----------------------                -------    -------     -------

Net Income: . . . . . . . . . . . . . $16,180    $14,324     $12,762
Basic EPS:. . . . . . . . . . . . . . $  1.85    $  1.65     $  1.47
Diluted EPS:. . . . . . . . . . . . . $  1.83    $  1.64     $  1.47
                                      =======    =======     =======


3.   EQUITY IN JOINT VENTURE

     The 50% interest in the common stock of Nagase-Landauer, Ltd., a Japanese corporation located in Tokyo and engaged in providing radiation monitoring services in Japan, is accounted for on the equity basis. The related equity in earnings of this joint venture is included in its own caption in the accompanying Statements of Income.

     Condensed unaudited results of operations for Nagase-Landauer, Ltd. for the years ended September 30, are as follows, converted into U.S. dollars at the then-current rate of exchange:

(Dollars in Thousands)                  2002       2001        2000
----------------------                -------    -------     -------

Revenues. . . . . . . . . . . . . . . $12,790    $12,169     $13,509
Income Before Income Taxes. . . . . .   2,642      1,728       2,910
Net Income. . . . . . . . . . . . . .   1,470      1,005       1,519
                                      =======    =======     =======

Average Exchange Rate (<yen>/$) . . .   125.9      119.4       106.4
                                      =======    =======     =======

     Condensed unaudited balance sheets for the years ended September 30, 2002 and 2001 are as follows:

(Dollars in Thousands)                  2002       2001
----------------------                -------    -------

Current Assets. . . . . . . . . . . . $ 9,685    $ 7,949
Other Assets. . . . . . . . . . . . .   1,943      1,915
                                      -------    -------
Total Assets. . . . . . . . . . . . . $11,628    $ 9,864
                                      =======    =======

Liabilities . . . . . . . . . . . . . $ 6,016    $ 5,202
Stockholders' Investment. . . . . . .   5,612      4,662
                                      -------    -------
Total liabilities and
  Stockholders' Investment. . . . . . $11,628    $ 9,864
                                      =======    =======

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

     On October 1, 2001, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. SFAS No. 142 requires transitional disclosure of what reported income before extraordinary items and net income would have been in all periods presented, exclusive of amortization expense recognized in those periods related to goodwill and intangible assets that are no longer being amortized. Similarly, adjusted per-share amounts also are required to be disclosed for all periods presented.

     The amortization expense and net income of the Company for 2002 and the prior two years are shown in the table below.

(Dollars in Thousands,
Except Per Share)                      2002       2001        2000
----------------------                -------    -------     -------

Reported Net Income . . . . . . . . . $16,180    $14,324     $12,762
Add Back Goodwill Amortization. . . .   --           131         135
                                      -------    -------     -------
Adjusted Net Income . . . . . . . . . $16,180    $14,455     $12,897
                                      =======    =======     =======
Reported EPS - Basic. . . . . . . . . $  1.85    $  1.65     $  1.47
Goodwill Amortization . . . . . . . .   --          0.02        0.02
                                      -------    -------     -------
Adjusted EPS - Basic. . . . . . . . . $  1.85    $  1.67     $  1.49
                                      =======    =======     =======
Reported EPS - Diluted. . . . . . . . $  1.83    $  1.64     $  1.47
Goodwill Amortization . . . . . . . .    --         0.02        0.02
                                      -------    -------     -------
Adjusted EPS - Diluted. . . . . . . . $  1.83    $  1.66     $  1.49
                                      =======    =======     =======

     The components of goodwill and other intangible assets for the years ended September 30, 2002 and 2001 are as follows:

(Dollars in Thousands)                  2002       2001
----------------------                -------    -------

Goodwill. . . . . . . . . . . . . . . $ 5,181    $ 5,298
  (No Longer Amortized)
Customer List, Net of Amortization. .   2,381        865
  (Useful Life of 10 Years)
Licenses and Patents, Net of
  Amortization. . . . . . . . . . . .     593        643
  (Useful Life of 10-15 Years)
Other Intangibles, Net of
  Amortization. . . . . . . . . . . .     446        410
                                      -------    -------
Total . . . . . . . . . . . . . . . . $ 8,601    $ 7,216
                                      =======    =======

     The intangible asset amounts noted above are presented net of accumulated amortization of $3,990,000 at September 30, 2002 and $3,738,000 at September 30, 2001. Amortization of intangible assets was $271,000, $558,000, and $314,000 for the years ended September 30, 2002, 2001 and 2000, respectively. Estimated annual aggregate amortization expense related to intangible assets will be approximately $355,000 for each of the next five years.

     In September 2000, the Company invested $2,550,000 to acquire certain assets, including a customer list of Eberline Analytical Corporation, a division of ThermoRetec Corporation. The Company began providing dosimetry services to the former Eberline customers in October 2000. The acquisition was accounted for as a purchase, and the customer list is amortized over a ten-year period.

     On April 2, 2002, the Company completed an agreement to merge its European operations with Laboratoire Central des Industries Electriques
(LCIE), a wholly-owned subsidiary of Bureau Veritas, a professional services company involved in quality, health and safety, and environmental management. Under the agreement, Landauer exchanged its United Kingdom radiation monitoring business with annual revenues of approximately $1,500,000 and its technologies for a 51% controlling interest in the new company named LCIE-Landauer. LCIE contributed its radiation monitoring business that has current annual revenues of more than $3,000,000, all of which is located in France. The Company recognized a gain of $786,000 arising from this transaction. LCIE-Landauer has its headquarters and laboratory at the current LCIE location in Fontenay-aux-Roses, a Paris suburb, and will continue to serve United Kingdom customers from Oxford, England. Additionally, as part of the formation of the new entity on April 2, 2002, LCIE-Landauer purchased the Philips France radiation monitoring business for $877,000. This Philips business unit had annual revenues of approximately $800,000 in 2001. Results of operations related to the acquisitions had no significant effect on the financial statements for the year ended September 30, 2002. Total consideration for these acquisitions aggregated approximately $2,000,000, which was allocated principally to working capital and customer lists. The $1,681,000 allocated to customer list is amortized over 10 years. As of September 30, 2002, the Company has a $504,000 payable due to Bureau Veritas.


5.   INCOME TAXES

     The components of the provision for income taxes for the years ended September 30, 2002, 2001 and 2000 are as follows:

                                                  2002
                                     -------------------------------
(Dollars in Thousands)                Current   Deferred      Total
----------------------                -------   --------     -------

Federal . . . . . . . . . . . . . . . $ 7,014    $   992     $ 8,006
State . . . . . . . . . . . . . . . .   1,581        224       1,805
                                      -------    -------     -------
    Total . . . . . . . . . . . . . . $ 8,595    $ 1,216     $ 9,811
                                      =======    =======     =======

                                                  2001
                                     -------------------------------
(Dollars in Thousands)                Current   Deferred      Total
----------------------                -------   --------     -------

Federal . . . . . . . . . . . . . . . $ 6,766    $ (230)     $ 6,536
State . . . . . . . . . . . . . . . .   1,794       (61)       1,733
                                      -------    -------     -------
    Total . . . . . . . . . . . . . . $ 8,560    $ (291)     $ 8,269
                                      =======    =======     =======

                                                  2000
                                     -------------------------------
(Dollars in Thousands)                Current   Deferred      Total
----------------------                -------   --------     -------

Federal . . . . . . . . . . . . . . . $ 5,132    $   915     $ 6,047
State . . . . . . . . . . . . . . . .   1,249        223       1,472
                                      -------    -------     -------
    Total . . . . . . . . . . . . . . $ 6,381    $ 1,138     $ 7,519
                                      =======    =======     =======

     The provision for taxes on income in each period differs from that which would be computed by applying the statutory U.S. federal income tax rate to the income before taxes. The following is a summary of the major items affecting the provision:

(Dollars in Thousands)                 2002       2001        2000
----------------------                -------    -------     -------

Statutory Federal Income Tax Rate . .     35%        35%         35%
Computed Tax Provision at
  Statutory Rate. . . . . . . . . . . $ 9,195    $ 7,921     $ 7,110
Increases (Decreases) Resulting From:
  State Income Tax Provision,
    Net of Federal Benefit. . . . . .   1,173      1,126         957
  Other . . . . . . . . . . . . . . .    (557)      (778)       (548)
                                      -------    -------     -------
Income Tax Provision in the
  Statement of Income . . . . . . . . $ 9,811    $ 8,269     $ 7,519
                                      =======    =======     =======

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

     Significant components of deferred taxes are as follows:

(Dollars in Thousands)                  2002       2001
----------------------                -------    -------

Deferred Tax Assets:
  Badge Holder Amortization . . . . . $   667    $   660
  Pension Accrual . . . . . . . . . .     896        882
  Compensation Expense. . . . . . . .     459        379
  Inventory Reserve . . . . . . . . .     209        204
  Other . . . . . . . . . . . . . . .     485        530
                                      -------    -------
                                      $ 2,716    $ 2,655
                                      =======    =======
Deferred Tax Liabilities:
  Depreciation. . . . . . . . . . . . $   964    $   194
  Software Development. . . . . . . .   3,212      2,705
                                      -------    -------
                                      $ 4,176    $ 2,899
                                      =======    =======

     Management does not believe that a valuation allowance is required for the net deferred tax asset.


6.   LINE OF CREDIT

     The Company maintains an external source of liquidity in the form of a $5,000,000 unsecured line of credit maturing September 30, 2003. The credit facility contains covenants for net worth and debt to equity ratios. Draws thereunder bear interest at the prime rate in effect from time-to-time at the lending bank. There is no outstanding liability as of the balance sheet dates, and the Company is in compliance with these covenants.

7.   CAPITAL STOCK

     Landauer has two classes of capital stock, preferred and common, with a par value of $.10 per share for each class. As of September 30, 2002 and 2001, there were 8,775,337 and 8,729,031 shares of common stock issued and outstanding (20,000,000 shares are authorized), respectively. There are no shares of preferred stock issued (1,000,000 shares are authorized). Cash dividends of $1.40 per share were paid in fiscal 2002. At September 30, 2002, there were accrued and unpaid dividends of $3,071,000.

     Landauer has reserved 1,450,000 shares of common stock for grants under its stock bonus and option plans. Recipients of grants or options must execute a standard form of noncompetition agreement. As of September 30, 2002, there have been no bonus shares issued.


8. EMPLOYEE BENEFIT PLANS

     Landauer maintains a noncontributory defined benefit pension and retirement plan covering substantially all full-time employees. The Company also maintains a Supplemental Key Executive Retirement Plan that provides for certain retirement benefits payable to key officers and managers. While charges for the supplemental plan are expensed annually, the plan is not separately funded. The Company maintains a directors' retirement plan that provides for certain retirement benefits payable to non-employee directors. The directors' plan was terminated in 1997.

     The following table sets forth the status of these plans at September 30, 2002 and 2001 in accordance with SFAS Nos. 87 and 132:

                                                        Other
                                                      Retirement
                                      Pension         Benefits
                                 ----------------  ---------------
(Dollars in thousands)            2002      2001    2002     2001
----------------------           -------   ------  ------   ------

Change in Benefit Obligation:
  Benefit obligation at
    beginning of year . . . . .  $ 9,410   $8,447  $  813   $  594
  Service Cost. . . . . . . . .      564      499      72       64
  Interest Cost . . . . . . . .      702      630      60       53
  Amendments. . . . . . . . . .     --       --       --       103
  Actuarial Loss. . . . . . . .    1,511      103      77       27
  Benefits Paid . . . . . . . .     (270)    (269)    (38)     (28)
                                 -------   ------  ------   ------
  Benefit Obligation at
    End of Period . . . . . . .  $11,917   $9,410  $  984   $  813
                                 =======   ======  ======   ======

Change in Plan Assets:
  Fair Value of Assets at
    Beginning of Year . . . . .  $ 7,185   $7,966  $  --    $  --
  Actual Return on Plan Assets.     (447)    (553)    --       --
  Employer Contribution . . . .      491       41      39       28
  Benefits Paid . . . . . . . .     (270)    (269)    (39)     (28)
                                 -------   ------  ------   ------
  Fair Value of Assets at
    End of Period . . . . . . .  $ 6,959   $7,185  $  --    $  --
                                 =======   ======  ======   ======

                                                        Other
                                                      Retirement
                                      Pension         Benefits
                                 ----------------  ---------------
(Dollars in thousands)            2002     2001     2002     2001
----------------------           -------  -------  ------   ------

Reconciliation of Funded Status:
  Funded Status . . . . . . . .  $(4,958) $(2,225) $ (984)  $ (813)
  Unrecognized Transition
    Obligation (Asset). . . . .      (31)     (37)    227      250
  Unrecognized Prior Service
    Cost. . . . . . . . . . . .      132      150      69       86
  Unrecognized Net Actuarial
  (Gain) Loss . . . . . . . . .    2,832      302     (31)    (112)
                                 -------  -------  ------   ------
Accrued Benefit Cost. . . . . .  $(2,025) $(1,810) $ (719)  $ (589)
                                 =======  =======  ======   ======

Components of Net Periodic
 Benefit Cost:
  Service Cost. . . . . . . . .  $   564  $   499  $   72   $   64
  Interest Cost . . . . . . . .      702      630      60       53
  Expected Return on Plan
    Assets. . . . . . . . . . .     (575)    (627)    --       --
  Amortization of Transition
    Obligation (Asset). . . . .       (6)      (6)     22       23
  Amortization of
    Prior Service Cost. . . . .       18       18      17       17
  Recognized Net Actuarial
    (Gain) Loss . . . . . . . .        4       (7)     (3)      (8)
                                 -------  -------  ------   ------
  Net Periodic Benefit Cost . .  $   707  $   507  $  168   $  149
                                 =======  =======  ======   ======


     Weighted average assumptions as of September 30:

                                                        Other
                                                      Retirement
                                      Pension         Benefits
                                 ----------------  ---------------
(Dollars in thousands)            2002     2001     2002     2001
----------------------           -------  -------  ------   ------

Discount Rate at Beginning
  of Year . . . . . . . . . . .    7.50%    7.50%   7.50%    7.50%
Discount Rate at End of Year. .    6.75%    7.50%   6.75%    7.50%
Expected Return on Plan Assets.    8.00%    8.00%   0.00%    0.00%
Rate of Compensation Increase .    5.50%    5.50%   6.00%    6.00%

     Plan assets for the defined benefit pension plan include marketable equity securities, corporate and government debt securities, and cash and short-term investments. The Supplemental Key Executive Retirement Plan and the directors' retirement plan are not separately funded.

     Landauer maintains a 401(k) savings plan covering substantially all full-time employees. Qualified contributions made by employees to the plan are partially matched by the Company. $130,000, $127,000, and $91,000 was provided to expense for the years ended September 30, 2002, 2001, and 2000, respectively, under this plan.

     Landauer has adopted SFAS No. 106, "Accounting for Postretirement Benefits Other than Pensions" to account for the Company's unfunded retiree medical expense reimbursement plan. Under the terms of the plan that covers retirees with ten or more years of service, the Company will reimburse retirees to age 70 for (i) a portion of the cost of coverage under the then-current medical and dental insurance plans if the retiree is under age 65, or (ii) all or a portion of the cost of Medicare and supplemental coverage if the retiree is over age 64. The assumption for health-care cost trend rates was 6% for those younger than 65, and 5% for those 65 and older. The effect of a one percent increase on service and interest costs and postretirement benefit obligation would be $15,000 and $98,000, respectively. For a one percent decrease, the effect would be a reduction to service and interest costs and postretirement benefit obligation of $13,000 and $86,000, respectively.


9. COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal proceedings, but believes that the outcome of these proceedings will not have a materially adverse effect on its financial condition.proceedings will not have a materially adverse effect on its financial condition.

     On April 2, 2002, the Company completed an agreement to merge its European operations with the radiation monitoring business operated by Laboratoire Central des Industries Electriques (LCIE). Under the terms of the acquisition agreements, LCIE may, in the fifth and sixth year of the venture, require Landauer to purchase its interest in LCIE-Landauer at estimated fair value based on a multiple of EBITDA for the trailing four quarters. Additionally, Landauer shall have the option to purchase LCIE's interest in the seventh year of the venture on the same terms as LCIE's "Put" option. A change in control provision, as defined, may accelerate the respective Put and Call options and provides for premiums and discounts in the event such options are exercised as the result of a change in control.


10.  STOCK-BASED COMPENSATION PLANS

     The Company maintains stock option plans for key employees ("Employees' Plan"). It also maintains a stock option plan for its non-employee directors. Had compensation cost for these plans been determined consistent with FASB Statements No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been as follows.

(Dollars in thousands,
except per share)                     2002        2001        2000
-----------------------              -------     -------     -------

Net Income:        As Reported.      $16,180     $14,324     $12,762
                   Pro Forma. .       16,072      14,292      12,660

Basic EPS:         As Reported.      $  1.85     $  1.65     $  1.47
                   Pro forma. .         1.84        1.64        1.46

Diluted EPS:       As Reported.      $  1.83     $  1.64     $  1.47
                   Pro forma. .         1.82        1.63        1.46

     Because the FASB Statement No. 123 method of accounting has not been applied to options granted prior to October 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The Company may grant options for up to 1,350,000 shares under the Employees' Plan. The Company may grant options for up to 100,000 shares under the Directors' Plan. The Company has granted options on 1,012,000 and 52,000 shares, respectively, under these plans through September 30, 2002. Under each plan, the option exercise price equals the stock's fair market value on the date of grant. Options granted under the Employees' Plan vest ratably over four years. The initial grant of options in 1997 under the Directors' Plan vest ratably over ten years and subsequent grants vest ratably over four years. The term of all options granted is for a period of 10 years.

     Options granted under these plans may be either incentive stock options or non-qualified options. Options granted through fiscal 2002 become exercisable over a four-year period, ten years for options granted to directors, at a price not less than fair market value on the date of grant. The options expire ten years from the date of grant.

     During fiscal 2002, options for 55,000 shares were granted and 73,250 options were exercised. As of September 30, 2002, non-qualified options for 435,250 shares had been granted at prices from $16.50 - $37.15 per share. At year-end, 230,750 shares were exercisable. This plan also provides for the grant of restricted shares or the grant of stock appreciation rights, either separately or in relation to options granted. During fiscal 2002, 348 shares vested under previous grants were issued to key employees. As of September 30, 2002, no stock appreciation rights had been granted. See note 7 for additional information on stock options.

     A summary of the status of these plans at September 30, 2002, 2001, and 2000 and changes for the years then ended is presented in the following table and narrative:

                                                         2002
                                                  -------------------
                                                             Weighted
(Amounts in Thousands,                                       Average
Except Per Share)                                 Shares     Price
----------------------                            ------     --------

Outstanding at Beginning of Year. . . . . . .        454      $ 22.15
Granted . . . . . . . . . . . . . . . . . . .         55        33.21
Exercised . . . . . . . . . . . . . . . . . .        (73)       22.05
                                                    ----      -------
Outstanding at End of Year. . . . . . . . . .        436      $ 23.63
                                                    ====      =======
Exercisable at End of Year. . . . . . . . . .        231      $ 22.36
                                                    ====      =======

Weighted Average Fair Value of Options Granted  $  6.64

                                                         2001
                                                  -------------------
                                                             Weighted
(Amounts in Thousands,                                       Average
Except Per Share)                                 Shares     Price
----------------------                            ------     --------

Outstanding at Beginning of Year. . . . . . .        474      $ 21.11
Granted . . . . . . . . . . . . . . . . . . .        106        19.43
Exercised . . . . . . . . . . . . . . . . . .       (111)       15.71
Forfeited . . . . . . . . . . . . . . . . . .        (15)       18.34
                                                    ----      -------
Outstanding at End of Year. . . . . . . . . .        454      $ 22.15
                                                    ====      =======
Exercisable at End of Year. . . . . . . . . .        218      $ 21.64
                                                    ====      =======
Weighted Average Fair Value of Options Granted  $ 2.13

                                                         2000
                                                  -------------------
                                                             Weighted
(Amounts in Thousands,                                       Average
Except Per Share)                                 Shares     Price
----------------------                            ------     --------

Outstanding at Beginning of Year. . . . . . .        419      $ 21.10
Granted . . . . . . . . . . . . . . . . . . .         55        21.16
                                                    ----      -------
Outstanding at End of Year. . . . . . . . . .        474      $ 21.11
                                                    ====      =======
Exercisable at End of Year. . . . . . . . . .        285      $ 18.44
                                                    ====      =======
Weighted Average Fair Value of Options Granted  $ 2.91


     Following is a table that summarizes information about options outstanding as of September 30, 2002:

                      Options Outstanding        Options Exercisable
               --------------------------------- --------------------
                            Average     Weighted             Weighted
                           Remaining    Average              Average
Range of                  Contractual   Exercise             Exercise
Exercise Prices Shares      Life        Price     Shares     Price
--------------- -------   -----------   --------  -------    --------

$ 16.50-$ 19.00  81,500          3       $ 16.57   75,000     $ 16.50
$ 19.01-$ 22.00  92,000          8       $ 19.35   15,500     $ 19.33
$ 22.01-$ 25.00  41,500          5       $ 23.21   29,000     $ 23.51
$ 25.01-$ 28.00 165,250          6       $ 26.40  111,250     $ 26.43
$ 28.01-$ 31.00    --           --          --       --          --
$ 31.01-$ 34.00  43,000          9       $ 32.11     --          --
$ 34.01+         12,000          9       $ 37.15     --          --
                -------        ---       -------  -------     -------
                435,250          6       $ 23.63  230,750     $ 23.36
                =======        ===       =======  =======     =======

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2002, 2001, and 2000:

                                        2002       2001        2000
                                       ------     ------      ------

Risk Free Interest Rates. . . . . . .   4.65%      5.85%       6.00%
Expected Dividend Yield . . . . . . .   4.22%      7.21%       6.74%
Expected Life (Years) . . . . . . . .      10          9           9
Expected Volatility . . . . . . . . .  23.30%     22.10%      21.60%


11.  IMPAIRMENT IN VALUE OF ASSETS

     The Company recognized a non-cash pre-tax charge of $520,000 during fiscal year 2000, or $0.04 per diluted share, and $2,957,000 during fiscal 1999, or $0.25 per diluted share, for the discontinuation of older technologies as the Company transitioned customers to Luxel<registered trademark>, a superior radiation measurement technology. Included in the non-cash charge is $1,000,000 related to accelerated goodwill amortization and $2,211,000 of additional depreciation and amortization charges resulting from the change in estimated useful lives of certain fixed assets. In addition, a $266,000 reserve was applied against certain inventories.

12.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The provisions of this statement are required to be applied starting with fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 has no impact on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 defines impairment for long-lived assets and provides guidance on the measurement of asset impairments. The adoption of SFAS No. 144 has no impact on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No., 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the exception to applying APB Opinion 30 to all gains and losses related to extinguishments of debt. The adoption of SFAS No. 145 has no impact on the Company's financial statements.

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

                  REPORTS OF INDEPENDENT ACCOUNTANTS



TO STOCKHOLDERS AND DIRECTORS OF LANDAUER, INC.:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholder's investment and comprehensive income and cash flows for the year ended September 30, 2002 present fairly, in all material respects, the financial position of Landauer, Inc. and Subsidiaries at September 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Landauer, Inc. as of September 30, 2001, and for each of the two years in the period ended September 30, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements, before the revision described in
Note 4, in their report dated November 6, 2001.

     As discussed above, the financial statements of Landauer, Inc. as of September 30, 2001, and for each of the two years in the period ended September 30, 2001, were audited by other independent accountants who have ceased operations. As described in Note 4, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of October 1, 2001. We audited the transitional disclosures described in Note 4. In our opinion, the transitional disclosures for 2001 and 2000 in Note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.


                                  PricewaterhouseCoopers LLP
                                  Chicago, Illinois
                                  November 6, 2002


Arthur Andersen LLP originally issued this report on November 6, 2001.
  These independent accountants have ceased operations.They have not reissued their report in conjunction with this filing.

TO THE STOCKHOLDERS AND DIRECTORS OF LANDAUER, INC.:

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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information contained under the headings Executive Compensation-Equity Compensation Plan Information and Beneficial Ownership of Certain Voting Securities in the Proxy Statement is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except for the information relating to Item 11 hereof and except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings Election of Directors, and Certain Relationships and Related Transactions in the Proxy Statement is incorporated herein by reference.


ITEM 14.   CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic filings with the Securities and Exchange Commission.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                                PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

A-1.  FINANCIAL STATEMENTS

     The financial statements of Landauer, Inc. filed as part of this Annual Report on Form 10-K are indexed at page 7.

A-3.  LIST OF EXHIBITS

(3)(a) Certificate of Incorporation of the Registrant, as amended through February 4, 1993, is incorporated by reference to Exhibit (3)(a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

(3)(b) By-laws of the Registrant are incorporated by reference to Exhibit (3)(b) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

(4)(a) Specimen common stock certificate of the Registrant incorporated by reference to Exhibit (4)(a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

(10)(a) The Landauer, Inc. 1996 Equity Plan, as amended and restated through November 8, 2001, is attached hereto as Exhibit
           (10)(a).

(10)(b) Liability Assumption and Sharing Agreement among Tech/Ops, Inc., Tech/Ops Sevcon, Inc., and the Registrant is incorporated by reference to Exhibit (10)(d) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

(10)(c) Form of Indemnification Agreement between the Registrant and each of its directors is incorporated by reference to Exhibit (10)(e) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

(10)(d) Landauer, Inc. Directors' Retirement Plan dated March 21, 1990, is incorporated by reference to Exhibit (10)(f) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

(10)(e) Form of Supplemental Key Executive Retirement Plan of Landauer, Inc., as amended and restated effective October 1, 2002, is attached hereto as Exhibit (10)(e).

(10)(f) The Landauer, Inc. Incentive Compensation Plan for Executive Officers is incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10-K for the fiscal year ended
           September 30, 2000.

(10)(g) The Landauer, Inc. 1997 Non-Employee Director's Stock Option Plan, as amended and restated through November 8, 2001, is attached hereto as Exhibit (10)(g).

(10)(h) Employment agreements dated February 29, 1996 between the Registrant and Brent A. Latta, James M. O'Connell and
           R. Craig Yoder are incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

(10)(i) Employment agreements dated November 9, 2001 between the Registrant and Joseph M. Zlotnicki and Robert M. Greaney are attached hereto as Exhibit (10)(i).

(10)(j) The Landauer, Inc. Executive Special Severance Plan dated May 22, 2002 is attached hereto as Exhibit (10)(j).

(21)       Subsidiaries of the registrant are:

                 Beijing-Landauer, Ltd. (70%)

                 Beijing, P.R. China

                 HomeBuyer's Preferred, Inc. (100%)

                 2 Science Road

                 Glenwood, IL 60425-1586

                 Nagase-Landauer, Ltd. (50%)

                 Tokyo, Japan

                 SAPRA-Landauer, Ltda. (75%)

                 Sao Carlos - SP - Brazil

                 LCIE-Landauer (51%)

                 Paris, France

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibits 10(a), 10(d), 10(f), 10(g), 10(h), 10(i) and 10(j) listed above are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of
Item 601 of Regulation S-K.


B.   REPORTS ON FORM 8-K

     On May 22, 2002, Landauer filed a Form 8-K, Item 4, "Changes in Registrant's Certifying Accountant."

     On June 26, 2002, Landauer filed a Form 8-K/a, Item 4, "Changes in Registrant's Certifying Accountant."

                SIGNATURES OF REGISTRANT AND DIRECTORS

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      LANDAUER, INC.

                      By:   /s/ Brent A. Latta     December 17, 2002
                            --------------------
                            Brent A. Latta
                            President and Chief
                            Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                   TITLE                       DATE
---------                   -----                       ----

/s/ Brent A. Latta       President and Director    December 17, 2002
-----------------------  (Principal Executive
Brent A. Latta           Officer)

/s/ James M. O'Connell   Vice President, Finance,  December 17, 2002
-----------------------  Treasurer and Secretary
James M. O'Connell       (Principal Financial and
                         Accounting Officer)

/s/ Robert J. Cronin     Director                  December 17, 2002
-----------------------
Robert J. Cronin

/s/ E. Gail de Planque   Director                  December 17, 2002
-----------------------
E. Gail de Planque

/s/ Gary D. Eppen        Director                  December 17, 2002
-----------------------
Gary D. Eppen

/s/ Thomas M. Fulton     Director                  December 17, 2002
-----------------------
Thomas M. Fulton

/s/ M. Christine Jacobs  Director                  December 17, 2002
-----------------------
M. Christine Jacobs

/s/ Richard R. Risk      Director                  December 17, 2002
-----------------------
Richard R. Risk

/s/ Paul B. Rosenberg    Director                  December 17, 2002
-----------------------
Paul B. Rosenberg

/s/ Michael D. Winfield  Director                  December 17, 2002
-----------------------
Michael D. Winfield

                            CERTIFICATIONS


I, Brent A. Latta, certify that:

1.   I have reviewed this annual report on Form 10-K of Landauer, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


December 17, 2002


                                  /s/ Brent A. Latta
                                  -----------------------------------
                                  President & Chief Executive Officer

                            CERTIFICATIONS


I, James M. O'Connell, certify that:

1.   I have reviewed this annual report on Form 10-K of Landauer, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


December 17, 2002


                                  /s/ James M. O'Connell
                                  -----------------------------------
                                  Chief Financial Officer


                                    QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  (Amount in Thousands, Except per Share)

                                                         First     Second      Third     Fourth     Total
                                                        Quarter    Quarter    Quarter    Quarter     Year
                                                        -------    -------    -------    -------  ---------

Net revenues                               2002         $13,741    $14,704    $14,844    $15,319    $58,608
                                           2001         $12,729    $13,833    $12,941    $13,525    $53,028

Operating income                           2002         $ 5,776    $ 6,263    $ 5,829    $ 6,531    $24,399
                                           2001         $ 5,039    $ 5,679    $ 5,326    $ 5,830    $21,874


                                                                                  (1)
Net income                                 2002         $ 3,736    $ 4,037    $ 4,234    $ 4,173    $16,180
                                           2001         $ 3,312    $ 3,734    $ 3,479    $ 3,799    $14,324

Diluted net income per share               2002         $   .42    $   .46    $   .48    $   .47    $  1.83
                                           2001         $   .38    $   .43    $   .40    $   .43    $  1.64

Cash dividends per share                   2002         $   .35    $   .35    $   .35    $   .35    $  1.40
                                           2001         $   .35    $   .35    $   .35    $   .35    $  1.40

Common stock price per share          2002 high         $ 36.70    $ 38.40    $ 41.91    $ 39.39    $ 41.91
                                            low           29.99      32.60      37.60      30.65      29.99

                                      2001 high         $ 20.35    $ 24.40    $ 30.50    $ 35.20    $ 35.20
                                            low           17.50      17.90      20.91      30.10      17.50

Weighted Average Diluted
Shares Outstanding
                                           2002           8,829      8,857      8,882      8,855      8,855
                                           2001           8,678      8,708      8,780      8,822      8,747

     (1)  Includes a one time gain of $511 (net of income taxes) relating to the formation of LCIE-Landauer.

                   SIX YEAR SELECTED FINANCIAL DATA

                    LANDAUER, INC. AND SUBSIDIARIES

               (Dollars in Thousands, Except Per Share)


For the years ended
September 30,        1997     1998    1999     2000    2001     2002
------------------- -------  ------- -------  ------- -------  -------

OPERATING RESULTS

  Net revenues. . . $39,914  $42,692 $43,800  $47,174 $53,028  $58,608

  Operating income.  17,455   18,732  14,756   19,316  21,874   24,399

  Net income. . . .  12,019   12,759   9,489   12,762  14,324   16,180

    As a percent
     of net
     revenues . . .   30.1%    29.9%   21.7%    27.1%   27.0%    27.6%

  Diluted net
    income per
    share . . . . . $  1.39  $  1.47 $  1.09  $  1.47 $  1.64  $  1.83

  Cash dividends
    per share . . . $  1.20  $  1.30 $  1.40  $  1.40 $  1.40  $  1.40


  Total assets. . . $43,735  $46,337 $44,624  $47,061 $50,550  $60,257