Form 10-Q
period 2002-12-31
LANDAUER INC
filed 2003-02-13
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934



           For the quarterly period ended December 31, 2002

                                  or


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

Indicate by check mark whether the registrant is an accelerated filer as
defined in Rule 12b.2 of the Exchange Act).  Yes [ X ]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                   Outstanding at February 12, 2003
     ----------------------------     --------------------------------

     Common stock, $.10 par value                8,786,338

PART I.  Item 1: FINANCIAL INFORMATION

                    LANDAUER, INC. AND SUBSIDIARIES

            Condensed Consolidated Unaudited Balance Sheets
                                (000's)



                                ASSETS
                                ------


                                       December 31,   September 30,
                                          2002            2002
                                       ------------   -------------

Current assets:
  Cash and cash equivalents . . . .        $  9,781        $  7,627
  Short-term investments. . . . . .             211             317
  Accounts receivable, less
    allowances of $473 at
    12/31/02 and $482 at 9/30/02. .          13,808          13,620
  Inventories . . . . . . . . . . .           2,081           2,135
  Prepaid expenses. . . . . . . . .           3,185           3,131
                                           --------        --------
    Total current assets. . . . . .          29,066          26,830

  Property, plant and equipment,
   at cost. . . . . . . . . . . . .          38,695          37,504
    Less: Accumulated depreciation
      and amortization. . . . . . .          20,226          19,325
                                           --------        --------
  Net property, plant and equipment          18,469          18,179

  Goodwill & other intangible assets
    net of amortization . . . . . .           8,541           8,601
  Equity in joint venture . . . . .           2,509           2,806
  Dosimetry devices, net of
    amortization. . . . . . . . . .           3,828           3,546
  Other assets. . . . . . . . . . .             254             295
                                           --------        --------
                                           $ 62,667        $ 60,257
                                           ========        ========
























The accompanying notes are an integral part of these financial statements.

                    LANDAUER, INC. AND SUBSIDIARIES

       Condensed Consolidated Unaudited Balance Sheets (Cont'd.)
                     (000's, except share amounts)



               LIABILITIES AND STOCKHOLDERS' INVESTMENT
               ----------------------------------------


                                       December 31,   September 30,
                                          2002            2002
                                       ------------   -------------

Current liabilities:
  Accounts payable. . . . . . . . .        $  1,582        $  1,789
  Deferred contract revenue . . . .          12,100          11,885
  Dividend payable. . . . . . . . .           3,294           3,071
  Accrued compensation and
    related costs . . . . . . . . .           1,274           2,505
  Accrued pension costs . . . . . .           2,248           1,922
  Accrued taxes on income . . . . .           3,951           1,753
  Accrued expenses. . . . . . . . .           2,424           2,264
                                           --------        --------
      Total current liabilities . .          26,873          25,189

Minority interest in subsidiary . .             365             462
                                           --------        --------

Stockholders' investment:
  Preferred stock, $.10 par value
    per share -
  Authorized - 1,000,000 shares
  Outstanding - None. . . . . . . .           --              --
  Common stock, $.10 par value
    per share -
  Authorized - 20,000,000 shares
  Outstanding - 8,783,534 shares at
    12/31/02 and 8,775,337 shares
    at 9/30/02  . . . . . . . . . .             878             878
  Premium paid in on common stock .          11,123          10,946
  Cumulative translation adjustments           (725)           (855)
  retained earnings . . . . . . . .          24,153          23,637
                                           --------        --------
      Total stockholders' investment         35,429          34,606
                                           --------        --------
                                           $ 62,667        $ 60,257
                                           ========        ========



















The accompanying notes are an integral part of these financial statements.

                    LANDAUER, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Income
                   (000's, except per share amounts)
                              (Unaudited)




                                            Three Months Ended
                                      -----------------------------
                                       December 31,    December 31,
                                          2002            2001
                                       ------------   -------------

Net revenues. . . . . . . . . . . .        $ 15,392        $ 13,741

Costs and expenses:
  Cost of revenues. . . . . . . . .           5,713           4,786
  Selling, general and administrative         3,614           3,179
                                           --------        --------
                                              9,327           7,965
                                           --------        --------

Operating income. . . . . . . . . .           6,065           5,776

Equity in income of joint venture .             197             165
Other income, net . . . . . . . . .              29              42
                                           --------        --------

Income before income taxes and
  minority interest . . . . . . . .           6,291           5,983

Income taxes. . . . . . . . . . . .          (2,349)         (2,246)
                                           --------        --------

Income before minority interest . .           3,942           3,737

Minority interest therein . . . . .            (133)             (1)
                                           --------        --------

Net income. . . . . . . . . . . . .        $  3,809        $  3,736
                                           ========        ========


Net Income per common share:
  Basic . . . . . . . . . . . . . .        $   0.43        $   0.43
                                           ========        ========
  Based on average shares outstanding         8,780           8,734
                                           ========        ========

  Diluted . . . . . . . . . . . . .        $   0.43        $   0.42
                                           ========        ========
  Based on average shares outstanding         8,863           8,829
                                           ========        ========













The accompanying notes are an integral part of these financial statements.

                    LANDAUER, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows
                                (000's)
                              (Unaudited)




                                            Three Months Ended
                                      -----------------------------
                                       December 31,    December 31,
                                          2002            2001
                                       ------------   -------------

Cash flows from operating activities:
  Net income. . . . . . . . . . . .        $  3,809        $  3,736

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation. . . . . . . . . . .           1,217           1,055
  Amortization. . . . . . . . . . .             106              46
  Bad debt expense. . . . . . . . .              73              66
  Equity in net income of foreign
    affiliate . . . . . . . . . . .            (197)           (165)
  Compensatory effect of stock
    options . . . . . . . . . . . .             177             235
  Decrease in short-term investments            106           --
  Increase in accounts receivable .            (178)           (543)
  Increase in allowance for
    doubtful accounts net of
    bad debts . . . . . . . . . . .             (82)            (79)
  (Increase) decrease in prepaid
    expenses. . . . . . . . . . . .             (54)            263
  Net increase in other assets. . .            (591)           (365)
  Decrease in accounts payable. . .            (207)            (95)
  Increase in accrued liabilities .           1,670              48
  Increase (decrease) in
    minority interest . . . . . . .             (98)              1
                                           --------        --------
Cash provided from operating
  activities. . . . . . . . . . . .           5,751           4,203

Cash flow from investing activities:
  Acquisition of property, plant
    and equipment . . . . . . . . .          (1,191)           (795)
                                           --------        --------
Net cash flow from investing activities      (1,191)           (795)

Cash flow from financing activities:
  Dividend received from foreign
    affiliate . . . . . . . . . . .             535             334
  Dividend paid . . . . . . . . . .          (3,071)         (3,055)
                                           --------        --------
Net cash used by financing activities        (2,536)         (2,721)

Effect of exchange rates on cash. .             130            (173)

Net increase (decrease) in cash . .           2,154             514
Opening balance - cash and
  cash equivalents. . . . . . . . .           7,627           7,055
                                           --------        --------
Ending balance - cash and
  cash equivalents. . . . . . . . .        $  9,781        $  7,569
                                           ========        ========


The accompanying notes are an integral part of these financial statements.

                    LANDAUER, INC. AND SUBSIDIARIES

    Notes to Consolidated Financial Statements - December 31, 2002
                              (Unaudited)



(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or "the Company) as of December 31, 2002 and September 30, 2002, and the consolidated results of operations and cash flows for the three-month periods ended December 31, 2002 and 2001. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Landauer as of December 31, 2002 and September 30, 2002, and the consolidated results of operations and cash flows for the three-month periods ended December 31, 2002 and 2001.

     The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 2002 Landauer Annual Report on Form 10-K.

     Prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the results of operation or financial position.

     The results of operations for the three-month periods ended
December 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


(2)  CASH DIVIDENDS

     On December 20, 2002, the Company declared a regular quarterly cash dividend in the amount of $.375 per share payable on January 17, 2003, to stockholders of record on January 3, 2003.

     Regular quarterly cash dividends of $.35 per share ($1.40 annually) were declared during fiscal 2002.


(3)  COMPREHENSIVE INCOME

     Comprehensive income is the total of net income and all other nonowner changes in equity. The following table sets forth the Company's comprehensive income for the three month period ended December 31, 2002 and 2001 (000's):

                                           Three Months Ended
                                              December 31,
                                           ------------------
                                             2002       2001
                                            ------     ------

       Net Income . . . . . . . . . . . .   $3,809     $3,736
       Other comprehensive income-
         foreign currency translation
         adjustment . . . . . . . . . . .      130       (173)
                                            ------     ------
       Comprehensive income . . . . . . .   $3,939     $3,563
                                            ======     ======

(4)  EARNINGS PER SHARE

     Earnings per share computations have been made in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock that would have been outstanding assuming dilution from the exercise of stock options during each period.

     The following table presents the weighted average number of shares of common stock for the three month periods ended December 31, 2002 and 2001 (000's):

                                           Three Months Ended
                                              December 31,
                                           ------------------
                                             2002       2001
                                            ------     ------
Weighted average number of shares of
  common stock outstanding. . . . . . . .    8,780      8,734
Options issued to executives. . . . . . .       83         95
                                            ------     ------
Weighted average number of shares of
  common stock assuming dilution. . . . .    8,863      8,829
                                            ======     ======


(5)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter ending December 31, 2002. See Note 6.

     In December 2002, the FASB issued Interpretation No. 46
"Consolidation of Variable Interest Entities." FIN 46 provides guidance on the accounting for entities through which control is obtained by other than through voting rights. The adoption of FIN 46 will not have a material impact on the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No.123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company will implement the required disclosure provisions in the quarter ending March 31, 2003. The adoption of this
statement is not expected to have a material   impact on the Company's
consolidated financial position, results of operations or cash flows as the Company does not anticipate making the voluntary change to the fair value method of accounting for stock-based compensation.

(6)  LCIE-LANDAUER GUARANTEE

     On April 2, 2002 the Company completed an acquisition agreement to merge its European operations with Laboratoire Central des Industries Electriques (LCIE), a wholly owned subsidiary of Bureau Veritas, a professional service Company involved in quality, health and safety, and environmental management. Under the agreement, Landauer exchanged its UK radiation monitoring business with annual revenues of approximately $1,500,000 and its technologies for a 51% controlling interest in the new company named LCIE-Landauer. LCIE contributed its radiation monitoring business that has current annual revenues of more than $3,000,000, all of which is located in France. Additionally, as part of the formation of the new entity on April 2, 2002, LCIE Landauer purchased the Philips France radiation monitoring business for $877,000. This Philips business unit has current annual revenues of approximately $800,000 in 2001. Under the terms of the acquisition agreements, LCIE may, in the fifth and sixth year of the venture, require Landauer to purchase its 49% interest in LCIE-Landauer at a price that is a multiple of EBITDA for the trailing four quarters. The purchase price would range from eight to ten times EBITDA, dependent on the level of EBITDA, subject to a minimum purchase price of 6,000,000 euros. Additionally, Landauer shall have the option to purchase LCIE's interest in the seventh year of the venture on the same terms as LCIE's "Put" option.
A change in control provision, as defined, may accelerate the respective Put and Call options and provides for premiums and discounts in the event such options are exercised as the result of a change in control.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Landauer's cash provided from operating activities for the three months ended December 31, 2002 and 2001 amounted to $5,751,000 and $4,203,000 respectively; the increase relates primarily to the timing of federal income tax deposits. Acquisitions of property, plant and equipment were $1,191,000 and $795,000, respectively, for the quarters ended December 31, 2003 and 2002. The Company's financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture.

     The Company has no long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for the balance of fiscal 2003 are expected to amount to approximately $6,900,000 principally for the acquisition of equipment to support expansion of the Company's OSL product line, introduction of new products, the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

     The Company presently maintains external sources of liquidity in the form of an annual $5 million line of credit with its bank. In the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

     Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments amounted to $12,100,000 and $11,885,000, respectively, as of December 31, 2002 and September 30, 2002, and are included in the balance sheet under the caption deferred contract revenue. While these amounts represent almost one-half of current liabilities, such amounts generally do not represent a cash requirement.

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

RESULTS OF OPERATIONS

     Revenues for the quarter ended December 31, 2002 were 12.0% higher compared with the same quarter a year ago. Approximately two-thirds of the revenue growth was attributable to the consolidation of the operations of LCIE-Landauer, the Company's 51%-owned operating unit providing radiation monitoring services in France and the United Kingdom formed in April 2002. The balance of revenue growth for the quarter resulted from higher pricing for Landauer's domestic products and services. Domestic dosimetry revenues grew at a rate of approximately 5% for the first quarter of fiscal 2003 compared with the same quarter a year ago; domestic dosimetry revenues were expected to grow gradually over this year's fiscal quarters as a result of the timing of price increases. Gross margins for the first fiscal quarter were 62.9% of revenues compared to 65.2% for the same period in fiscal 2002. The decrease in margins was primarily attributable to the slightly lower margins of LCIE-Landauer's operations. In addition, the Company's overhead costs were impacted by higher employee costs, particularly medical claims and pension expense.

     Selling, general and administrative (S, G & A) expenses in the first quarter of fiscal 2002 were 13.7% greater than a year ago due to the impact of the LCIE-Landauer consolidation, expenditures to develop new markets and products, as well as the previously mentioned higher employee costs. First quarter S, G & A expenses as a percentage of revenue were slightly higher than the same period last year at 23.5% for the quarter ending December 31, 2002 and 23.1% for the quarter ending December 31, 2001. As a result, operating income for the first quarter of fiscal 2003 was 39.4% of revenues compared with 42.0% of revenues for the same period last year. Income before income taxes and minority interest was 40.9% of revenues for the quarter just ended compared to 43.5% for the first fiscal quarter of 2002.

     The effective tax rate for the Company during the first quarter of fiscal 2003 was 37.3% compared with 37.5% for the same period last year. Resulting net income of $3,809,000 for the first fiscal quarter of 2003 compared with $3,736,000 reported in fiscal 2002. Diluted income per share for the current quarter was $0.43 versus $0.42 for the first fiscal quarter of 2002.


FORWARD-LOOKING STATEMENTS

     Certain of the statements made herein constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties, including assumptions and risks associated with the Company's introduction of new technology, the adaptability of OSL to new platforms and new formats, the usefulness of older technologies, the cost associated with the Company's business development and research efforts, the anticipated results of operations of the Company and its Nagase-Landauer (Japan), LCIE-Landauer (France), Brazilian and Chinese joint ventures, the Company's market position, the Company's business plans, the risks associated with conducting business internationally, other anticipated financial events, the effects of changing economic, political and competitive conditions, changes in tax rates, foreign exchange risks, risks associated with reliance on third party vendors, changes in accounting policies, government regulations and changes in postal and delivery practices. The words "believe," "expect," "anticipate," "estimate," "could," "should," "intend," and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. Such assumptions may not materialize to the extent assumed and such risks and uncertainties may cause actual results to differ from anticipated results. Additional information may be obtained by reviewing the Company's reports filed from time to time with the SEC. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter ending December 31, 2002.

     In December 2002, the FASB issued Interpretation No. 46
"Consolidation of Variable Interest Entities." FIN 46 provides guidance on the accounting for entities through which control is obtained by other than through voting rights. The adoption of FIN 46 will not have a material impact on the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No.123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company will implement the required disclosure provisions in the quarter ending March 31, 2003. The adoption of this
statement is not expected to have a material   impact on the Company's
consolidated financial position, results of operations or cash flows as the Company does not anticipate making the voluntary change to the fair value method of accounting for stock-based compensation.


ITEM 4.    CONTROLS AND PROCEDURES

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     Landauer is involved in various legal proceedings but believes that these matters will be resolved without a material effect on its financial position.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At its Annual Meeting held on February 5, 2003, the shareholders voted to elect Thomas M. Fulton as a director for a three-year term with 7,519,389 shares in favor (85.6% of the total shares outstanding) and 155,531 shares opposed and to elect M. Christine Jacobs as a director for a three-year term with 7,633,473 shares in favor (86.9% of the total shares outstanding) and 41,447 shares opposed. Continuing as directors are Robert
J. Cronin, Brent A. Latta, Richard R. Risk, Gary D. Eppen, Michael D. Winfield, and E. Gail de Planque.

     The shareholders voted to reappoint PricewaterhouseCoopers LLP as the Company's auditors for the following year, with 7,544,077 shares (85.9%) of total shares outstanding) voting for, 67,565 shares against and 62,432 shares abstaining.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

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



                                  LANDAUER, INC.
Date:  February 12, 2003

                                  /s/ James M. O'Connell
                                  ------------------------------
                                  James M. O'Connell
                                  Vice President and Treasurer
                                  (Principal Financial and
                                  Accounting Officer)

                            CERTIFICATIONS


I, Brent A. Latta, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Landauer, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



February 12, 2003

                                  /s/ Brent A. Latta
                                  -----------------------------------
                                  President & Chief Executive Officer

                            CERTIFICATIONS


I, James M. O'Connell, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Landauer, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



February 12, 2003

                                  /s/ James M. O'Connell
                                  -----------------------
                                  Chief Financial Officer