Form 10-Q
period 2003-03-31
LANDAUER INC
filed 2003-05-13
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549


                               FORM 10-Q



[ X ]QUARTERLY REPORT pursuant to Section 13 or 15(d) of the Securities
                         Exchange Act of 1934


           For the quarterly period ended March 31, 2003 or


[   ]TRANSITION REPORT pursuant to Section 13 or 15(d) of the Securities
                         Exchange Act of 1934

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

Indicate by check mark whether the registrant is an accelerated filer as
defined in Rule 12b.2 of the Exchange Act.  Yes [ X ]  No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                     Outstanding at May 12, 2003
     ---------------------------------    --------------------------

     Common stock, $.10 par value                  8,803,823

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                    LANDAUER, INC. AND SUBSIDIARIES

            Condensed Consolidated Unaudited Balance Sheets
                                (000's)


                                ASSETS
                                ------

                                           March 31,  September 30,
                                             2003         2002
                                          ---------- --------------

Current assets:
  Cash and cash equivalents . . . . .     $    7,225     $    7,627
  Short-term investments. . . . . . .            251            317
  Accounts receivable, less
    allowances of $467 and $482 . . .         14,396         13,620
  Inventories . . . . . . . . . . . .          3,140          2,135
  Prepaid expenses. . . . . . . . . .          4,983          3,131
                                          ----------     ----------
        Total current assets. . . . .         29,995         26,830

Property, plant and equipment,
  at cost . . . . . . . . . . . . . .         39,421         37,504
   Less: Accumulated depreciation
     and amortization . . . . . . . .         23,522         19,325
                                          ----------     ----------

Net property, plant and equipment . .         15,899         18,179

Goodwill & other intangible assets
  net of amortization . . . . . . . .          8,556          8,601
Equity in joint venture . . . . . . .          2,725          2,806
Dosimetry devices, net of
  amortization. . . . . . . . . . . .          3,834          3,546
Other assets. . . . . . . . . . . . .            237            295
                                          ----------     ----------

                                          $   61,246     $   60,257
                                          ==========     ==========






















                The accompanying notes are an integral
                  part of these financial statements.

                    LANDAUER, INC. AND SUBSIDIARIES

       Condensed Consolidated Unaudited Balance Sheets (Cont'd.)
                     (000's, except share amounts)


               LIABILITIES AND STOCKHOLDERS' INVESTMENT
               -----------------------------------------

                                           March 31,  September 30,
                                             2003         2002
                                          ---------- --------------

Current liabilities:
  Accounts payable. . . . . . . . . .     $    1,505     $    1,789
  Deferred contract revenue . . . . .         11,895         11,885
  Dividend payable. . . . . . . . . .          3,299          3,071
  Accrued compensation and
    related costs . . . . . . . . . .          1,407          2,505
  Accrued pension costs . . . . . . .          2,554          1,922
  Accrued taxes on income . . . . . .            347          1,753
  Accrued expenses. . . . . . . . . .          4,139          2,264
                                          ----------     ----------
        Total current liabilities . .         25,146         25,189

Minority interest in subsidiary . . .            542            462
                                          ----------     ----------

Stockholders' investment:
  Preferred stock, $.10 par value
    per share -
  Authorized - 1,000,000 shares
  Outstanding - None. . . . . . . . .          --             --
  Common stock, $.10 par value
    per share -
  Authorized - 20,000,000 shares
  Outstanding - 8,800,486 shares
    at 3/31/03 and 8,775,337 shares
    at 9/30/02  . . . . . . . . . . .            880            878
  Premium paid in on common
    stock . . . . . . . . . . . . . .         11,368         10,946
  Cumulative translation adjustments.           (570)          (855)
  Retained earnings . . . . . . . . .         23,880         23,637
                                          ----------     ----------
        Total stockholders'
          investment. . . . . . . . .         35,558         34,606
                                          ----------     ----------
                                          $   61,246     $   60,257
                                          ==========     ==========


















                The accompanying notes are an integral
                  part of these financial statements.

                    LANDAUER, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Income
                   (000's, except per share amounts)
                              (Unaudited)


                           Three Months Ended      Six Months Ended
                          --------------------  ---------------------
                           March 31, March 31,  March 31,   March 31,
                             2003      2002       2003        2002
                           --------- ---------  ---------   ---------

Net Revenues. . . . . . .  $  16,846 $  14,704  $  32,238   $  28,445

Cost and expenses:
  Cost of revenues. . . .      5,732     4,951     11,445       9,738
  Selling, general and
    administrative. . . .      3,572     3,490      7,185       6,668
  Impairment in value
    of assets . . . . . .      2,750     --         2,750       --
                            --------  --------   --------    --------
                              12,054     8,441     21,380      16,406
                            --------  --------   --------    --------

Operating Income. . . . .      4,792     6,263     10,858      12,039

Equity in income of
  joint venture . . . . .        199       174        395         339

Other income, net . . . .         31        34         60          76
                            --------  --------   --------    --------

Income before income
  taxes and minority
  interest. . . . . . . .      5,022     6,471     11,313      12,454

Income taxes. . . . . . .      1,835     2,418      4,184       4,664
                            --------  --------   --------    --------
Income before minority
  interest. . . . . . . .      3,187     4,053      7,129       7,790

Minority interest therein        157        16        290          17
                            --------  --------   --------    --------

Net income. . . . . . . .   $  3,030  $  4,037   $  6,839    $  7,773
                            ========  ========   ========    ========

Net income per common
 share:
  Basic . . . . . . . . .   $   0.34  $   0.46   $   0.78    $   0.89
                            ========  ========   ========    ========
  Based on average
    shares outstanding. .      8,792     8,745      8,786       8,740
                            ========  ========   ========    ========

  Diluted . . . . . . . .   $   0.34  $   0.46   $   0.77    $   0.88
                            ========  ========   ========    ========

  Based on average
   shares outstanding . .      8,871     8,857      8,867       8,843
                            ========  ========   ========    ========





                The accompanying notes are an integral
                  part of these financial statements.

                    LANDAUER, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows
                                (000's)
                              (Unaudited)


                                              Six Months Ended
                                          ------------------------
                                           March 31,      March 31,
                                             2003           2002
                                          ----------     ----------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . .       $  6,839     $    7,773

Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Asset impairment charge . . . . . .          2,750          --
  Depreciation. . . . . . . . . . . .          2,436          2,091
  Amortization. . . . . . . . . . . .            205             92
  Bad debt expense. . . . . . . . . .            142            132
  Equity in net income of foreign
    affiliate . . . . . . . . . . . .           (395)          (339)
  Tax effect of stock options . . . .            424            409
  Decrease in short-term investments.             66             94
  Increase in accounts receivable . .           (761)        (1,132)
  Increase in allowance for doubtful
    accounts net of bad debts . . . .           (157)          (144)
  Increase in prepaid expenses. . . .         (1,852)        (1,553)
  Net increase in other assets. . . .         (2,310)          (715)
  Decrease in accounts payable. . . .           (284)          (318)
  Decrease in accrued liabilities . .           (120)        (1,266)
  Increase (decrease) in minority
    interest. . . . . . . . . . . . .             80            (24)
                                            --------       --------
        Net cash provided by
          operating activities. . . .          7,063          5,100

Cash flows from investing activities:
  Acquisition of property, plant
    and equipment . . . . . . . . . .         (1,917)        (1,921)
                                            --------       --------
        Net cash used by
          investing activities. . . .         (1,917)        (1,921)

Cash flows from financing activities:
  Dividend received from foreign
    affiliate . . . . . . . . . . . .            535            334
  Dividend paid . . . . . . . . . . .         (6,368)        (6,113)
                                            --------       --------
        Net cash used by
          financing activities. . . .         (5,833)        (5,779)

Effect of exchange rates on cash. . .            285           (178)
                                            --------       --------

Net decrease in cash and
  cash equivalents. . . . . . . . . .           (402)        (2,778)
Opening balance -
  cash and cash equivalents . . . . .          7,627          7,055
                                            --------       --------
Ending balance -
  cash and cash equivalents . . . . .       $  7,225       $  4,277
                                            ========       ========


                The accompanying notes are an integral
                  part of these financial statements.

                    LANDAUER, INC. AND SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements - March 31, 2003

                              (Unaudited)



(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements reflect the financial position of Landauer, Inc. and Subsidiaries ("Landauer" or "the Company") as of March 31, 2003 and September 30, 2002, and the consolidated results of operations and cash flows for the three-month and six-month periods ended March 31, 2003 and 2002. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Landauer as of March 31, 2003 and September 30, 2002, and the consolidated results of operations and cash flows for the three-month and six-month periods ended March 31, 2003 and 2002.

     The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 2002 Landauer Annual Report on Form 10-K.

     Prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the results of operations or financial position.

     The results of operations for the three-month and six-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

(2)  CASH DIVIDENDS

     On March 7, 2003, the Company declared a regular quarterly cash dividend in the amount of $ 0.375 per share payable on April 11, 2003, to stockholders of record on March 21, 2003. On December 20, 2002, the Company declared a regular quarterly cash dividend in the amount of $ 0.375 per share payable on January 17, 2003, to stockholders of record on January 3, 2003.

     Regular quarterly cash dividends of $ 0.35 per share ($1.40 annually) were declared during fiscal 2002.

(3)  COMPREHENSIVE INCOME

     Comprehensive income is the total of net income and all other nonowner changes in equity. The following table sets forth the Company's comprehensive income for the three and six month periods ended March 31, 2003 and 2002 (000's):
                           Three Months Ended      Six Months Ended
                               March 31,               March 31,
                          --------------------  ---------------------
                             2003      2002       2003        2002
                           --------- ---------  ---------   ---------

Net income. . . . . . . .  $   3,030 $   4,037  $   6,839   $   7,773
Other comprehensive income-
 Foreign currency transla-
 tion adjustment. . . . .        155        (8)       285        (180)
                           --------- ---------  ---------   ---------
Comprehensive income. . .  $   3,185 $   4,029  $   7,124   $   7,593
                           ========= =========  =========   =========

                    LANDAUER, INC. AND SUBSIDIARIES

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

     The following table presents the weighted average number of shares of common stock for the three and six month periods ended March 31, 2003 and 2002 (000's):

                           Three Months Ended      Six Months Ended
                               March 31,               March 31,
                          --------------------  ---------------------
                             2003      2002       2003        2002
                           --------- ---------  ---------   ---------

Weighted average number
 of shares of common stock
 outstanding. . . . . . .      8,792     8,745      8,786       8,740

Options issued to
 executives . . . . . . .         79       112         81         103
                            --------  --------   --------    --------

Weighted average number
 of shares of common stock
 assuming dilution. . . .      8,871     8,857      8,867       8,843
                            ========  ========   ========    ========


(5)  STOCK-BASED COMPENSATION

     The Company maintains stock option plans for key employees ("Employees' Plan"). It also maintains a stock option plan for its non-employee directors. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. In December 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." FAS No. 148 requires disclosure in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation, and the effect of the method used on reported results. These additional disclosures are required beginning with the Form 10-Q for the second quarter of 2003. Had compensation cost for these plans been determined consistent with FASB Statements No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share in each period would have been as follows (000's except per share data):

                    LANDAUER, INC. AND SUBSIDIARIES

                           Three Months Ended      Six Months Ended
                               March 31,               March 31,
                          --------------------  ---------------------
                             2003      2002       2003        2002
                           --------- ---------  ---------   ---------

Net income, as reported .   $  3,030  $  4,037   $  6,839    $  7,773

Deduct: Total stock-based
 employee compensation
 expense determined under
 fair value based method
 for all awards, net of
 related tax effects. . .         55        27        111          54
                            --------  --------   --------    --------
Pro forma net income. . .    $ 2,975  $  4,010   $  6,728    $  7,719
                            ========  ========   ========    ========

Earnings per share:
  Basic - As Reported . .   $   0.34  $   0.46   $   0.78    $   0.89
                            ========  ========   ========    ========
  Basic - Pro Forma . . .   $   0.34  $   0.46   $   0.77    $   0.88
                            ========  ========   ========    ========

  Diluted - As Reported .   $   0.34  $   0.46   $   0.77    $   0.88
                            ========  ========   ========    ========
  Diluted - Pro Forma . .   $   0.34  $   0.45   $   0.77    $   0.88
                            ========  ========   ========    ========

     Because the FASB Statement No. 123 method of accounting has not been applied to options granted prior to October 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

(6)  ASSET IMPAIRMENT

     The Company recorded a non-cash pre-tax charge of $2,750,000, or $0.19 per diluted share (with income taxes calculated at a marginal rate of 39.7%) for the fiscal quarter ended March 31, 2003, to recognize an impairment in the value of assets for the Aurion product line. The financial results for Aurion have not been significant for any period presented. Based on the estimated identifiable cash flows from this service offering the impairment charge represents the Company's entire investment in the Aurion-related assets and includes software and other fixed assets, licenses, and badge components.

     Following a period of product introduction, marketing efforts and an analysis of second quarter results, it was determined that spending constraints placed on targeted customers by health care cost pressures and state and local government budget deficits had significantly reduced the future net cash flows expected to be realized from Aurion. The Company will continue servicing current customers through the term of their agreement and will discontinue marketing to new customers. The Company will consider alternative uses, if any, for the technology.

                    LANDAUER, INC. AND SUBSIDIARIES

(7)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51," ("FIN 46"). FIN 46 clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to existing variable interest entities in the interim period beginning after June 15, 2003. The Company is reviewing FIN 46 to determine its impact, if any, on future reporting periods.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Landauer's cash flow from operating activities for the six months ended March 31, 2003 and 2002 amounted to $7,063,000 and $5,100,000, respectively. Acquisitions of property, plant and equipment amounted to $1,917,000 and $1,921,000, respectively, for fiscal 2003 and 2002. The
Company's financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture.

     The Company has no long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for the balance of fiscal 2003 are expected to amount to approximately $3,500,000 principally for the acquisition of equipment to support the Company's Luxel product line, introduction of new service offerings, the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

     The Company presently maintains external sources of liquidity in the form of a $5 million line of credit with its bank. In the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

     Landauer requires limited working capital for its operations since many of its customers are invoiced for services in advance. Such advance billings amounted to $11,895,000 and $11,885,000, respectively, as of March 31, 2003 and September 30, 2002, and are included in the balance sheet under the caption deferred contract revenue. While these amounts included in deferred contract revenue represent almost one-half of current liabilities, such amounts generally do not represent a cash requirement.

     The services provided by the Company to its Customers are ongoing and are of a subscription nature. As such, revenues are recognized in the periods in which such services are rendered irrespective of whether invoiced in advance or in arrears. All customers are invoiced in accordance with the Company's standard terms, with payment due thirty days from date of invoice. Inasmuch as the majority of the Company's revenues are realized from the health care industry, the average days of sales outstanding range from 43 to 79 days.

RESULTS OF OPERATIONS

QUARTERLY RESULTS

     Revenues for the quarter ended March 31, 2003 were 14.6% higher compared with the same quarter a year ago. Approximately 60% of the revenue growth for the quarter was attributable to the consolidation of Landauer's 51% owned subsidiary, LCIE-Landauer, Ltd., acquired in the third quarter of fiscal 2002. The balance of revenue growth for the quarter resulted from improved pricing and a modest increase in unit demand. Gross margins were 66.0% of revenues for the second quarter of fiscal 2003, comparable to 66.3% for the same period in 2002.

     The Company recognized a non-cash charge in the amount of $2,750,000, or $0.19 per diluted share (after income tax benefit computed at a marginal rate of 39.7%), for costs associated with the impairment in value of assets related to Landauer's Aurion service (See Note 6). Selling, general and administrative expenses were slightly lower in the second quarter as a percent of revenues at 21.2% versus 23.7% for the second quarter of fiscal 2002. While expenses related to LCIE-Landauer increased, and selling and research and development expenses were higher, these were largely offset by lower incentive compensation expenses. Operating income was impacted by the non-cash impairment charge and was 28.4% of revenues compared to 42.6% for the same period last year. Income before taxes and minority interest was 29.8% of the revenues for the quarter just ended compared to 44.0% for the second fiscal quarter of 2002.

     The effective tax rate for the Company during the second quarter of fiscal 2003 was 36.5% compared with 37.4% for the second quarter of fiscal 2002. Resulting net income of $3,030,000 for the second fiscal quarter of 2003, compared with $4,037,000 in the same quarter reported in fiscal 2002.

Diluted income per share for the current quarter was $ 0.34 versus $ 0.46 for fiscal 2002.

SIX MONTH RESULTS

     Revenues for the six months ended March 31, 2003, were $32,238,000 or 13.3% greater than $28,445,000 reported for the same period in fiscal 2002. Revenue growth resulted from the consolidation of the European operations and from core radiation dosimetry services where the Company realized higher pricing and slightly increased unit volume. Gross margins for the first half of fiscal 2003 were 64.5% of revenues, or slightly lower than the 65.8% reported a year ago as a result of lower margins for the French business.

     Selling, general, and administrative expenses in the first six months of fiscal 2003 were 7.8% higher than a year ago, due to higher European operating expenses and domestic selling and research and development costs, offset by lower incentive compensation expenses. Selling, general, and administrative expenses were 22.3% of revenues for the first half of fiscal 2003 compared to 23.4% for the first half of fiscal 2002. Operating income for the first half of fiscal 2003 was 33.7% of revenues compared with 42.3% for the same period last year. Income before taxes and minority interest was 35.1% of revenues for the six months just ended compared to 43.8% of revenues for the same period in fiscal 2002.

     The effective tax rate for the Company during the first half of fiscal 2002 was 37.0% compared with 37.4% a year ago. Resulting net income of $6,839,000 for the first six months of 2003 compares with earnings of $7,773,000 reported in fiscal 2002. Diluted income per share for the first half of fiscal 2003 was $0.77, compared to $0.88 in the first fiscal half of 2002.

FORWARD-LOOKING STATEMENTS

     Certain of the statements made herein constitute forward looking statements that are based on certain assumptions and involve certain risks and uncertainties, including assumptions and risks associated with the Company's introduction of new technology, the adaptability of OSL to new platforms and new formats, the usefulness of older technologies, the cost associated with the Company's business development and research efforts, the anticipated results of operations of the Company, the Company's market position, the Company's business plans, the risks associated with conducting business internationally, other anticipated financial events, the effects of changing economic and competitive conditions, foreign exchange risks, government regulations and changes in postal and delivery practices. Such assumptions may not materialize to the extent assumed and such risks and uncertainties may cause actual results to differ from anticipated results. Such risks and uncertainties may also result in changes to the Company's business plan and prospects and could create the need from time to time to write down the value of the assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the Company's reports filed from time to time with the SEC.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51," ("FIN 46"). FIN 46 clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to existing variable interest entities in the interim period beginning after June 15, 2003. The Company is reviewing FIN 46 to determine its impact, if any, on future reporting periods.



ITEM 3.  QUANTITATIVE & QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk, including changes in foreign currency exchange rates and interest rates. As discussed in Note 1 to the financial statements in the Annual Report on Form 10-K, "Summary of Significant Accounting Policies" to the consolidated financial statements, the financial statements of the Company's non-U.S. subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the functional currency. The market risk associated with foreign currency exchange rates is not material in relation to the Company's financial position, results of operations, or cash flows. The Company does not have any significant trade accounts receivable, trade accounts payable, commitments or borrowings in a currency other than that of the reporting units functional currency. As such, the Company does not use derivative financial instruments to manage the exposure in its non-U.S. operations.

ITEM 4.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic filings with the Securities and Exchange Commission.

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


     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At its Annual Meeting held on February 5, 2003, the shareholders voted to elect Thomas M. Fulton and M. Christine Jacobs as directors for three-year terms. Voting for all nominees were 7,518,544 shares (representing 85.6% of total shares outstanding), and votes for 41,447 shares were withheld from all nominees. Continuing as directors are Robert
J. Cronin, Brent A. Latta, Richard R. Risk, Gary D. Eppen, Michael D. Winfield, and E. Gail de Planque.

     The shareholders voted to reappoint PricewaterhouseCoopers LLP as the Company's auditors for the following year, with 7,544,077 shares (85.9%) of total shares outstanding voting for, 67,565 shares against and 62,432 shares abstaining.


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


Date:May 12, 2003

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

May 12, 2003



                            /s/ Brent A. Latta
                            ------------------------------------
                            President & Chief Executive Officer

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

May 12, 2003



                            /s/ James M. O'Connell
                            ------------------------------
                            Chief Financial Officer