Form 10-Q
period 2003-06-30
LANDAUER INC
filed 2003-08-12
CIK 825410

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549



                               FORM 10-Q


     [ X ] QUARTERLY REPORT pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

             For the quarterly period ended JUNE 30, 2003

                                  or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                 Outstanding at August 12, 2003
     ------------------------------    ------------------------------

     Common stock, $.10 par value                8,839,332

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                    LANDAUER, INC. AND SUBSIDIARIES

            Condensed Consolidated Unaudited Balance Sheets
                     (000's, except share amounts)



                                ASSETS
                                ------

                                            June 30,  September 30,
                                             2003         2002
                                            --------  -------------
Current assets:
  Cash and cash equivalents . . . . .       $  9,419       $  7,627
  Short-term investments. . . . . . .            339            317
  Accounts receivable,
    less allowances of $512
    and $482. . . . . . . . . . . . .         15,259         13,620
  Inventories . . . . . . . . . . . .          3,293          2,135
  Prepaid expenses. . . . . . . . . .          4,991          3,131
                                            --------       --------
        Total current assets. . . . .         33,301         26,830

  Property, plant and equipment,
   at cost. . . . . . . . . . . . . .         40,341         37,504
    Less: Accumulated depreciation
     and amortization . . . . . . . .         23,820         19,325
                                            --------       --------
  Net property, plant and
    equipment . . . . . . . . . . . .         16,521         18,179

  Goodwill & other intangible
    assets net of amortization. . . .          8,154          8,601
  Equity in joint venture . . . . . .          2,909          2,806
  Dosimetry devices, net of
    amortization. . . . . . . . . . .          4,088          3,546
  Other assets. . . . . . . . . . . .            223            295
                                            --------       --------
                                            $ 65,196       $ 60,257
                                            ========       ========






















                The accompanying notes are an integral
                  part of these financial statements.

                    LANDAUER, INC. AND SUBSIDIARIES

       Condensed Consolidated Unaudited Balance Sheets (Cont'd.)
                     (000's, except share amounts)



               LIABILITIES AND STOCKHOLDERS' INVESTMENT
               ----------------------------------------

                                            June 30,  September 30,
                                             2003         2002
                                            --------  -------------
Current liabilities:
  Accounts payable. . . . . . . . . .       $  1,742       $  1,789
  Deferred contract revenue . . . . .         13,326         11,885
  Dividend payable. . . . . . . . . .          3,315          3,071
  Accrued compensation and
    related costs . . . . . . . . . .          1,345          2,505
  Accrued pension costs . . . . . . .          2,282          1,922
  Accrued taxes on income . . . . . .          2,432          1,753
  Accrued expenses. . . . . . . . . .          2,869          2,264
                                            --------       --------
        Total current liabilities . .         27,311         25,189

Minority interest in subsidiary . . .            773            462
                                            --------       --------

Stockholders' investment:
  Preferred stock, $.10 par value
   per share -
    Authorized - 1,000,000 shares
    Outstanding - None. . . . . . . .          --             --
  Common stock, $.10 par value
   per share -
    Authorized - 20,000,000 shares
    Outstanding - 8,839,322 shares
      at 6/30/03 and 8,775,337
      shares at 9/30/02 . . . . . . .            884            878
  Premium paid in on common stock . .         12,083         10,946
  Cumulative translation
    adjustments . . . . . . . . . . .           (253)          (855)
  Retained earnings . . . . . . . . .         24,398         23,637
                                            --------       --------
        Total stockholders'
          investment. . . . . . . . .         37,112         34,606
                                            --------       --------

                                            $ 65,196       $ 60,257
                                            ========       ========

















                The accompanying notes are an integral
                  part of these financial statements.

                    LANDAUER, INC. AND SUBSIDIARIES

         Condensed Consolidated Unaudited Statements of Income
                   (000's, except per share amounts)



                          Three Months Ended     Nine Months Ended
                         --------------------  --------------------
                          June 30,   June 30,   June 30,   June 30,
                            2003       2002       2003       2002
                          --------   --------   --------   --------

Net Revenues. . . . . .   $ 15,925   $ 14,844   $ 48,162   $ 43,288

Cost and expenses:
  Cost of revenues. . .      6,097      5,471     17,542     15,208
  Selling, general and
    administrative. . .      3,690      3,544     10,875     10,211
  Impairment in value
    of assets . . . . .      --        --          2,750      --
                          --------   --------   --------   --------
                             9,787      9,015     31,167     25,419
                          --------   --------   --------   --------

Operating Income. . . .      6,138      5,829     16,995     17,869
Gain recognized on
  exchange of assets. .      --           786      --           786
Equity in income of
  joint venture . . . .        213        231        608        570
Other income, net . . .         42         24        102         99
                          --------   --------   --------   --------
Income before income
  taxes and minority
  interest. . . . . . .      6,393      6,870     17,705     19,324

Income taxes. . . . . .      2,367      2,510      6,550      7,174
                          --------   --------   --------   --------
Income before minority
  interest. . . . . . .      4,026      4,360     11,155     12,150

Minority interest
  therein . . . . . . .        198        126        488        143
                          --------   --------   --------   --------

Net income. . . . . . .   $  3,828   $  4,234   $ 10,667   $ 12,007
                          ========   ========   ========   ========

Net income per
 common share:
  Basic . . . . . . . .   $   0.43   $   0.48   $   1.21   $   1.37
                          ========   ========   ========   ========
  Based on average
   shares outstanding .      8,820      8,774      8,797      8,750
                          ========   ========   ========   ========

  Diluted . . . . . . .   $   0.43   $   0.48   $   1.20   $   1.36
                          ========   ========   ========   ========
  Based on average
   shares outstanding .      8,910      8,882      8,881      8,855
                          ========   ========   ========   ========






                The accompanying notes are an integral
                  part of these financial statements.

                    LANDAUER, INC. AND SUBSIDIARIES

       Condensed Consolidated Unaudited Statements of Cash Flows
                   (000's, except per share amounts)



                                                Nine Months Ended
                                               --------------------
                                                June 30,   June 30,
                                                  2003       2002
                                                --------   --------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . .   $ 10,667   $ 12,007

Adjustments to reconcile net income to
 net cash provided by operating activities:
  Non-cash gain from exchange of assets . . .      --          (786)
  Asset impairment charge . . . . . . . . . .      2,750      --
  Depreciation. . . . . . . . . . . . . . . .      3,537      3,019
  Amortization. . . . . . . . . . . . . . . .        294        177
  Bad debt expense. . . . . . . . . . . . . .        196        198
  Equity in net income of foreign affiliate .       (608)      (570)
  Tax effect of stock options . . . . . . . .      1,144        943
  (Increase) decrease in short-term investments      (22)        87
  Increase in accounts receivable . . . . . .     (1,669)    (2,311)
  Increase in allowance for doubtful accounts
    net of bad debts. . . . . . . . . . . . .       (166)      (160)
  Increase in prepaid expenses. . . . . . . .     (1,860)    (1,678)
  Increase in inventory . . . . . . . . . . .     (1,407)      (190)
  Net increase in other assets. . . . . . . .     (1,643)    (3,112)
  (Decrease) increase in accounts payable . .        (47)       836
  Increase in accrued liabilities . . . . . .        350        377
  Increase in deferred revenue. . . . . . . .      1,441      1,634
  Increase in minority interest . . . . . . .        311        636
                                                --------   --------
        Net cash provided by
          operating activities. . . . . . . .     13,268     11,107

Cash flows from investing activities:
  Acquisition of property, plant and equipment    (2,950)    (3,102)
                                                --------   --------
        Net cash used by
          investing activities. . . . . . . .     (2,950)    (3,102)

Cash flows from financing activities:
  Dividend received from foreign affiliate. .        535        334
  Dividend paid . . . . . . . . . . . . . . .     (9,663)    (9,175)
                                                --------   --------
        Net cash used by
          financing activities. . . . . . . .     (9,128)    (8,841)

Effect of foreign currency translation. . . .        602        249
                                                --------   --------

Net increase (decrease) in cash and
  cash equivalents. . . . . . . . . . . . . .      1,792       (587)
Opening balance - cash and cash equivalents .      7,627      7,055
                                                --------   --------

Ending balance - cash and cash equivalents. .   $  9,419   $  6,468
                                                ========   ========





                The accompanying notes are an integral
                  part of these financial statements.

                    LANDAUER, INC. AND SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements - June 30, 2003
                              (Unaudited)


(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements reflect the financial position of Landauer, Inc. and Subsidiaries ("Landauer" or "the Company") as of June 30, 2003 and September 30, 2002, and the condensed consolidated results of operations and cash flows for the three-month and nine-month periods ended June 30, 2003 and 2002. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Landauer as of June 30, 2003 and September 30, 2002, and the consolidated results of operations and cash flows for the three-month and nine-month periods ended June 30, 2003 and 2002.

     The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 2002 Landauer Annual Report on Form 10-K.

     Prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the results of operations or financial position.

     The results of operations for the three-month and nine-month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.


(2)  CASH DIVIDENDS

     On June 6, 2003, the Company declared a regular quarterly cash dividend in the amount of $0.375 per share payable on July 11, 2003, to stockholders of record on June 20, 2003. On March 7, 2003, the Company declared a regular quarterly cash dividend in the amount of $ 0.375 per share payable on April 11, 2003, to stockholders of record on March 21, 2003. On December 20, 2002, the Company declared a regular quarterly cash dividend in the amount of $ 0.375 per share payable on January 17, 2003, to stockholders of record on January 3, 2003.

     Regular quarterly cash dividends of $0.35 per share ($1.40 annually) were declared during fiscal 2002.


(3)  COMPREHENSIVE INCOME

     Comprehensive income is the total of net income and all other nonowner changes in equity. The following table sets forth the Company's comprehensive income for the three and nine month periods ended June 30, 2003 and 2002 (000's):

                          Three Months Ended     Nine Months Ended
                         --------------------  --------------------
                          June 30,   June 30,   June 30,   June 30,
                            2003       2002       2003       2002
                          --------   --------   --------   --------

Net income. . . . . . .   $  3,828   $  4,234   $ 10,667   $ 12,007
Other comprehensive
 income- Foreign
 currency translation
 adjustment . . . . . .        317        429        602        249
                          --------   --------   --------   --------
Comprehensive income. .   $  4,145   $  4,663   $ 11,269   $ 12,256
                          ========   ========   ========   ========

                    LANDAUER, INC. AND SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements - June 30, 2003
                               (Cont'd.)


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

     The following table presents the weighted average number of shares of common stock for the three and nine month periods ended June 30, 2003 and 2002 (000's):

                          Three Months Ended     Nine Months Ended
                         --------------------  --------------------
                          June 30,   June 30,   June 30,   June 30,
                            2003       2002       2003       2002
                          --------   --------   --------   --------
Weighted average number
 of shares of common
 stock outstanding. . .      8,820      8,774      8,797      8,750
Options issued to
 executives . . . . . .         90        108         84        105
                          --------   --------   --------   --------
Weighted average number
  of shares of common
  stock assuming
  dilution. . . . . . .      8,910      8,882      8,881      8,855
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

                    LANDAUER, INC. AND SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements - June 30, 2003
                               (Cont'd.)


                          Three Months Ended     Nine Months Ended
                         --------------------  --------------------
                          June 30,   June 30,   June 30,   June 30,
                            2003       2002       2003       2002
                          --------   --------   --------   --------
Net income, as
  reported. . . . . . .   $  3,828   $  4,234   $ 10,667   $ 12,007
Deduct: Total stock-based
  employee compensation
  expense determined
  under fair value based
  method for all awards,
  net of related tax
  effects . . . . . . .         56         27        167         81
                          --------   --------   --------   --------

Pro forma net income. .   $  3,772   $  4,207   $ 10,500   $ 11,926
                          ========   ========   ========   ========

Earnings per share:
  Basic - As Reported .   $   0.43   $   0.48   $   1.21   $   1.37
                          ========   ========   ========   ========
  Basic - Pro Forma . .   $   0.43   $   0.48   $   1.19   $   1.36
                          ========   ========   ========   ========

  Diluted - As Reported   $   0.43   $   0.48   $   1.20   $   1.36
                          ========   ========   ========   ========
  Diluted - Pro Forma .   $   0.42   $   0.47   $   1.18   $   1.35
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

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Landauer's cash flow from operating activities for the nine months ended June 30, 2003 and 2002 amounted to $13,268,000 and $11,107,000, respectively. Acquisitions of property, plant and equipment amounted to $2,950,000 and $3,102,000, respectively, for fiscal 2003 and 2002. The
Company's financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture.

     The Company has no long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for the balance of fiscal 2003 are expected to amount to approximately $2,500,000 principally for the acquisition of equipment to support the Company's Luxel product line, introduction of new service offerings, the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

     The Company presently maintains external sources of liquidity in the form of a $5 million line of credit with its bank. In the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

     Landauer requires limited working capital for its operations since many of its customers are invoiced for services in advance. Such advance billings amounted to $13,326,000 and $11,885,000, respectively, as of June 30, 2003 and September 30, 2002, and are included in the balance sheet under the caption deferred contract revenue. While these amounts included in deferred contract revenue represent almost one-half of current liabilities, such amounts generally do not represent a cash requirement.

     The services provided by the Company to its Customers are ongoing and are of a subscription nature. As such, revenues are recognized in the periods in which such services are rendered irrespective of whether invoiced in advance or in arrears. All customers are invoiced in accordance with the Company's standard terms, with payment due thirty days from date of invoice. Inasmuch as the majority of the Company's revenues are realized from the health care industry, the average days of sales outstanding range from 43 to 80 days.


RESULTS OF OPERATIONS

QUARTERLY RESULTS

     Revenues for the quarter ended June 30, 2003 were 7.3% higher compared with the same quarter a year ago. Revenue growth for the current quarter occurred as a result of currency gains and higher volume from LCIE-Landauer's operations in France and the U.K., higher domestic pricing for the Company's products and services and slightly higher unit demand. Cost of revenues for the current quarter was 11% higher than for the same period a year ago. Higher costs resulted from a weaker U.S. dollar compared with currencies in most countries where the Company operates, increased costs associated with LCIE-Landauer, higher insurance costs for property/casualty coverage and medical claims. Gross margins were 61.7% of revenues for the third quarter of fiscal 2003, compared to 63.1% for the same period in 2002; the decreased gross margin is primarily attributable to higher cost of revenues in France as well as increased domestic employee benefit costs, particularly pension and medical.

     Selling, general and administrative expenses were slightly lower in the second quarter as a percent of revenues at 23.2% versus 23.9% for the third quarter of fiscal 2002. While expenses related to LCIE-Landauer increased, and selling and research and development expenses were higher, these were largely offset by lower incentive compensation expenses. Operating income was 38.5 % of revenues compared to 39.3% for the same period last year. During the third quarter of fiscal 2002, the Company recognized a $786,000 pre-tax gain arising from the exchange of a portion of its U.K. business for a controlling interest in LCIE-Landauer; this gain was included in the other income section of the income statement. Income before taxes and minority interest was 40.1% of the revenues for the quarter just ended compared to 46.3% for the third fiscal quarter of 2002.

     The effective tax rate for the Company during the second quarter of fiscal 2003 was 37.0% compared with 36.5% for the third quarter of fiscal 2002. Resulting net income was $3,828,000 for the third fiscal quarter of 2003, compared with $4,234,000 in the same quarter reported in fiscal 2002.

Diluted income per share for the current quarter was $ 0.43 versus $ 0.48 for fiscal 2002.

NINE MONTHS RESULTS

     Revenues for the nine months ended June 30, 2003, were $48,162,000 or 11.3% greater than $43,288,000 reported for the same period in fiscal 2002. Revenue growth resulted from the consolidation of the European operations and from core radiation dosimetry services where the Company realized higher pricing and slightly increased unit volume. Gross margins for the first half of fiscal 2003 were 63.6% of revenues, or slightly lower than the 64.9% reported a year ago as a result of lower margins for LCIE-Landauer.

     Selling, general, and administrative expenses in the first nine months of fiscal 2003 were 6.5% higher than a year ago, due to higher European operating expenses and domestic selling and research and development costs, offset by lower incentive compensation expenses. Selling, general, and administrative expenses were 22.6% of revenues for the first nine months of fiscal 2003 compared to 23.6% for the first nine months of fiscal 2002. Operating income for the first nine months of fiscal 2003 was 35.3% of revenues compared with 41.3% for the same period last year; operating income was impacted by the $2,750,000 non-cash impairment charge that was reported in the second fiscal quarter. Income before taxes and minority interest was 36.8% of revenues for the nine months just ended compared to 44.6% of revenues for the same period in fiscal 2002.

     The effective tax rate for the Company during the first nine months of fiscal 2003 was 37.0% compared with 37.1% a year ago. Resulting net income of $10,667,000 for the first nine months of 2003 compares with net income of $12,007,000 reported in fiscal 2002. Diluted income per share for the first nine months of fiscal 2003 was $1.20, compared to $1.36 in the first nine months of 2002.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51," ("FIN 46"). FIN 46 clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to existing variable interest entities in the interim period beginning after June 15, 2003. The Company believes it has no material interests in variable interest entities that will require disclosure or consolidation under FIN 46.

     The FASB's Emerging Issues Task Force (EITF) Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," provides guidance for the accounting treatment by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities (i.e., revenue-generating activities that involve more than one deliverable - or unit of accounting - in circumstances where the delivery of those units takes place in different accounting periods). The EITF concluded that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet the separation criteria set forth in Issue No. 00-21. The arrangement's consideration should be allocated among the separate units of accounting based on their relative fair values (or as otherwise provided, allocated using the "residual method"). The amount allocable to a delivered unit(s) is limited to the amount that is not contingent upon the delivery of additional units or meeting other specified performance conditions. Finally, applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in this Issue is applicable to all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted, due to implementation and timing concerns. The Company is reviewing the EITF Issue No. 00-21 to determine its impact, if any on future reporting periods.

     In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. The implementation of FAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30. The Company is reviewing SFAS No. 149 to determine its impact, if any, on future reporting periods.

     In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which changes the accounting for mandatorily redeemable shares, put options, forward purchase contracts and obligations that can be settled with shares. FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is reviewing SFAS No. 150 to determine its impact, if any, on any future reporting periods.

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


ITEM 4.  CONTROLS AND PROCEDURES

     As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded the Company's disclosure controls and procedures as of June 30, 2003 were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported on a timely basis. There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

     Landauer is involved in various legal proceedings but believes that these matters will be resolved without a material effect on its financial position.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           Exhibit 31.1 Rule 13a-14(a)/15d-14(a), Certification of Chief Executive Officer

           Exhibit 31.2 Rule 13a-14(a)/15d-14(a), Certification of Chief Financial Officer

           Exhibit 32.1     Section 1350 Certification of
                            Chief Executive Officer

           Exhibit 32.2     Section 1350 Certification of
                            Chief Financial Officer

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LANDAUER, INC.

Date:  August 12, 2003
                                  /s/ James M. O'Connell
                                  ----------------------------
                                  James M. O'Connell
                                  Vice President and Treasurer
                                  (Principal Financial and
                                  Accounting Officer)