Form 10-K
period 2003-09-30
LANDAUER INC
filed 2003-12-30
CIK 825410

Securities and Exchange Commission                            FORM 10-K
Washington, DC 20549


             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934


             For the fiscal year ended September 30, 2003


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

     As of March 31, 2003 the aggregate market value of the voting and nonvoting common equities (based upon the closing price on the New York Stock Exchange) held by non-affiliates was approximately $312,000,000.

     Certain portions of the Registrant's definitive Proxy Statement in connection with the February 4, 2004 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                 INDEX


Item                                                            Page
----                                                            ----

Part I

     1.    Business

             General Description. . . . . . . . . . . . . .        1
             Marketing and Sales. . . . . . . . . . . . . .        2
             Patents. . . . . . . . . . . . . . . . . . . .        2
             Raw Materials. . . . . . . . . . . . . . . . .        3
             Competition. . . . . . . . . . . . . . . . . .        3
             Research and Development . . . . . . . . . . .        4
             Environmental Regulations. . . . . . . . . . .        4
             Employees and Labor Relations. . . . . . . . .        4

     2.    Properties . . . . . . . . . . . . . . . . . . .        4

     3.    Legal Proceedings. . . . . . . . . . . . . . . .        5

     4.    Submission of Matters to a Vote
           of Security Holders. . . . . . . . . . . . . . .        5

     4A.   Executive Officers of the Registrant . . . . . .        5


Part II

     5.    Market for Registrant's Common Stock and
           Related Stockholder Matters. . . . . . . . . . .        6

     6.    Selected Financial Data. . . . . . . . . . . . .        6

     7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. .        7

     7A.   Quantitative and Qualitative Disclosures
           About Market Risk. . . . . . . . . . . . . . . .       13

     8.    Consolidated Financial Statements and
           Supplementary Data

             Consolidated Balance Sheets. . . . . . . . . .       15
             Consolidated Statements of Income. . . . . . .       17
             Consolidated Statements of Stockholders'
               Investment and Comprehensive Income. . . . .       18
             Consolidated Statements of Cash Flows. . . . .       19
             Notes to Consolidated Financial Statements . .       21
             Report of Independent Public Auditors. . . . .       32

     9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure . . . . .       34

     9A.   Controls and Procedures. . . . . . . . . . . . .       34

Item                                                            Page
----                                                            ----

Part III

     10.   Directors and Executive Officers of the Registrant     35

     11.   Executive Compensation . . . . . . . . . . . . .       35

     12.   Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . .       35

     13.   Certain Relationships and Related Transactions .       35

     14.   Principal Accountant Fees and Services . . . . .       35


Part IV

     15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

             Financial Statements . . . . . . . . . . . . .       36
             List of Exhibits . . . . . . . . . . . . . . .       36
             Reports on Form 8-K. . . . . . . . . . . . . .       37
             Signatures of Registrant and Directors . . . .       38
             Quarterly Financial Data (Unaudited) . . . . .       39

                                PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION

     Landauer, Inc. is a Delaware corporation organized on December 22, 1987 to carry on the radiation monitoring business previously established by Tech/Ops, Inc. ("Tech/Ops"). On February 6, 1991, the Company changed its name from Tech/Ops Landauer, Inc. to Landauer, Inc. As used herein, the "Company" or "Landauer" refers to Landauer, Inc. and its subsidiaries.

     The Company offers a service for measuring, primarily through optically stimulated luminescent ("OSL") badges worn by client personnel, the dose of x-ray, gamma radiation and other penetrating ionizing radiations to which the wearer has been exposed. This technology is marketed under the trade name Luxel[registered trademark]. While most of the Company's revenues are domestic, these services are also marketed by Landauer in Canada and by its subsidiaries in other parts of the world. As of October 1, 1998, the Company acquired a 75% interest in SAPRA-Landauer, Ltda., which provides radiation dosimetry services in Brazil. As of December 28, 1998, SAPRA-Landauer acquired the radiation dosimetry service business formerly conducted by REM in Sao Paulo, Brazil. During July 1999, the Chinese government approved the Company's joint venture agreement with China National Nuclear Corporation to form Beijing Landauer Radiation Monitoring Technology Co., Ltd., which provides radiation monitoring services in China. Landauer, Inc. owns a 70% interest in Beijing Landauer.

     On April 2, 2002, the Company completed an agreement to merge its European operations with the radiation monitoring business operated by Laboratoire Central des Industries Electriques ("LCIE"), a wholly-owned subsidiary of Bureau Veritas, a professional services company involved in quality, health and safety, and environmental management. Under the agreement, Landauer exchanged its United Kingdom radiation monitoring business and certain technologies for a 51% controlling interest in the new company named LCIE-Landauer. LCIE contributed its radiation monitoring business, all of which is located in France. LCIE-Landauer has its headquarters and laboratory at the current LCIE location in Fontenay-aux-Roses, a Paris suburb. LCIE-Landauer serves France-based customers from this location and will continue to serve the United Kingdom customers from Oxford, England. Additionally, as part of the formation of the new entity on April 2, 2002, LCIE-Landauer purchased the Philips France radiation monitoring business.

     Landauer's activities also include the operations of Nagase-Landauer, Ltd., a 50%-owned joint venture in Japan involved in radiation monitoring in that country. Nagase-Landauer commenced operations in 1974.

     Landauer's InLight[trademark] dosimetry system provides smaller in-house and commercial laboratories with the ability to offer a complete radiation monitoring service using OSL technology. The system is based on the Company's proprietary technology and instruments and dosimetry devices developed by Matsushita Industrial Equipment Company, and allows customers the flexibility to tailor their precise dosimetry needs.

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

     Landauer operates a crystal manufacturing facility in Stillwater, Oklahoma that it acquired in August 1998. Specially formulated crystalline material is a component in the Company's OSL technology.

     The Company's shares are listed on the New York Stock Exchange. As of September 30, 2003, there were 8,843,723 shares outstanding. The trading symbol is LDR.

     As a reporting company, Landauer is subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and accordingly files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, Landauer's public filings are maintained on the SEC's Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. In addition, Landauer's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be accessed free of charge through Landauer's website as soon as reasonably practicable after Landauer has electronically filed such material with, or furnished it to, the SEC. The address of Landauer's website is http://www.landauerinc.com.

MARKETING AND SALES

     Landauer's dosimetry services are marketed in North America primarily by full-time Company personnel located in Illinois, California, Connecticut, Georgia, and Texas. The Company's services are marketed abroad through ventures in Japan, Brazil, China, the United Kingdom, and France. Other firms and individuals market the Company's services on a commission basis, primarily to small customers.

     Worldwide, the Company and its affiliates serve more than 60,000 customers representing approximately 1.4 million individuals. Typically, a client will contract for a year's service in advance, representing monthly, bimonthly or quarterly badges, readings, and reports. Sales are made principally on a subscription basis. Customer relationships in the radiation monitoring market served by the Company are generally stable and recurring. Deferred contract revenue, as shown on the consolidated balance sheet, represents advance payment for services to be rendered. At
September 30, 2003 and 2002, deferred contract revenue was $12,464,000 and $11,885,000, respectively.

     Radon gas detection kits are marketed primarily to institutional customers and government agencies.

     The HomeBuyer's Preferred[registered trademark] Radon Protection Plan service agreement is marketed to companies and to their corporate relocation service providers for the benefit of purchasers of residences incident to transfers of personnel.

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

     As of September 30, 2003, the Company is using OSL technology to provide dosimetry services to essentially all of its domestic and many of its international customers. These licenses and systems represent an important proprietary component of the OSL commercial service known as Luxel[registered trademark].

     Additionally, the Company holds certain patents that relate to various dosimeter designs. These patents expire in 2017.

     The Company believes that its business is primarily dependent upon the Company's technical competence, the quality, reliability and price of its services, and its prompt and responsive performance.

     Rights to inventions of employees working for Landauer are assigned to the Company.

RAW MATERIALS

     The Company has multiple sources for many of its materials and supplies, and believes that the number of sources and availability of items are adequate. Landauer internally produces certain of its requirements, such as OSL detector materials and plastic badge holders. All crystal materials used in the Company's OSL technology are currently being developed at the Company's crystal manufacturing facility in Stillwater, Oklahoma. The InLight[trademark] dosimetry system and its components are manufactured by Matsushita Industrial Equipment Company under an exclusive agreement.

COMPETITION

     In the United States, Landauer competes against a number of dosimetry service providers. One of these providers, Global Dosimetry Solutions, Inc. (formerly ICN Worldwide Dosimetry Service), is a significant competitor with substantial resources. Other competitors tend to be smaller companies, many of which operate on a regional basis.

     Outside of the United States, radiation monitoring activities are conducted by a combination of private entities and government agencies. The Japanese market is served by the Company through its 50%-owned joint venture, Nagase-Landauer, Ltd.

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

     In the United States, most government agencies, such as the Department of Energy and Department of Defense, have their own in-house radiation monitoring services. Additionally, many nuclear power plants also have their own in-house radiation monitoring services.

     The Company competes on the basis of advanced technologies, competent execution of these technologies, the quality, reliability and price of its services, and its prompt and responsive performance.

     The Company's InLight[trademark] dosimetry system, while competitive with a number of systems offered by other companies, provides the only OSL-based radiation protection monitoring system available.

     Radon gas detection services represent a market where Landauer has many large and small competitors, many of whom use short-term charcoal detectors rather than the Company's alpha-track detectors.

     The HomeBuyer's Preferred[registered trademark] Radon Protection Plan represents a product sold exclusively to the corporate relocation market through firms providing relocation services and directly to corporate customers.

RESEARCH AND DEVELOPMENT

     Present research seeks to expand the use of OSL, particularly as it applies to radiation measurements in therapeutic and diagnostic radiology and nuclear medicine as well as environmental radiation dosimetry. The InLight dosimetry system recently released for commercial application will enable the Company's subsidiaries and other small and mid-sized dosimetry laboratories an economical approach to practice the OSL technology.

     The Company's technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. The development of OSL dosimetry, announced in 1994, was funded by the Company in its collaborative effort with Battelle Memorial Institute and Oklahoma State University. The Company commercialized this technology over the past five years and has converted nearly all of its customers to the new technology.

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

     The U.S. Postal Service has studied the feasibility of irradiating letters and packages to protect the public from exposure to certain biological compounds and determined that there are other more practical methods available to achieve the desired result. Irradiation would have an adverse affect on dosimeters sent through the U.S. mail. Accordingly, it is not currently expected that use of irradiation in connection with the mails will become widespread to the extent that it impacts the Company's ability to continue providing its service to customers that use the U.S. mails.

EMPLOYEES AND LABOR RELATIONS

     As of September 30, 2003, the Company employed approximately 425 full-time employees worldwide. Landauer believes its relations with its employees are good.


ITEM 2. PROPERTIES

     Landauer owns three adjacent buildings totaling approximately 60,000 square feet in Glenwood, Illinois, about 30 miles south of Chicago. The properties house the Company's administrative offices, laboratory, assembly and reading operations, and warehouse. The properties and equipment of the Company are in good condition and, in the opinion of management, are suitable and adequate for the Company's operations. The Company maintains a crystal growth facility in Stillwater, Oklahoma and maintains small offices and/or locations in Japan, the United Kingdom, Brazil, China, and France.

ITEM 3. LEGAL PROCEEDINGS

     At September 30, 2003, Landauer was involved in various legal proceedings, but believes that these matters will be resolved without a material effect on its liquidity, results of operation, or financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

Name of Officer          Age   Position
---------------          ---   --------

Brent A. Latta            60   President and Chief Executive Officer

James M. O'Connell        56   Vice President, Finance, Treasurer,
                               Secretary, and Chief Financial Officer

R. Craig Yoder            51   Senior Vice President,
                               Marketing and Technology

Joseph M. Zlotnicki(1)    47   Vice President - International

Robert M. Greaney         50   Vice President - Operations

  (1)  Resigned effective December 31, 2003.

     All of the Company's executive officers have been employed by the Company for more than ten years. Mr. Latta, who joined the Company in April 1987 as Vice President, had for more than five years previously been Vice President, Marketing of Sherwood Medical Company, a manufacturer and distributor of medical products. Prior to being elected President and Chief Executive Officer in 1998, Mr. Latta served as the Vice President of Marketing for the Company. Mr. O'Connell, prior to joining the Company in September 1990, served in various financial capacities in the telecommunications, manufacturing and financial services industries. Dr. Yoder was elected to his position after serving as the Company's Vice President of Operations since 1994 and Technology Manager since joining in 1983. Prior to joining the Company, he was a member of the senior technical staff at Pennsylvania Power and Light, and at Battelle Pacific Northwest Laboratory. Mr. Zlotnicki was elected to his position in 2000 and has served in such position until December 2003. For the previous ten years, Mr. Zlotnicki held various positions in Technology and Corporate Development. Prior to joining Landauer, Mr. Zlotnicki worked ten years for Amersham International. Mr. Greaney was elected to his position in February 2001. He has held positions of increasing responsibility involving operations and project management since joining the Company in 1973.

     There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

     The Company's Common Stock was traded on the American Stock Exchange from 1988 through January 14, 2002. The Company's Common Stock began trading on the New York Stock Exchange on January 15, 2002. A summary of market prices of the Company's Common Stock is set forth in the table on page 39 of this Annual Report on Form 10-K. On December 15, 2003, there were approximately 600 shareholders of record. The Company believes that there are approximately 2,000 beneficial owners of its Common Stock. There were no sales of unregistered securities during fiscal 2003.

     The Company has paid regular quarterly cash dividends since January 1990. The Company has also paid special cash dividends in 1990 and 1992. On November 14, 2003, the Company announced that it had increased the regular quarterly cash dividend by 7% to $0.40 per share for the first quarter of fiscal 2004. This increase represents an annual rate of $1.60 per share compared with $1.50 paid in fiscal 2003. A summary of cash dividends paid for the last two years is set forth in the table on page 39 of this Annual Report on Form 10-K.


ITEM 6. SELECTED FINANCIAL DATA

                   SIX YEAR SELECTED FINANCIAL DATA

                    LANDAUER, INC. AND SUBSIDIARIES


For the                 (Dollars in Thousands, Except Per Share Data)
years ended
September 30,        1998     1999    2000     2001    2002     2003
--------------------------  ------- -------  ------- -------  -------

Operating Results
  Net revenues. . .$42,692  $43,800 $47,174  $53,028 $58,608  $64,818
  Operating
    income. . . . . 18,732   14,756  19,316   21,874  24,399   23,857
  Net income. . . . 12,759    9,489  12,762   14,324  16,180   15,019
  Percent of
    net revenues. .  29.9%    21.7%   27.1%    27.0%   27.6%    23.2%
  Diluted net
    income per
    share . . . . .$  1.47  $  1.09 $  1.47  $  1.64 $  1.83  $  1.69
  Cash dividends
    per share . . .$  1.30  $  1.40 $  1.40  $  1.40 $  1.40  $  1.50

  Total assets. . .$46,337  $44,624 $47,061  $50,550 $60,257  $64,515

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 2003 COMPARED TO FISCAL 2002

     Net revenues for fiscal 2003 were $64,818,000, an increase of 10.6% compared with revenues of $58,608,000 reported for fiscal 2002. Revenue growth during fiscal 2003 was attributable to gains in pricing, unit volume and ancillary service fees for the Company's core domestic radiation monitoring business. Additionally, full-year consolidation of the operations of LCIE-Landauer, the Company's 51%-owned operating unit in France and the United Kingdom, and a weak U.S. dollar contributed to reported growth. LCIE-Landauer was included in consolidated operations for only the second half of 2002. Consolidated revenues, excluding LCIE-Landauer in 2003 and 2002, increased by $2.9 million, or 5.2%. The remaining growth for fiscal 2003 was primarily attributable to price as well as other factors including currency, volume, ancillary services, and product mix.

     During the second quarter of fiscal 2003, the Company reported a non-cash charge in the amount of $2,750,000, or $0.19 per diluted share (after income tax benefit of $1,092,000) to record the impairment in value of assets related to Landauer's Aurion service. Excluding the impairment charge, costs and expenses for fiscal 2003 grew at a slightly higher rate than revenues reflecting higher expenses for insurance and employee benefits, $1,138,000; full-year LCIE-Landauer operations, $2,185,000; a weaker U.S. dollar and higher research costs, $878,000; partially offset by lower incentive compensation costs, $1,303,000. Gross margins decreased from 65.1% in fiscal 2002 to 63.9% in fiscal 2003.

     Net other income was lower in fiscal 2002, a result of lower net investment income offset by improved earnings from Nagase-Landauer, Ltd., the Company's joint venture in Japan. Fiscal 2002 results reflect the recognition of a $786,000 gain, or $0.06 per diluted share (after income tax expense of $275,000) arising from the exchange of a portion of the U.K. business for controlling interest in LCIE-Landauer, the Company's operating unit in France and the United Kingdom. The effective tax rate for 2003 was 36.9% compared with 37.3% for 2002.

     As a result, net income for fiscal 2003 was $15,019,000 compared with $16,180,000 reported for fiscal 2002. Diluted earnings per share for fiscal 2003 were $1.69 compared with $1.83 reported a year ago.

FISCAL 2002 COMPARED TO FISCAL 2001

     Net revenues for fiscal 2002 were $58,608,000 compared with revenues of $53,028,000 reported for fiscal 2001, a gain of 10.5%. Revenue growth for fiscal 2002 reflected primarily higher pricing for dosimetry services, increased demand for ancillary products and the services this technology offers to customers, and account gains in key market segments. Also contributing to revenue growth, beginning in the second half of the fiscal year was the consolidation of the operations of LCIE-Landauer, the Company's 51%-owned operating unit in France and the United Kingdom. Consolidated revenues excluding LCIE-Landauer in 2002 increased by $3.4 million.

     Costs and expenses in fiscal 2002 grew at a slightly lower rate than revenues despite costs associated with the formation of LCIE Landauer, moving the Company's listing to the New York Stock Exchange, and ongoing investment in the development of new products and markets. Gross margins increased moderately from 64.7% in fiscal 2001 to 65.1% in fiscal 2002.

     Net other income was more than $1,100,000 greater than in fiscal 2001 reflecting the recognition of a $786,000 gain arising from the exchange of a portion of the Company's United Kingdom business for a controlling interest in LCIE-Landauer. Higher investment and joint venture income also contributed to the increase. The Company's effective tax rate was 37.3% for fiscal 2002, slightly higher than the fiscal 2001 rate of 36.5%.

     As a result, net income for fiscal 2002 increased $1,856,000 or 13%, to $16,180,000. Diluted earnings per share increased from $1.64 in fiscal 2001 to $1.83 in fiscal 2002. Excluding the $786,000 gain recognized on the formation of LCIE-Landauer net income for fiscal 2002 was $15,669,000 or $1.77 per diluted share, an increase of 9.4% compared with fiscal 2001.

     Certain reclassifications have been made in the financial statements for comparative purposes. These reclassifications have no effect on the results of operation or financial position.

FOURTH QUARTER RESULTS OF OPERATIONS

     Revenues in the fourth quarter of fiscal 2003 were 8.7% higher than reported in the same period in fiscal 2002. Revenue growth during the fourth quarter of fiscal 2003 was attributable to gains in pricing, unit volume and ancillary service fees for the Company's core domestic radiation monitoring business. A weak U.S. dollar also contributed to reported growth, particularly in France, the United Kingdom and Canada. Costs and expenses for the fourth quarter of fiscal 2003 were 11% higher than for the same period in fiscal 2002, primarily related to foreign currency, increased research activity, $505,000, and higher employee benefit costs, $364,000, offset by reduced incentive compensation expense, $575,000. The Company reported earnings of $4,352,000 compared with earnings of $4,173,000 in the fourth quarter of fiscal 2002. Earnings per diluted share for the quarter were $0.49 compared with $0.47 in the fourth quarter of fiscal 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

     Landauer's cash flows, as shown in the statement of cash flows, can differ from year to year as a result of the Company's operating, investing, and financing activities. Investments in short-term instruments with maturity of greater than three months are classified separately from cash and equivalents.

     Investing activities included acquisitions of property, plant and equipment (including amortizable dosimetry device components) and amounted to $4,715,000 and $4,656,000, respectively, in fiscal 2003 and 2002. Cash paid for income taxes was $8,501,000 in 2003 and $10,096,000 in fiscal 2002.

     At September 30, 2003, the Company had no significant long-term liabilities or future cash commitments, and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for fiscal 2004 are expected to amount to $7,000,000, principally for equipment and information technology infrastructure. The Company anticipates that funds for these capital improvements will be provided from operations.

     On April 2, 2002, the Company completed an agreement to merge its European operations with the radiation monitoring business operated by Laboratoire Central des Industries Electriques ("LCIE"). Under the terms of the acquisition agreements, LCIE may, in the fifth and sixth year of the venture, require Landauer to purchase its interest in LCIE-Landauer at estimated fair value based on a multiple of EBITDA for the trailing four quarters. Additionally, Landauer has the option to purchase LCIE's interest in the seventh year of the venture on the same terms as LCIE's "Put" option. A change in control provision, as defined, may accelerate the respective Put and Call options and provides for premiums and discounts in the event such options are exercised as the result of a change in control. The Company anticipates that the commitment to purchase the 49% minority interest position in LCIE- Landauer will be funded from operations and/or available credit facilities.

     The Company presently maintains bank lines of credit totaling $5,000,000. In the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

     Landauer requires limited working capital for its operations since many of its customers pay for annual services in advance. Such advance payments amounted to $12,464,000 and $11,885,000, respectively, as of September 30, 2003 and 2002, and are included in deferred contract revenue. While these amounts represent approximately one-half of current liabilities, such amounts generally do not represent a cash requirement.

     Landauer offers radiation monitoring services in the United Kingdom, Canada, Japan, Brazil, China, and France. The Company's operations in these markets do not depend on significant capital resources.

     The Company is exposed to market risk, including changes in foreign currency exchange rates and interest rates. As discussed in Note 1, "Summary of Significant Accounting Policies" to the consolidated financial statements, the financial statements of the Company's non-U.S. subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the functional currency. The market risk associated with foreign currency exchange rates is not material in relation to the Company's financial position, results of operations, or cash flows. The Company does not have any significant trade accounts receivable, trade accounts payable, commitments or borrowings in a currency other than that of the reporting units' functional currencies. As such, the Company does not use derivative financial instruments to manage the exposure in its non-U.S. operations.

NEW ACCOUNTING PRONOUNCEMENTS

     On October 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 which requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. For acquisitions completed prior to June 30, 2001, the amortization of goodwill and certain intangible assets has ceased beginning in fiscal year 2002. The Company did not recognize goodwill amortization expense in fiscal 2003 or 2002. Goodwill amortization expense aggregated $190,000 in fiscal 2001. Diluted EPS increased by approximately $0.02 in both fiscal 2003 and 2002 due to the reduction in amortization expense. As a result of applying the impairment provisions of SFAS No. 142, no impairment loss was indicated. Goodwill and other intangible assets at September 30, 2003 consisted of the following:

                                                Accmu-
                                                lated
                                     Gross      Amorti-      Net
(Dollars in Thousands)               Amount     zation      Amount
----------------------               -------    -------     -------

Intangible assets continuing
  to be amortized:

Customer lists. . . . . . . . . . .  $ 2,682    $   564     $ 2,118
  (useful life of 10 years)
Licenses & patents. . . . . . . . .      508        254         254
  (useful life of 10-15 years)
Other intangibles . . . . . . . . .      706        279         427
                                     -------    -------     -------
    Total . . . . . . . . . . . . .  $ 3,896    $ 1,097     $ 2,799
                                     =======    =======     =======

Goodwill no longer being amortized.                         $ 5,257
Total goodwill & other intangible
  assets. . . . . . . . . . . . . .                         $ 8,056
                                                            =======

     Estimated annual aggregate amortization expense related to these intangible assets will be approximately $355,000 for each of the next five years.

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The adoption of FIN 45 did not have a material affect on the financial position or the results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company implemented the required disclosure provisions in the quarter ended March 31, 2003. The adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows as the Company did not make the voluntary change to the fair value method of accounting for stock-based compensation.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin ("ARB") No. 51," ("FIN 46"). FIN 46 clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to existing variable interest entities in the interim period beginning after June 15, 2003. The Company believes it has no material interests in variable interest entities that will require disclosure or consolidation under FIN 46.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of
Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. The implementation of SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30. The Company has reviewed SFAS No. 149 and believes that the adoption of SFAS No. 149 did not have a material impact on our financial position or results of operations.

     In May 2003, SFAS issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which changes the accounting for mandatorily redeemable shares, put options, forward purchase contracts and obligations that have a specific expiration or settlement date and that can be settled with shares. SFAS
No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company does not have any interest in such instruments, the adoption of this statement did not have a material impact upon its consolidated financial statements.

INFLATION

     The Company strives to reflect the inflationary impact of materials, labor and other operating costs and expenses in its prices. The market for the services that the Company offers, however, is highly competitive, and in some cases has limited the ability of the Company to offset inflationary cost increases.

FORWARD LOOKING STATEMENTS

     Certain matters contained in this report are forward-looking statements, including, without limitation, statements concerning the development and introduction of new technologies, the adaptability of OSL to new platforms and new formats (such as InLight[trademark]), the usefulness of older technologies, the cost associated with the Company's business development and research efforts, the anticipated results of the Company, the Company's business plans, foreign exchange risks, government regulations, changes in postal and delivery practices, the Company's market position, the risks of conducting business internationally, other anticipated financial events, the effects of changing economic and competitive conditions, and pending accounting announcements. Such assumptions may not materialize to the extent assumed, and such risks and uncertainties may cause actual results to differ from anticipated results. Such risks and uncertainties may also result in changes to the Company's business plan and prospects and could create the need from time to time to write down the value of the assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth below under "Significant Risk Factors" and information contained in the Company's reports filed from time to time with the Securities and Exchange Commission ("SEC").

CRITICAL ACCOUNTING POLICIES

     The SEC issued statements regarding disclosure by companies within their management's discussion and analysis of financial condition and results of operations. In those statements, the SEC encouraged companies to identify critical accounting policies. Critical accounting policies are those that are most important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In response to the SEC statements, management has identified the following critical accounting policies used in the preparation of our financial statements and accompanying notes.

REVENUE RECOGNITION AND DEFERRED CONTRACT REVENUE

     The Company recognizes revenues and the related costs for its services in the periods for which such services are provided. Many customers pay for these services in advance. The amounts recorded as deferred contract revenue in the consolidated balance sheet represent customer deposits invoiced in advance during the preceding twelve months for services rendered over the succeeding twelve months, and are net of services rendered through the respective consolidated balance sheet date. Such advance billings amounted to $12,464,000 and $11,885,000, respectively, as of September 30, 2003 and September 30, 2002, are included in deferred contract revenue, and are stated net of services rendered through the respective consolidated balance sheet dates. Management believes that the amount of deferred revenue shown at the respective consolidated balance sheet dates fairly represents the level of business activity it expects to conduct with customers invoiced under this arrangement.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Management judgments and estimates are utilized in connection with establishing an allowance for the possibility that portions of the Company's accounts receivable balances may become uncollectible. Specifically, management analyzes accounts in relation to receivable aging trends, economic factors, and changes in customer payment history in establishing this allowance. Accounts receivable reduced by this allowance of $583,000 as of September 30, 2003 and $482,000 as of September 30, 2002, amounted to $13,770,000 and $13,620,000, respectively, as of September 30, 2003 and September 30, 2002.

PROPERTY, PLANT & EQUIPMENT

     Plant and equipment (including dosimetry badges and software) are recorded at cost and are depreciated/amortized on a straight-line basis over the estimated useful lives, which are primarily thirty years for buildings and three to eight years for equipment. Landauer assesses the carrying value of its property, plant and equipment and the remaining useful lives whenever events or circumstances indicate the carrying value may not be recoverable or the estimated useful life may no longer be appropriate. Factors considered important which could trigger this review included competitive conditions, government regulations and technological changes. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized. Landauer capitalizes internal software costs in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company's intangible assets are comprised of goodwill, purchased customer lists, licenses and patents. On October 1, 2001, the Company adopted SFAS No. 142 which requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. For acquisitions completed prior to June 30, 2001, the amortization of goodwill and certain intangible assets has ceased beginning in fiscal year 2002. Under SFAS No. 142, the impairment review of goodwill and other intangible assets that are not being amortized must be based generally on fair values. As a result of applying the impairment provisions of SFAS No. 142, no impairment loss was required. Purchased customer lists are recorded at cost and are amortized on a straight-line basis over the estimated useful lives, which are primarily ten years. Patents and licenses are also recorded at cost and are amortized on a straight-line basis over their useful lives, which range from 10 to 15 years. Other assets are reviewed for impairment whenever circumstances indicate that an impairment may exist. Such review is based on estimates of future undiscounted cash flows and an assessment of fair value based on discounted cash flows or other indicators of fair market value.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SIGNIFICANT RISK FACTORS

     The Company's business and operations are subject to certain risks and uncertainties, including:

FOREIGN CURRENCY EXCHANGE AND INTEREST RATE RISKS

     The Company is exposed to market risk, including changes in foreign currency exchange rates and interest rates. As discussed in Note 1 to the financial statements in this Annual Report on Form 10-K, "Summary of Significant Accounting Policies" to the consolidated financial statements, the financial statements of the Company's non-U.S. subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the functional currency. To date, the market risk associated with foreign currency exchange rates has not been material in relation to the Company's financial position, results of operations, or cash flows. These risks could increase, however, as the Company expands in international markets. The Company does not have any significant trade accounts receivable, trade accounts payable, commitments or borrowings in a currency other than that of the reporting units' functional currencies. As such, the Company does not currently use derivative financial instruments to manage the exposure in its non-U.S. operations.

RELIANCE UPON SINGLE MANUFACTURING FACILITY

     Landauer, Inc. conducts its primary manufacturing and laboratory processing operations from a single facility in Glenwood, IL. In addition, the Company performs significant functions for some of its international joint ventures from the Glenwood facility. If the Company were to lose availability of its primary facility due to fire, natural disaster or other disruptions, the Company's operations could be significantly impaired. Although the Company maintains business interruption insurance, there can be no assurance that the proceeds of such insurance would be sufficient to offset any loss the Company might incur or that the Company would be able to retain its customer base if operations were so disrupted.

SINGLE SOURCE FOR CRYSTAL MATERIALS

     Crystal material is a key component in Landauer's OSL technology. The Company operates a single crystal manufacturing facility in Stillwater, Oklahoma that currently supplies all crystal material used by the Company. If the Company were to lose availability of its Stillwater facility due to a fire, natural disaster or other disruptions, such loss could have a material adverse effect on the Company and its operations. Prior to acquiring the Stillwater facility, the Company purchased the majority of its raw crystal material from one external source. There can be no assurance that the Company could secure additional crystal raw materials from external sources in the event of a disruption at the Stillwater facility.

TECHNOLOGY

     Landauer's technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. The development and introduction of new technologies, the adaptability of OSL to new platforms and new formats, the usefulness of older technologies as well as the introduction of new technologies by the competition present various risks to the Company's business. The failure or lack of market acceptance of a new technology or the inability to respond to market requirements for new technology could adversely affect the Company's operations or reputation with customers. The cancellation of technology projects or the cessation of use of an existing technology can result in impairments and charges to the Company's earnings. In the normal course of its business, Landauer must record and process significant amounts of data quickly and accurately and relies on various computer and telecommunications equipment and software systems. Any failure of such equipment or systems could adversely affect the Company's operations.

INTERNATIONAL OPERATIONS POSE RISKS

     Landauer conducts business in numerous international markets such as Japan, France, the United Kingdom, Brazil, Canada, China, and others. Foreign operations are subject to a number of special risks, including among others, currency exchange rate fluctuations; disruption in relations; political and economic unrest; trade barriers; exchange controls; expropriation; and changes in laws and policies, including those governing foreign owned operations.

GOVERNMENT REGULATIONS

     Regulation, present and future, is a constant factor affecting the Company's business. The radiation monitoring industry is subject to federal and state governmental regulation. Unknown matters, new laws and regulations, or stricter interpretations of existing law or regulations may materially affect Landauer's business or operations in the future and/or could increase the cost of compliance.

COMPETITION

     The Company competes on the basis of advanced technologies, competent execution of these technologies, the quality, reliability and price of its services and its prompt and responsive performance. In much of the world, radiation monitoring activities are conducted by a combination of private entities and governmental agencies. The Company's primary competitor in the United States is large and has substantial resources. This entity recently came under new ownership and the Company is currently evaluating the impact, if any, of the change in ownership on this competitor. The Company also faces competitive pressures from a number of smaller competitors.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                      CONSOLIDATED BALANCE SHEETS

                     LANDAUER, INC. & SUBSIDIARIES



                                              (Dollars in Thousands)
As of September 30,                     Notes     2003       2002
-------------------                     -----   --------   --------

ASSETS

Current assets:
  Cash and cash equivalents . . . .         1   $ 10,572   $  7,627
  Short-term investments. . . . . .         1        440        317
  Receivables, net of allowance
    for doubtful accounts of $583
    in 2003 and $482 in 2002. . . .               13,770     13,620
  Inventories . . . . . . . . . . .         1      3,513      2,135
  Prepaid expenses. . . . . . . . .                  967        773
  Prepaid income taxes. . . . . . .     1 & 5      1,687      2,358
  Deferred income taxes . . . . . .                  289      --
                                                --------   --------
Current assets. . . . . . . . . . .               31,238     26,830
                                                --------   --------

Property, plant and equipment,
 at cost:                                   1
  Land and improvements . . . . . .                  634        538
  Buildings and improvements. . . .                4,082      3,768
  Equipment . . . . . . . . . . . .               34,221     33,198
                                                --------   --------
                                                  38,937     37,504
    Less: accumulated depreciation
      and amortization. . . . . . .               21,711     19,325
                                                --------   --------

Net property, plant and equipment .               17,226     18,179
                                                --------   --------

Equity in joint venture . . . . . .         3      3,402      2,806
Goodwill and other intangible assets,
  net of amortization . . . . . . .     1 & 4      8,056      8,601
Dosimetry devices, net of
  amortization. . . . . . . . . . .                4,121      3,546
Other assets. . . . . . . . . . . .                  195        295
                                                --------   --------

ASSETS. . . . . . . . . . . . . . .             $ 64,238   $ 60,257
                                                ========   ========

                     LANDAUER, INC. & SUBSIDIARIES



                                              (Dollars in Thousands)
As of September 30,                     Notes     2003       2002
-------------------                     -----   --------   --------

LIABILITIES AND
  STOCKHOLDERS' INVESTMENT

Current liabilities:
  Accounts payable. . . . . . . . .             $  1,548   $  1,789
  Dividends payable . . . . . . . .                3,316      3,071
  Deferred contract revenue . . . .         1     12,464     11,885
  Accrued compensation and
    related costs . . . . . . . . .                1,459      2,505
  Accrued pension costs . . . . . .         8      2,675      1,922
  Accrued taxes on income . . . . .     1 & 5        507      1,753
  Other accrued expenses. . . . . .                2,860      2,264
                                                --------   --------
Current liabilities . . . . . . . .               24,829     25,189
                                                --------   --------

Minority interest . . . . . . . . .                  984        462
Commitments and contingencies . . .     6 & 9      --         --

STOCKHOLDERS' INVESTMENT. . . . . .    7 & 10
Preferred stock, $.10 par value,
  authorized 1,000,000 shares;
  none issued . . . . . . . . . . .                --         --
Common stock, $.10 par value
  authorized 20,000,000 shares;
  8,843,723 and 8,755,337 issued
  and outstanding, respectively
  in 2003 and 2002. . . . . . . . .                  884        878
Premium paid in on common stock . .               12,207     10,946
Cumulative translation adjustments.                 (100)      (855)
Retained earnings . . . . . . . . .               25,434     23,637
                                                --------   --------
Stockholders' investment. . . . . .               38,425     34,606
                                                --------   --------
LIABILITIES AND
  STOCKHOLDERS' INVESTMENT. . . . .             $ 64,238   $ 60,257
                                                ========   ========




















              The accompanying notes are an integral part
                    of these financial statements.

                   CONSOLIDATED STATEMENTS OF INCOME

                     LANDAUER, INC. & SUBSIDIARIES



                                          (Dollars in thousands,
For the years ended                         except per share)
September 30,                 Notes     2003      2002       2001
-------------------           -----   --------  --------   --------

Net revenues. . . . . . . . .         $ 64,818  $ 58,608   $ 53,028

Costs and expenses
  Cost of sales . . . . . . .           23,403    20,462     18,716
  Selling, general, and
    administrative. . . . . .     1     14,808    13,747     12,438
  Impairment in value
    of assets . . . . . . . .    11      2,750     --         --
                                      --------  --------   --------
                                        40,961    34,209     31,154
                                      --------  --------   --------

Operating income. . . . . . .           23,857    24,399     21,874
Equity in income of
  joint venture . . . . . . .     3        867       735        502
Other income. . . . . . . . .              176     1,137        256
                                      --------  --------   --------

Income before taxes . . . . .           24,900    26,271     22,632
Income taxes. . . . . . . . . 1 & 5     (9,193)   (9,811)    (8,269)
                                      --------  --------   --------

Income before minority
  interest. . . . . . . . . .           15,707    16,460     14,363
Minority interest . . . . . .             (688)     (280)       (39)
                                      --------  --------   --------

Net income. . . . . . . . . .         $ 15,019  $ 16,180   $ 14,324
                                      ========  ========   ========

Net income per share:             2
  Basic . . . . . . . . . . .         $   1.71  $   1.85   $   1.65
  Diluted . . . . . . . . . .         $   1.69  $   1.83   $   1.64
                                      ========  ========   ========






















              The accompanying notes are an integral part
                    of these financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT AND COMPREHENSIVE INCOME

                                        LANDAUER, INC. & SUBSIDIARIES
                                                                                  (Dollars in Thousands)

                                              Premium
                                              Paid                                  Total
                                              in on       Cumulative                Stock-     Compre-
                                    Common    Common      Translation   Retained   holders'    hensive
                                    Stock     Stock       Adjustments   Earnings  Investment   Income
                                   --------   --------    -----------   --------  ----------   --------
Balance September 30, 2000. . . .  $    866   $  8,752      $   (372)   $ 17,572   $ 26,818

Options exercised . . . . . . . .         7      1,124         --          --         1,131
Net income. . . . . . . . . . . .     --         --            --         14,324     14,324    $ 14,324
Foreign currency translation
  adjustment. . . . . . . . . . .     --         --             (454)      --          (454)       (454)
Dividends . . . . . . . . . . . .     --         --            --        (12,176)   (12,176)      --
                                   --------   --------      --------    --------   --------    --------
Comprehensive income. . . . . . .                                                              $ 13,870
                                                                                               ========

Balance September 30, 2001. . . .  $    873   $  9,876      $   (826)   $ 19,720   $ 29,643

Options exercised . . . . . . . .         5      1,070         --          --         1,075
Net income. . . . . . . . . . . .     --         --            --         16,180     16,180    $ 16,180
Foreign currency translation
  adjustment. . . . . . . . . . .     --         --              (29)      --           (29)        (29)
Dividends . . . . . . . . . . . .     --         --            --        (12,263)   (12,263)      --
                                   --------   --------      --------    --------   --------    --------
Comprehensive income. . . . . . .                                                              $ 16,151
                                                                                               ========
Balance September 30, 2002. . . .  $    878   $ 10,946      $   (855)   $ 23,637   $ 34,606

Options exercised . . . . . . . .         6      1,261         --          --         1,267
Net income. . . . . . . . . . . .     --         --            --         15,019     15,019    $ 15,019
Foreign currency translation
  adjustment. . . . . . . . . . .     --         --              755       --           755         755
Dividends . . . . . . . . . . . .     --         --            --        (13,222)   (13,222)      --
                                   --------   --------      --------    --------   --------    --------
Comprehensive income. . . . . . .                                                              $ 15,774
                                                                                               ========

Balance September 30, 2003. . . .  $    884   $ 12,207      $   (100)   $ 25,434   $ 38,425
                                   ========   ========      ========    ========   ========

                 The accompanying notes are an integral part of these financial statements.

                                                     18

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                     LANDAUER, INC. & SUBSIDIARIES



                                         (dollars in thousands)
For the years ended September 30,       2003      2002       2001
---------------------------------     --------  --------   --------

Cash flow from operating activities:
  Net income. . . . . . . . . . . . . $ 15,019  $ 16,180   $ 14,324

  Non-cash expenses, revenues,
   and gains reported in income:
    Asset impairment charge . . . . .    2,750     --         --
    Non-cash gain from exchange
      of assets . . . . . . . . . . .    --         (786)     --
    Depreciation and amortization . .    5,057     4,370      4,475
    Equity in income of joint
      venture . . . . . . . . . . . .     (867)     (735)      (502)
    Compensatory effect of stock
      options . . . . . . . . . . . .    1,267     1,075      1,130
    Deferred income taxes . . . . . .   (1,748)    1,216       (291)
                                      --------  --------   --------
                                         6,459     5,140      4,812
                                      --------  --------   --------

    Net increase in other
      current assets. . . . . . . . .   (1,420)   (4,703)      (529)
    Net increase in
      current liabilities . . . . . .      721     2,660        853
    Net increase in net long-term
      assets. . . . . . . . . . . . .     (677)   (1,763)    (1,680)
                                      --------  --------   --------
                                        (1,376)   (3,806)    (1,356)
                                      --------  --------   --------
    Net cash generated from
      operating activities. . . . . .   20,102    17,514     17,780

Cash flow from investing activities:
  Investment in subsidiary. . . . . .    --         (877)     --
  Acquisition of property, plant
   and equipment. . . . . . . . . . .   (4,715)   (4,656)    (3,219)
                                      --------  --------   --------
    Net cash used by
      investing activities. . . . . .   (4,715)   (5,533)    (3,219)
                                      --------  --------   --------

Cash flow from financing activities:
  Dividend received from foreign
   affiliate. . . . . . . . . . . . .      535       334      1,645
  Advance from joint venture
   partner. . . . . . . . . . . . . .    --          504      --
  Dividends paid. . . . . . . . . . .  (12,977)  (12,247)   (12,152)
                                      --------  --------   --------
    Net cash used by
      financing activities. . . . . .  (12,442)  (11,409)   (10,507)
                                      --------  --------   --------
Net increase in cash. . . . . . . . .    2,945       572      4,054
Opening balance -
  cash and cash equivalents . . . . .    7,627     7,055      3,001
                                      --------  --------   --------
Ending balance -
  cash and cash equivalents . . . . . $ 10,572  $  7,627   $  7,055
                                      ========  ========   ========

                     LANDAUER, INC. & SUBSIDIARIES



                                         (dollars in thousands)
For the years ended September 30,       2003      2002       2001
---------------------------------     --------  --------   --------

Supplemental Disclosure of
 Cash Flow Information:

  Cash paid for income taxes. . . . . $  8,501  $ 10,096   $  7,127
                                      ========  ========   ========


Supplemental Non-cash Investing
 and Financing Information:

  Dividend declared . . . . . . . . . $  3,316  $  3,071   $  3,055
                                      ========  ========   ========













































              The accompanying notes are an integral part
                    of these financial statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    LANDAUER, INC. AND SUBSIDIARIES


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Landauer, Inc.; HomeBuyer's Preferred, Inc., its wholly-owned subsidiary; SAPRA-Landauer, Ltda., its 75%-owned subsidiary; Beijing Landauer Radiation Monitoring Technology Co., Ltd., its 70%-owned subsidiary; and LCIE-Landauer, Ltd., its 51% owned subsidiary, ("Landauer" or the "Company"). Nagase-Landauer, Ltd. (50%-owned) is a Japanese corporation that is accounted for on the equity basis. All material intercompany transactions have been eliminated.

     The cost of purchased businesses included in the accompanying consolidated financial statements exceeded the fair value of net tangible and identifiable intangible assets at the date of acquisition in the amount of $8,519,000. As of September 30, 2003 and 2002, accumulated amortization was $3,263,000 and $3,249,000, respectively. On October 1, 2001 the Company adopted SFAS No. 142 which requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. For acquisitions completed before June 30, 2001, the amortization of goodwill and certain intangible assets has ceased beginning in fiscal year 2002. Accordingly, the Company did not recognize goodwill amortization expense in fiscal 2003 or fiscal 2002. Goodwill amortization expense aggregated $190,000 in fiscal 2001. Diluted earnings per share
(EPS) increased by approximately $0.02 in 2003 and 2002 due to the reduction in amortization expense. As a result of applying the impairment provisions of SFAS No. 142, no impairment loss was indicated in the value of goodwill.

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

RESEARCH AND DEVELOPMENT

     The cost of research and development programs is charged to selling, general and administrative expense as incurred and amounted to approximately $1,819,000 in 2003, $941,000 in 2002 and $694,000 in 2001.
Research and development costs include salaries and allocated employee benefits, third party research contracts, depreciation and supplies.

DEPRECIATION, AMORTIZATION AND MAINTENANCE

     Plant and equipment are depreciated on a straight-line basis over their estimated useful lives, which are primarily thirty years for buildings and three to eight years for equipment. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized. Dosimetry devices (principally badges) and software are amortized on a straight-line basis over their estimated lives, which are three to five years.

ADVERTISING

     The Company expenses the costs of advertising as incurred.
Advertising expense amounted to $345,000 in fiscal 2003, $473,000 in fiscal 2002 and $441,000 in fiscal 2001.

INCOME TAXES

     Landauer files income tax returns in the jurisdictions in which it operates. For financial statement purposes, provisions for federal and state income taxes have been computed in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

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

2.   INCOME PER COMMON SHARE

     Earnings per share (EPS) computations have been made in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock that would have been outstanding assuming dilution during each year.

     Following is a table that shows the weighted average number of shares of common stock for the years ended September 30:

     (Amounts in Thousands)             2003      2002       2001
     ----------------------           --------  --------   --------
     Weighted average number
       of shares of common
       stock outstanding. . . . . . .    8,808     8,756      8,693
     Options issued to executive. . .       83        99         54
                                      --------  --------   --------
     Weighted average number of
       shares of common
       stock assuming dilution. . . .    8,891     8,855      8,747
                                      ========  ========   ========

     Following is a table that provides net income and earnings per share for the years ended September 30:

     (Dollars in Thousands,
     Except Per Share)                  2003      2002       2001
     ----------------------           --------  --------   --------
     Net income . . . . . . . . . . . $ 15,019  $ 16,180   $ 14,324
     Basic EPS. . . . . . . . . . . . $   1.71  $   1.85   $   1.65
     Diluted EPS. . . . . . . . . . . $   1.69  $   1.83   $   1.64
                                      ========  ========   ========

3.   EQUITY IN JOINT VENTURE

     Landauer's 50% interest in the common stock of Nagase-Landauer, Ltd., a Japanese corporation located in Tokyo and engaged in providing radiation monitoring services in Japan, is accounted for on the equity basis. The related equity in earnings of this joint venture is included in its own caption in the accompanying Statements of Income.

     Condensed unaudited results of operations for Nagase-Landauer, Ltd. for the years ended September 30, are as follows, converted into U.S. dollars at the then-current rate of exchange:

     (Dollars in Thousands)             2003      2002       2001
     ----------------------           --------  --------   --------
     Revenues . . . . . . . . . . . . $ 14,227  $ 12,790   $ 12,169
     Income before income taxes . . .    3,218     2,642      1,728
     Net Income . . . . . . . . . . .    1,734     1,470      1,005
                                      --------  --------   --------
     Average exchange rate (Yen/$). .    118.9     125.9      119.4
                                      ========  ========   ========

     Condensed unaudited balance sheets for the years ended September 30, 2003 and 2002 are as follows:

     (Dollars in Thousands)             2003      2002
     ----------------------           --------  --------
     Current assets . . . . . . . . . $ 11,179  $  9,685
     Other assets . . . . . . . . . .    1,806     1,943
                                      --------  --------
     Total assets . . . . . . . . . . $ 12,985  $ 11,628
                                      ========  ========

     Liabilities. . . . . . . . . . . $  6,181  $  6,016
     Stockholders' investment . . . .    6,804     5,612
                                      --------  --------
     Total liabilities and
       stockholders' investment . . . $ 12,985  $ 11,628
                                      ========  ========


4.   GOODWILL AND OTHER INTANGIBLE ASSETS

     On October 1, 2001 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. SFAS No. 142 requires transitional disclosure of what reported income before extraordinary items and net income would have been in all periods presented, exclusive of amortization expense recognized in those periods related to goodwill and intangible assets that are no longer being amortized. Similarly, adjusted per-share amounts also are required to be disclosed for all periods presented.

     The amortization expense and net income of the Company for 2003 and the prior two years are shown in the table below.

     (Dollars in Thousands)             2003      2002       2001
     ----------------------           --------  --------   --------

     Reported net income. . . . . . . $ 15,019  $ 16,180   $ 14,324
     Add goodwill amortization. . . .    --        --           131
                                      --------  --------   --------
     Adjusted net income. . . . . . . $ 15,019  $ 16,180   $ 14,455
                                      ========  ========   ========

     Reported EPS - basic . . . . . . $   1.71  $   1.85   $   1.65
     Add goodwill amortization. . . .    --        --          0.02
                                      --------  --------   --------
     Adjusted EPS - basic . . . . . . $   1.71  $   1.85   $   1.67
                                      ========  ========   ========

     Reported EPS - diluted . . . . . $   1.69  $   1.83   $   1.64
     Add goodwill amortization. . . .    --        --          0.02
                                      --------  --------   --------
     Adjusted EPS - diluted . . . . . $   1.69  $   1.83   $   1.66
                                      ========  ========   ========


     The components of goodwill and other intangible assets for the years ended September 30, 2003 and 2002 are as follows:

     (Dollars in Thousands)             2003      2002
     ----------------------           --------  --------

     Goodwill (No longer amortized) . $  5,257  $  5,181
     Customer list, net of
       amortization (Useful life
       of 10 years) . . . . . . . . .    2,118     2,381
     Licenses and patents, net of
       amortization (Useful life
       of 10-15 years). . . . . . . .      254       593
     Other intangibles, net of
       amortization (Useful life of
       10 years). . . . . . . . . . .      427       446
                                      --------  --------
         Total. . . . . . . . . . . . $  8,056  $  8,601
                                      ========  ========

     The intangible asset amounts noted above are presented net of accumulated amortization of $4,359,000 at September 30, 2003 and $3,990,000 at September 30, 2002. Amortization of intangible assets was $384,000, $271,000, and $558,000 for the years ended September 30, 2003, 2002 and 2001, respectively. Estimated annual aggregate amortization expense related to intangible assets will be approximately $355,000 for each of the next five years.

     On April 2, 2002, the Company completed an agreement to merge its European operations with Laboratoire Central des Industries Electriques ("LCIE"), a wholly-owned subsidiary of Bureau Veritas, a professional services company involved in quality, health and safety, and environmental management. Under the agreement, Landauer exchanged its United Kingdom radiation monitoring business with annual revenues of approximately $1,500,000 and its technologies for a 51% controlling interest in the new company named LCIE-Landauer, Ltd. LCIE contributed its radiation monitoring business that has current annual revenues of more than $3,000,000, in France. The Company recognized a gain of $786,000 in fiscal 2002 arising from this transaction. LCIE-Landauer has its headquarters and laboratory at the current LCIE location in Fontenay-aux-Roses, a Paris suburb, and will continue to serve United Kingdom customers from Oxford, England. Additionally, as part of the formation of the new entity, LCIE-Landauer purchased the Philips France radiation monitoring business for $877,000. This Philips business unit had annual revenues of approximately $800,000 in 2001. Total consideration for these acquisitions aggregated approximately $2,000,000, which was allocated principally to working capital and customer list. The $1,681,000 allocated to customer list is amortized over 10 years. The Company had payables due to Bureau Veritas in the amounts of $387,000 and $504,000 for years ended September 30, 2003 and 2002, respectively.

5.   INCOME TAXES

     The components of the provision for income taxes for the years ended September 30, 2003, 2002 and 2001 are as follows:

                                                  2003
                                     ------------------------------
     (Dollars in Thousands)           Current   Deferred    Total
     ----------------------           --------  --------   --------
     Federal. . . . . . . . . . . . . $  9,120  $ (1,457)  $  7,663
     State. . . . . . . . . . . . . .    1,821      (291)     1,530
                                      --------  --------   --------
     Total. . . . . . . . . . . . . . $ 10,941  $ (1,748)  $  9,193
                                      ========  ========   ========

                                                  2002
                                     ------------------------------
                                      Current   Deferred    Total
                                      --------  --------   --------
     Federal. . . . . . . . . . . . . $  7,014  $    992   $  8,006
     State. . . . . . . . . . . . . .    1,581       224      1,805
                                      --------  --------   --------
     Total. . . . . . . . . . . . . . $  8,595  $  1,216   $  9,811
                                      ========  ========   ========

                                                  2001
                                     ------------------------------
                                      Current   Deferred    Total
                                      --------  --------   --------
     Federal. . . . . . . . . . . . . $  6,766  $   (230)  $  6,536
     State. . . . . . . . . . . . . .    1,794       (61)     1,733
                                      --------  --------   --------
     Total. . . . . . . . . . . . . . $  8,560  $   (291)  $  8,269
                                      ========  ========   ========


     The provision for taxes on income in each period differs from that which would be computed by applying the statutory U.S. federal income tax rate to the income before taxes. The following is a summary of the major items affecting the provision:

     (Dollars in Thousands)             2003      2002       2001
     ----------------------           --------  --------   --------
     Statutory federal income
       tax rate . . . . . . . . . . .      35%       35%        35%
     Computed tax provision
       statutory rate . . . . . . . . $  8,715  $  9,195   $  7,921
     Increases (decreases)
       Resulting from:
         State income tax provision,
         Net of federal benefit . . .      959     1,173      1,126
         Other. . . . . . . . . . . .     (481)     (557)      (778)
                                      --------  --------   --------
     Income tax provision
       in the statement of income . . $  9,193  $  9,811   $  8,269
                                      ========  ========   ========

     The Company has adopted SFAS No. 109, "Accounting For Income Taxes." Accordingly, the Company recognizes certain income and expense items in different years for financial and tax reporting purposes. These temporary differences are primarily attributable to (a) utilization of accelerated depreciation methods for tax purposes, (b) amortization of badge holder and software development costs, (c) limitations on deductibility of pension costs, (d) accrued benefit claims, vacation pay, and other compensation-related costs, and (e) reserves for obsolete inventory.

     Significant components of deferred taxes are as follows:

     (Dollars in Thousands)             2003      2002
     ----------------------           --------  --------
     Deferred tax assets:
       Badge holder amortization. . . $  1,421  $    667
       Pension accrual. . . . . . . .    1,273       896
       Compensation expense . . . . .      455       459
       Inventory reserve. . . . . . .      146       209
       Other. . . . . . . . . . . . .    1,192       485
                                      --------  --------
           Total. . . . . . . . . . . $  4,487  $  2,716
                                      ========  ========

     Deferred tax liabilities:
       Depreciation . . . . . . . . . $    320  $    964
       Software development . . . . .    3,878     3,212
                                      --------  --------
          Total . . . . . . . . . . . $  4,198  $  4,176
                                      ========  ========

6.   LINE OF CREDIT

     The Company maintains an external source of liquidity in the form of a $5,000,000 unsecured line of credit maturing September 30, 2004. The credit facility contains covenants for net worth and debt to equity ratios. Draws hereunder bear interest at the one-month LIBOR rate plus 2%. There was no outstanding liability as of the balance sheet dates, and the Company is in compliance with these covenants.

7.   CAPITAL STOCK

     Landauer has two classes of capital stock, preferred and common, with a par value of $.10 per share for each class. As of September 30, 2003 and 2002 there were 8,843,723 and 8,775,337 shares of common stock issued and outstanding (20,000,000 shares are authorized), respectively. There are no shares of preferred stock issued (1,000,000 shares are authorized). Cash dividends of $1.50 per share were paid in fiscal 2003. At September 30, 2003, there were accrued and unpaid dividends of $3,316,000.

     Landauer has reserved 1,450,000 shares of common stock for grants under its stock bonus and option plans. Recipients of grants or options must execute a standard form of noncompetition agreement. As of September 30, 2003, there have been no bonus shares issued.

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

     The following table sets forth the status of these plans at September 30, 2003 and 2002 in accordance with SFAS Nos. 87 and 132:

                                                 Other Retirements
                                  Pension            Benefits
                           -------------------  -------------------
                              2003      2002     2003        2002
                            --------  --------  --------   --------
Change in benefit obligation:
  Benefit obligation at
    beginning of year . .   $ 11,917  $  9,410  $    984  $     813
  Service cost. . . . . .        862       564        85         72
  Interest cost . . . . .        904       702        65         60
  Amendments. . . . . . .      1,567     --        --         --
  Actuarial loss. . . . .      1,415     1,511        46         77
  Benefits paid . . . . .       (275)     (270)      (32)       (38)
                            --------  --------  --------   --------
Benefit obligation at
  end of period . . . . .   $ 16,390  $ 11,917  $  1,148   $    984
                            ========  ========  ========   ========
Change in plan assets:
  Fair value of assets at
    beginning of year . .   $  6,959  $  7,185  $  --      $  --
  Actual return on
    plan assets . . . . .        677      (447)    --         --
  Employer contribution .        664       491        32         39
  Benefits paid . . . . .       (275)     (270)      (32)       (39)
                            --------  --------  --------   --------
  Fair value of assets at
    end of period . . . .   $  8,025  $  6,959  $  --      $  --
                            ========  ========  ========   ========
Reconciliation of
 funded status:
  Funded status . . . . .   $ (8,365) $ (4,958) $ (1,148)  $   (984)
  Unrecognized transition
    obligation (asset). .        (25)      (31)      204        227
  Unrecognized prior
    service cost. . . . .      1,544       132        51         69
  Unrecognized net
    actuarial (gain) loss      4,039     2,832        16        (31)
                            --------  --------  --------   --------
Accrued benefit cost. . .   $ (2,807) $ (2,025) $   (877)  $   (719)
                            ========  ========  ========   ========
Components of net periodic
 benefit cost:
  Service cost. . . . . .   $    862  $    564  $     85   $     72
  Interest cost . . . . .        904       702        65         60
  Expected return on
    plan assets . . . . .       (560)     (575)    --         --
  Amortization of transition
    obligation (asset). .         (6)       (6)       23         22
  Amortization of prior
    service cost. . . . .        155        18        17         17
  Recognized net actuarial
    (gain) loss . . . . .         92         4                   (3)
                            --------  --------  --------   --------
Net periodic benefit cost   $  1,447  $    707  $    190   $    168
                            ========  ========  ========   ========
Weighted average rate
 assumptions as of
 September 30:
  Discount rate at
    beginning of year . .      6.75%     7.50%     6.75%      7.50%
  Discount rate at
    end of year . . . . .      6.25%     6.75%     6.25%      6.75%
  Expected return on
    plan assets . . . . .      8.00%     8.00%     0.00%      0.00%
  Rate of compensation
    increase. . . . . . .      5.17%     5.50%     6.00%      6.00%

     Plan assets for the defined benefit pension plan include marketable equity securities, corporate and government debt securities, and cash and short-term investments. The Supplemental Key Executive Retirement Plan and the director's retirement plan are not separately funded.

     Landauer maintains a 401(K) savings plan covering substantially all full-time employees. Qualified contributions made by employees to the plan are partially matched by the Company. $124,000, $130,000, and $127,000 was provided to expense for the years ended September 30, 2003, 2002 and 2001, respectively, under this plan.

     Landauer has adopted SFAS No. 106, "Accounting for Postretirement Benefits Other than Pensions" to account for the Company's unfunded retiree medical expense reimbursement plan. Under the terms of the plan which covers retirees with ten or more years of service, the Company will reimburse retirees to age 70 for (i) a portion of the cost of coverage under the then-current medical and dental insurance plans if the retiree is under age 65, or (ii) all or a portion of the cost of Medicare and supplemental coverage if the retiree is over age 64. The assumption for health-care cost trend rates were 6% for those younger than 65, and 5% for those 65 and older. The effect of a one percent increase on service and interest costs and postretirement benefit obligation would be $17,000 and $132,000, respectively. For a one percent decrease, the effect would be a reduction to service and interest costs and postretirement benefit obligation of $15,000 and $113,000, respectively. The amount of the Company's unrecognized transition obligation resulting from the adoption of SFAS No. 106 is $204,000 as of September 30, 2003. This liability is included in "Other accrued expenses."

9.   COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal proceedings, but believes that the outcome of these proceedings will not have a materially adverse effect on its financial condition.

     On April 2, 2002, the Company completed an agreement to merge its European operations with the radiation monitoring business operated by Laboratoire Central des Industries Electriques ("LCIE"). Under the terms of the acquisition agreements, LCIE may, in the fifth and sixth year of the venture, require Landauer to purchase its interest in LCIE-Landauer at estimated fair value based on a multiple of EBITDA for the trailing four quarters. Additionally, Landauer has the option to purchase LCIE's interest in the seventh year of the venture on the same terms as LCIE's "Put" option. A change in control provision, as defined, may accelerate the respective Put and Call options and provides for premiums and discounts in the event such options are exercised as the result of a change in control.

10.  STOCK-BASED COMPENSATION PLANS

     The Company maintains stock option plans for key employees ("Employees' Plan"). It also maintains a stock option plan for its non-employee directors. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. In December 2002, the Financial Accounting Standards Board issued ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of SFAS No. 123." SFAS No. 148 requires disclosure in both annual and quarterly financial statements about the method of accounting for stock-based compensation, and the effect of the method used on reported results. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share in each period would have been as follows:

     (Amounts in Thousands,
     Except Per Share)                  2003      2002       2001
     ----------------------           --------  --------   --------

     Net income, as reported. . . . . $ 15,019  $ 16,180   $ 14,324

     Deduct: Total stock-based
       employee compensation expense
       determined under fair value
       based method for all awards,
       net of related tax effects . .      243       108         32

     Pro forma net income . . . . . . $ 14,776  $ 16,072   $ 14,292

     Earnings per share:
       Basic - As reported. . . . . . $   1.71  $   1.85   $   1.65
       Basic - Pro forma. . . . . . . $   1.68  $   1.84   $   1.64

       Diluted - As reported. . . . . $   1.69  $   1.83   $   1.64
       Diluted - Pro forma. . . . . . $   1.66  $   1.82   $   1.63

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The Company may grant options for up to 1,350,000 shares under the Employees' Plan. The Company may grant options for up to 100,000 shares under the Directors' Plan. The Company has granted options of 1,143,750 and 62,500 shares, respectively, under these plans through September 30, 2003. Under each plan, the option exercise price equals the stock's fair market value on the date of the grant. Options granted under the Employees' Plan vest ratably over four years. The initial grant of options in 1997 under the Directors' Plan vests ratable over ten years and subsequent grants vest ratably over three years. The term of all options granted is for a period of 10 years.

     Options granted under these plans may be either incentive stock options or non-qualified options. Options granted through fiscal 2003 become exercisable as described above, ten years for options granted to directors, at a price not less than fair market value on the date of the grant. The options expire ten years from the date of grant. As of September 30, 2003, no incentive stock options had been granted.

     During fiscal 2003, options for 142,250 shares were granted and 123,050 options were exercised. As of September 30, 2003, non-qualified options for 444,950 shares had been granted at prices from $16.50 - $40.46 per share. At year-end, 192,950 shares were exercisable. This plan also provides for the grant of restricted shares or the grant of stock appreciation rights, either separately or in relation to options granted. As of September 30, 2003, no stock appreciation rights had been granted. See Note 7 for additional information on stock options.

     The summary of the status of these plans at September 30, 2003, 2002 and 2001 and changes for the years then ended is presented in the following table and narrative:

                                                        2003
                                                  -----------------
                                                           Weighted
     (Amounts in Thousands,                                Average
     Except per Share)                            Shares    Price
     ----------------------                       ------   --------

     Outstanding at beginning of year . . . . .      436   $  23.63
     Granted. . . . . . . . . . . . . . . . . .      142      34.54
     Exercised. . . . . . . . . . . . . . . . .     (123)     20.16
     Forfeited. . . . . . . . . . . . . . . . .      (10)     25.18
                                                   -----   --------
     Outstanding at end of year . . . . . . . .      445   $  28.05
                                                   -----   --------
     Exercisable at end of year . . . . . . . .      193   $  25.12
                                                   =====   ========
     Weighted average fair value of
       options granted. . . . . . . . . . . . .            $   6.24
                                                           ========

                                                        2002
                                                  -----------------
                                                           Weighted
     (Amounts in Thousands,                                Average
     Except per Share)                            Shares    Price
     ----------------------                       ------   --------

     Outstanding at beginning of year . . . . .      454   $  22.15
     Granted. . . . . . . . . . . . . . . . . .       55      33.21
     Exercised. . . . . . . . . . . . . . . . .      (73)     22.05
                                                   -----   --------
     Outstanding at end of year . . . . . . . .      436   $  23.63
                                                   -----   --------
     Exercisable at end of year . . . . . . . .      231   $  22.36
                                                   =====   ========
     Weighted average fair value of
       options granted. . . . . . . . . . . . .            $   6.64
                                                           ========

                                                        2001
                                                  -----------------
                                                           Weighted
     (Amounts in Thousands,                                Average
     Except per Share)                            Shares    Price
     ----------------------                       ------   --------

     Outstanding at beginning of year . . . . .      474   $  21.11
     Granted. . . . . . . . . . . . . . . . . .      106      19.43
     Exercised. . . . . . . . . . . . . . . . .     (111)     15.71
     Forfeited. . . . . . . . . . . . . . . . .      (15)     18.34
                                                   -----   --------
     Outstanding at end of year . . . . . . . .      454   $  22.15
                                                   -----   --------
     Exercisable at end of year . . . . . . . .      218   $  21.64
                                                   =====   ========
     Weighted average fair value of
       options granted. . . . . . . . . . . . .            $   2.13
                                                           ========

     Following is a table that summarizes information about options outstanding as of September 30, 2003:

                                                         Options
                      Options Outstanding               Exercisable
                 --------------------------------   ------------------
                              Average    Weighted             Weighted
Range of                     Remaining   Average              Average
Exercise                    Contractual  Exercise             Exercise
Prices             Shares      Life       Price      Shares    Price
--------          --------  -----------  --------   --------  --------
$16.50-$19.00       23,500            2  $  16.64     20,000  $  16.50
$19.01-$22.00       62,750            7     19.35     11,750     19.32
$22.01-$25.00       28,000            4     23.20     19,000     23.53
$25.01-$28.00      138,950            5     26.41    130,450     26.43
$28.01-$31.00            -            -         -          -         -
$31.01-$34.00       40,500            8     32.11      8,250     32.13
$34.01-$37.00      139,500            9     34.50          -         -
$37.01+             11,750            9     37.35      3,500     37.15
                  --------         ----  --------   --------  --------
                   444,950            6  $  28.05    192,950  $  25.12
                  ========         ====  ========   ========  ========


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2003, 2002 and 2001:

                                        2003      2002       2001
                                      --------  --------   --------
     Risk free interest rates . . . .    4.13%     4.65%      5.85%
     Expected dividend yield. . . . .    4.35%     4.22%      7.21%
     Expected life (years). . . . . .     10        10          9
     Expected volatility. . . . . . .   23.13%    23.30%     22.10%

11.  IMPAIRMENT IN VALUE OF ASSETS

     Following a period of product introduction, marketing efforts and an analysis of second quarter fiscal 2003 results, it was determined that spending constraints placed on targeted customers by health care cost pressures and state and local government budget deficits had significantly reduced the future net cash flows expected to be realized from Landauer's Aurion product offering. Accordingly, the Company recorded a non-cash pre-tax charge of $2,750,000, or $0.19 per diluted share for the fiscal quarter ended March 31, 2003, to recognize an impairment in the value of assets for the Aurion product line. The operating results for Aurion were not significant for any period presented. Based on the estimated identifiable cash flows from this service offering, the impairment charge represents the Company's entire investment in the Aurion-related assets and includes fixed assets, licenses, software and badge components.

12.  GEOGRAPHIC INFORMATION

     The Company operates in a single business segment - radiation monitoring services. The Company provides these services primarily to customers in the United States and to customers in other geographic markets. The following table shows the geographical distribution of revenues for the fiscal years ended September 30, 2003 and 2002:

     (Dollars in Thousands)             2003      2002
     ----------------------           --------  --------
     Domestic . . . . . . . . . . . . $ 54,618  $ 52,144
     Europe . . . . . . . . . . . . .    6,891     3,555
     Other countries. . . . . . . . .    3,309     2,909
                                      --------  --------
                                      $ 64,818  $ 58,608
                                      ========  ========

                    REPORT OF INDEPENDENT AUDITORS




TO STOCKHOLDERS AND DIRECTORS OF LANDAUER, INC.:

     In our opinion, the accompanying consolidated balance sheets as of September 30, 2003 and September 30, 2002 and the related consolidated statements of income, stockholder's investment and comprehensive income and cash flows for the years then ended present fairly, in all material respects, the financial position of Landauer, Inc. and Subsidiaries at September 30, 2003 and September 30, 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of Landauer, Inc. as of and for the year ended September 30, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements, before the revision described in Note 4, in their report dated November 6, 2001.

     As discussed above, the financial statements of Landauer, Inc. as of and for the year ended September 30, 2001, were audited by other independent accountants who have ceased operations. As described in Note 4, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of October 1, 2001. We audited the transitional disclosures described in Note 4. In our opinion, the transitional disclosures for 2001 in Note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.





                      PricewaterhouseCoopers LLP
                      Chicago, Illinois
                      November 14, 2003

                    REPORT OF INDEPENDENT AUDITORS



Arthur Andersen LLP originally issued this report on November 6, 2001.
         These independent accountants have ceased operations.
 They have not reissued their report in conjunction with this filing.




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





                      Arthur Andersen LLP
                      Chicago, Illinois
                      November 6, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded the Company's disclosure controls and procedures as of September 30, 2003 were effective in ensuring information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported on a timely basis. There have been no changes in the Company's internal control over financial reporting that occurred during the period ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the headings "Election of Directors" and "Beneficial Ownership of Common Stock" in the Proxy Statement relating to the directors of the Company is incorporated herein by reference. The information contained in Item 4A hereof relating to the executive officers of the registrant is incorporated herein by reference.

AUDIT COMMITTEE FINANCIAL EXPERT

     The Company has determined that Mr. Robert J. Cronin, chairman of the Audit Committee of the Board of Directors, qualifies as an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K, and that Mr. Cronin is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

CODE OF ETHICS

     The Company has adopted a Code of Business Ethics applicable to all employees. The Company has also adopted a Code of Conduct for Senior Financial Executives including the principal executive officer, principal financial officer and principal accounting officer of the Company. Copies of these documents are available on the Company's Web site at www.landauerinc.com. The Company intends to post on its web site any amendments to, or waivers from, its Code of Business Ethics or Code of Conduct for Senior Financial Officers applicable to such senior officers.


ITEM 11.  EXECUTIVE COMPENSATION

     Except for the information relating to Item 13 hereof and except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Compensation of Directors," "Executive Compensation," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Year and Fiscal Year-End Option Values," "Equity Compensation Plan Information" and "Executive Employment Agreements and Retirement Plans" in the Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the heading "Beneficial Ownership of Certain Voting Securities" in the Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except for the information relating to Item 11 hereof and except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Election of Directors," and "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.


Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information contained under the heading "Fees Billed by Independent Auditors" in the Proxy Statement is incorporated herein by reference.

                                PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A-1. FINANCIAL STATEMENTS

     The financial statements of Landauer, Inc. filed as part of this Annual Report on Form 10-K are indexed at page i.

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

     (10)(a) The Landauer, Inc. 1996 Equity Plan, as amended and restated through November 8, 2001, is incorporated by reference to Exhibit (10)(a) to the Annual Report or Form 10-K for the fiscal year ended September 30, 2002.

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

     (10)(e) Form of Supplemental Key Executive Retirement Plan of Landauer, Inc., as amended and restated effective
                 October 1, 2002, is incorporated by reference to Exhibit (10)(e) to the Annual Report or Form 10-K for the fiscal year ended September 30, 2002.

     (10)(f) The Landauer, Inc. Incentive Compensation Plan for Executive Officers is incorporated by reference to
                 Exhibit 10(h) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

     (10)(g) The Landauer, Inc. 1997 Non-Employee Director's Stock Option Plan, as amended and restated through November 8, 2001, is incorporated by reference to Exhibit (10)(g) to the Annual Report or Form 10-K for the fiscal year ended September 30, 2002.

     (10)(h) Employment agreements dated February 29, 1996 between the Registrant and Brent A. Latta, James M. O'Connell and
                 R. Craig Yoder are incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

     (10)(i) Employment agreements dated November 9, 2001 between the Registrant and Joseph M. Zlotnicki and Robert M. Greaney are incorporated by reference to Exhibit (10)(i) to the Annual Report or Form 10-K for the fiscal year ended September 30, 2002.

     (10)(j) The Landauer, Inc. Executive Special Severance Plan dated May 22, 2002 is incorporated by reference to Exhibit
                 (10)(j) to the Annual Report or Form 10-K for the fiscal year ended September 30, 2002.

     (14)(a) The Landauer, Inc. Code of Business Ethics is attached hereto as Exhibit 14(a).

     (14)(b) The Landauer, Inc. Code of Conduct for Senior Financial Executives is attached hereto as Exhibit 14(b).

     (21)        Subsidiaries of the registrant are:

                 Beijing Landauer Radiation Monitoring
                 Technology Co., Ltd. (70%)
                 Beijing, P.R. China

                 HomeBuyer's Preferred, Inc. (100%)
                 2 Science Road
                 Glenwood, IL  60425-1586

                 Nagase-Landauer, Ltd. (50%)
                 Tokyo, Japan

                 SAPRA-Landauer, Ltda. (75%)
                 Sao Carlos - SP - Brazil

                 LCIE-Landauer, Ltd. and subsidiary (51%)
                 Paris, France; Oxford, United Kingdom

     (31.1)      Certification of Brent A. Latta, President and
                 Chief Executive Officer, as adopted pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

     (31.2) Certification of James M. O'Connell, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

     (32.1) Certification of Brent A. Latta, President and Chief Executive Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

     (32.2) Certification of James M. O'Connell, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

     Exhibits 10(a), 10(d), 10(e), 10(f), 10(g), 10(h), 10(i) and 10(j)
listed above are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

     B.    REPORTS ON FORM 8-K

     On April 28, 2003, Landauer filed a report on form 8-K related to its earnings press release for the same day.

     On July 24, 2003, Landauer filed a report on form 8-K related to its earnings press release for the same day.

     On November 10, 2003, Landauer filed a report on form 8-K related to its earnings press release for the same day.

                SIGNATURES OF REGISTRANT AND DIRECTORS

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 LANDAUER, INC.

                 By:  /s/ Brent A. Latta           December 19, 2003
                      ------------------------
                      Brent A. Latta
                      President and Chief
                      Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      Signature                     Title                    Date
      ---------                     -----                    ----

/s/ Brent A. Latta         President and Director     December 19, 2003
------------------------    (Principal Executive
Brent A. Latta                    Officer)


/s/ James M. O'Connell    Vice President, Finance,    December 19, 2003
------------------------   Treasurer and Secretary
James M. O'Connell        (Principal Financial and
                             Accounting Officer)


/s/ Robert J. Cronin              Director            December 19, 2003
------------------------
Robert J. Cronin


/s/ E. Gail de Planque            Director            December 19, 2003
------------------------
E. Gail de Planque


/s/ Gary D. Eppen                 Director            December 19, 2003
------------------------
Gary D. Eppen


/s/ M. Christine Jacobs           Director            December 19, 2003
------------------------
M. Christine Jacobs


/s/ Richard R. Risk               Director            December 19, 2003
------------------------
Richard R. Risk


/s/ Michael D. Winfield           Director            December 19, 2003
------------------------
Michael D. Winfield


                                    QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                       (Amounts in Thousands, Except Per Share)
                                               -------------------------------------------------------
                                                  First      Second      Third     Fourth       Total
                                                 Quarter     Quarter    Quarter    Quarter      Year
                                                 -------     -------    -------    -------     -------
Net revenues                  2003               $15,392     $16,846    $15,925    $16,655     $64,818
                              2002               $13,741     $14,704    $14,844    $15,319     $58,608

Operating income              2003               $ 6,065     $ 4,792    $ 6,138    $ 6,862     $23,857
                              2002               $ 5,776     $ 6,263    $ 5,829    $ 6,531     $24,399

Net income                    2003               $ 3,809     $ 3,030 (1)$ 3,828    $ 4,352     $15,019
                              2002               $ 3,736     $ 4,037    $ 4,234 (2)$ 4,173     $16,180

Diluted net income
  per share                   2003               $   .43     $   .34    $   .43    $   .49     $  1.69
                              2002               $   .42     $   .46    $   .48    $   .47     $  1.83

Cash dividends per share      2003               $ 0.375     $ 0.375    $ 0.375    $ 0.375     $  1.50
                              2002               $   .35     $   .35    $   .35    $   .35     $  1.40

Common stock price per share  2003       high    $ 37.30     $ 38.95    $ 42.70    $ 42.65     $ 42.70
                                          low      32.70       33.40      36.40      35.08       32.70

                              2002       high    $ 36.70     $ 38.40    $ 41.91    $ 39.39     $ 41.91
                                          low      29.99       32.60      37.60      30.65       29.99

Weighted average diluted
  shares outstanding
                              2003                 8,863       8,871      8,910      8,885       8,891
                              2002                 8,829       8,857      8,882      8,855       8,855




  (1) Includes asset impairment charge of $2,750 related to the Aurion product line.
  (2) Includes a one-time gain of $786 relating to the formation of LCIE-Landauer, Ltd.

                                                     39