Form 10-Q
period 2003-12-31
LANDAUER INC
filed 2004-02-12
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934



           For the quarterly period ended December 31, 2003

                                  or


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                   Outstanding at February 11, 2004
     ----------------------------     --------------------------------

     Common stock, $.10 par value                8,891,861

PART I.    FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                    LANDAUER, INC. AND SUBSIDIARIES

            Condensed Consolidated Unaudited Balance Sheets
                     (000's, except share amounts)


                                ASSETS
                                ------



                                       December 31,   September 30,
                                          2003            2003
                                       ------------   -------------

Current assets:
  Cash and cash equivalents . . . .        $ 10,663        $ 10,572
  Short-term investments. . . . . .           1,463             440
  Accounts receivable, less
    allowances of $621 at
    12/31/03 and $583 at
    9/30/03 . . . . . . . . . . . .          15,555          13,770
  Inventories . . . . . . . . . . .           3,222           3,513
  Prepaid expenses. . . . . . . . .             946             967
  Prepaid income taxes. . . . . . .           1,687           1,687
  Deferred income taxes . . . . . .             289             289
                                           --------        --------

    Total current assets. . . . . .          33,825          31,238

Property, plant and equipment,
  at cost . . . . . . . . . . . . .          40,421          38,937
    Less: Accumulated depreciation
      and amortization. . . . . . .         (22,591)        (21,711)
                                           --------        --------

    Net property, plant and
      equipment . . . . . . . . . .          17,830          17,226

  Goodwill & other intangible
    assets net of amortization. . .           7,882           8,056
  Equity in joint venture . . . . .           3,134           3,402
  Dosimetry devices, net of
    amortization. . . . . . . . . .           4,580           4,121
  Other assets. . . . . . . . . . .             159             195
                                           --------        --------

                                           $ 67,410        $ 64,238
                                           ========        ========














The accompanying notes are an integral part of these financial statements.

                   LANDAUER, INC. AND SUBSIDIARIES

       Condensed Consolidated Unaudited Balance Sheets (Cont'd.)
                     (000's, except share amounts)



               LIABILITIES AND STOCKHOLDERS' INVESTMENT
               ----------------------------------------

                                       December 31,   September 30,
                                          2003            2003
                                       ------------   -------------
Current liabilities:
  Accounts payable. . . . . . . . .        $  1,524        $  1,548
  Deferred contract revenue . . . .          12,611          12,464
  Dividend payable. . . . . . . . .           3,553           3,316
  Accrued compensation and
    related costs . . . . . . . . .           1,744           1,459
  Accrued pension costs . . . . . .           2,257           2,675
  Accrued taxes on income . . . . .           2,613             507
  Accrued expenses. . . . . . . . .           2,843           2,860
                                           --------        --------

        Total current liabilities .          27,145          24,829

Minority interest in subsidiary . .           1,114             984
                                           --------        --------

Stockholders' investment:
  Preferred stock, $.10 par value
   per share -
   Authorized - 1,000,000 shares
   Outstanding - None . . . . . . .           --              --
  Common stock, $.10 par value
   per share -
   Authorized - 20,000,000 shares
   Outstanding - 8,867,707 shares
   at 12/31/03 and 8,843,723 shares
   at 9/30/03 . . . . . . . . . . .             887             884
  Premium paid in on common stock .          12,269          12,207
  Cumulative translation
    adjustments . . . . . . . . . .             109            (100)
  Retained earnings . . . . . . . .          25,886          25,434
                                           --------        --------

        Total stockholders'
          investment. . . . . . . .          39,151          38,425
                                           --------        --------

                                           $ 67,410        $ 64,238
                                           ========        ========
















The accompanying notes are an integral part of these financial statements.

                    LANDAUER, INC. AND SUBSIDIARIES

         Condensed Consolidated Unaudited Statements of Income
                   (000's, except per share amounts)



                                            Three Months Ended
                                      -----------------------------
                                       December 31,    December 31,
                                          2003            2002
                                       ------------   -------------

Net revenues. . . . . . . . . . . .        $ 16,778        $ 15,392

Costs and expenses:
  Cost of revenues. . . . . . . . .           6,138           5,713
  Selling, general and
    administrative. . . . . . . . .           4,281           3,614
                                           --------        --------

                                             10,419           9,327
                                           --------        --------

Operating income. . . . . . . . . .           6,359           6,065

Equity in income of joint venture .             232             197
Other income, net . . . . . . . . .              35              29
                                           --------        --------

Income before income taxes and
  minority interest . . . . . . . .           6,626           6,291

Income taxes. . . . . . . . . . . .          (2,481)         (2,349)
                                           --------        --------

Income before minority interest . .           4,145           3,942

Minority interest therein . . . . .            (140)           (133)
                                           --------        --------

Net income. . . . . . . . . . . . .        $  4,005        $  3,809
                                           ========        ========

Net Income per common share:
  Basic . . . . . . . . . . . . . .        $   0.45        $   0.43
  Based on average shares
    outstanding . . . . . . . . . .           8,852           8,780
                                           ========        ========

  Diluted . . . . . . . . . . . . .        $   0.45        $   0.43
  Based on average shares
    outstanding . . . . . . . . . .           8,930           8,863
                                           ========        ========














The accompanying notes are an integral part of these financial statements.

                    LANDAUER, INC. AND SUBSIDIARIES

       Condensed Consolidated Unaudited Statements of Cash Flows
                   (000's except per share amounts)



                                            Three Months Ended
                                      -----------------------------
                                       December 31,    December 31,
                                          2003            2002
                                       ------------   -------------
Cash flows from operating activities:
  Net income. . . . . . . . . . . .        $  4,005        $  3,809

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation. . . . . . . . . . .           1,252           1,217
  Amortization. . . . . . . . . . .              90             106
  Bad debt expense. . . . . . . . .              47              73
  Equity in net income of foreign
    affiliate . . . . . . . . . . .            (232)           (197)
  Compensatory effect of stock
    options . . . . . . . . . . . .              65             177
  (Increase) decrease in short-term
    investments . . . . . . . . . .          (1,023)            106
  Increase in accounts receivable .          (1,822)           (178)
  Increase in allowance for doubtful
    accounts, net of bad debts. . .              (8)            (82)
  Increase in inventory . . . . . .             291              53
  (Increase) decrease in prepaid
    expenses. . . . . . . . . . . .              21             (54)
  Net increase in other assets. . .            (807)           (644)
  Decrease in accounts payable. . .             (24)           (207)
  Increase in accrued liabilities .           1,957           1,455
  Increase in deferred income . . .             146             215
  Increase (decrease) in
    minority interest . . . . . . .             130             (98)
                                           --------        --------
Cash provided from
  operating activities. . . . . . .           4,088           5,751

Cash flow from investing activities:
  Acquisition of property, plant
    and equipment . . . . . . .              (1,487)         (1,191)

Cash flow from financing activities:
  Dividends received from foreign
    affiliates. . . . . . . . . . .             598             535
  Dividend paid . . . . . . . . . .          (3,316)         (3,071)
                                           --------        --------
Net cash used by
  financing activities. . . . . . .          (2,718)         (2,536)

Effect of foreign currency
  translation . . . . . . . . . . .             208             130
                                           --------        --------

Net increase in cash
  and cash equivalent . . . . . . .              91           2,154
Opening balance -
  cash and cash equivalents . . . .          10,572           7,627
                                           --------        --------
Ending balance -
  cash and cash equivalents . . . .        $ 10,663        $  9,781
                                           ========        ========

The accompanying notes are an integral part of these financial statements.

                    LANDAUER, INC. AND SUBSIDIARIES

    Notes to Condensed Consolidated Unaudited Financial Statements
                           December 31, 2003



(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or "the Company) as of December 31, 2003 and September 30, 2003, and the condensed consolidated results of operations and cash flows for the three-month periods ended December 31, 2003 and 2002. In the opinion of management, the accompanying consolidated unaudited condensed financial statements contain all adjustments necessary to present fairly the consolidated financial position of Landauer as of December 31, 2003 and September 30, 2003, and the consolidated results of operations and cash flows for the three-month periods ended December 31, 2003 and 2002.

     The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 2003 Landauer Annual Report on Form 10-K.

     Prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the results of operation or financial position.

     The results of operations for the three-month periods ended
December 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.


(2)  CASH DIVIDENDS

     On December 19, 2003, the Company declared a regular quarterly cash dividend in the amount of $.40 per share payable on January 16, 2004, to stockholders of record on January 6, 2004.

     Regular quarterly cash dividends of $.375 per share ($1.50 annually) were declared during fiscal 2003.


(3)  COMPREHENSIVE INCOME

     Comprehensive income is the total of net income and all other nonowner changes in equity. The following table sets forth the Company's comprehensive income for the three month period ended December 31, 2003 and 2002 (000's):

                                           Three Months Ended
                                              December 31,
                                           ------------------
                                             2003       2002
                                            ------     ------

       Net Income . . . . . . . . . . . .   $4,005     $3,809
       Other comprehensive income-
         foreign currency translation
         adjustment . . . . . . . . . . .      208        130
                                            ------     ------

       Comprehensive income . . . . . . .   $4,213     $3,939
                                            ======     ======

                    LANDAUER, INC. AND SUBSIDIARIES

    Notes to Condensed Consolidated Unaudited Financial Statements
                           December 31, 2003


(4)  EARNINGS PER SHARE

     Earnings per share computations have been made in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock that would have been outstanding assuming dilution during each period.

     The following table presents the weighted average number of shares of common stock for the three month periods ended December 31, 2003 and 2002 (000's):

                                           Three Months Ended
                                              December 31,
                                           ------------------
                                             2003       2002
                                            ------     ------

       Weighted average number of
         shares of common stock
         outstanding. . . . . . . . . . .    8,852      8,780
       Options issued to executives . . .       78         83
                                            ------     ------

       Weighted average number of
         shares of common stock
         assuming dilution. . . . . . . .    8,930      8,863
                                            ======     ======


(5)  STOCK-BASED COMPENSATION PLANS

     The Company maintains stock option plans for key employees ("Employees' Plan"). It also maintains a stock option plan for its non-employee directors. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of SFAS No. 123." SFAS No. 148 requires disclosure in both annual and quarterly financial statements about the method of accounting for stock-based compensation, and the effect of the method used on reported results. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share in each period would have been as follows (000's except per share data):

                    LANDAUER, INC. AND SUBSIDIARIES

    Notes to Condensed Consolidated Unaudited Financial Statements
                           December 31, 2003


                                           Three Months Ended
                                              December 31,
                                           ------------------
                                             2003       2002
                                            ------     ------

       Net income, as reported. . . . . .   $4,005     $3,809
       Deduct: Total stock-based
         employee compensation expense
         determined under fair value
         based method for all awards,
         net of related tax effects . . .      183         54
                                            ------     ------

       Pro forma net income . . . . . . .   $3,822     $3,755

       Earnings per share:
         Basic - As Reported. . . . . . .   $ 0.45     $ 0.43
                                            ======     ======
         Basic - Pro Forma. . . . . . . .   $ 0.43     $ 0.43
                                            ======     ======

         Diluted - As Reported. . . . . .   $ 0.45     $ 0.43
                                            ======     ======
         Diluted - Pro Forma. . . . . . .   $ 0.43     $ 0.42
                                            ======     ======

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.



ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

     Landauer is the leading provider of analytical services to determine occupational and environmental radiation exposure. For nearly 50 years, the Company has provided complete radiation dosimetry services to hospitals, medical and dental offices, universities, national laboratories, and other industries in which radiation poses a potential threat to employees. Landauer's services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from clients, and the analysis and reporting of exposure findings. These services are provided to customers in the U.S., Japan, France, the United Kingdom, Brazil, Canada and China.

      Landauer's InLightTM dosimetry system provides smaller in-house and commercial laboratories with the ability to offer a complete radiation monitoring service using optically stimulated luminescence ("OSL") technology. The system is based on the Company's propriety technology and instruments and dosimetry devices developed by Matsushita Industrial Equipment Company and allows customers the flexibility to tailor their precise dosimetry needs.

                    LANDAUER, INC. AND SUBSIDIARIES

     Management's Discussion and Analysis of Financial Conditions
                  and Results of Operations (Cont'd.)


     Landauer's operations include services for detecting, monitoring, and if necessary, remediating radon gas.

     Landauer operates a mature business, and growth in numbers of customer is modest. In recent years the Company's strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has been developing new platforms and formats for its OSL technology such as InLight to gain access to markets where the Company previously did not have a significant presence such as smaller in-house and commercial laboratories. Revenue growth in recent years has occurred as a result of increased prices for certain services, entry into new markets thought joint ventures and acquisitions, modest unit growth and new ancillary services and products.

     The services provided by the Company to its customers are ongoing and are of a subscription nature. As such, revenues are recognized in the periods in which such services are rendered irrespective of whether invoiced in advance or in arrears. Given the subscription nature of Landauer's services, quarterly revenues are fairly consistent. During the second quarter of each fiscal year, however, the Company provides additional services reporting annual radiation dose summaries that generate increased revenues. The introduction of the Company's InLight product line may introduce some variability in quarter-to-quarter revenue comparisons given the nature of purchase cycles associated with sales of radiation dose measurement instruments and detectors.


LIQUIDITY AND CAPITAL RESOURCES

     Landauer's cash provided from operating activities for the three months ended December 31, 2003 and 2002 amounted to $4,088,000 and $5,751,000 respectively. The decrease in cash provided from operating activities is primarily a result of increased short-term investments as well as increased accounts receivable related to higher invoicing activity. Acquisitions of property, plant and equipment were $1,487,000 and $1,191,000, respectively for the quarters ended December 31, 2003 and 2002.

The Company's financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture, and SAPRA-Landauer Ltda, our subsidiary in Brazil.

     The Company has no long-term liabilities and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for the balance of fiscal 2004 are expected to amount to approximately $5,500,000 principally for the acquisition of equipment to support the Company's introduction of the InLight product line, introduction of new products, and the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

     The Company presently maintains external sources of liquidity in the form of a $5 million line of credit. In the opinion of management, resources are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program. From time to time, the Company may have the opportunity to make investments for acquisitions or other purposes that are in excess of these sources of liquidity. In that event, the Company may seek additional sources of liquidity to fund such investments.

                    LANDAUER, INC. AND SUBSIDIARIES

     Management's Discussion and Analysis of Financial Conditions
                  and Results of Operations (Cont'd.)


     Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments amounted to $12,611,000 and $12,464,000, respectively, as of December 31, 2003 and September 30, 2003, and are included in the balance sheet under the caption "Deferred Contract Revenue." While these amounts represent approximately one-half of current liabilities, such amounts generally do not represent a cash requirement.

     All customers are invoiced in accordance with the Company's standard terms, with payment due thirty days from date of invoice. Considering the Company's invoicing practices and that a significant portion of the Company's revenues are subject to health care industry reimbursement cycles, the average days of sales outstanding range from 43 to 80 days over the course of a fiscal quarter.

RESULTS OF OPERATIONS

     Revenues for the first fiscal quarter of 2004 were $16,778,000, or 9% higher than revenues of $15,392,000 for the same period in fiscal 2003. Almost two-thirds of revenue growth resulted from higher pricing and modestly increased unit volume in the U.S. Landauer's core radiation measurement service, Luxel, provided most of the domestic growth, although increased fees for ancillary and other services also contributed. The balance of revenue growth came principally from the operations of LCIE-Landauer in France and the U.K. Higher revenues resulted from a weak U.S. dollar and from higher pricing and modest unit growth. Revenues were also higher in Brazil for the same factors.

     Gross margins in the quarter just ended were comparable to a year ago at 63.4% vs. 62.9%. Direct labor and benefits (related primarily to medical claims and pension) costs were $179,000 higher than a year ago, as were direct materials $103,000. Costs rose both domestically and abroad with the foreign portion partly attributable to currency translation.

     Selling, general and administrative (S, G & A) expenses for the first quarter were $667,000 higher than for the same period a year ago; S, G & A expenses as a percentage of revenue were 25.5% compared to 23.5% a year ago. $185,000 of the S, G & A increase was attributable to planned research and development expenses; the balance of the increase reflects higher domestic salary and benefits, almost $100,000, and higher foreign expenses, $239,000, some of which is currency translation related.

     Resulting operating income for the first quarter of fiscal 2004 was $6,359,000 compared with $6,065,000 reported for the same quarter a year ago, an increase of $294,000 or 5%.

     Other income for the first quarter amounted to $267,000 compared with $226,000 a year earlier. Most of the increase relates to higher income from Nagase-Landauer, Ltd., the Company's joint venture in Japan.

     Resulting pre-tax income for the current quarter was $6,626,000 compared with $6,291,000 a year ago, an increase of $335,000 or 5%.

     Income tax expense was $2,481,000 for the current quarter compared with $2,349,000 for the same period a year ago. The effective tax rate for the first quarter of fiscal 2004 was 37.4% compared with 37.3% in fiscal 2003.

     Net income for the quarter amounted to $4,005,000, or $0.45 per diluted share. This compares with year-ago net income of $3,809,000, or $0.43 per diluted share in the first quarter of fiscal 2003.

                    LANDAUER, INC. AND SUBSIDIARIES

     Management's Discussion and Analysis of Financial Conditions
                  and Results of Operations (Cont'd.)


OUTLOOK

     Landauer's business plan and outlook is unchanged for fiscal 2004. Revenue growth for the year is anticipated to be in the range of 6 - 7% and is evenly balanced among the Company's traditional revenue sources. Domestic revenue growth is expected to occur as a result of pricing, moderate unit growth and increased sales of ancillary services.
International revenue growth, as well, is expected to result from pricing and increased units.

     Aggregate costs and operating expenses for fiscal 2004 are expected to be slightly lower than fiscal 2003 levels, reflecting the absence of the $2.8 million non-cash impairment charge that occurred in 2003. A continued weak U.S. dollar, however, could impact both revenues and costs for most non-U.S. operations with only modest impact on operating income. Net other income in fiscal 2004 is anticipated to be comparable to 2003 and the effective income tax rate for fiscal 2004 is expected to be 37.5%. Resulting net income for 2004 is anticipated to be higher by 18 - 20% compared with fiscal 2003.


FORWARD-LOOKING STATEMENTS

     Certain of the statements made herein constitute forward looking statements that are based on certain assumptions and involve certain risks and uncertainties, including, introduction of the InLight technology, the adaptability of optically stimulated luminescence ("OSL") technology to new platforms and formats, the cost associated with the Company's research and business development efforts, the usefulness of older technologies, the anticipated results of operations of the Company and its subsidiaries or ventures, the valuation of the Company's long lived assets or business units relative to future cash flows, the Company's market position, changes in postal and delivery practices, the Company's business plans, anticipated revenue and cost growth, the risks associated with conducting business internationally, other anticipated financial events, the effects of changing economic and competitive conditions, foreign exchange rates, government regulations, accreditation requirements, and pending accounting pronouncements. Such assumptions may not materialize to the extent assumed and such risks and uncertainties may cause actual results to differ from anticipated results. Such risks and uncertainties may also result in changes to the Company's business plans and prospects and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the Company's Annual Report on Form 10-K for the year ended September 30, 2003 and other reports filed by the Company from time to time with the Securities and Exchange Commission.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51," ("FIN 46"). FIN 46 clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

                    LANDAUER, INC. AND SUBSIDIARIES

     Management's Discussion and Analysis of Financial Conditions
                  and Results of Operations (Cont'd.)


     In December 2003, the FASB issued FIN 46(R), "Consolidation of Variable Interest Entities," which represents a revision to FIN 46. The provisions of FIN 46(R) are effective for interests in variable interest entities as of the first interim, or annual, period ending after December 15, 2003. In addition, FIN 46(R) requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filing issued after January 31, 2003. The Company does not expect that the adoption of FIN 46(R) will have a material impact on its financial statements and results of operations.

     On December 23, 2003 the FASB released SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The revised standard provides required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements. The requirements of SFAS No. 132 are effective for public entities for fiscal years ending after December 15, 2003 and for quarters beginning after December 15, 2003. The Company will implement the required disclosure provisions in the quarter ending
March 31, 2004.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS


SIGNIFICANT RISK FACTORS

     The Company's business and operations are subject to certain risks and uncertainties, including:


FOREIGN CURRENCY TRANSLATION/EXCHANGE AND INTEREST RATE RISKS

     The Company is exposed to market risk, including changes in foreign currency exchange rates and interest rates. As discussed in Note 1 to the financial statements in the Company's Annual Report on Form 10-K, "Summary of Significant Accounting Policies" to the consolidated financial statements, the financial statements of the Company's non-U.S. subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the functional currency. To date, the market risk associated with foreign currency exchange rates or resulting translations has not been material in relation to the Company's financial position, results of operations, or cash flows. These risks could increase, however, as the Company expands in international markets. The Company does not have any significant trade accounts receivable, trade accounts payable, commitments or borrowings in a currency other than that of the reporting unit's functional currency. As such, the Company does not currently use derivative financial instruments to manage the exposure in its non-U.S. operations.


RELIANCE UPON SINGLE MANUFACTURING FACILITY

     Landauer, Inc. conducts its primary manufacturing and laboratory processing operations from a single facility in Glenwood, Illinois. In addition, the Company performs significant functions for some of its international joint ventures from the Glenwood facility. If the Company were to lose availability of its primary facility due to fire, natural disaster or other disruptions, its operations could be significantly impaired. Although the Company maintains business interruption insurance, there can be no assurance that the proceeds of such insurance would be sufficient to offset any loss the Company might incur or that the Company would be able to retain its customer base if operations were so disrupted.

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


TECHNOLOGY

     Landauer's technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. The development and introduction of new technologies, the adaptability of OSL to new platforms and new formats, the usefulness of older technologies as well as the introduction of new technologies by competitors present various risks to the Company's business. The failure or lack of market acceptance of a new technology or the inability to respond to market requirements for new technology could adversely affect the Company's operations or reputation with customers. The cancellation of technology projects or the cessation of use of an existing technology can result in write downs and changes to the Company's earnings. In the normal course of its business, Landauer must record and process significant amounts of data quickly and accurately and relies on various computer and telecommunications equipment and software systems. Any failure of such equipment or systems could adversely affect the Company's operations.


INTERNATIONAL OPERATIONS POSE RISKS

     Landauer conducts business in numerous international markets such as Japan, France, the United Kingdom, Brazil, Canada and China. Foreign operations are subject to a number of special risks, including among others, currency exchange rate fluctuations; disruption in relations; political and economic unrest; trade barriers exchange controls; expropriation; and changes in laws and policies, including those governing foreign owned operations.


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


COMPETITION

     The Company competes on the basis of advanced technologies, competent execution of these technologies, the quality, reliability and price of its services and its prompt and responsive performance. In much of the world, radiation monitoring activities are conducted by a combination of private entities and governmental agencies. The Company's primary competitor in the United States is large and has substantial resources. This entity recently came under new ownership and the Company is currently evaluating the impact, if any, of the change in ownership on this company. The Company also faces competitive pressures from a number of smaller competitors in the U.S. and abroad.

ITEM 4.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures as of December 31, 2003 were effective in ensuring information required to be disclosed on this Form 10-Q was recorded, processed, summarized and reported on a timely basis. There have been no changes in the Company's internal control over financial reporting that occurred during the period ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     Landauer is involved in various legal proceedings but believes that these matters will be resolved without a material effect on its financial position.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At its Annual Meeting held on February 4, 2004, the shareholders voted to elect Dr. E. Gail de Planque, Dr. Gary D. Eppen and Michael D. Winfield as directors for three-year terms. The voting for each of the nominees was as follows:
                               For           Against
                            ---------        -------

           Dr. de Planque   8,200,344        55,227
           Dr. Eppen        8,202,113        53,458
           Mr. Winfield     8,202,464        53,107

     The shareholders voted to reappoint PricewaterhouseCoopers LLP as the Company's auditors for the following year, with 8,170,820 shares (92.4% of total shares outstanding) voting for, 71,675 shares against and 13,074 shares abstaining.

     At its meeting on the same day, the Board of Directors appointed Robert J. Cronin as Chairman of the Board and Michael D. Winfield as Chairman of the Audit Committee. The additional directors for the current year are Brent A. Latta, Richard R. Risk, M. Christine Jacobs, E. Gail de Planque and Gary D. Eppen.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     On January 22, 2004, Landauer filed a report on form 8-K related to its earnings press release for the same day.

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


Date:  February 11, 2004

                                  /s/ James M. O'Connell
                                  ------------------------------
                                  James M. O'Connell
                                  Vice President and Treasurer
                                  (Principal Financial and
                                  Accounting Officer)