Form 10-K/A
period 2003-09-30
LANDAUER INC
filed 2004-04-13
CIK 825410

FILING OF FORM 10-K/A
EXPLANATORY NOTE:

This amendment to Landauer, Inc's annual report on Form 10-K for the fiscal year ended September 30, 2003 is being filed solely to correct the cover page. The cover page inadvertently listed the securities registered pursuant to Section 12(b) of the Act under the "American Stock Exchange" instead of the "New York Stock Exchange." This amendment reflects that change.

Also included in this amendment are redated and resigned SIGNATURES OF REGISTRANT AND DIRECTORS and the CERTIFICATIONS. These are being included to indicate acknowledgment and agreement to this amendment.

       ------------------------------------------------------------

Securities and Exchange Commission                         FORM 10-K/A
Washington, DC 20549


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


                  LANDAUER, INC.

                  By:   /s/ Brent A. Latta           April 5, 2004
                        ------------------------
                        Brent A. Latta
                        President and Chief
                        Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      Signature                      Title                     Date
      ---------                      -----                     ----

/s/ Brent A. Latta          President and Director      April 5, 2004
------------------------     (Principal Executive
Brent A. Latta                     Officer)


/s/ James M. O'Connell     Vice President, Finance,     April 5, 2004
------------------------    Treasurer and Secretary
James M. O'Connell         (Principal Financial and
                              Accounting Officer)


/s/ Robert J. Cronin               Director             April 5, 2004
------------------------
Robert J. Cronin


/s/ E. Gail de Planque             Director             April 5, 2004
------------------------
E. Gail de Planque


/s/ Gary D. Eppen                  Director             April 5, 2004
------------------------
Gary D. Eppen


/s/ M. Christine Jacobs            Director             April 5, 2004
------------------------
M. Christine Jacobs


/s/ Richard R. Risk                Director             April 5, 2004
------------------------
Richard R. Risk


/s/ Michael D. Winfield            Director             April 5, 2004
------------------------
Michael D. Winfield

                             LIST OF EXHIBITS
                             ----------------


      (31.1)      Certification of Brent A. Latta, President and
                  Chief Executive Officer, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

      (31.2) Certification of James M. O'Connell, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.