Form 10-Q
period 2004-03-31
LANDAUER INC
filed 2004-05-10
CIK 825410

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549


                                 FORM 10-Q

      [ X ]  QUARTERLY REPORT pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


             For the quarterly period ended March 31, 2004 or


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                  Outstanding at May 7, 2004
      ----------------------------       --------------------------
      Common stock, $.10 par value               8,902,290

PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                      LANDAUER, INC. AND SUBSIDIARIES

              Condensed Consolidated Unaudited Balance Sheets
                       (000's except share amounts)



                                A S S E T S
                                -----------

                                                March 31, September 30,
                                                  2004        2003
                                               ---------- -------------
Current assets:
  Cash and cash equivalents . . . . . . . . .    $ 10,688      $ 10,572
  Short-term investments. . . . . . . . . . .         478           440
  Accounts receivable, less allowances of
    $611 and $583 . . . . . . . . . . . . . .      15,202        13,770
  Inventories . . . . . . . . . . . . . . . .       3,563         3,513
  Prepaid expenses. . . . . . . . . . . . . .         929           967
  Prepaid income taxes. . . . . . . . . . . .       3,103         1,687
  Deferred income taxes . . . . . . . . . . .         289           289
                                                 --------      --------
          Total current assets. . . . . . . .      34,252        31,238

Property, plant and equipment, at cost. . . .      41,473        38,937
  Less: Accumulated depreciation
    and amortization. . . . . . . . . . . . .      23,491        21,711
                                                 --------      --------
Net property, plant and equipment . . . . . .      17,982        17,226

Goodwill & other intangible assets
  net of amortization . . . . . . . . . . . .       7,934         8,056
Equity in joint venture . . . . . . . . . . .       3,522         3,402
Dosimetry devices, net of amortization. . . .       4,715         4,121
Other assets. . . . . . . . . . . . . . . . .         131           195
                                                 --------      --------
                                                 $ 68,536      $ 64,238
                                                 ========      ========
























                The accompanying notes are an integral part
                      of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES

         Condensed Consolidated Unaudited Balance Sheets (Cont'd.)
                       (000's, except share amounts)



                 LIABILITIES AND STOCKHOLDERS' INVESTMENT
                 ----------------------------------------

                                                March 31, September 30,
                                                  2004        2003
                                               ---------- -------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . .    $  2,046      $  1,548
  Deferred contract revenue . . . . . . . . .      12,145        12,464
  Dividend payable. . . . . . . . . . . . . .       3,559         3,316
  Accrued compensation and related costs. . .       2,061         1,459
  Accrued pension costs . . . . . . . . . . .       2,528         2,675
  Accrued taxes on income . . . . . . . . . .         468           507
  Accrued expenses. . . . . . . . . . . . . .       3,130         2,860
                                                 --------      --------
          Total current liabilities . . . . .      25,937        24,829

Minority interest in subsidiary . . . . . . .         584           984
                                                 --------      --------

Stockholders' investment:
  Preferred stock, $.10 par value per
    share - Authorized - 1,000,000 shares
    Outstanding - None. . . . . . . . . . . .       --            --
  Common stock, $.10 par value per share -
    Authorized - 20,000,000 shares
    Outstanding - 8,902,290 shares
      at 3/31/04 and 8,843,723 shares
      at 9/30/03  . . . . . . . . . . . . . .         890           884
  Premium paid in on common stock . . . . . .      13,606        12,207
  Cumulative translation adjustments. . . . .         351          (100)
  Retained earnings . . . . . . . . . . . . .      27,168        25,434
                                                 --------      --------
          Total stockholders' investment. . .      42,015        38,425
                                                 --------      --------
                                                 $ 68,536      $ 64,238
                                                 ========      ========






















                The accompanying notes are an integral part
                      of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES

           Condensed Consolidated Unaudited Statements of Income
                     (000's, except per share amounts)



                            Three Months Ended      Six Months Ended
                           ---------------------  ---------------------
                            March 31,  March 31,   March 31,  March 31,
                              2004       2003        2004       2003
                            ---------  ---------   ---------  ---------

Net Revenues. . . . . . .   $  18,262  $  16,846   $  35,040  $  32,238

Cost and expenses:
  Cost of revenues. . . .       6,365      5,732      12,503     11,445
  Selling, general and
    administrative. . . .       4,230      3,572       8,511      7,185
  Impairment in value
    of assets . . . . . .       --         2,750       --         2,750
                            ---------  ---------   ---------  ---------

                               10,595     12,054      21,014     21,380

Operating Income. . . . .       7,667      4,792      14,026     10,858

Equity in income of
  joint venture . . . . .         285        199         517        395

Other income, net . . . .          33         31          68         60
                            ---------  ---------   ---------  ---------

Income before income
  taxes and minority
  interest. . . . . . . .       7,985      5,022      14,611     11,313

Income taxes. . . . . . .       3,020      1,835       5,501      4,184
                            ---------  ---------   ---------  ---------

Income before minority
  interest. . . . . . . .       4,965      3,187       9,110      7,129

Minority interest
  expense . . . . . . . .         126        157         266        290
                            ---------  ---------   ---------  ---------

Net income. . . . . . . .   $   4,839  $   3,030   $   8,844  $   6,839
                            =========  =========   =========  =========
Net income per common
 share:
  Basic . . . . . . . . .   $    0.54  $    0.34   $    1.00  $    0.78
                            =========  =========   =========  =========
  Based on average
    shares outstanding. .       8,897      8,792       8,875      8,786
                            =========  =========   =========  =========

  Diluted . . . . . . . .   $    0.54  $    0.34   $    0.99  $    0.77
                            =========  =========   =========  =========
  Based on average
    shares outstanding. .       8,978      8,871       8,954      8,867
                            =========  =========   =========  =========





                The accompanying notes are an integral part
                      of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES

         Condensed Consolidated Unaudited Statements of Cash Flows
                                  (000's)



                                                     Six Months Ended
                                                  ---------------------
                                                   March 31,  March 31,
                                                     2004       2003
                                                   ---------  ---------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . .  $   8,844  $   6,839

Adjustments to reconcile net income to
 net cash provided by operating activities:
  Asset impairment charge . . . . . . . . . . . .      --         2,750
  Depreciation. . . . . . . . . . . . . . . . . .      2,535      2,436
  Amortization. . . . . . . . . . . . . . . . . .        181        205
  Bad debt expense. . . . . . . . . . . . . . . .         93        142
  Equity in net income of foreign affiliate . . .       (517)      (395)
  Tax effect of stock options . . . . . . . . . .      1,405        424
  (Increase) decrease in short-term investments .        (38)        66
  Increase in accounts receivable . . . . . . . .     (1,460)      (761)
  Increase in allowance for doubtful accounts
     net of bad debts . . . . . . . . . . . . . .        (65)      (157)
  Increase in inventory . . . . . . . . . . . . .        (50)    (1,254)
  Increase in prepaid expenses. . . . . . . . . .     (1,378)    (1,852)
  Net increase in other assets. . . . . . . . . .     (1,535)    (1,056)
  Increase (decrease) in accounts payable . . . .        498       (284)
  Increase (decrease) in accrued liabilities. . .        688       (131)
  Increase (decrease) in deferred contract
    revenue . . . . . . . . . . . . . . . . . . .       (319)        11
  Increase (decrease) in minority interest. . . .       (400)        80
                                                   ---------  ---------
Net cash provided from operating activities . . .      8,482      7,063

Cash flows from investing activities:
  Acquisition of property, plant and equipment. .     (2,547)    (1,917)

Cash flows from financing activities:
  Dividend received from foreign affiliate. . . .        598        535
  Dividend paid . . . . . . . . . . . . . . . . .     (6,868)    (6,368)
                                                   ---------  ---------
Net cash used by financing activities . . . . . .     (6,270)    (5,833)

Effect of foreign currency translation. . . . . .        451        285
                                                   ---------  ---------

Net decrease in cash and cash equivalents . . . .        116       (402)
Opening balance - cash and cash equivalents . . .     10,572      7,627
                                                   ---------  ---------

Ending balance - cash and cash equivalents. . . .  $  10,688  $   7,225
                                                   =========  =========











                The accompanying notes are an integral part
                      of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES

      Notes to Condensed Consolidated Unaudited Financial Statements
                              March 31, 2004


(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements reflect the financial position of Landauer, Inc. and Subsidiaries ("Landauer" or "the Company") as of March 31, 2004 and September 30, 2003, and the consolidated results of operations and cash flows for the three-month and six-month periods ended March 31, 2004 and 2003. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Landauer as of March 31, 2004 and September 30, 2003, and the consolidated results of operations and cash flows for the three-month and six-month periods ended March 31, 2004 and 2003.

      The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 2003 Landauer Annual Report on Form 10-K.

      Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the results of operations or financial position.

      The results of operations for the three-month and six-month periods ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

(2)   CASH DIVIDENDS

      On March 5, 2004, the Company declared a regular quarterly cash dividend in the amount of $ 0.40 per share payable on April 9, 2004 to stockholders of record on March 19, 2004. On December 19, 2003, the Company declared a regular quarterly cash dividend in the amount of $0.40 per share payable on January 16, 2004, to stockholders of record on January 6, 2004.

      Regular quarterly cash dividends of $0.375 per share ($1.50 annually) were declared during fiscal 2003.

(3)   COMPREHENSIVE INCOME

      Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company's comprehensive income for the three and six month periods ended March 31, 2004 and 2003 (000's):

                            Three Months Ended      Six Months Ended
                           ---------------------  ---------------------
                            March 31,  March 31,   March 31,  March 31,
                              2004       2003        2004       2003
                            ---------  ---------   ---------  ---------

Net income. . . . . . . .   $   4,839  $   3,030   $   8,844  $   6,839
Other comprehensive
  income - Foreign
  currency translation
  adjustment. . . . . . .         242        155         451        285
                            ---------  ---------   ---------  ---------
Comprehensive income. . .   $   5,081  $   3,185   $   9,295  $   7,124
                            =========  =========   =========  =========

                      LANDAUER, INC. AND SUBSIDIARIES

      Notes to Condensed Consolidated Unaudited Financial Statements
                         March 31, 2004 (Cont'd.)


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

      The following table presents the weighted average number of shares of common stock for the three and six month periods ended March 31, 2004 and 2003 (000's):

                            Three Months Ended      Six Months Ended
                           ---------------------  ---------------------
                            March 31,  March 31,   March 31,  March 31,
                              2004       2003        2004       2003
                            ---------  ---------   ---------  ---------
Weighted average
  number of shares
  of common stock
  outstanding . . . . . .       8,897      8,792       8,875      8,786
Options issued to
  executives. . . . . . .          81         79          79         81
                            ---------  ---------   ---------  ---------
Weighted average
  number of shares
  of common stock
  assuming dilution . . .       8,978      8,871       8,954      8,867
                            =========  =========   =========  =========


(5)   STOCK-BASED COMPENSATION PLANS

      The Company maintains stock option plans for key employees ("Employees' Plan"). It also maintains a stock option plan for its non-employee directors. The Company accounts for those plans under the recognition and measurement principles of the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under APB Opinion No. 25 no compensation cost is recognized except for performance based grants whereas under FASB 123 compensation costs are recognized based on the fair-value method of the stock options granted which is calculated using certain assumptions about future volatility and dividend growth. In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of SFAS No. 123." SFAS No. 148 requires pro-forma disclosure in both annual and quarterly financial statements of net earning and earnings per share as if the fair-value
method of accounting had been applied as required by SFAS 123.    Had
compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share in each period would have been as follows (000's except per share data):

                      LANDAUER, INC. AND SUBSIDIARIES

      Notes to Condensed Consolidated Unaudited Financial Statements
                         March 31, 2004 (Cont'd.)


                            Three Months Ended      Six Months Ended
                           ---------------------  ---------------------
                            March 31,  March 31,   March 31,  March 31,
(Amounts in $000's)           2004       2003        2004       2003
                            ---------  ---------   ---------  ---------

Net income,
  as reported . . . . . .   $   4,839  $   3,030   $   8,844  $   6,839
Deduct: Total stock-
  based employee
  compensation expense
  determined under
  fair value based
  method for all
  awards, net of
  related tax effects . .         351         55         540        111
                            ---------  ---------   ---------  ---------
Pro forma net
  income. . . . . . . . .   $   4,488  $   2,975   $   8,304  $   6,728
                            =========  =========   =========  =========

Earnings per share:
  Basic - As Reported . .   $    0.54  $    0.34   $    1.00  $    0.78
                            =========  =========   =========  =========
  Basic - Pro Forma . . .   $    0.50  $    0.34   $    0.94  $    0.77
                            =========  =========   =========  =========

  Diluted - As Reported .   $    0.54  $    0.34   $    0.99  $    0.77
                            =========  =========   =========  =========
  Diluted - Pro Forma . .   $    0.50  $    0.34   $    0.93  $    0.76
                            =========  =========   =========  =========

      Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

(6)   ASSET IMPAIRMENT

      Following a period of product introduction, marketing efforts and an analysis of second quarter fiscal 2003 results, it was determined that spending constraints placed on targeted customers by health care cost pressures and state and local government budget deficits had significantly reduced the future net cash flows expected to be realized from Landauer's Aurion product offering. Accordingly, the Company recorded a non-cash pre-tax charge of $2,750,000, or $0.19 per diluted share (after income tax benefit computed at a marginal rate of 39.7%) for the fiscal quarter ended March 31, 2003, to recognize an impairment in the value of assets for the Aurion product line. The operating results for Aurion were not significant for any period presented. Based on the estimated identifiable cash flows from this service offering, the impairment charge represents the Company's entire investment in the Aurion-related assets and includes fixed assets, licenses, software and badge components.

                      LANDAUER, INC. AND SUBSIDIARIES

      Notes to Condensed Consolidated Unaudited Financial Statements
                         March 31, 2004 (Cont'd.)


(7)   PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

      In December 2003 the Financial Accounting Standards Board (FASB) released revised FASB Statement No. 132 (FAS 132R), a revision to FAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The revised standard provides required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements. The revised standard replaces
existing pension disclosure requirements.   FAS 132R requires additional
disclosures about the assets, obligations, cash flow, and net periodic benefit costs of defined benefit pension plans and other postretirement benefit plans. It also requires public entities to disclose (a) the amount of net periodic benefit cost recognized and (b) the total amount of the employer's contribution paid, in all interim financial statements beginning after December 15, 2003.

      The components of net periodic benefit cost for pension and retiree medical plans are as follows:

                              Pension Benefits       Other Benefits
                            For the Three Months   For the Three Months
                              Ended March 31,        Ended March 31,
                            --------------------   --------------------
      In $000's               2004       2003        2004       2003
                            ---------  ---------   ---------  ---------
Components of net
 periodic cost:
  Service Cost. . . . . .   $     250  $     215   $      25  $      21
  Interest Cost . . . . .         247        226          20         16
Expected return on
  plan assets . . . . . .        (162)      (140)          0          0
Amortization of
  transition assets . . .          (2)        (2)          6          6
Amortization of prior
  service cost. . . . . .          39         39           4          4
Recognized net
  actuarial loss. . . . .          30         23           3          0
                            ---------  ---------   ---------  ---------
Net periodic benefit
  cost. . . . . . . . . .   $     402  $     361   $      58  $      47
                            =========  =========   =========  =========

      The Company made its annual pension contribution of $792,957 in the first quarter of fiscal 2004.

(8)   SUBSEQUENT EVENT

      In April, 2004 the Company entered into an agreement with Bureau Veritas ("BV") to acquire the 49% minority interest in LCIE-Landauer, Ltd. owned by BV's subsidiary, Laboratoire Central Industries des Electriques ("LCIE"), for $10.4 million in cash as agreed to by the Company and the seller. At March 31, 2004 Landauer owned a 51% interest in LCIE-Landauer, Ltd. LCIE-Landauer was formed two years ago under an agreement whereby Landauer contributed its U.K. radiation monitoring business and LCIE contributed its radiation monitoring business located in France. In 2002

                      LANDAUER, INC. AND SUBSIDIARIES

      Notes to Condensed Consolidated Unaudited Financial Statements
                         March 31, 2004 (Cont'd.)


LCIE-Landauer acquired the Philips France radiation monitoring business, and introduced into the market Landauer's InLight dosimetry system manufactured by Matsushita Industrial Equipment Company. The Company funded the purchase price from a combination of working capital funds ($2.7 million), and $7.7 million borrowed under a credit facility which was obtained through Lasalle Bank ABN AMRO, in April 2004. This revolving unsecured credit facility is annually renewable and matures in April 2005. The credit agreement requires the Company to meet certain financial and other covenants.



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

      Landauer operates a mature business, and growth in numbers of customers is modest. In recent years the Company's strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has been developing new platforms and formats for its OSL technology such as InLight to gain access to markets where the Company previously did not have a significant presence such as smaller in-house and commercial laboratories. Revenue growth in recent years has occurred as a result of increased prices for certain services, entry into new markets through joint ventures and acquisitions, modest unit growth and new ancillary services and products.

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

LIQUIDITY AND CAPITAL RESOURCES

      Landauer's cash flow from operating activities for the six months ended March 31, 2004 and 2003 amounted to $8,482,000 and $7,063,000, respectively. Acquisitions of property, plant and equipment amounted to $2,547,000 and $1,917,000, respectively, for fiscal 2004 and 2003. The
Company's financing activities were limited to payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture, and SAPRA-Landauer, Ltda., our subsidiary in Brazil.

      The Company had no long-term liabilities at March 31, 2004 and its requirement for cash flow to support investing activities is generally limited. Capital expenditures for the balance of fiscal 2004 are expected to amount to approximately $4,300,000 principally for the acquisition of equipment to support the Company's introduction of the InLight product line, introduction of new products, the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

      As of March 31, 2004 the Company maintained an external source of liquidity in the form of a $5 million line of credit. There was no outstanding liability as of the balance sheet dates. In April 2004 the Company replaced this line of credit with a $25 million unsecured revolving line of credit provided by LaSalle Bank, ABN AMRO; this annually renewable credit facility provides funds to be used for working capital and other general corporate purposes. The credit agreement provides the Company with the option of electing to borrow funds denominated in US dollars or Euros that bear interest rates based on the Federal Funds rate, Prime rate, EURIBO or LIBOR; it also contains certain covenants including a covenant for minimum tangible net worth. As of April 30, 2004 the Company was in compliance with all of the covenants. As disclosed in Note 8, in April 2004 the Company borrowed $7.7 million dollars under this facility as part of funding the acquisition of the remaining 49% minority interest in LCIE -
Landauer, Inc.   In the opinion of management, cash flow from operations
and the Company's borrowing capacity under this line of credit are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program. From time to time, the Company may have the opportunity to make investments for acquisitions or other purposes that are in excess of these sources of liquidity. In that event, the Company may seek additional sources of liquidity to fund such investments.

      Landauer requires limited working capital for its operations since many of its customers are invoiced for services in advance. Such advance billings amounted to $12,145,000 and $12,464,000, respectively, as of March 31, 2004 and September 30, 2003, and are included in the balance sheet under the caption "Deferred Contract Revenue". While these amounts included in deferred contract revenue represent almost one-half of current liabilities, such amounts generally do not represent a cash requirement.

      The services provided by the Company to its Customers are ongoing and are of a subscription nature. As such, revenues are recognized in the periods in which such services are rendered irrespective of whether invoiced in advance or in arrears. All customers are invoiced in accordance with the Company's standard terms, with payment due thirty days from date of invoice. Considering the Company's invoicing practices and that a significant portion of the Company's revenues are subject to health care industry reimbursement cycles, the average days sales outstanding range from 43 to 80 days over the course of a fiscal quarter.

RESULTS OF OPERATIONS

QUARTERLY RESULTS

      Revenues for the quarter just ended were $18,262,000, or 8.4% higher than revenues of $16,846,000 in the same period a year ago. Higher domestic revenues provided the majority of growth for the quarter, where improved pricing, expanded ancillary and report revenues and modest unit gains were realized. Revenue growth also benefited from a continued weak U.S. dollar, as well as increased business activity in Europe, Asia and Brazil.

      Gross margins were 65.1% of revenues for the second quarter of fiscal 2004, slightly lower than the 66.0% for the same period in 2003. Direct and indirect labor and the associated employee benefits (related primarily to medical claims and pension) costs were $189,000 higher than a year ago, as were direct materials, $249,000. Costs rose both domestically and abroad with the foreign portion partly attributable to currency translation.

      Selling, general and administrative (S, G & A) expenses for the second quarter were $658,000 higher than for the same period a year ago; S, G & A expenses as a percentage of revenue were 23.2% compared to 21.2% a year ago. The increase in S, G & A expenses was attributable to incentive compensation, $400,000; professional fees $148,000, as well as higher foreign expenses, $184,000, some of which is currency translation related. Operating income increased $2,875,000 over the same period a year ago. In the second quarter of fiscal 2003 the Company recognized a non-cash charge in the amount of $2,750,000, or $0.19 per diluted share (after income tax benefit computed at a marginal rate of 39.7%), for costs associated with the impairment in value of assets related to Landauer's Aurion service (See
Note 6).

      Other income for the second quarter amounted to $318,000 compared with $230,000 a year earlier. Most of the increase relates to higher income from Nagase-Landauer, Ltd., the Company's joint venture in Japan.

      Income taxes were higher due to increased pre-tax income as well as the effective tax rate for the Company was 37.8% compared with 36.5% for the second quarter of fiscal 2003. Resulting net income for the second quarter amounted to $4,839,000 or $0.54 per diluted share, compared with $3,030,000, or $0.34 per diluted share, in the same quarter in fiscal 2003.

SIX MONTHS RESULTS

      Revenues for the six months ended March 31, 2004, were $35,040,000 or 8.7% greater than $32,238,000 reported for the same period in fiscal 2003. Domestic revenue growth, representing almost two-thirds of the increase, resulted from improved pricing and modestly higher volume for measurement and reporting services. Higher international revenues resulted from a weak U.S. dollar and some pricing and unit gains in most foreign markets.

      Gross margins for the first half of fiscal 2004 were 64.3% of revenues, or slightly lower than the 64.5% reported a year ago. Cost of revenues has increased $1,058,000 or 9.2% from the same period in the prior year. Direct and indirect labor and the associated employee benefits (related primarily to medical claims and pension) costs were $469,000 higher than a year ago, as were direct materials $352,000. Costs rose both domestically and abroad with the foreign portion partly attributable to currency translation.

      Selling, general, and administrative expenses in the first six months of fiscal 2004 were $1,326,000 or 18.5% higher than a year ago, The year to date increase in S, G & A expenses relates to incentive compensation, $350,000; increased labor and benefits, $264,000; research and development $188,000; professional fees, $163,000, as well as higher foreign expenses, $453,000, some of which is currency translation related. Selling, general, and administrative expenses were 24.3% of revenues for the first half of fiscal 2004 compared to 22.3% for the first half of fiscal 2003. As noted previously, fiscal 2003 results also included a non-cash charge in the amount of $2,750,000, or $0.19 per diluted share (after income tax benefit computed at a marginal rate of 39.7%), for costs associated with the impairment in value of assets related to Landauer's Aurion service. Resulting operating income thus far in fiscal 2004 was $14,026,000, an increase of $3,168,000 compared with the same period in 2003.

      Other income for the first half of fiscal 2004 amounted to $585,000 compared with $455,000 a year earlier. Most of the increase relates to higher income from Nagase-Landauer, Ltd., the Company's joint venture in Japan.

      Income taxes were higher due to increased pre-tax income as well as the effective tax rate for the Company was 37.6% compared with 37.0% for the same period of fiscal 2003. Resulting net income of $8,844,000 or $0.99 per diluted share, compared with $6,839,000, or $0.77 per diluted share for the same period in fiscal 2003.

FORWARD-LOOKING STATEMENTS

      Certain of the statements made herein constitute forward looking statements that are based on certain assumptions and involve certain risks and uncertainties, including, introduction of the InLight technology, the adaptability of optically stimulated luminescence ("OSL") technology to new platforms and formats, the cost associated with the Company's research and business development efforts, the usefulness of older technologies, the anticipated results of operations of the Company and its subsidiaries or ventures, the valuation of the Company's long lived assets or business units relative to future cash flows, the Company's market position, changes in postal and delivery practices, the Company's business plans, anticipated revenue and cost growth, the risks associated with conducting business internationally, other anticipated financial events, the effects of changing economic and competitive conditions, foreign exchange rates and currency translations, government regulations, accreditation requirements, and pending accounting pronouncements. Such assumptions may not materialize to the extent assumed and such risks and uncertainties may cause actual results to differ from anticipated results. Such risks and uncertainties may also result in changes to the Company's business plans and prospects and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the Company's Annual Report on Form 10-K for the year ended September 30, 2003 and other reports filed by the Company from time to time with the Securities and Exchange Commission.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      On December 23, 2003 the Financial Accounting Standards Board (FASB) released revised FASB Statement No. 132R (FAS 132R), "Employers' Disclosures about Pensions and Other Postretirement Benefits". The revised standard provides required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements. The requirements of the standard are effective for public entities for fiscal years ending after December 15, 2003 and for quarters beginning after December 15, 2003. The Company implemented the required disclosure provisions in the quarter ending
March 31, 2004.

      On January 12, 2004, the FASB released FASB Staff Position No. FAS 106-1 (FSP 106-1). FASB Statement No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires a company to consider current changes in applicable laws when measuring its postretirement benefit costs and accumulated postretirement benefit obligation. However, because (1) uncertainties may exist for plan sponsors surrounding the effect of the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") and (2) certain accounting issues raised by the Act are not addressed by FAS 106, FSP 106-1 allows plan sponsors to elect a one-time deferral of the accounting for the Act. If deferral is elected, the deferral must remain in effect until the earlier of (a) the issuance of guidance by the FASB or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004. Further, even if an entity elects deferral, certain disclosure requirements are still required.

      The FSP is effective for interim and annual financial statements of fiscal years ending after December 7, 2003. The Company's post retirement benefits are not based on the retiree's Medicare benefits received. As such, the Company has analyzed its postretirement benefit costs in light of FSP 106-1 and has determined that the adoption of this statement has no material impact on its consolidated statements.



ITEM 3.  QUANTITATIVE & QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

GOVERNMENT REGULATIONS

      Regulation, present and future, is a constant factor affecting the Company's business. The radiation monitoring industry is subject to federal and state governmental regulation. Unknown matters, new laws, regulations and accreditation standards, or stricter interpretations of existing law, regulations, or accreditation standards may materially affect Landauer's business or operations in the future and/or could increase the cost of compliance.

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

ITEM 4.  CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures as of March 31, 2004 were effective in ensuring information required to be disclosed on this Form 10-Q was recorded, processed, summarized and reported on a timely basis. There have been no changes in the Company's internal control over financial reporting that occurred during the period ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



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

      On May 2, 2004, M. Christine Jacobs resigned from the Board of Directors to focus on other business commitments.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            On April 29, 2004, Landauer filed a report on form 8-K related to its earnings press release for the same day.

            On May 5, 2004, Landauer filed a report on form 8-K related to the Company's acquisition of the remaining 49% interest in LCIE-Landauer, Ltd.

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

                                    LANDAUER, INC.
Date: May 7, 2004

                                    /s/ James M. O'Connell
                                    ------------------------------
                                    James M. O'Connell
                                    Vice President and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)