Form 10-Q
period 2004-06-30
LANDAUER INC
filed 2004-08-12
CIK 825410

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549


                                 FORM 10-Q

      [ X ]  QUARTERLY REPORT pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


              For the quarterly period ended June 30, 2004 or


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                  Outstanding at August 12, 2004
      ----------------------------       ------------------------------
      Common stock, $.10 par value                   8,903,592

PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                      LANDAUER, INC. AND SUBSIDIARIES

              Condensed Consolidated Unaudited Balance Sheets
                       (000's except share amounts)



                                A S S E T S
                                -----------

                                                June 30,  September 30,
                                                  2004        2003
                                               ---------- -------------
Current assets:
  Cash and cash equivalents . . . . . . . . .    $  6,843      $ 10,572
  Short-term investments. . . . . . . . . . .         505           440
  Accounts receivable, less allowances
    of $630 and $583. . . . . . . . . . . . .      15,886        13,770
  Inventories . . . . . . . . . . . . . . . .       3,462         3,513
  Prepaid expenses. . . . . . . . . . . . . .         694           967
  Prepaid income taxes. . . . . . . . . . . .       3,103         1,687
  Deferred income taxes . . . . . . . . . . .       --              289
                                                 --------      --------
        Current assets. . . . . . . . . . . .      30,493        31,238

Property, plant and equipment, at cost. . . .      42,480        38,937
  Less: Accumulated depreciation
    and amortization. . . . . . . . . . . . .      24,107        21,711
                                                 --------      --------

Net property, plant and equipment . . . . . .      18,373        17,226

Goodwill & other intangible assets
  net of amortization . . . . . . . . . . . .      19,647         8,056
Equity in joint venture . . . . . . . . . . .       3,685         3,402
Dosimetry devices, net of amortization. . . .       4,393         4,121
Other assets. . . . . . . . . . . . . . . . .         106           195
                                                 --------      --------

                                                 $ 76,697      $ 64,238
                                                 ========      ========























The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES

         Condensed Consolidated Unaudited Balance Sheets (Cont'd.)
                       (000's, except share amounts)



                 LIABILITIES AND STOCKHOLDERS' INVESTMENT
                 ----------------------------------------

                                                June 30,  September 30,
                                                  2004        2003
                                               ---------- -------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . .    $    994      $  1,548
  Deferred contract revenue . . . . . . . . .      13,274        12,464
  Dividend payable. . . . . . . . . . . . . .       3,561         3,316
  Notes Payable . . . . . . . . . . . . . . .       5,946         --
  Accrued compensation and related costs. . .       2,055         1,459
  Accrued pension costs . . . . . . . . . . .       2,791         2,675
  Accrued taxes on income . . . . . . . . . .       1,288           507
  Deferred income taxes . . . . . . . . . . .       1,122          --
  Accrued expenses. . . . . . . . . . . . . .       3,213         2,860
                                                 --------      --------
        Current liabilities . . . . . . . . .      34,244        24,829

Minority interest in subsidiary . . . . . . .          60           984
                                                 --------      --------

Stockholders' investment:
  Preferred stock, $.10 par value per share -
    Authorized - 1,000,000 shares
    Outstanding - None. . . . . . . . . . . .       --            --
  Common stock, $.10 par value per share -
    Authorized - 20,000,000 shares
    Outstanding - 8,903,592 shares at
    6/30/04 and 8,843,723 shares at 9/30/03 .         890           884
  Premium paid in on common stock . . . . . .      13,625        12,207
  Cumulative translation adjustments. . . . .        (120)         (100)
  Retained earnings . . . . . . . . . . . . .      27,998        25,434
                                                 --------      --------
        Stockholders' investment. . . . . . .      42,393        38,425
                                                 --------      --------

                                                 $ 76,697      $ 64,238
                                                 ========      ========





















The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES

           Condensed Consolidated Unaudited Statements of Income
                     (000's, except per share amounts)


                               Three Months Ended    Nine Months Ended
                              -------------------  --------------------
                              June 30,   June 30,   June 30,   June 30,
                                2004       2003       2004       2003
                              --------   --------   --------   --------

Net Revenues. . . . . . . .   $ 17,203   $ 15,925   $ 52,242   $ 48,162

Cost and expenses:
  Cost of revenues. . . . .      6,436      6,097     18,938     17,542
  Selling, general and
    administrative. . . . .      4,050      3,690     12,561     10,875
  Impairment in value of
    assets. . . . . . . . .      --         --         --         2,750
                              --------   --------   --------   --------
                                10,486      9,787     31,499     31,167
                              --------   --------   --------   --------

Operating Income. . . . . .      6,717      6,138     20,743     16,995

Equity in income of
  joint venture . . . . . .        300        213        818        608

Other income, net . . . . .         (3)        42         64        102
                              --------   --------   --------   --------

Income before income taxes
  and minority interest . .      7,014      6,393     21,625     17,705

Income taxes. . . . . . . .      2,615      2,367      8,115      6,550
                              --------   --------   --------   --------

Income before minority
  interest. . . . . . . . .      4,399      4,026     13,510     11,155

Minority interest
  expense . . . . . . . . .          5        198        272        488
                              --------   --------   --------   --------

Net income. . . . . . . . .   $  4,394   $  3,828   $ 13,238   $ 10,667
                              ========   ========   ========   ========

Net income per common share:
  Basic . . . . . . . . . .   $   0.49   $   0.43   $   1.49   $   1.21
                              ========   ========   ========   ========
  Based on average shares
    outstanding . . . . . .      8,903      8,820      8,884      8,797
                              ========   ========   ========   ========

  Diluted . . . . . . . . .   $   0.49   $   0.43   $   1.48   $   1.20
                              ========   ========   ========   ========
  Based on average shares
    outstanding . . . . . .      8,976      8,910      8,961      8,881
                              ========   ========   ========   ========








The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES

         Condensed Consolidated Unaudited Statements of Cash Flows
                                  (000's)


                                                    Nine Months Ended
                                                  ---------------------
                                                   June 30,    June 30,
                                                     2004        2003
                                                   --------    --------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . .    $ 13,238    $ 10,667
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Asset impairment charge . . . . . . . . . .       --          2,750
    Depreciation. . . . . . . . . . . . . . . .       3,837       3,537
    Amortization. . . . . . . . . . . . . . . .         338         294
    Bad debt expense. . . . . . . . . . . . . .         140         196
    Equity in net income of foreign affiliate .        (818)       (608)
    Tax effect of stock options . . . . . . . .       1,425       1,144
    Increase in short-term investments. . . . .         (66)        (22)
    Increase in accounts receivable - net . . .      (2,255)     (1,835)
    (Increase) decrease in inventory. . . . . .           51     (1,407)
    Increase in prepaid expenses. . . . . . . .      (1,142)     (1,860)
    Net increase in other assets. . . . . . . .      (2,055)     (1,643)
    Decrease in accounts payable. . . . . . . .        (555)        (47)
    Increase in accrued liabilities . . . . . .       1,847         350
    Increase in deferred contract revenue . . .         809       1,441
    Increase in minority interest . . . . . . .         255         599
                                                   --------    --------
        Net cash provided from
          operating activities. . . . . . . . .      15,049      13,556

Cash flows from investing activities:
  Acquisition of property, plant and equipment.      (3,556)     (2,950)
  Acquisition of minority interest in
    LCIE-Landauer . . . . . . . . . . . . . . .     (10,404)      --
                                                   --------    --------
                                                    (13,960)     (2,950)

Cash flows from financing activities:
  Dividend received from foreign affiliate. . .         598         535
  Dividend paid to stockholders . . . . . . . .     (10,429)     (9,663)
  Dividends paid to minority interest . . . . .        (913)       (288)
  Net proceeds from revolving credit facility .       5,946       --
                                                   --------    --------

        Net cash used by
          financing activities. . . . . . . . .      (4,798)     (9,416)

Effect of foreign currency translation. . . . .         (20)        602
                                                   --------    --------

Net increase (decrease) in cash and
  cash equivalents. . . . . . . . . . . . . . .      (3,729)      1,792
Opening balance - cash and cash equivalents . .      10,572       7,627
                                                   --------    --------

Ending balance - cash and cash equivalents. . .    $  6,843    $  9,419
                                                   ========    ========







The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES

      Notes to Condensed Consolidated Unaudited Financial Statements
                               June 30, 2004


(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements reflect the financial position of Landauer, Inc. and Subsidiaries ("Landauer" or "the Company") as of June 30, 2004 and September 30, 2003, and the consolidated results of operations and cash flows for the three-month and nine-month periods ended June 30, 2004 and 2003. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Landauer as of June 30, 2004 and September 30, 2003, the consolidated statements of income for the three-month and nine month periods ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the three-month and nine-month periods ended June 30, 2004 and 2003.

      The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 2003 Landauer Annual Report on Form 10-K.

      Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the results of operations or financial position.

      The results of operations for the three-month and nine-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

(2)   CASH DIVIDENDS

      On June 4, 2004, the Company declared a regular quarterly cash dividend in the amount of $0.40 per share payable on July 9, 2004 to stockholders of record on June 18, 2004. On March 5, 2004, the Company declared a regular quarterly cash dividend in the amount of $ 0.40 per share payable on April 9, 2004 to stockholders of record on March 19, 2004.

On December 19, 2003, the Company declared a regular quarterly cash dividend in the amount of $0.40 per share payable on January 16, 2004, to stockholders of record on January 6, 2004.

      Regular quarterly cash dividends of $0.375 per share ($1.50 annually) were declared during fiscal 2003.

(3)   COMPREHENSIVE INCOME

      Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company's comprehensive income for the three and nine month periods ended June 30, 2004 and 2003 (000's):

                               Three Months Ended    Nine Months Ended
                              -------------------   -------------------
                              June 30,   June 30,   June 30,   June 30,
                                2004       2003       2004       2003
                              --------   --------   --------   --------
Net income. . . . . . . . .   $  4,394   $  3,828   $ 13,238   $ 10,667

Other comprehensive
 income-Foreign currency
 translation adjustment . .       (471)       317         20        602
                              --------   --------   --------   --------
Comprehensive income. . . .   $  3,923   $  4,145   $ 13,258   $ 11,269
                              ========   ========   ========   ========

                      LANDAUER, INC. AND SUBSIDIARIES

                               June 30, 2004


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

      The following table presents the weighted average number of shares of common stock for the three and nine month periods ended June 30, 2004 and 2003 (000's):
                               Three Months Ended    Nine Months Ended
                              -------------------  --------------------
                              June 30,   June 30,   June 30,   June 30,
                                2004       2003       2004       2003
                              --------   --------   --------   --------

Weighted average number
  of shares of common
  stock outstanding . . . .      8,903      8,820      8,884      8,797

Options issued to
  executives. . . . . . . .         73         90         77         84
                              --------   --------   --------   --------

Weighted average number
  of shares of common
  stock assuming
  dilution. . . . . . . . .      8,976      8,910      8,961      8,881
                              ========   ========   ========   ========

(5)   STOCK-BASED COMPENSATION PLANS

      The Company maintains stock option plans for key employees ("Employees' Plan"). It also maintains a stock option plan for its non-employee directors. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under APB Opinion No. 25 no compensation cost is recognized except for performance based grants, whereas under FASB 123 compensation costs are recognized based on the fair-value method of the stock options granted which is calculated using certain assumptions about future volatility and dividend growth. In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of SFAS No. 123." SFAS No. 148 requires pro-forma disclosure in both annual and quarterly financial statements of net earnings and earnings per share as if the fair-value method of accounting had been applied as required by SFAS 123. Had compensation cost for these plans been determined consistent with SFAS
No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share in each period would have been as follows (000's except per share data):

                      LANDAUER, INC. AND SUBSIDIARIES

                               June 30, 2004


                               Three Months Ended    Nine Months Ended
                              -------------------  --------------------
                              June 30,   June 30,   June 30,   June 30,
                                2004       2003       2004       2003
                              --------   --------   --------   --------
Net income, as reported . .   $  4,394   $  3,828   $ 13,238   $ 10,667
Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value based method
  for all awards, net of
  related tax effects . . .        356         56        896        167
                              --------   --------   --------   --------
Pro forma net income. . . .   $  4,038   $  3,772   $ 12,342   $ 10,500
                              ========   ========   ========   ========
Earnings per share:
  Basic - As Reported . . .   $   0.49   $   0.43   $   1.49   $   1.21
                              ========   ========   ========   ========
  Basic - Pro Forma . . . .   $   0.45   $   0.43   $   1.39   $   1.19
                              ========   ========   ========   ========

  Diluted - As Reported . .   $   0.49   $   0.43   $   1.48   $   1.20
                              ========   ========   ========   ========
  Diluted - Pro Forma . . .   $   0.45   $   0.42   $   1.38   $   1.18
                              ========   ========   ========   ========

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

(7)   PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

      In December 2003 the Financial Accounting Standards Board (FASB) released revised FASB Statement No. 132 (FAS 132R), a revision to FAS 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. The revised standard provides required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements. The revised standard replaces existing pension disclosure requirements. FAS 132R requires additional disclosure about the assets, obligations, cash flow, and net periodic benefit costs of defined benefit pension plans and other post retirement benefit plans. It also requires public entities to disclose (a) the amount of net periodic benefit cost recognized and (b) the total amount of the employer's contribution paid, in all interim financial statements beginning after December 15, 2003.

                      LANDAUER, INC. AND SUBSIDIARIES

                               June 30, 2004


      The components of net periodic benefit cost for pension and retiree medical plans are as follows:

                               Pension Benefits       Other Benefits
                              -------------------   -------------------
                                  For the three months ended June 30,
                            -------------------------------------------
    In $000's                   2004       2003       2004       2003
                              --------   --------   --------   --------
Components of net periodic
 cost:
  Service Cost. . . . . . .   $    250   $    215   $     25   $     21
  Interest Cost . . . . . .        247        226         20         16
  Expected return on plan
    assets. . . . . . . . .       (162)      (140)     --         --
  Amortization of
    transition assets . . .         (2)        (2)         6          6
  Amortization of prior
    service cost. . . . . .         39         39          4          4
  Recognized net actuarial
    loss. . . . . . . . . .         30         23          3      --
                              --------   --------   --------   --------
Net periodic benefit cost .   $    402   $    361   $     58   $     47
                              ========   ========   ========   ========

                                   For the nine months ended June 30,
                            -------------------------------------------
                                2004       2003       2004       2003
                              --------   --------   --------   --------
Components of net periodic
 cost:
  Service Cost. . . . . . .   $    750   $    645   $     75   $     63
  Interest Cost . . . . . .        741        678         60         48
  Expected return on plan
    assets. . . . . . . . .       (486)      (420)     --         --
  Amortization of
    transition assets . . .         (6)        (6)        18         18
  Amortization of prior
    service cost. . . . . .        117        117         12         12
  Recognized net actuarial
    loss. . . . . . . . . .         90         69          9      --
                              --------   --------   --------   --------
Net periodic benefit cost .   $  1,206   $  1,083   $    174   $    141
                              ========   ========   ========   ========

      The Company made $792,957 in pension contributions in the first fiscal quarter of 2004 and has not made any additional contributions.

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization act of 2003 (the "Act") was signed into law. The Company has determined the effect of the Act, if any, on the retirement medical plan will have no material impact on its consolidated statements. Consequently, measures of the accumulated postretirement benefit obligation or net periodic benefit cost do not reflect any effects of the Act on the plan.

                      LANDAUER, INC. AND SUBSIDIARIES

                               June 30, 2004


(8)   ACQUISITION OF MINORITY INTEREST IN LCIE- LANDAUER

      In April 2004 Landauer, Inc. consummated an agreement with Bureau Veritas ("BV") to acquire the 49% minority interest in LCIE-Landauer, Ltd. owned by BV's subsidiary, Laboratoire Central Industries des Electriques ("LCIE"), for $10.4 million in cash. The purchase price was allocated based on estimates of fair value as determined by an independent third party valuation consultant. Substantially all the purchase price, plus deferred tax liabilities recorded, was allocated to intangible assets including $3.9 of customer lists (amortized over the estimated useful life of 15 years) and goodwill of $7.9 million. Had the acquisition occurred at the beginning of the periods presented, unaudited net income of the company on a proforma basis would have been as follows:


                                    Unaudited, in $000 (except EPS)
                             Quarter Ended June 30 Year to Date June 30
                             --------------------- --------------------
                                2004       2003       2004       2003
                              --------   --------   --------   --------

Proforma Net Income . . . .   $  4,394   $  3,937   $ 13,283   $ 10,922

Diluted earnings
  per share . . . . . . . .   $   0.49   $   0.44   $   1.48   $   1.23

      The unaudited proforma net income is for illustrative purposes only and is not necessarily indicative of the financial results had the acquisition actually occurred at the beginning of the periods presented.

      Landauer funded the purchase price from a combination of working capital funds ($2.7 million), and $7.7 million borrowed under a credit facility obtained in April 2004. This $25 million credit facility is annually renewable upon agreement of the parties and will mature in April 2005. At June 30, 2004, outstanding borrowings under the credit agreement (net of a $1.8 million principal payment made during the third quarter) were $5.9 million. The loan is denominated in Euros and bears interest at the applicable EURIBO rate plus 1.25% per annum. At June 30, 2004, the loan is based upon the 60 day EURIBO rate and is fixed at 3.3% until August 31, 2004, at which time the Company will execute a new EURIBO election notice and specify the interest period and rate for the remaining balance of the advance under the terms of the credit agreement.

      The proceeds from borrowings under the credit agreement can be used to repay certain indebtedness, finance certain acquisitions, and provide for working capital and general corporate purposes.

      The Company is subject to certain covenants and restrictions and must meet certain financial tests under the Credit Agreement. The Company was in compliance with such covenants, restrictions and financial tests at June 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

OVERVIEW

      Landauer is the leading provider of analytical services to determine occupational and environmental radiation exposure. For 50 years, the Company has provided complete radiation dosimetry services to hospitals, medical and dental offices, universities, national laboratories, and other industries in which radiation poses a potential threat to employees. Landauer's services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from clients, and the analysis and reporting of exposure findings. These services are provided to customers in the U.S., Japan, France, the United Kingdom, Brazil, Canada and China.

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

LIQUIDITY AND CAPITAL RESOURCES

      Landauer's cash flow from operating activities for the nine months ended June 30, 2004 and 2003 amounted to $15,049,000 and $13,556,000, respectively. Acquisitions of property, plant and equipment amounted to $3,556,000 and $2,950,000, respectively, for fiscal 2004 and 2003. The
Company's financing activities consisted of borrowing $7,725,000 from and making a $1,779,000 principal payment to its revolving credit facility, payments of cash dividends, offset by foreign dividends received from Nagase-Landauer, Ltd., our Japanese joint venture, and SAPRA-Landauer, Ltda., our subsidiary in Brazil.

      The Company had no long-term liabilities at June 30, 2004 and its requirement for cash flow to support investing activities is generally limited. Since the credit agreement described below is renewed each year, borrowings thereunder are classified as current liabilities. Capital expenditures for the balance of fiscal 2004 are expected to amount to approximately $2,300,000 principally for the acquisition of equipment to support the Company's introduction of the InLight product line, introduction of new products, the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

      In April 2004 the Company negotiated a new line of credit provided with LaSalle Bank, ABN AMRO. This credit facility provides funds to be used for working capital and other general corporate purposes. The credit agreement is annually renewable upon agreement of the parties. The credit agreement provides the Company with the option of electing to borrow funds denominated in US dollars or Euros that bear interest rates based on the Federal Funds rate, Prime rate, EURIBO or LIBOR; it also contains certain covenants including a covenant for minimum tangible net worth. As of April 30, 2004 the Company was in compliance with all of the covenants. As disclosed in Note 8, in April 2004 the Company borrowed $7.7 million dollars under this facility as part of funding the acquisition of the remaining 49% minority interest in LCIE - Landauer, Ltd. During the third fiscal quarter the Company made a principal payment of $1,779,000 as well as an interest payment of $30,000. In the event the credit facility is not renewed at maturity, it is expected that cash on hand, and cash flow from operations will be sufficient to satisfy the obligation. In the opinion of management, cash flow from operations and the Company's borrowing capacity under this line of credit are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program. From time to time, the Company may have the opportunity to make investments for acquisitions or other purposes that are in excess of these sources of liquidity. In that event, the Company may seek additional sources of liquidity to fund such investments.

      Landauer requires limited working capital for its operations since many of its customers are invoiced for services in advance. Such advance billings amounted to $13,274,000 and $12,464,000, respectively, as of June 30, 2004 and September 30, 2003, and are included in the balance sheet under the caption "Deferred contract revenue". While these amounts included in deferred contract revenue represent almost one-half of current liabilities, such amounts generally do not represent a cash requirement.

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

RESULTS OF OPERATIONS

QUARTERLY RESULTS

      Revenues for the quarter just ended were $17,203,000, an 8.0% increase compared with revenues of $15,925,000 for the same quarter in fiscal 2003. Revenue growth for the current quarter primarily occurred as a result of higher pricing and slightly higher unit demand for the Company's products and services in the U.S. InLightTM system revenues, as well as currency gains and somewhat higher volume from operations in Europe, Asia and Brazil also contributed. Approximately 80% of revenue growth was derived from traditional domestic measurement and reporting services during the quarter.

      Gross margins were 62.6% of revenues for the third quarter of fiscal 2004, slightly improved from the 61.7% reported for the same period in 2003. Cost of goods sold were $339,000 or 5.6% higher than fiscal 2003, primarily a result of increased domestic overhead costs including indirect labor and employee benefits, $104,000, depreciation, $86,000, as well as currency related foreign overhead costs, $162,000.

      Selling, general and administrative expenses in the third quarter of fiscal 2004 were $360,000 or 9.8% higher versus a year ago due to incentive compensation expense $137,000, professional fees, $82,000, research costs, $82,000 and $68,000 amortization of intangibles associated with the acquisition of the balance of LCIE-Landauer at the beginning of the quarter. Resulting operating income for the third quarter of fiscal 2004 was $6,717,000, an increase of $579,000 or 9.4% compared with $6,138,000 reported for the same quarter in 2003.

      Other income for the second quarter amounted to $297,000 compared with $255,000 a year earlier; the increase relates to higher income from Nagase-Landauer, Ltd., the Company's joint venture in Japan.

      The effective tax rate for the Company was 37.3% compared with 37.0% for the third quarter of fiscal 2003. Third quarter earnings were impacted by the elimination of $193,000 of minority interest associated with ownership of 100% of LCIE-Landauer for the full quarter. Resulting net income for the third quarter amounted to $4,394,000 or $0.49 per diluted share, compared with $3,828,000, or $0.43 per diluted share, in the same quarter in fiscal 2003.

NINE MONTHS RESULTS

      Revenues for the nine months ended June 30, 2004, were $52,242,000 or 8.5% greater than $48,162,000 reported for the same period in fiscal 2003. Domestic revenue growth, representing almost two-thirds of the increase, resulted from improved pricing and modestly higher volume for measurement and reporting services. Higher international revenues resulted from a weak U.S. dollar and some pricing and unit gains in most foreign markets.

      Gross margins for the first nine months of fiscal 2004 were 63.7% of revenues, comparable with the 63.6% reported a year ago. Cost of revenues increased $1,396,000 or 8.0% from the same period in the prior year.
Direct and indirect labor and the associated employee benefits (related primarily to medical claims and pension) costs were $548,000 higher than a year ago, as were direct materials, $334,000. Costs rose both domestically and abroad with the international portion ($191,000) primarily attributable to currency translation.

      Selling, general, and administrative expenses in the first nine months of fiscal 2004 were $1,686,000 or 15.5% higher than a year ago. The year-to-date increase in selling, general and administrative expenses relates to incentive compensation, $483,000; increased labor and benefits, $303,000; professional fees, $245,000; as well as higher foreign expenses, $627,000, some of which is currency translation related. Selling, general, and administrative expenses were 24.0% of revenues for the first nine months of fiscal 2004 compared to 22.6% for the first nine months of fiscal 2003. Fiscal 2003 results included a non-cash charge in the amount of $2,750,000, or $0.19 per diluted share (after income tax benefit computed at a marginal rate of 39.7%), for costs associated with the impairment in value of assets related to Landauer's Aurion service. Resulting operating income thus far in fiscal 2004 was $20,743,000, an increase of $3,748,000 compared with the same period in 2003.

      Other income for the first nine months of fiscal 2004 amounted to $882,000 compared with $710,000 a year earlier. Most of the increase relates to higher income from Nagase-Landauer, Ltd., the Company's joint venture in Japan.

      The effective tax rate was 37.5% compared with 37.0% for the same period of fiscal 2003. The reduction in minority interest compared with a year ago reflects the acquisition of the balance of LCIE-Landauer at the beginning of the third quarter. Resulting net income of $13,238,000 or $1.48 per diluted share, compared with $10,667,000, or $1.20 per diluted share for the same period in fiscal 2003.

OUTLOOK FOR BALANCE OF FISCAL 2004

      Landauer's business plan and outlook anticipates that revenue growth for the year is expected to be in the range of 7 to 8%, evenly distributed among the Company's traditional revenue sources. Domestic revenue growth is expected to occur as a result of pricing, moderate unit growth and increased sales of ancillary services and products. International revenue growth is expected to benefit moderately from a weak U.S. dollar, although the impact of such comparisons has diminished. Additionally, international revenue growth is expected to result from higher pricing and increased units.

      Aggregate costs and operating expenses for fiscal 2004 are expected to be moderately higher than fiscal 2003 levels, largely reflecting the absence of a $2.8 million non-cash impairment charge that occurred in 2003, offset by higher costs in 2004. Net other income is anticipated to be slightly higher than a year ago and the effective income tax rate for fiscal 2004 is expected to be 37.5%. The recent acquisition of the balance of LCIE-Landauer will eliminate minority interest for that entity. Resulting net income for 2004 is anticipated to be higher by 18 - 20% compared with fiscal 2003.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51,"
("FIN 46"). FIN 46 clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46(R), "Consolidation of Variable Interest Entities," which represents a revision to FIN 46. The provisions of FIN 46(R) are effective for interests in variable interest entities as of the first interim, or annual, period ending after December 15, 2003. In addition, FIN 46(R) requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filing issued after January 31, 2003. The Company is evaluating under FIN 46(R) pre-existing joint venture entities. The Company does not expect that the adoption of FIN 46(R) will have any impact on its financial statements and results of operations.

      On November 17, 2003, the FASB issued the final FASB Staff Position
(FSP) FAS 150-3, "Effective Date for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150 (FAS 150), 'Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.'" The final FSP affects how public and nonpublic entities classify, measure, and disclose certain mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries and mandatorily redeemable financial instruments and (b) requires entities that have already adopted FAS 150 to rescind the adoption of certain provisions of FAS 150 and to permit them to present the adoption of the FSP either by restating previously issued financial statements or as a cumulative effect in the period of adoption. The Company has analyzed its financial instruments in light of FAS 150 and has determined that this statement is not applicable to its financial position and that the adoption of this statement has no material impact on its consolidated statements.

      In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which revises or rescinds portions of the interpretive guidance included in SAB No. 101, "Revenue Recognition in Financial Statements," in order to make the guidance consistent with authoritative accounting and auditing guidance and with SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in the United States generally accepted accounting principles.

The adoption of SAB No. 104 did not have any impact on the Company's financial position or results of operations.

      On December 23, 2003 the FASB released revised FASB Statement
No. 132R (FAS 132R), "Employers' Disclosures about Pensions and Other Postretirement Benefits". The revised standard provides required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements. The requirements of the standard are effective for public entities for fiscal years ending after December 15, 2003 and for quarters beginning after December 15, 2003. The Company implemented the required disclosure provisions in the quarter ending March 31, 2004.

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

      The FSP is effective for interim and annual financial statements of fiscal years ending after December 7, 2003. The Company's post retirement benefits are not based on the retirees' Medicare benefits received. As such, the Company has analyzed its postretirement benefit costs in light of FSP 106-1 and has determined that the adoption of this statement has no material impact on its consolidated statements.



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

ITEM 4.  CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures as of June
 30, 2004 were effective in ensuring information required to be disclosed on this Form 10-Q was recorded, processed, summarized and reported on a timely basis. There have been no changes in the Company's internal control over financial reporting that occurred during the period ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      Landauer is involved in various legal proceedings but believes that these matters will be resolved without a material effect on its financial position.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      On July 22, 2004, Landauer filed a report on form 8-K related to its earnings press release for the same day.

      Exhibit 10.1 Credit Agreement between Landauer, Inc. and LaSalle Bank N.A. dated April 13, 2004.

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


                                    LANDAUER, INC.
Date: August 12, 2004


                                    /s/ James M. O'Connell
                                    ------------------------------
                                    James M. O'Connell
                                    Vice President and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)