Form 10-K
period 2004-09-30
LANDAUER INC
filed 2004-12-13
CIK 825410

Securities and Exchange Commission                         FORM 10-K
Washington, DC 20549



                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 2004

                         Commission File Number 1-9788

                                LANDAUER, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  DELAWARE                         06-1218089
      ---------------------------------        ----------------------
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

      As of March 31, 2004 the aggregate market value of the voting and nonvoting common equities (based upon the closing price on the New York Stock Exchange) held by non-affiliates was approximately $370,000,000. The number of shares of common stock ($.10 per value) outstanding as of December 10, 2004 was 8,949,123.

      Registrant's 2004 Annual Report to shareholders is incorporated by reference into Part II and certain portions of the Registrant's definitive Proxy Statement in connection with the February 3, 2005 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into
Part III of this Annual Report on Form 10-K.

                                     INDEX



Item                                                               Page
----                                                               ----

PART I
      1.    Business
              General Description . . . . . . . . . . . . . . .       1
              Marketing and Sales . . . . . . . . . . . . . . .       2
              Patents . . . . . . . . . . . . . . . . . . . . .       3
              Raw Materials . . . . . . . . . . . . . . . . . .       3
              Competition . . . . . . . . . . . . . . . . . . .       3
              Research and Development. . . . . . . . . . . . .       4
              Environmental and Other Governmental
               Regulations. . . . . . . . . . . . . . . . . . .       4
             Employees and Labor Relations. . . . . . . . . . .       4
      2.    Properties. . . . . . . . . . . . . . . . . . . . .       5
      3.    Legal Proceedings . . . . . . . . . . . . . . . . .       5
      4.    Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . . . . .       5
      4A.   Executive Officers of the Registrant. . . . . . . .       5

PART II
      5.    Market for Registrant's Common Stock,
             Related Stockholder Matters and
             Issuer Purchases of Equity Securities. . . . . . .       6
      6.    Selected Financial Data . . . . . . . . . . . . . .       6
      7.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations. . .       7
      7A.   Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . . . . .      15
      8.    Consolidated Financial Statements and
              Supplementary Data
              Consolidated Balance Sheets . . . . . . . . . . .      18
              Consolidated Statements of Income . . . . . . . .      20
              Consolidated Statements of Stockholders'
               Investment and Comprehensive Income. . . . . . .      21
            Consolidated Statements of Cash Flows . . . . . . .      22
            Notes to Consolidated Financial Statements. . . . .      24
            Report of Independent Registered
             Public Accounting Firms. . . . . . . . . . . . . .      38
      9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure . . . . . .      39
      9A.   Controls and Procedures . . . . . . . . . . . . . .      39
      9B.   Other Information . . . . . . . . . . . . . . . . .      39

PART III
      10.   Directors and Executive Officers
             of the Registrant. . . . . . . . . . . . . . . . .      39
      11.   Executive Compensation. . . . . . . . . . . . . . .      40
      12.   Security Ownership of Certain Beneficial
             Owners and Management and Related
             Stockholder Matters. . . . . . . . . . . . . . . .      40
      13.   Certain Relationships and Related Transactions. . .      40
      14.   Principal Accountant Fees and Services. . . . . . .      40

PART IV
      15.   Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . . . . .      40
              Financial Statements. . . . . . . . . . . . . . .      40
              List of Exhibits. . . . . . . . . . . . . . . . .      40
              Signatures of Registrant and Directors. . . . . .      43
              Quarterly Financial Data (Unaudited). . . . . . .      44

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

      The Company offers a service for measuring, primarily through optically stimulated luminescent ("OSL") badges worn by client personnel, the dosages of x-ray, gamma radiation and other penetrating ionizing radiations to which the wearer has been exposed. This technology is marketed under the trade name Luxel<registered trademark>. While most of the Company's revenues are domestic, these services are also marketed by Landauer in Canada and by its subsidiaries in other parts of the world. As of October 1, 1998, the Company acquired a 75% interest in SAPRA-Landauer, Ltda., which provides radiation dosimetry services in Brazil. As of December 28, 1998, SAPRA-Landauer acquired the radiation dosimetry service business formerly conducted by REM in Sao Paulo, Brazil. During July 1999, the Chinese government approved the Company's joint venture agreement with China National Nuclear Corporation to form Beijing-Landauer, Ltd., which provides radiation monitoring services in China. Landauer, Inc. owns a 70% interest in Beijing Landauer.

      On April 2, 2002, the Company completed an agreement to merge its European operations with the radiation monitoring business operated by Laboratoire Central des Industries Electriques ("LCIE"), a wholly-owned subsidiary of Bureau Veritas ("BV"), a professional services company involved in quality, health and safety, and environmental management. Under the agreement, Landauer exchanged its United Kingdom radiation monitoring business and certain technologies for a 51% controlling interest in the new company named LCIE-Landauer, Ltd. LCIE contributed its radiation monitoring business, all of which is located in France. LCIE-Landauer has its headquarters and laboratory at the current LCIE location in Fontenay-aux-Roses, a Paris suburb. LCIE-Landauer serves France-based customers from this location and will continue to serve the United Kingdom customers from Oxford, England. Additionally, as part of the formation of the new entity LCIE-Landauer purchased the Philips France radiation monitoring business.

      In April 2004, Landauer, Inc. consummated an agreement with BV to acquire the remaining 49% minority interest in LCIE-Landauer, Ltd. owned by BV's subsidiary, LCIE, for $10.4 million in cash.

      Landauer's activities also include the operations of Nagase-Landauer, Ltd., a 50%-owned joint venture in Japan involved in radiation monitoring in that country. Nagase-Landauer commenced operations in 1974.

      Landauer's InLight[TM] dosimetry system, introduced in 2003, provides small and mid-sized in-house and commercial laboratories with the ability to offer a complete radiation monitoring service using OSL technology. The system is based on the Company's propriety technology and instruments and dosimetry devices developed by Mitsushita Industrial Equipment Company and allows customers the flexibility to tailor their precise dosimetry needs.

      Landauer's operations include services for detecting radon gas and its wholly-owned subsidiary, HomeBuyer's Preferred, Inc., offers a radon monitoring service and, when necessary, remediation to purchasers of personal residences. The service is targeted to corporate employee relocation programs that have generally regarded radon as a serious environmental hazard.

      Landauer operates a crystal manufacturing facility in Stillwater, Oklahoma that it acquired in August 1998. Crystal material is a component in the Company's OSL technology.

      The Company's shares are listed on the New York Stock Exchange. As of September 30, 2004, there were 8,945,665 shares outstanding. The trading symbol is LDR.

      As a reporting company, Landauer is subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and, accordingly, files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, Landauer's public filings are maintained on the SEC's Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. In addition, Landauer's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be accessed free of charge through Landauer's website as soon as reasonably practicable after Landauer has electronically filed such material with, or furnished it to, the SEC. The address of Landauer's website is http://www.landauerinc.com.

MARKETING AND SALES

      Landauer's dosimetry services are marketed in the US and Canada primarily by full-time Company personnel located in Illinois, California, Connecticut, Georgia, and Texas. The Company's services are marketed through ventures in Japan, Brazil and China, as well as its wholly owned subsidiary operating in the United Kingdom and France. Other firms and individuals market the Company's services on a commission basis, primarily to small customers.

      Worldwide, the Company and its affiliates serve more than 60,000 customers representing approximately 1.5 million individuals. Typically, a client will contract for a year's service in advance, representing monthly, bimonthly or quarterly badges, readings, and reports. Sales are made principally on a subscription basis. Customer relationships in the radiation monitoring market served by the Company are generally stable and recurring. Deferred contract revenue, as shown on the consolidated balance sheet, represents advance payment for services to be rendered. At September 30, 2004 and 2003, deferred contract revenue was $12,554,000 and $12,464,000, respectively.

      The Company's radiation monitoring services are largely based on the Luxel dosimeter system in which all analyses are performed at the Company's laboratories in Glenwood, Illinois. Luxel employs the Company's proprietary optically stimulated luminescence (OSL) technology. Recently, the Company introduced the InLight dosimetry system that enables certain customers to make their own OSL measurements where results are needed faster than permitted in the traditional subscription service business model. InLight is marketed to the smaller radiation measurement laboratories found at nuclear power plants, military installations and various national research laboratories operated for the Department of Energy. InLight also forms the basis for Landauer's European venture and other future ventures that might occur where local requirements preclude using a US or other foreign-based laboratory. The medical physics market where the need to perform dosimetry associated with the use of radiation in diagnostic and therapeutic radiology is also served by the InLight product line.

      Radon gas detection kits are marketed directly by the Company to institutional customers and government agencies.

      The HomeBuyer's Preferred<registered trademark> Radon Protection Plan service agreement is marketed directly by the Company to companies and to their corporate relocation service providers for the benefit of purchasers of residences incident to transfers of personnel.

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

      As of September 30, 2004, the Company is using OSL technology to provide dosimetry services to essentially all of its domestic and many of its international customers. These licenses and systems represent an important proprietary component of the OSL based radiation monitoring services and products sold under the trade names Luxel, Luxel+ and InLight. Additionally, the Company holds certain patents that relate to various dosimeter designs. These patents expire in 2017.

      The Company believes that its business is primarily dependent upon the Company's technical competence, the quality, reliability and price of its services and products and its prompt and responsive performance.

      Rights to inventions of employees working for Landauer are assigned to the Company.

RAW MATERIALS

      The Company has multiple sources for many of its raw materials and supplies, and believes that the number of sources and availability of items are adequate. Landauer internally produces certain of its requirements, such as OSL detector materials and plastic badge holders. All crystal materials used in the Company's OSL technology are produced at the Company's crystal manufacturing facility in Stillwater, Oklahoma. The InLight[TM] dosimetry system and its components are manufactured by Matsushita Industrial Equipment Company under an exclusive agreement.

COMPETITION

      In the United States, Landauer competes against a number of dosimetry service providers. One of these providers, Global Dosimetry Solutions, Inc. is a significant competitor with substantial resources. Other competitors in the United States providing dosimetry services tend to be smaller companies, some of which operate on a regional basis.

      Outside of the United States, radiation monitoring activities are conducted by a combination of private entities and government agencies. The Japanese market is served by the Company through its 50%-owned joint venture, Nagase-Landauer, Ltd. In early 1995, the Company began offering radiation monitoring services to customers in Canada following approval of the Company's devices by Canadian authorities. The Company began offering service to customers in China during fiscal 2000. Customers in Brazil are served through the Company's joint venture, SAPRA-Landauer, Ltda., while customers in the United Kingdom and France are served through the Company's wholly owned subsidiary LCIE-Landauer Ltd. by its laboratory in suburban Paris, France and sales office in Oxford, England.

      In the United States, most government agencies, such as the Department of Energy and Department of Defense, have their own in-house radiation monitoring services. Additionally, many large private nuclear power plants have their own in-house radiation monitoring services.

      The Company competes on the basis of advanced technologies, competent execution of these technologies, the quality, reliability and price of its services, and its prompt and responsive performance. The Company's InLight[TM] dosimetry system, while competitive with a number of systems offered by other companies, provides the only OSL-based radiation protection monitoring system available.

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

RESEARCH AND DEVELOPMENT

      Presently, research efforts seek to expand the use of OSL, particularly as it applies to radiation measurements in therapeutic and diagnostic radiology and nuclear medicine, as well as environmental radiation dosimetry. The InLight[TM] dosimetry system recently released for commercial application enables the Company's subsidiaries and other small dosimetry laboratories an economical approach to practice the OSL technology.

      The Company's technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. The development of OSL dosimetry, announced in 1994, was funded by the Company in its collaborative effort with Battelle Memorial Institute and Oklahoma State University. The Company commercialized this technology beginning in 1998 and has converted most of its customers to the new technology.

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

      Many of the Company's technology based services must comply with various national and international standards that are used by regulatory and accreditation bodies for approving such services and products. These accreditation bodies include, for example, the National Voluntary Laboratory Accreditation Program in the U.S. and governmental agencies, generally, in international markets. Changes in these standards and accreditation requirements can result in the Company having to incur costs to adapt its offerings and procedures. Such adaptations may introduce quality assurance issues during transition that need to be addressed to ensure timely and accurate analyses and data reporting. Additionally, changes affecting radiation protection practices, including new understandings of the hazards of radiation exposure and amended regulations, may impact how the Company's services are used by its customers and may in some circumstances cause the Company to alter its products and delivery of its services.

EMPLOYEES AND LABOR RELATIONS

      As of September 30, 2004, the Company employed approximately 425 full-time employees worldwide. Landauer believes its relations with its employees are good.

ITEM 2.  PROPERTIES

      Landauer owns three adjacent buildings totaling approximately 60,000 square feet in Glenwood, Illinois, about 30 miles south of Chicago. The properties house the Company's administrative offices, laboratory, assembly and reading operations and warehouse. The properties and equipment of the Company are in good condition and, in the opinion of management, are suitable and adequate for the Company's operations. The Company maintains a crystal growth facility in Stillwater, Oklahoma and maintains laboratories in Japan, Brazil, China, and France, as well as a sales office in Oxford England.


ITEM 3.  LEGAL PROCEEDINGS

      From time to time the Company is involved in certain legal proceedings. As of September 30, 2004, no material legal proceedings were pending that involved the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company are as follows:

NAME OF OFFICER         AGE  POSITION

Brent A. Latta          61   President and Chief Executive Officer
James M. O'Connell      57   Vice President, Finance, Treasurer,
                             Secretary, and Chief Financial Officer
R. Craig Yoder          52   Senior Vice President, Marketing and
                             Technology
Robert M. Greaney       51   Vice President - Operations

      All of the Company's executive officers have been employed by the Company for more than ten years. Mr. Latta, who joined the Company in April 1987 as Vice President, had for more than five years previously been Vice President, Marketing of Sherwood Medical Company, a manufacturer and distributor of medical products. Prior to being elected President and Chief Executive Officer in 1998, Mr. Latta served as the Vice President-Marketing of the Company. Mr. O'Connell, prior to joining the Company in September 1990, served in various financial capacities in the telecommunications, manufacturing and financial services industries. Dr. Yoder was elected to his position after serving as the Company's Vice President of Operations since 1994 and Technology Manager since joining in 1983. Prior to joining the Company, he was a member of the senior technical staff at Pennsylvania Power and Light, and at Battelle Pacific Northwest Laboratory. Mr. Greaney was elected to his position in February 2001. He has held positions of increasing responsibility involving operations and project management since joining the Company in 1973.

      There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's Common Stock is traded on the New York Stock Exchange under the trading symbol LDR since its listing in January 2002. Prior to that the Company's Common Stock was traded on the American Stock Exchange. A summary of market prices of the Company's Common Stock is set forth in the table on page 44 of this Annual Report on Form 10-K. On December 10, 2004, there were approximately 600 shareholders of record. The Company believes that there are approximately 2,000 beneficial owners of its Common Stock. There were no sales of unregistered securities of the Company and no purchases of equity securities of the Company during fiscal 2004, by the Company.

      The Company has paid regular quarterly cash dividends since January 1990. The Company also paid special cash dividends in 1990 and 1992. On November 12, 2004, the Company announced that it had increased the regular quarterly cash dividend by 6% to $0.425 per share for the first quarter of fiscal 2005. This increase represents an annual rate of $1.70 per share compared with $1.60 paid in fiscal 2004. A summary of cash dividends paid for the last two years is set forth in the table on page 44 of this Annual Report on Form 10-K.


ITEM 6.  SELECTED FINANCIAL DATA

      A summary of selected financial data for the last six years is set forth on page 1 of the Company's Annual Report to Stockholders accompanying this Annual Report on Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

      Landauer is the leading provider of analytical services to determine occupational and environmental radiation exposure. For 50 years, the Company has provided complete radiation dosimetry services to hospitals, medical and dental offices, universities, national laboratories, and other industries in which radiation poses a potential threat to employees. Landauer's services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from clients, and the analysis and reporting of exposure findings. These services are provided to approximately 1.5 million individuals in the U.S., Japan, France, the United Kingdom, Brazil, Canada, China, Australia and other countries.

      Landauer's InLight[TM] dosimetry system, introduced in 2003, provides small and mid-sized in-house and commercial laboratories with the ability to offer a complete radiation monitoring service using optically stimulated luminescence ("OSL") technology. The system is based on the Company's propriety technology and instruments and dosimetry devices developed by Matsushita Industrial Equipment Company and allows customers the flexibility to tailor their precise dosimetry needs.

      Landauer's operations include services for detecting, monitoring and, if necessary, remediating radon gas.

      Landauer operates a mature business, and growth in numbers of customers is modest. In recent years the Company's strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has been developing new platforms and formats for its OSL technology, such as InLight, to gain access to markets where the Company previously did not have a significant presence, such as smaller in-house and commercial laboratories. Revenue growth in recent years has occurred as a result of increased prices for certain services, entry into new markets through joint ventures and acquisitions, modest unit growth and new ancillary services and products.

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

RESULTS OF OPERATIONS

FISCAL 2004 COMPARED TO FISCAL 2003

      Revenues reported for fiscal 2004 were $69,809,000, an increase of 7.7% compared with revenues of $64,818,000 reported for fiscal 2003. Domestic revenue growth during fiscal 2004, at 6.4%, was attributable to gains in pricing, unit volume and ancillary service fees for the Company's core radiation monitoring business. International revenue growth was more than 14% for the year and reflected favorable currency translation, pricing gains and unit volume in most foreign markets.

      The comparison of 2004 results with a year ago reflects the recognition of a non-cash asset impairment charge in the amount of $2,750,000 in 2003, offset by lower incentive compensation expense in the amount of $500,000. The resulting decline in fiscal 2003 operating income of $2,250,000 lowered diluted earnings per share by $0.15 (after income tax benefit of $894,000). Exclusive of the non-cash charge, costs and expenses for fiscal 2004 grew by $3,878,000 due to increased labor, incentive compensation and employee benefits expenses, $1,977,000 combined; costs associated with foreign operations, $887,000, impacted by expansion and currency translation; depreciation, $524,000; professional fees, $211,000 and direct materials, $206,000. The increased costs and expenses were impacted by the development of the InLight product line and the introduction of Luxel+<registered trademark>. Net other income was $80,000 higher in 2004 as Nagase-Landauer, Ltd. earnings improved $216,000 from 2003, offset by lower net interest income of $136,000 due to financing costs associated with the acquisition of the remaining interest in LCIE-Landauer earlier this year. The effective tax rate for 2004 was 37.4% compared with 36.9% for 2003. Net income for fiscal 2004 was $17,770,000, an increase of 18.3% compared with net income of $15,019,000 for fiscal 2003; $369,000 of the net income increase is attributable to foreign currency. Diluted earnings per share for fiscal 2004 were $1.98 compared with $1.69 reported a year ago.

FISCAL 2003 COMPARED TO FISCAL 2002

      Net revenues for fiscal 2003 were $64,818,000, an increase of 10.6% compared with revenues of $58,608,000 reported for fiscal 2002. Revenue growth during fiscal 2003 was attributable to gains in pricing, unit volume and ancillary service fees for the Company's core domestic radiation monitoring business. Additionally, full-year consolidation of the operations of LCIE-Landauer, the Company's 51%-owned operating unit in France and the United Kingdom, and a weak U.S. dollar contributed to reported growth. LCIE-Landauer was included in consolidated operations for only the second half of 2002. Consolidated revenues, excluding LCIE-Landauer in 2003 and 2002, increased by $2.9 million, or 5.2%. The remaining growth for fiscal 2003 was primarily attributable to price as well as other factors including currency, volume, ancillary services and product mix.

      During the second quarter of fiscal 2003 the Company reported a non-cash charge in the amount of $2,750,000, offset by $500,000 lower incentive compensation expense, to record the impairment in value of assets related to Landauer's Aurion service. The resulting $2,250,000 decline in operating income lowered diluted earnings per share by $0.15 (after income tax benefit of $894,000). Excluding the impairment charge, costs and expenses for fiscal 2003 grew at a slightly higher rate than revenues reflecting higher expenses for insurance and employee benefits, $1,138,000; full-year LCIE-Landauer operations, $2,185,000; a weaker U.S. dollar and higher research costs, $878,000; partially offset by lower incentive compensation costs, $1,303,000. Gross margins decreased from 65.1% in fiscal 2002 to 63.9% in fiscal 2003.

      Net other income was lower in fiscal 2003, a result of lower net investment income offset by improved earnings from Nagase-Landauer, Ltd., the Company's joint venture in Japan. Fiscal 2002 results also reflect the recognition of a $786,000 gain, or $0.06 per diluted share (after income tax expense of $275,000) arising from the exchange of a portion of U.K. business for controlling interest in LCIE-Landauer, the Company's operating unit in France and the United Kingdom. The effective tax rate for 2003 was 36.9% compared with 37.3% for 2002. Resulting net income for fiscal 2003 was $15,019,000 compared with $16,180,000 reported for fiscal 2002. Diluted earnings per share for fiscal 2003 were $1.69 compared with $1.83 reported a year ago.

FOURTH QUARTER RESULTS OF OPERATIONS

      Revenues for the fourth fiscal quarter of 2004 were $17,566,000, an increase of 5.5% compared with $16,656,000 a year ago. Revenue growth during the fourth quarter of fiscal 2004 was attributable to gains in pricing, unit volume, and ancillary fees for the Company's core domestic radiation monitoring business. A weak U.S. dollar and modestly higher unit volume also contributed to international growth. Cost of goods sold was 11% or $653,000 higher than for the same period a year ago, reflecting higher direct labor and benefit costs, $184,000; direct materials, $181,000; international overhead $156,000; and depreciation $123,000. The cost increases in the U.S. and Europe were impacted by the conversion of domestic customers to Luxel+ during the quarter and the introduction of InLight in France. Operating expenses were $143,000 higher related primarily to incentive compensation expense of $525,000, offset by savings related to selected general and administrative expenses such as outside research. The effective tax rate for the fourth quarter of fiscal 2004 was 37.0% compared with 36.7% for the same period in fiscal 2003. For the quarter ended September 30, 2004, the Company reported earnings of $4,532,000 compared with earnings of $4,352,000 in the same quarter a year ago; $99,000 of the net income increase is attributable to foreign currency. Earnings per diluted share for the quarter were $0.50 compared with $0.49 in 2003.

      Revenues in the fourth quarter of fiscal 2003 were 8.7% higher than reported in the same period in fiscal 2002. Revenue growth during the fourth quarter of fiscal 2003 was attributable to gains in pricing, unit volume and ancillary service fees for the Company's core domestic radiation monitoring business. A weak U.S. dollar also contributed to reported growth, particularly in France, the United Kingdom and Canada. Costs and expenses for fiscal 2003 fourth quarter were 11% higher than for the same period in fiscal 2002, primarily related to foreign currency, increased research activity, $505,000, and higher employee benefit costs, $364,000, offset by reduced incentive compensation expense, $575,000. The Company reported earnings of $4,352,000 compared with earnings of $4,173,000 in the fourth quarter of fiscal 2002. Earnings per diluted share for the quarter were $0.49 compared with $0.47 in the fourth quarter of fiscal 2002.

OUTLOOK FOR FISCAL 2005

      Landauer's business plan for fiscal 2005 anticipates aggregate revenue growth for the year to be in the range of 7 - 8%. The Company's traditional domestic and international revenue sources are expected to grow at a rate of
5.5 - 6.5% with sales for the InLight product line contributing to the balance of revenue growth. Domestic revenue growth is expected to occur as a result of pricing, moderate unit growth and increased sales of ancillary services. International revenue growth for 2005 is expected to result from pricing and increased units, although currency exchange rates may impact results reported in U.S. dollars. Costs and operating expenses for fiscal 2005 are expected to grow at a rate slightly higher than revenues. Net other income in fiscal 2005 is anticipated to be comparable to the year just ended and minority interest should further decline, as a full year of ownership of the entire European business is realized. The effective income tax rate for fiscal 2005 is expected to be comparable to 2004 at 37.4%. Resulting net income for 2005 is anticipated to be higher by 6 - 8% compared with fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

      Landauer's cash flows, as shown in the statement of cash flows, can differ from year to year as a result of the Company's operating, investing, and financing activities. Investments in short-term instruments with maturity of greater than three months are classified separately from cash and equivalents.

      Investing activities included acquisitions of property, plant and equipment (including amortizable dosimetry device components, dispositions of property, plant and equipment, as well as the investments in LCIE-Landauer) and amounted to $15,090,000 and $4,715,000, respectively, in fiscal 2004 and 2003. Cash paid for income taxes was $10,156,000 in 2004 and $9,086,000 in fiscal 2003.

      The Company's financing activities are primarily comprised of borrowing activities and payments of cash dividends to shareholders and minority partners. During fiscal 2004 and fiscal 2003, the Company paid cash dividends of $13,990,000, or $1.60 per share, and $12,977,000, or $1.50 per share, respectively.

      The Company had long-term liabilities in the amount of $5,162,000 and $2,661,000 at September 30, 2004 and 2003, respectively, and its requirement for cash flow to support investing activities is generally limited. Since the credit agreement described in Note 6 to the financial statements is renewed each year, borrowings thereunder are classified as current liabilities. Capital expenditures for fiscal 2005 are expected to amount to approximately $7,500,000 principally for the acquisition of equipment to support the Company's InLight product line, introduction of new products, the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

      In April 2004 Landauer, Inc. consummated an agreement with Bureau Veritas ("BV") to acquire the remaining 49% minority interest in LCIE-Landauer, Ltd. owned by BV's subsidiary, Laboratoire Central Industries des Electriques ("LCIE"), for $10.4 million in cash. The Company funded the purchase price from a combination of working capital funds ($2.7 million), and $7.7 million borrowed under a credit facility obtained in April 2004. This $25 million credit facility is annually renewable upon agreement of the parties and will mature in April 2005. At September 30, 2004, outstanding borrowings under the credit agreement were $5,262,000. In the event the credit facility is not renewed at maturity, it is expected that cash on hand and cash flow from operations will be sufficient to satisfy the obligation.

      In the opinion of management, cash flow from operations and the Company's borrowing capacity under this line of credit are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program. From time to time, the Company may have the opportunity to make investments for acquisitions or other purposes and believes that the credit facility is adequate to fund such investments. See
Note 6 to the financial statements for additional information regarding the credit facility. The outstanding borrowings under the credit facility are denominated in Euros, which is the functional currency of LCIE-Landauer, Ltd.

      Landauer requires limited working capital for its operations since many of its customers pay for annual services in advance. Such advance payments amounted to $12,554,000 and $12,464,000, respectively, as of September 30, 2004 and 2003, and are included in deferred contract revenue. While these amounts represent a significant component of current liabilities, such amounts generally do not represent a cash requirement.

      Landauer offers radiation monitoring services in the United Kingdom, Canada, Japan, Brazil, China, and France. The Company's operations in these markets generally do not depend on significant capital resources.

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

CONTRACTUAL OBLIGATIONS

      As of September 30, 2004, the resources required for scheduled repayment of contractual obligations were as follows:

                                Scheduled payment in fiscal years
                        ------------------------------------------------
                                                                 There-
Contractual Obligations    Total     2005     2006-07  2008-09   after
-----------------------  --------  --------  -------- --------  --------
(Dollars in Thousands)

Notes payable (1)        $  5,262  $  5,262  $  --    $  --     $  --
Interest payable (2)          110       110     --       --        --
Operating leases (3)          134       134     --       --        --
Purchase obligations
  (4)                       3,826     3,826     --       --        --
Postretirement
  benefits (5)              8,362       306       702    1,497     5,857
Dividends (6)               3,577     3,577     --       --        --
                         --------  --------  -------- --------  --------
                         $ 21,271  $ 13,215  $    702 $  1,497  $  5,857
                         ========  ========  ======== ========  ========

  (1) Notes payable pertain to the line of credit with a maturity date of April 12, 2005. The credit agreement is annually renewable upon agreement of the parties.

  (2) Interest payable is computed through the April 12, 2005 maturity date using 3.38%, the rate at which the line of credit is fixed through February 28, 2005.

  (3) The Company has several small operating leases that are short-term in nature; it has no material operating or capital leases.

  (4) Includes accounts payable under other agreements to purchase goods or services including open purchase orders.

  (5) Includes projected benefit payments for retiree medical expenses, supplemental key executive retirement plans, and a terminated retirement plan that provides certain retirement benefits payable to non-employee directors.

  (6) Cash dividends in the amount of $0.40 per share were declared on September 10, 2004.


NEW ACCOUNTING PRONOUNCEMENTS

      On November 17, 2003, the Financial Accounting Standards Board (FASB) issued the final FASB Staff Position (FSP) FAS 150-3, "Effective Date for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests under FASB Statement No. 150 (FAS 150), 'Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity'". The final FSP affects how public and nonpublic entities classify, measure, and disclose certain mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries and mandatorily redeemable financial instruments and requires entities that have already adopted FAS 150 to rescind the adoption of certain provisions of FAS 150 and to permit them to present the adoption of the FSP either by restating previously issued financial statements or as a cumulative effect in the period of adoption. The Company has analyzed its financial instruments in light of FAS 150 and has determined that this statement is not applicable to its financial position and that the adoption of this statement has no impact on its consolidated statements.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51," ("FIN 46"). FIN 46 clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46(R), "Consolidation of Variable Interest Entities," which represents a revision to FIN 46. The provisions of FIN 46(R) are effective for interests in variable interest entities as of the first interim, or annual, period ending after December 15, 2003. In addition, FIN 46(R) requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings issued after January 31, 2003. The Company has determined that the adoption of FIN 46(R) has no impact on its financial statements and results of operations.

      In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which revises or rescinds portions of the interpretive guidance included in SAB No. 101, "Revenue Recognition in Financial Statements," in order to make the guidance consistent with authoritative accounting and auditing guidance and with SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in United States generally accepted accounting principles. The adoption of SAB No. 104 did not have any impact on the Company's financial position or results of operations.

      On December 23, 2003 the FASB released revised Statement No. 132R (FAS
132R), "Employers' Disclosures about Pensions and Other Postretirement Benefits". The revised standard provides required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements. The requirements of the standard are effective for public entities for fiscal years ending after December 15, 2003 and for quarters beginning after December 15, 2003. The Company implemented the required disclosure provisions in the quarter ending March 31, 2004.

      On January 12, 2004, the FASB released FASB Staff Position No. FAS 106-1 (FSP 106-1). FASB Statement No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires a company to consider current changes in applicable laws when measuring its postretirement benefit costs and accumulated postretirement benefit obligation. However, because (1) uncertainties may exist for plan sponsors surrounding the effect of the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") and (2) certain accounting issues raised by the Act are not addressed by FAS 106, FSP 106-1 allows plan sponsors to elect a one-time deferral of the accounting for the Act. If deferral is elected, the deferral must remain in effect until the earlier of (a) the issuance of guidance by the FASB or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004. Further, even if an entity elects deferral, certain disclosure requirements are still required. The FSP is effective for interim and annual financial statements of fiscal years ending after December 7, 2003. The Company's post retirement benefits are not based on the retiree's Medicare benefits received. As such, the Company has analyzed its postretirement benefit costs in light of FSP 106-1 and has determined that the adoption of this statement has no material impact on its consolidated statements and has implemented the required disclosure provisions in the quarter ending June 30, 2004. In May 2004, the Financial Accounting Standards Board issued FASB Staff Position ("FSP") 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This statement applies to the sponsor of a single-employer defined benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are "actuarially equivalent" to Medicare Part D and thus qualify for the subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003; and (b) the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. FSP 106-2 requires measurement of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost to reflect the effects of the Act in the first interim period beginning after June 15, 2004. The Company's post retirement benefits are not based on the retiree's Medicare benefits received nor do they include specific or separate prescription drug coverage. As such, the Company has analyzed its postretirement benefit costs in light of FSP 106-2 and has determined that the adoption of this statement has no material impact on its consolidated financial statements and results of operations.

      In March 2004, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The adoption of Issue No. 03-1 has not had any impact on the Company's financial statements and results of operations.

      On March 31, 2004, the FASB issued an exposure document related to share-based payments that would amend SFAS No. 123, "Accounting for Stock-Based Compensation." The FASB has tentatively concluded that companies could adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Using the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Using the modified retrospective method, a company would recognize employee compensation cost for periods presented prior to the adoption of the proposed Standard in accordance with the original provisions of SFAS No. 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro-forma disclosures provided in accordance with SFAS No. 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Statement unless those changes represent a correction of an error (and are disclosed accordingly). For the periods after the date of adoption of the proposed Standard, the modified prospective transition method described above would be applied. The FASB expects to issue the final standard by December 31, 2004. The Company continues to evaluate the impact the final standard will have on the Company's results of operations and financial statements. See Notes 1 and 10 to the financial statements for valuation and stock-based compensation expense.

      In April 2004, the EITF reached consensus on EITF Issue No. 03-6, "Participating Securities and the Two Class Method under FASB Statement No. 128" ("EITF 03-6"). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in the dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earnings per share amounts. The adoption of Issue No. 03-6 has not had a material impact on the Company's financial statements and results of operations.

INFLATION

      The Company strives to reflect the inflationary impact of materials, labor and other operating costs and expenses in its prices. The market for the services and products that the Company offers, however, is highly competitive, and in some cases has limited the ability of the Company to offset inflationary cost increases.

FORWARD LOOKING STATEMENTS

      Certain matters contained in this report are forward-looking statements, including, without limitation, the information contained under the heading "Outlook for Fiscal 2005" in Item 7 of this report and statements concerning the development and introduction of new technologies, the adaptability of OSL to new platforms and new formats (such as InLight), the usefulness of older technologies, the cost associated with the Company's business development and research efforts, the valuation of the Company's long-lived assets or business units relative to future cash flows, the anticipated results of the Company, the Company's business plans, foreign exchange risks, government regulations, changes in postal and delivery practices, the Company's market position, anticipated revenue and cost growth, the risks of conducting business internationally, other anticipated financial events, the effects of changing economic and competitive conditions, government regulations, accreditation requirements, and pending accounting announcements. Such assumptions may not materialize to the extent assumed and such risks and uncertainties may cause actual results to differ from anticipated results. Such risks and uncertainties may also result in changes to the Company's business plan and prospects and could create the need from time to time to write down the value of the assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth below under "Significant Risk Factors" and information contained in the Company's reports filed from time to time with the SEC.

CRITICAL ACCOUNTING POLICIES

      The Securities and Exchange Commission ("SEC") issued statements regarding disclosure by companies within their management's discussion and analysis of financial condition and results of operations. In those statements, the SEC encouraged companies to identify critical accounting policies. Critical accounting policies are those that are most important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has identified the following critical accounting policies used in the preparation of our financial statements and accompanying notes.

REVENUE RECOGNITION AND DEFERRED CONTRACT REVENUE

      The Company recognizes revenues and the related costs for its services in the periods for which such services are provided. Many customers pay for these services in advance. The amounts recorded as deferred contract revenue in the consolidated balance sheet represent customer deposits invoiced in advance during the preceding twelve months for services rendered over the succeeding twelve months, and are net of services rendered through the respective consolidated balance sheet date. Such advance billings amounted to $12,554,000 and $12,464,000, respectively, as of September 30, 2004 and September 30, 2003, are included in deferred contract revenue, and are stated net of services rendered through the respective consolidated balance sheet dates. Management believes that the amount of deferred revenue shown at the respective consolidated balance sheet dates fairly represents the level of business activity it expects to conduct with customers invoiced under this arrangement.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

      Management judgments and estimates are utilized in connection with establishing an allowance for the possibility that portions of the Company's accounts receivable balances may become uncollectable. Specifically, management analyzes accounts in relation to receivable aging trends, economic factors, and changes in customer payment history in establishing this allowance. Accounts receivable, reduced by this allowance of $460,000 as of September 30, 2004 and $583,000 as of September 30, 2003, amounted to $15,060,000 and $13,770,000, respectively, as of September 30, 2004 and September 30, 2003.

PROPERTY, PLANT & EQUIPMENT

      Plant and equipment (including dosimetry badges and software) are recorded at cost and are depreciated/amortized on a straight-line basis over the estimated useful lives, which are primarily thirty years for buildings and three to eight years for equipment. Landauer assesses the carrying value of its property, plant and equipment and the remaining useful lives whenever events or circumstances indicate the carrying value may not be recoverable or the estimated useful life may no longer be appropriate. Factors considered important which could trigger this review included competitive conditions, government regulations and technological changes. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized. Landauer capitalizes internal software costs in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and such costs amounted to $2,093,000 and $1,867,000, respectively, for fiscal 2004 and fiscal 2003.

GOODWILL AND OTHER INTANGIBLE ASSETS

      The Company's intangible assets are comprised of goodwill, purchased customer lists, licenses and patents. On October 1, 2001, the Company adopted SFAS No. 142 which requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. For acquisitions completed prior to June 30, 2002, the amortization of goodwill and certain intangible assets has ceased beginning in fiscal year 2003. Under SFAS 142, the impairment review of goodwill and other intangible assets that are not being amortized must be based generally on fair values. As a result of applying the impairment provisions of SFAS No. 142, no impairment loss was required. Purchased customer lists are recorded at cost and are amortized on a straight-line basis over the estimated useful lives, which are primarily ten years. Patents and licenses are also recorded at cost and are amortized on a straight-line basis over their useful lives, which range from 10 to 17 years. Other assets are reviewed for impairment whenever circumstances indicate that an impairment may exist. Such review is based on estimates of future undiscounted cash flows and an assessment of fair value based on discounted cash flows or other indicators of fair market value.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SIGNIFICANT RISK FACTORS

      The Company's business and operations are subject to certain risks and uncertainties, including:

FOREIGN CURRENCY EXCHANGE AND INTEREST RATE RISKS

      The Company is exposed to market risk, including changes in foreign currency exchange rates and interest rates. As discussed in Note 1 to the financial statements in this Annual Report on Form 10-K, "Summary of Significant Accounting Policies" to the consolidated financial statements, the financial statements of the Company's non-U.S. subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the functional currency. To date, the market risk associated with foreign currency exchange rates has not been material in relation to the Company's financial position, results of operations, or cash flows. These risks could increase, however, as the Company expands in international markets. The Company does not have any significant trade accounts receivable, trade accounts payable, or commitments in a currency other than that of the reporting unit's functional currency. As such, the Company does not currently use derivative financial instruments to manage the exposure in its non-U.S. operations.

RELIANCE UPON SINGLE MANUFACTURING FACILITY

      Landauer, Inc. conducts its primary manufacturing and laboratory processing operations from a single facility in Glenwood, IL. In addition, the Company performs significant functions for some of its international operations from the Glenwood facility. If the Company were to lose availability of its primary facility due to fire, natural disaster or other disruptions, the Company's operations could be significantly impaired. Although the Company maintains business interruption insurance, there can be no assurance that the proceeds of such insurance would be sufficient to offset any loss the Company might incur or that the Company would be able to retain its customer base if operations were so disrupted.

SINGLE SOURCE FOR CRYSTAL MATERIALS

      Crystal material is a key component in Landauer's OSL technology. The Company operates a single crystal manufacturing facility in Stillwater, Oklahoma that currently supplies all OSL crystal radiation measurement material used by the Company. If the Company were to lose availability of its Stillwater facility due to a fire, natural disaster or other disruptions, such loss could have a material adverse effect on the Company and its operations. Although multiple sources for raw crystal material exists, there can be no assurance that the Company could secure another source to produce finished crystal materials to Landauer's specification in the event of a disruption at the Stillwater facility.

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

GOVERNMENT REGULATIONS

      Regulation, present and future, is a constant factor affecting the Company's business. The radiation monitoring industry is subject to federal and state governmental regulation. Unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may materially affect Landauer's business or operations in the future and/or could increase the cost of compliance.

      Many of the Company's technology based services must comply with various national and international standards that are used by regulatory and accreditation bodies for approving such services and products. Changes in these standards and accreditation requirements can result in the Company having to incur costs to adapt its offerings and procedures. Such adaptations may introduce quality assurance issues during transition that need to be addressed to ensure timely and accurate analyses and data reporting. Additionally, changes affecting radiation protection practices, including new understandings of the hazards of radiation exposure and amended regulations, may impact how the Company's services are used by its customers and may in some circumstances cause the Company to alter its products and delivery of its services.

COMPETITION

      The Company competes on the basis of advanced technologies, competent execution of these technologies, the quality, reliability and price of its services and its prompt and responsive performance. In much of the world, radiation monitoring activities are conducted by a combination of private entities and governmental agencies. The Company's primary competitor in the United States is large and has substantial resources. The Company also faces competitive pressures from a number of smaller competitors.

COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT

      The Company is in the process of documenting and testing its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, that requires annual management assessments of the effectiveness of internal controls over financial reporting and a report by our Independent Auditors addressing these assessments due to be completed by September 30, 2005. We are in the process of documenting and testing our system of internal controls to provide the basis for our report. However, at this time, due to the ongoing evaluation and testing, no assurance can be given that there may not be internal control deficiencies that would be required to be reported.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          CONSOLIDATED BALANCE SHEETS
                        LANDAUER, INC. AND SUBSIDIARIES



                                                   (Dollars in Thousands)
                                                   ----------------------
As of September 30,                          Notes    2004        2003
-------------------                          -----  --------    --------

ASSETS

Current assets:
  Cash and cash equivalents . . . . . . .        1  $  7,979    $ 10,572
  Short-term investments. . . . . . . . .        1       616         440
  Receivables, net of allowance
    for doubtful accounts of $460
    in 2004 and $583 in 2003. . . . . . .             15,060      13,770
  Inventories . . . . . . . . . . . . . .        1     3,206       3,513
  Prepaid expenses. . . . . . . . . . . .              1,116         967
  Prepaid income taxes. . . . . . . . . .    1 & 5     2,292       1,687
  Deferred income taxes . . . . . . . . .        5        21         289
                                                    --------    --------
Current assets. . . . . . . . . . . . . .             30,290      31,238
                                                    --------    --------
Property, plant and equipment,
 at cost:                                        1
  Land and improvements . . . . . . . . .                634         634
  Buildings and improvements. . . . . . .              4,056       4,082
  Equipment . . . . . . . . . . . . . . .             36,331      34,221
                                                    --------    --------
                                                      41,021      38,937
  Less: accumulated depreciation
    and amortization. . . . . . . . . . .             22,481      21,711
                                                    --------    --------
Net property, plant and equipment . . . .             18,540      17,226
                                                    --------    --------

Equity in joint venture . . . . . . . . .        3     3,916       3,402
Goodwill and other intangible assets,
  net of amortization . . . . . . . . . .    1 & 4    19,493       8,056
Dosimetry devices, net of amortization. .        1     4,791       4,121
Other assets. . . . . . . . . . . . . . .                488         195
                                                    --------    --------
ASSETS. . . . . . . . . . . . . . . . . .           $ 77,518    $ 64,238
                                                    ========    ========

                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                        LANDAUER, INC. AND SUBSIDIARIES



                                                   (Dollars in Thousands)
                                                   ----------------------
As of September 30,                          Notes    2004        2003
-------------------                          -----  --------    --------

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable. . . . . . . . . . . .           $  1,306    $  1,548
  Notes payable . . . . . . . . . . . . .        6     5,262       --
  Dividends payable . . . . . . . . . . .              3,577       3,316
  Deferred contract revenue . . . . . . .        1    12,554      12,464
  Accrued compensation and related costs.              2,230       1,459
  Accrued pension costs . . . . . . . . .        8       834         837
  Accrued taxes on income . . . . . . . .    1 & 5        20         507
  Deferred income taxes . . . . . . . . .        5        94       --
  Other accrued expenses. . . . . . . . .              2,399       2,037
                                                    --------    --------
Current liabilities . . . . . . . . . . .             28,276      22,168
                                                    --------    --------

Non-current liabilities:
  Pension and postretirement obligations.        8     3,845       2,661
  Deferred income taxes . . . . . . . . .        5     1,317       --
                                                    --------    --------
Non-current liabilities . . . . . . . . .              5,162       2,661
                                                    --------    --------

Minority interest . . . . . . . . . . . .                 83         984

Commitments and contingencies . . . . . .    6 & 9     --          --

STOCKHOLDERS' INVESTMENT. . . . . . . . .   7 & 10
Preferred stock, $.10 par value,
  authorized 1,000,000 shares;
  none issued . . . . . . . . . . . . . .              --          --
Common stock, $.10 par value
  authorized 20,000,000 shares;
  8,945,665 and 8,843,723 issued
  and outstanding, respectively
  in 2004 and 2003. . . . . . . . . . . .                895         884
Premium paid in on common stock . . . . .             14,400      12,207
Cumulative translation adjustments. . . .               (251)       (100)
Retained earnings . . . . . . . . . . . .             28,953      25,434
                                                    --------    --------
Stockholders' investment. . . . . . . . .             43,997      38,425
                                                    --------    --------
LIABILITIES AND STOCKHOLDERS' INVESTMENT.           $ 77,518    $ 64,238
                                                    ========    ========














  The accompanying notes are an integral part of these financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                         LANDAUER, INC. & SUBSIDIARIES



                                             (Dollars in Thousands,
For the years ended                            Except Per Share)
September 30,                   Notes     2004       2003       2002
-------------------             -----   --------   --------   --------

Net revenues. . . . . . . . . .         $ 69,809   $ 64,818   $ 58,608
                                        --------   --------   --------

Costs and expenses
  Cost of sales . . . . . . . .           25,452     23,403     20,462
  Selling, general, and
    administrative. . . . . . .     1     16,637     14,808     13,747
  Impairment in value
    of assets . . . . . . . . .    11      --         2,750      --
                                        --------   --------   --------
                                          42,089     40,961     34,209
                                        --------   --------   --------

Operating income. . . . . . . .           27,720     23,857     24,399
Equity in income of
  joint venture . . . . . . . .     3      1,083        867        735
Other income. . . . . . . . . .               40        176      1,137
                                        --------   --------   --------

Income before taxes . . . . . .           28,843     24,900     26,271
Income taxes. . . . . . . . . . 1 & 5    (10,786)    (9,193)    (9,811)
Income before minority
  interest. . . . . . . . . . .           18,057     15,707     16,460
Minority interest . . . . . . .             (287)      (688)      (280)
                                        --------   --------   --------
Net income. . . . . . . . . . .         $ 17,770   $ 15,019   $ 16,180
                                        ========   ========   ========

Net income per share:               2
   Basic. . . . . . . . . . . .         $   2.00   $   1.71   $   1.85
   Diluted. . . . . . . . . . .         $   1.98   $   1.69   $   1.83
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

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                                            AND COMPREHENSIVE INCOME
                                          LANDAUER, INC. & SUBSIDIARIES

                                                                                      (Dollars in Thousands)

                                                 Premium
                                                 Paid                                   Total
                                                 in on       Cumulative                 Stock-     Compre-
                                      Common     Common      Translation    Retained   holders'    hensive
                                      Stock      Stock       Adjustments    Earnings  Investment   Income
                                     --------    --------    -----------    --------  ----------   --------

Balance September 30, 2001. . . . .  $    873    $  9,876      $   (826)    $ 19,720   $ 29,643
Options exercised . . . . . . . . .         5       1,070         --           --         1,075
Net income. . . . . . . . . . . . .     --          --            --          16,180     16,180    $ 16,180
Foreign currency translation
  adjustment. . . . . . . . . . . .     --          --              (29)       --           (29)        (29)
Dividends . . . . . . . . . . . . .     --          --            --         (12,263)   (12,263)      --
                                     --------    --------      --------     ---------  --------    --------
Comprehensive income. . . . . . . .                                                                $ 16,151
                                                                                                   ========

Balance September 30, 2002. . . . .       878      10,946          (855)      23,637     34,606
Options exercised . . . . . . . . .         6       1,261         --           --         1,267
Net income. . . . . . . . . . . . .     --          --            --          15,019     15,019    $ 15,019
Foreign currency translation
  adjustment. . . . . . . . . . . .     --          --              755        --           755         755
Dividends . . . . . . . . . . . . .     --          --            --         (13,222)   (13,222)      --
                                     --------    --------      --------     ---------  --------    --------
Comprehensive Income. . . . . . . .                                                                $ 15,774
                                                                                                   ========

Balance September 30, 2003. . . . .       884      12,207          (100)      25,434     38,425
Options exercised . . . . . . . . .        11       2,193         --           --         2,204
Net Income. . . . . . . . . . . . .     --          --            --          17,770     17,770    $ 17,770
Foreign currency translation
  adjustment. . . . . . . . . . . .     --          --             (151)       --          (151)       (151)
Dividends . . . . . . . . . . . . .     --          --            --         (14,251)   (14,251)      --
                                     --------    --------      --------     ---------  --------    --------
Comprehensive Income. . . . . . . .                                                                $ 17,619
                                                                                                   ========

Balance September 30, 2004. . . . .  $    895    $ 14,400      $   (251)    $ 28,953   $ 43,997
                                     ========    ========      ========     ========   ========

                   The accompanying notes are an integral part of these financial statements.

                                                       21

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                       LANDAUER, INC. & SUBSIDIARIES



                                            (Dollars in Thousands)
For the years ended September 30,         2004       2003       2002
---------------------------------       --------   --------   --------

Cash flow from operating activities:
  Net income. . . . . . . . . . . . . . $ 17,770   $ 15,019   $ 16,180

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Asset impairment charge . . . . . . .    --         2,750      --
  Non-cash gain from exchange of
    assets. . . . . . . . . . . . . . .    --         --          (786)
  Depreciation. . . . . . . . . . . . .    5,197      4,673      4,099
  Amortization. . . . . . . . . . . . .      497        384        271
  Bad debt expense. . . . . . . . . . .      (17)       246        259
  Equity in income of foreign
    affiliate . . . . . . . . . . . . .   (1,083)      (867)      (735)
  Dividends received from foreign
    affiliates. . . . . . . . . . . . .      598        535        334
  Tax effect of stock options . . . . .    1,451        920        472
  (Increase) decrease in short-term
    investments . . . . . . . . . . . .     (177)      (123)        70
  Increase in accounts receivable
    - net . . . . . . . . . . . . . . .   (1,273)      (395)    (2,166)
  (Increase) decrease in inventory. . .      306     (1,626)      (442)
  (Increase) decrease in prepaid
    expenses. . . . . . . . . . . . . .     (753)       477     (2,424)
  Net increase in other assets. . . . .   (3,200)    (1,953)    (2,083)
  (Decrease) increase in accounts
    payable . . . . . . . . . . . . . .      162        (56)       657
  Increase (decrease) in net
    deferred taxes. . . . . . . . . . .      268     (1,749)     1,216
  Increase (decrease) in accrued
    liabilities . . . . . . . . . . . .      645       (369)       965
  Increase in deferred contract
    revenue . . . . . . . . . . . . . .       89        580        995
  Increase in non-current
    liabilities . . . . . . . . . . . .    1,184        751         42
  Increase in minority interest . . . .      278        809        407
                                        --------   --------   --------
Net cash provided from operating
  activities. . . . . . . . . . . . . .   21,942     20,006     17,331
                                        --------   --------   --------

Cash flows from investing activities:
  Acquisition of property,
    plant & equipment . . . . . . . . .   (4,773)    (4,715)    (4,656)
  Disposition of property,
    plant & equipment . . . . . . . . .       87      --         --
  Acquisition of minority interests . .  (10,404)     --          (877)
                                        --------   --------   --------
Net cash used by investing
  activities. . . . . . . . . . . . . .  (15,090)    (4,715)    (5,533)
                                        --------   --------   --------

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                       LANDAUER, INC. & SUBSIDIARIES



                                            (Dollars in Thousands)
For the years ended September 30,         2004       2003       2002
---------------------------------       --------   --------   --------


Cash flows from financing activities:
  Dividends paid to stockholders. . . .  (13,990)   (12,977)   (12,246)
  Dividends paid to minority
    interest. . . . . . . . . . . . . .     (915)      (287)       (58)
  Proceeds from the exercise of
    stock options . . . . . . . . . . .      753        348        603
  Advance from (repayment to)
    affiliates. . . . . . . . . . . . .     (404)      (185)       504
  Net proceeds from revolving
    credit facility . . . . . . . . . .    5,262      --         --
                                        --------   --------   --------
Net cash used by financing
  activities. . . . . . . . . . . . . .   (9,294)   (13,101)   (11,197)
                                        --------   --------   --------

Effects of foreign currency
  translation . . . . . . . . . . . . .     (151)       755        (29)
                                        --------   --------   --------

Net increase (decrease) in
  cash and cash equivalents . . . . . .   (2,593)     2,945        572
Opening balance -
  cash and cash equivalents . . . . . .   10,572      7,627      7,055
                                        --------   --------   --------
Ending balance -
  cash and cash equivalents . . . . . . $  7,979   $ 10,572   $  7,627
                                        ========   ========   ========

Supplemental disclosure of
 cash flow information:
  Cash paid for income taxes. . . . . . $ 10,156   $  9,086   $ 10,207
                                        ========   ========   ========

Supplemental non-cash investing
 & financing information:
  Dividend declared . . . . . . . . . . $  3,577   $  3,316   $  3,071
                                        ========   ========   ========




















The accompanying notes are an integral part of these financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      LANDAUER, INC. AND SUBSIDIARIES


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of Landauer, Inc.; LCIE-Landauer, Ltd. and HomeBuyer's Preferred, Inc., its wholly-owned subsidiaries; SAPRA-Landauer, Ltda., its 75%-owned subsidiary and Beijing-Landauer, Ltd., its 70%-owned subsidiary, ("Landauer" or the "Company"). Nagase-Landauer, Ltd. (50%-owned) is a Japanese corporation that is accounted for on the equity basis. All material intercompany transactions have been eliminated.

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

INVENTORIES

      Inventories, principally the components associated with dosimetry devices, are valued at lower of cost or market utilizing a first-in, first-out method.

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

RESEARCH AND DEVELOPMENT

      The cost of research and development programs is charged to selling, general and administrative expense as incurred and amounted to approximately $1,758,000 in 2004, $1,819,000 in 2003 and $941,000 in 2002.
Research and development costs include salaries and allocated employee benefits, third party research contracts, depreciation and supplies.

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

ADVERTISING

      The Company expenses the costs of advertising as incurred.
Advertising expense amounted to $396,000 in fiscal 2004, $345,000 in fiscal 2003 and $473,000 in fiscal 2002.

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

STOCK BASED COMPENSATION PLANS

      The Company maintains stock option plans for key employees ("Employees' Plan"). It also maintains a stock option plan for its non-employee directors. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of SFAS No. 123." SFAS No. 148 requires disclosure in both annual and quarterly financial statements about the method of accounting for stock-based compensation, and the effect of the method used on reported results. Had compensation costs for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share in each period would have been as follows:

      (Amounts in $000's,
      Except Per Share)                   2004       2003       2002
      ----------------------            --------   --------   --------

      Net income, as reported . . . . . $ 17,770   $ 15,019   $ 16,180
      Deduct: Total stock-based
        employee compensation expense
        determined under fair value
        based method for all awards,
        net of related tax effects. . .    1,282        243        108
                                        --------   --------   --------

      Pro forma net income. . . . . . . $ 16,488   $ 14,776   $ 16,072
                                        ========   ========   ========

      Earnings per share:
        Basic - As Reported . . . . . . $   2.00   $   1.71   $   1.85
        Basic - Pro Forma . . . . . . . $   1.85   $   1.68   $   1.84
                                        ========   ========   ========

        Diluted - As Reported . . . . . $   1.98   $   1.69   $   1.83
        Diluted - Pro Forma . . . . . . $   1.84   $   1.66   $   1.82
                                        ========   ========   ========

      Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

RECENT ACCOUNTING PRONOUNCEMENTS

      On November 24, 2004, the Financial Accounting Standards Board (FASB) released revised FASB Statement No. 151 (FAS 151), "Inventory Costs - an amendment of ARB No. 43". The new standard requires amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is reviewing FAS No. 151 to determine its impact on the Company's results of operations and financial statements.

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

      Following is a table that shows the weighted average number of shares of common stock for the years ended September 30:

      (Amounts in Thousands)              2004       2003       2002
      ----------------------            --------   --------   --------

      Weighted average number of
        shares of common stock
        outstanding . . . . . . . . . .    8,894      8,808      8,756

      Options issued to employees . . .       77         83         99
                                        --------   --------   --------
      Weighted average number of
        shares of common stock
        assuming dilution . . . . . . .    8,971      8,891      8,855
                                        ========   ========   ========

      Following is a table that provides net income and earnings per share for the years ended September 30:

      (Amounts in Thousands,
      Except Per Share)                   2004       2003       2002
      ----------------------            --------   --------   --------

      Net income. . . . . . . . . . . . $ 17,770   $ 15,019   $ 16,180
      Basic EPS . . . . . . . . . . . . $   2.00   $   1.71   $   1.85
      Diluted EPS . . . . . . . . . . . $   1.98   $   1.69   $   1.83
                                        ========   ========   ========

3.    EQUITY IN JOINT VENTURE

      Landauer's 50% interest in the common stock of Nagase-Landauer, Ltd., a Japanese corporation located in Tokyo and engaged in providing radiation monitoring services in Japan, is accounted for on the equity basis. The related equity in earnings of this joint venture is included in its own caption in the accompanying Statements of Income. Nagase-Landauer, Ltd. distributed dividends to Landauer, Inc. of $598,000 in 2004 and $535,000 in 2003.

      Condensed unaudited results of operations for Nagase-Landauer, Ltd. for the years ended September 30, are as follows, converted into U.S. dollars at the then-current rate of exchange:

      (Dollars in Thousands)              2004       2003       2002
      ----------------------            --------   --------   --------

      Revenues. . . . . . . . . . . . . $ 13,687   $ 14,227   $ 12,790
      Income before income taxes. . . .    3,838      3,218      2,642
      Net income. . . . . . . . . . . .    2,166      1,734      1,470
                                        ========   ========   ========

      Average exchange rate (<yen>/$) .    108.8      118.9      125.9
                                        ========   ========   ========


      Condensed unaudited balance sheets for the years ended September 30, 2004 and 2003 are as follows:

      (Dollars in Thousands)              2004       2003
      ----------------------            --------   --------

      Current assets. . . . . . . . . . $ 12,699   $ 11,179
      Other assets. . . . . . . . . . .    1,529      1,806
                                        --------   --------
      Total assets. . . . . . . . . . . $ 14,228   $ 12,985
                                        ========   ========

      Liabilities . . . . . . . . . . . $  6,376   $  6,181
      Stockholders' investment. . . . .    7,852      6,804
                                        --------   --------
      Total liabilities and
        stockholders' investment. . . . $ 14,228   $ 12,985
                                        ========   ========


4.    GOODWILL AND OTHER INTANGIBLE ASSETS

      On October 1, 2001 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. SFAS No. 142 requires transitional disclosure of what reported income before extraordinary items and net income would have been in all periods presented, exclusive of amortization expense recognized in those periods related to goodwill and intangible assets that are no longer being amortized. Similarly, adjusted per-share amounts also are required to be disclosed for all periods presented. Consistent with the provisions of SFAS No. 142, the Company did not amortize goodwill to earnings for any of the periods presented. As a result of applying the impairment provisions of SFAS 142, no impairment loss was indicated in the value of goodwill.

      The cost of purchased businesses included in the accompanying consolidated financial statements exceeded the fair value of net tangible and identifiable intangible assets at the date of acquisition in the amount of $16,420,000. As of September 30, 2004 and 2003, accumulated amortization was $3,264,000 and $3,263,000, respectively. On October 1, 2001 the Company adopted SFAS No. 142 which requires that goodwill and certain intangible assets no longer be amortized to earnings, but are reviewed periodically for impairment. For acquisitions completed before June 30, 2001, the amortization of goodwill and certain intangible assets has ceased beginning in fiscal year 2002. Accordingly, the Company did not recognize goodwill amortization expense in fiscal 2004, 2003 or 2002. Goodwill amortization expense aggregated $190,000 in fiscal 2001. Diluted earnings per share
(EPS) increased by approximately $0.04 in 2004 and $0.02 in 2003 due to the reduction in amortization expense. As a result of applying the impairment provisions of SFAS 142, no impairment loss was indicated in the value of goodwill.

      The components of goodwill and other intangible assets for the years ended September 30, 2004 and 2003 are as follows:

      (Dollars in Thousands)              2004       2003
      ----------------------            --------   --------

      Goodwill (not amortized). . . . . $ 13,156   $  5,257
      Customer list, net of
        amortization (useful life
        of 10-15 years) . . . . . . . .    5,702      2,118
      Licenses and patents, net of
        amort. (useful life of 10-17
        years). . . . . . . . . . . . .      393        254
      Other intangibles, net of
        amortization (useful life
        of 10 years). . . . . . . . . .      242        427
                                        --------   --------
      Total . . . . . . . . . . . . . . $ 19,493   $  8,056
                                        ========   ========

      The intangible asset amounts noted above are presented net of accumulated amortization of $4,359,000 at September 30, 2004 and $4,359,000 at September 30, 2003. Amortization of intangible assets was $497,000, $384,000, and $271,000 for the years ended September 30, 2004, 2003 and 2002, respectively. Estimated annual aggregate amortization expense related to intangible assets will be approximately $570,000 for each of the next five years.

      On April 2, 2002, the Company completed an agreement to merge its European operations with Laboratoire Central des Industries Electriques ("LCIE"), a wholly-owned subsidiary of Bureau Veritas ("BV"), a professional services company involved in quality, health and safety, and environmental management. Under the agreement, Landauer exchanged its United Kingdom radiation monitoring business with annual revenues of approximately $1,500,000 and its technologies for a 51% controlling interest in the new company named LCIE-Landauer Ltd. LCIE, contributed its radiation monitoring business that has current annual revenues of more than $3,000,000, in France. The Company recognized a gain of $786,000 in fiscal 2002 arising from this transaction. Additionally, as part of the formation of the new entity, LCIE-Landauer purchased the Philips France radiation monitoring business for $877,000. This Philips business unit had annual revenues of approximately $800,000 in 2001. Total consideration for these acquisitions aggregated approximately $2,000,000, which was allocated principally to working capital and customer lists. The $1,681,000 allocated to customer list is amortized over 10 years.

      In April 2004 Landauer, Inc. consummated an agreement with BV to acquire the remaining 49% minority interest in LCIE-Landauer, Ltd. owned by BV's subsidiary, LCIE, for $10.4 million in cash. The purchase price was allocated based on estimates of fair value as determined by an independent third party valuation consultant. Substantially all the purchase price, plus deferred tax liabilities recorded, was allocated to intangible assets including $3.9 million of customer lists (amortized over the estimated useful life of 15 years) and goodwill of $7.9 million.

      LCIE-Landauer has its headquarters and laboratory at the current LCIE location in Fontenay-aux-Roses, a Paris suburb, and will continue to serve United Kingdom customers from Oxford, England.

5.    INCOME TAXES

      The components of the provision for income taxes for the years ended September 30, 2004, 2003 and 2002 are as follows:

                                                     2004
                                        ------------------------------
      (Dollars in Thousands)            Current    Deferred    Total
      ----------------------            --------   --------   --------

      Federal . . . . . . . . . . . . . $  8,757   $    220   $  8,977
      State . . . . . . . . . . . . . .    1,765         44      1,809
                                        --------   --------   --------
      Total . . . . . . . . . . . . . . $ 10,522   $    264   $ 10,786
                                        ========   ========   ========

                                                     2003
                                        ------------------------------
                                        Current    Deferred    Total
                                        --------   --------   --------

      Federal . . . . . . . . . . . . . $  9,120   $ (1,457)  $  7,663
      State . . . . . . . . . . . . . .    1,821       (291)     1,530
                                        --------   --------   --------
      Total . . . . . . . . . . . . . . $ 10,941   $ (1,748)  $  9,193
                                        ========   ========   ========

                                                     2002
                                        ------------------------------
                                        Current    Deferred    Total
                                        --------   --------   --------

      Federal . . . . . . . . . . . . . $  7,014   $    992   $  8,006
      State . . . . . . . . . . . . . .    1,581        224      1,805
                                        --------   --------   --------
      Total . . . . . . . . . . . . . . $  8,595   $  1,216   $  9,811
                                        ========   ========   ========

      The provision for taxes on income in each period differs from that which would be computed by applying the statutory U.S. federal income tax rate to the income before taxes. The following is a summary of the major items affecting the provision:

      (Dollars in Thousands)              2004       2003       2002
      ----------------------            --------   --------   --------

      Statutory federal income
        tax rate. . . . . . . . . . . .      35%        35%        35%
      Computed tax provision at
        statutory rate. . . . . . . . . $ 10,095   $  8,715   $  9,195
      Increases (decreases)
       resulting from:
        State income tax provision,
          net of federal benefit. . . .    1,176        959      1,173
        Other . . . . . . . . . . . . .     (485)      (481)      (557)
                                        --------   --------   --------
      Income tax provision in the
        statement of income . . . . . . $ 10,786   $  9,193   $  9,811
                                        ========   ========   ========

      The Company has adopted SFAS No. 109, "Accounting For Income Taxes." Accordingly, the Company recognizes certain income and expense items in different years for financial and tax reporting purposes. These temporary differences are primarily attributable to (a) utilization of accelerated depreciation methods for tax purposes, (b) amortization of badge holder and software development costs, (c) limitations on deductibility of pension costs, (d) accrued benefit claims, vacation pay, and other compensation-related costs, and (e) allowances for obsolete inventory.

      Significant components of deferred taxes are as follows:

      (Dollars in Thousands)              2004       2003
      ----------------------            --------   --------
      Deferred tax assets:
        Badge holder amortization . . . $  1,778   $  1,421
        Pension accrual . . . . . . . .    1,267      1,273
        Compensation expense. . . . . .      494        455
        Inventory reserve . . . . . . .      146        146
        Other . . . . . . . . . . . . .      699      1,192
                                        --------   --------
                                        $  4,384   $  4,487
                                        ========   ========

      Deferred tax liabilities:
        Depreciation. . . . . . . . . . $   (298)  $    320
        Software development. . . . . .    4,661      3,878
                                        --------   --------
                                        $  4,363   $  4,198
                                        ========   ========

      In 2004, the Company recorded a $1.4 million deferred tax liability resulting from the intangible assets purchased in the LCIE-Landauer Ltd. minority interest acquisition.

6.    NOTES PAYABLE

      In April 2004 the Company negotiated a $25 million line of credit provided by LaSalle Bank, ABN AMRO. The credit facility, with a maturity date of April 12, 2005, provides funds that are to be used for working capital and other general corporate purposes. The credit agreement is annually renewable upon agreement of the parties and provides the Company with the option of electing to borrow funds denominated in US dollars or Euros that bear interest rates based on the federal funds rate, prime rate, EURIBOR or LIBOR. It also contains certain covenants, including a covenant for minimum tangible net worth. As of September 30, 2004 the Company was in compliance with all of the covenants contained in the credit agreement.

      In April 2004 the Company borrowed $7,724,000 under this facility as part of funding the acquisition of the remaining 49% minority interest in LCIE - Landauer, Ltd. During the 2004 fiscal year the Company made principal payments of $2,763,000, as well as an interest payment of $30,000.

      Current outstanding balances under the line are denominated in Euros and bear interest at the applicable EURIBO rate plus 1.25% per annum. At September 30, 2004, the loan is based upon the 181 day EURIBO rate and is fixed at 3.38% until February 28, 2005, at which time the Company will execute a new EURIBOR election notice and specify the interest period and rate for the remaining balance of the advance under the terms of the credit agreement. In the event the credit facility is not renewed at maturity, it is expected that cash on hand, and cash flow from operations will be sufficient to satisfy the obligation. The expectation is the Company will fund Euro-based debt service payments from the Euro-denominated cash flows.


7.    CAPITAL STOCK

      Landauer has two classes of capital stock, preferred and common, with a par value of $.10 per share for each class. As of September 30, 2004 and 2003 there were 8,945,665 and 8,843,723 shares of common stock issued and outstanding (20,000,000 shares are authorized), respectively. There are no shares of preferred stock issued (1,000,000 shares are authorized). Cash dividends of $1.60 per share were paid in fiscal 2004. At September 30, 2004, there are accrued and unpaid dividends of $3,577,000.

      Landauer has reserved 1,450,000 shares of common stock for grants under its stock bonus and option plans. Recipients of grants or options must execute a standard form of noncompetition agreement. As of September 30, 2004, there have been no bonus shares issued.

8.    EMPLOYEE BENEFIT PLANS

      In the United States, Landauer maintains a noncontributory defined benefit pension plan covering substantially all full-time employees. The Company also maintains a Supplemental Key Executive Retirement Plan that provides for certain retirement benefits payable to key officers and managers. While charges for the supplemental plan are expensed annually, the plan is not separately funded. The Company maintains a directors' retirement plan that provides for certain retirement benefits payable to non-employee directors. The directors' plan was terminated in 1997. Pensions for international employees are generally provided under government sponsored programs funded by employment taxes.

      Plan assets for the defined benefit pension plan include marketable equity securities, corporate and government debt securities, and cash and short-term investments. The Supplemental Key Executive Retirement Plan and the director's retirement plan are not separately funded.

      Landauer maintains a 401(k) savings plan covering substantially all U.S. full-time employees. Qualified contributions made by employees to the plan are partially matched by the Company. $141,000, $124,000, and $130,000 was provided to expense for the years ended September 30, 2004, 2003 and 2002, respectively, under this plan.

      Landauer has adopted SFAS No. 106, "Accounting for Postretirement Benefits Other than Pensions" to account for the Company's unfunded retiree medical expense reimbursement plan. Under the terms of the plan which covers retirees with ten or more years of service, the Company will reimburse retirees to age 70 for (i) a portion of the cost of coverage under the then-current medical and dental insurance plans if the retiree is under age 65, or (ii) all or a portion of the cost of Medicare and supplemental coverage if the retiree is over age 64. The assumption for health-care cost trend rates were 6% for those younger than 65, and 5% for those 65 and older. The effect of a one percent increase on service and interest costs and postretirement benefit obligation would be $20,000 and $153,000, respectively. For a one percent decrease, the effect would be a reduction to service and interest costs and postretirement benefit obligation of $17,000 and $135,000, respectively. The amount of the Company's unrecognized transition obligation resulting from the adoption of SFAS No. 106 is $182,000 as of September 30, 2004. This liability is included in "Other accrued expenses."

      The Company uses a September 30 measurement date for the majority of its plans.

      The following tables set forth the status of these combined plans at September 30, 2004 and 2003 in accordance with SFAS Nos. 87 and 132:

                              Pension Benefits       Other Benefits
                             -------------------   -------------------
(Dollars in Thousands)          2004      2003      2004        2003
----------------------        --------  --------   --------   --------
Change in benefit obligation:
  Benefit obligation at
    beginning of year . . .   $ 16,390  $ 11,917   $  1,148   $    984
  Service cost. . . . . . .      1,001       862         98         85
  Interest cost . . . . . .        986       904         82         65
  Amendments. . . . . . . .      --        1,567      --         --
  Actuarial (gain) loss . .       (347)    1,415        182         46
  Benefits paid . . . . . .       (293)     (275)       (16)       (32)
                              --------  --------   --------   --------
Benefit obligation at
  end of period . . . . . .   $ 17,737  $ 16,390   $  1,494   $  1,148
                              ========  ========   ========   ========

                              Pension Benefits       Other Benefits
                             -------------------   -------------------
(Dollars in Thousands)          2004      2003      2004        2003
----------------------        --------  --------   --------   --------
Change in plan assets:
  Fair value of assets at
    beginning of year . . .   $  8,025  $  6,959   $  --      $  --
  Actual return on plan
    assets. . . . . . . . .        373       677      --         --
  Employer contribution . .        837       664         16         32
  Benefits paid . . . . . .       (293)     (275)       (16)       (32)
                              --------  --------   --------   --------
Fair value of assets at
  end of period . . . . . .   $  8,942  $  8,025   $  --      $  --
                              ========  ========   ========   ========

Reconciliation of funded
 status:
  Funded status . . . . . .   $ (8,795) $ (8,365)  $ (1,494)  $ (1,148)
  Unrecognized transition
    obligation (asset). . .        (19)      (25)       182        204
  Unrecognized prior
    service cost. . . . . .      1,387     1,544         34         51
  Unrecognized net
    actuarial (gain) loss .      3,848     4,039        187         16
                              --------  --------   --------   --------
Net amount recognized . . .   $ (3,579) $ (2,807)  $ (1,091)  $   (877)
                              ========  ========   ========   ========

      The accumulated benefit obligation for all defined benefit pension plans was $11,961,000 and $10,799,000 at September 30, 2004 and 2003,
respectively.

      Information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                            September 30,
      (Dollars in Thousands)              2004       2003
      ----------------------            --------   --------
      Projected benefit obligation. . . $  4,040   $  3,799
      Accumulated benefit obligation. .    3,514      3,195
      Fair value of plan assets . . . .    --         --
                                        ========   ========


      Components of Net Periodic Benefit Cost:

                              Pension Benefits       Other Benefits
                             -------------------   -------------------
      (Dollars in Thousands)    2004      2003       2004       2003
      ----------------------  --------  --------   --------   --------
      Service cost. . . . .   $  1,001  $    862   $     98   $     85
      Interest cost . . . .        986       904         82         65
      Expected return on
        plan assets . . . .       (650)     (560)     --         --
      Amortization of
        transition obliga-
        tion (asset). . . .         (6)       (6)        23         23
      Amortization of
        prior service cost.        156       155         17         17
      Recognized net
        actuarial (gain)
        loss. . . . . . . .        120        92         11      --
                              --------  --------   --------   --------
      Net periodic
        benefit cost. . . .   $  1,607  $  1,447   $    231   $    190
                              ========  ========   ========   ========

ASSUMPTIONS

      Weighted-average assumptions used to determine benefit obligations at September 30:

                              Pension Benefits       Other Benefits
                             -------------------   -------------------
                                2004      2003      2004        2003
                              --------  --------   --------   --------
      Discount rate . . . .      6.25%     6.25%      6.25%      6.25%
      Rate of compensation
        increase. . . . . .      5.19%     5.17%      6.00%      6.00%


      Weighted average assumptions used to determined net periodic benefit cost for years ended September 30:

                              Pension Benefits       Other Benefits
                             -------------------   -------------------
                                2004      2003      2004        2003
                              --------  --------   --------   --------
      Discount rate . . . .      6.25%     6.75%      6.25%      6.75%
      Expected long-term
        return on plan
        assets. . . . . . .      8.00%     8.00%      0.00%      0.00%
      Rate of compensation
        increase. . . . . .      5.19%     5.17%      6.00%      6.00%

      The expected long-term rate of return of plan assets is based on historical and projected rates of return for current and planned asset classes in the plan's investment portfolio. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed and adjusted for historical and expected experience of the active portfolio management results compared to the benchmark returns and for the effect of expenses paid from plan assets. The Company reviews this long-term assumption on an annual basis.

      Assumed health care cost trend rates at September 30:

                                          2004       2003
                                        --------   --------

      Health care cost trend rate
        assumed for next year . . . . .      12%        12%
      Rate to which the cost trend
        rate is assumed to decline
        (the ultimate trend rate) . . .       6%         6%
      Year that the rate reaches
        the ultimate trend rate . . . .     2010       2009

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                        1-Percentage-     1-Percentage-
      (Dollars in Thousands)           Point Increase    Point Decrease
      ----------------------           --------------    --------------

      Effect on total of service
        and interest cost . . . . . .          $  20             $ (17)
      Effect on postretirement
        benefit obligation. . . . . .            153              (135)

PLAN ASSETS

      Landauer's pension plan weighted-average asset allocations at September 30, 2004, and 2003, by asset category are as follows:

                                            Plan Assets
                                          at September 30,
      Asset Category                      2004       2003
      --------------                    --------   --------

      Fixed income. . . . . . . . . . .      55%        56%
      Equity securities . . . . . . . .      44%        41%
      Cash equivalents. . . . . . . . .       1%         3%
                                            ----       ----
      Total . . . . . . . . . . . . . .     100%       100%
                                            ====       ====

      The plan's investment strategy supports the objectives of the plan. These objectives are to maximize returns in order to minimize contributions within reasonable and prudent levels of risk. To achieve theses objectives, the Company has established a strategic asset allocation policy to maintain approximately one half of plan assets in high quality fixed income securities such as investment grade bonds and short term government securities, with the other half containing large capitalization equity securities. The plan's objective is to periodically rebalance its assets to approximate weighted-average target asset allocations. Investments are diversified across classes and within each class to minimize the risk of large losses.

CONTRIBUTIONS

      The Company expects to contribute $789,000 to its pension plan in fiscal 2005, the maximum amount permitted under U.S. tax law.

ESTIMATED FUTURE BENEFIT PAYMENTS

      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                         Pension     Other
      (Dollars in Thousands)             Benefits   Benefits
      ----------------------             --------   --------
      2005. . . . . . . . . . . . . . .   $  284      $  22
      2006. . . . . . . . . . . . . . .      326         13
      2007. . . . . . . . . . . . . . .      344         19
      2008. . . . . . . . . . . . . . .      612         55
      2009. . . . . . . . . . . . . . .      742         88
      Years 2010-2014 . . . . . . . . .    5,091        767

9.    COMMITMENTS AND CONTINGENCIES

      The Company is involved in certain legal proceedings, but believes that the outcome of these proceedings will not have a materially adverse effect on its financial condition.

10.   STOCK-BASED COMPENSATION PLANS

      The Company maintains stock option plans for key employees
("Employees' Plan"). It also maintains a stock option plan for its non-employee directors. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No compensation costs have been recognized for stock-based compensation plan.

      The Company may grant options for up to 1,350,000 shares under the Employees' Plan. The Company may grant options for up to 100,000 shares under the Directors' Plan. The Company has granted options on 1,344,250 and 71,500 shares, respectively, under these plans through September 30, 2004. Under each plan, the option exercise price equals the stock's fair market value on the date of the grant. Options granted under the Employees' Plan vest ratably over varying periods of times. The initial grant of options in 1997 under the Directors' Plan vests ratably over ten years and subsequent grants vest ratably over three years. Options granted under the Employees' Plan in fiscal year 2004 were completely vested at September 30, 2004. The term of all options granted is for a period of 10 years.

      All options granted under these plans have been non-qualified options. Options granted through fiscal 2004 become exercisable as described above, ten years for options granted to directors, at a price not less than fair market value on the date of the grant. As of September 30, 2004, no incentive stock options had been granted.

      During fiscal 2004, options for 209,500 shares were granted and 186,062 options were exercised. As of September 30, 2004, non-qualified options for 439,513 shares had been granted at prices from $18.63 - $44.34 per share. At year-end, 281,207 shares were exercisable. This plan also provides for the grant of other forms of equity awards, however, for the years ended September 30, 2004, 2003 and 2002 no such grants have been made. See Note 7 for additional information on stock options.

      The summary of the status of these plans at September 30, 2004, 2003, and 2002 and changes for the years then ended is presented in the following table and narrative:

                                                           2004
                                                     -----------------
                                                              Weighted
      (Amounts in Thousands,                                  Average
      Except per Share)                              Shares    Price
      ----------------------                         ------   --------

      Outstanding at beginning of year. . . . . .       445    $ 28.05
      Granted . . . . . . . . . . . . . . . . . .       210      39.78
      Exercised . . . . . . . . . . . . . . . . .      (186)     24.37
      Forfeited . . . . . . . . . . . . . . . . .       (29)     35.08
                                                      -----    -------
      Outstanding at end of year. . . . . . . . .       440    $ 34.73
                                                      -----    -------
      Exercisable at end of year. . . . . . . . .       281    $ 36.26
                                                      =====    =======
      Weighted average fair value of
        options granted . . . . . . . . . . . . .              $  8.17
                                                               =======

                                                           2003
                                                     -----------------
                                                              Weighted
      (Amounts in Thousands,                                  Average
      Except per Share)                              Shares    Price
      ----------------------                         ------   --------

      Outstanding at beginning of year. . . . . .       436    $ 23.63
      Granted . . . . . . . . . . . . . . . . . .       142      34.54
      Exercised . . . . . . . . . . . . . . . . .      (123)     20.16
      Forfeited . . . . . . . . . . . . . . . . .       (10)     25.18
                                                      -----    -------
      Outstanding at end of year. . . . . . . . .       445    $ 28.05
                                                      -----    -------
      Exercisable at end of year. . . . . . . . .       193    $ 25.12
                                                      =====    =======
      Weighted average fair value of
        options granted . . . . . . . . . . . . .              $  6.24
                                                               =======

                                                           2002
                                                     -----------------
                                                              Weighted
      (Amounts in Thousands,                                  Average
      Except per Share)                              Shares    Price
      ----------------------                         ------   --------

      Outstanding at beginning of year. . . . . .       454    $ 22.15
      Granted . . . . . . . . . . . . . . . . . .        55      33.21
      Exercised . . . . . . . . . . . . . . . . .       (73)     22.05
                                                      -----    -------
      Outstanding at end of year. . . . . . . . .       436    $ 23.63
                                                      -----    -------
      Exercisable at end of year. . . . . . . . .       231    $ 22.36
                                                      =====    =======
      Weighted average fair value of
        options granted . . . . . . . . . . . . .              $  6.64
                                                               =======

      Following is a table that summarizes information about options outstanding as of September 30, 2004:

                                                            Options
                        Options Outstanding                Exercisable
                   --------------------------------    ------------------
                               Average     Weighted              Weighted
Range of                      Remaining    Average               Average
Exercise                     Contractual   Exercise              Exercise
Prices               Shares     Life        Price       Shares    Price
--------            -------- -----------   --------    --------  --------
$ 18.63-$ 22.00       29,375           6    $ 19.35       5,875   $ 19.36
$ 22.01-$ 25.00       17,000           3      22.36       9,500     22.31
$ 25.01-$ 28.00       32,700           4      26.41      32,700     26.41
$ 28.01-$ 31.00        --             --       --          --        --
$ 31.01-$ 34.00       24,000           7      32.10       7,500     32.02
$ 34.01-$ 37.00      130,688           8      34.50      32,819     34.50
$ 37.01 $ 40.00      191,250           9      39.51     187,688     39.55
$ 40.01+              14,500           9      41.97       5,125     41.35
                     -------         ---    -------     -------   -------
                     439,513           6    $ 34.73     281,207   $ 36.26
                     =======         ===    =======     =======   =======

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2004, 2003, and 2002:

                                          2004       2003       2002
                                        --------   --------   --------
      Risk free interest rates. . . . .    4.27%      4.13%      4.65%
      Expected dividend yield . . . . .    4.02%      4.35%      4.22%
      Expected life (years) . . . . . .       10         10         10
      Expected volatility . . . . . . .   24.22%     23.13%     23.30%

11.   IMPAIRMENT IN VALUE OF ASSETS

      Following a period of product introduction, marketing efforts and an analysis of second quarter fiscal 2003 results, it was determined that spending constraints placed on targeted customers by health care cost pressures and state and local government budget deficits had significantly reduced the future net cash flows expected to be realized from Aurion. Accordingly, the Company recorded a non-cash pre-tax charge of $2,750,000, or $0.19 per diluted share for the fiscal quarter ended March 31, 2003, to recognize an impairment in the value of assets for the Aurion product line. The operating results for Aurion were not significant for any period presented. Based on the estimated identifiable cash flows from this service offering, the impairment charge represents the Company's entire investment in the Aurion-related assets and fixed assets, licenses, software and badge components.

12.   GEOGRAPHIC INFORMATION

      The Company operates in a single business segment - radiation monitoring services. The Company provides these services primarily to customers in the United States and to customers in other geographic markets. The following table shows the geographical distribution of revenues for the fiscal years ended September 30, 2004 and 2003:

      (Dollars in Thousands)              2004       2003
      ----------------------            --------   --------
      Domestic. . . . . . . . . . . . . $ 58,133   $ 54,618
      Europe. . . . . . . . . . . . . .    8,104      6,891
      Other countries . . . . . . . . .    3,572      3,309
                                        --------   --------
                                        $ 69,809   $ 64,818
                                        ========   ========

13.   ACQUISITION OF MINORITY INTEREST IN LCIE- LANDAUER, LTD.

      In April 2004 Landauer, Inc. consummated an agreement with Bureau Veritas ("BV") to acquire the 49% minority interest in LCIE-Landauer, Ltd. owned by BV's subsidiary, Laboratoire Central Industries des Electriques ("LCIE"), for $10.4 million in cash. The purchase price was allocated to identifiable intangible assets based on estimates of fair value as determined by an independent third party valuation consultant. Substantially all the purchase price, plus deferred tax liabilities recorded, was allocated to intangible assets including $3.9 of customer lists (amortized over the estimated useful life of 15 years) and goodwill of $7.9 million. Had the acquisition occurred at the beginning of the periods presented, unaudited net income of the Company on a proforma basis would have been as follows:

                                         $000 (Except EPS)
                                           Year Ending
                                           September 30,
                                          2004       2003
                                        --------   --------
      Proforma Net Income . . . . . . . $ 18,011   $ 15,367
      Diluted earnings per share. . . . $   2.01   $   1.73

      The unaudited proforma net income is for illustrative purposes only and is not necessarily indicative of the financial results had the acquisition actually occurred at the beginning of the periods presented.

      Landauer funded the purchase price from a combination of working capital funds ($2.7 million), and $7.7 million borrowed under a credit facility obtained in April 2004. See Note 6 for additional information on the credit facility.

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



TO STOCKHOLDERS AND DIRECTORS OF LANDAUER, INC.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' investment and comprehensive income and cash flows present fairly, in all material respects, the financial position of Landauer, Inc. and its subsidiaries at September 30, 2004 and September 30, 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



                              PricewaterhouseCoopers LLP
                              Chicago, Illinois
                              December 9, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


ITEM 9A.  CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Company's management, including the CEO and CFO, concluded the Company's disclosure controls and procedures as of September 30, 2004 were effective in ensuring information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported on a timely basis. There have been no changes in the Company's internal control over financial reporting that occurred during the period ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION

      The Company has reported on Form 8-K all information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2004.




                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information contained under the headings "Election of Directors and Beneficial Ownership of Certain Voting Securities" in the Proxy Statement relating to the directors of the Company is incorporated herein by reference. The information contained in Item 4A hereof relating to the executive officers of the registrant is incorporated herein by reference.

AUDIT COMMITTEE FINANCIAL EXPERTS

      The Company has determined that Messrs. Robert J. Cronin and Thomas
M. White, qualify as "audit committee financial experts" as defined in Item 401(h) of Regulation S-K, and that each is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

CODE OF ETHICS

      The Company has adopted a Code of Business Ethics applicable to all employees. The Company has also adopted a Code of Conduct for Senior Financial Executives including the principal executive officer, principal financial officer and principal accounting officer of the Company. Copies of these documents are available on the Company's Web site at www.landauerinc.com and printed copies are available upon request from the Company. The Company intends to post on its web site any amendments to, or waivers from, its Code of Business Ethics or Code of Conduct for Senior Financial Officers applicable to such senior officers.

ITEM 11.  EXECUTIVE COMPENSATION

      Except for the information relating to Item 13 hereof and except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Executive Compensation" and "Compensation Committee Report" in the Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

      The information contained under the headings "Beneficial Ownership of Certain Voting Securities" and "Equity Compensation Plan Information" in the Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Except for the information relating to Item 11 hereof and except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Election of Directors", and "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.


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

(10)(e) Form of Supplemental Key Executive Retirement Plan of Landauer, Inc., as amended and restated effective October 1, 2003, is incorporated by reference to Exhibit (10)(e) to the Annual Report or Form 10-K for the fiscal year ended September 30, 2003.

(10)(f) The Landauer, Inc. Incentive Compensation Plan for Executive Officers is incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10-K for the fiscal year ended
            September 30, 2000.

(10)(g) The Landauer, Inc. 1997 Non-Employee Director's Stock Option Plan, as amended and restated through November 8, 2002, is incorporated by reference to Exhibit (10)(g) to the Annual Report or Form 10-K for the fiscal year ended September 30, 2003.

(10)(h) Employment agreements dated February 29, 1996 between the Registrant and Brent A. Latta, James M. O'Connell and R. Craig Yoder are incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

(10)(i) Employment agreements dated November 9, 2002 between the Registrant and Robert M. Greaney are incorporated by reference to Exhibit (10)(i) to the Annual Report or Form 10-K for the fiscal year ended September 30, 2003.

(10)(j)     The Landauer, Inc. Executive Special Severance Plan dated
            May 22, 2003 is incorporated by reference to Exhibit (10)(j) to the Annual Report or Form 10-K for the fiscal year ended September 30, 2003.

(10)(k) The Credit Agreement between Landauer, Inc. and LaSalle Bank N.A. is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10Q for the quarter ended June 30, 2004.

(10)(l) Form of stock option award pursuant to the Landauer, Inc. 1996 Equity Plan as attached hereto as Exhibit (10)(i).

(21)        Subsidiaries of the registrant are:

            Beijing-Landauer, Ltd. (70%)
            Beijing, P.R. China

            HomeBuyer's Preferred, Inc. (100%)
            2 Science Road
            Glenwood, IL  60425-1586

            Nagase-Landauer, Ltd. (50%)
            Tokyo, Japan

            SAPRA-Landauer, Ltda. (75%)
            Sao Carlos - SP - Brazil

            LCIE-Landauer, Ltd. and subsidiary (100%)
            Paris, France
            Oxford, United Kingdom

31.1 Certification of Brent A. Latta, President and Chief Executive Office, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003 filed herewith.

31.2 Certification of James M. O'Connell, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003 filed herewith.

32.1 Certification of Brent A. Latta, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003 furnished herewith.

32.2 Certification of James M. O'Connell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2003 furnished herewith.

      Exhibits 10(a), 10(d), 10(e), 10(f), 10(g), 10(h), 10(i), 10(j) and
10(l) listed above are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

                  SIGNATURES OF REGISTRANT AND DIRECTORS

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                  LANDAUER, INC.

                  By:   /s/ Brent A. Latta           December 10, 2004
                        ------------------------
                        Brent A. Latta
                        President and
                        Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


      Signature                      Title                     Date
      ---------                      -----                     ----

/s/ Brent A. Latta          President and Director      December 10, 2004
Brent A. Latta           (Principal Executive Officer)

/s/ James M. O'Connell     Vice President, Finance,     December 10, 2004
James M. O'Connell          Treasurer and Secretary
                           (Principal Financial and
                              Accounting Officer)

/s/ Robert J. Cronin               Director             December 10, 2004
Robert J. Cronin

/s/ E. Gail de Planque             Director             December 10, 2004
E. Gail de Planque

/s/ Gary D. Eppen                  Director             December 10, 2004
Gary D. Eppen

/s/ Richard R. Risk                Director             December 10, 2004
Richard R. Risk

/s/ Thomas M. White                Director             December 10, 2004
Thomas M. White

/s/ Michael D. Winfield            Director             December 10, 2004
Michael D. Winfield


                                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           (Amounts in Thousands, Except Per Share)
                                                   -------------------------------------------------------
                                                     First      Second       Third     Fourth       Total
                                                    Quarter     Quarter     Quarter    Quarter      Year
                                                    -------     -------     -------    -------     -------

Net revenues                    2004                $16,778     $18,262     $17,203    $17,566     $69,809
                                2003                $15,392     $16,846     $15,925    $16,655     $64,818

Operating income                2004                $ 6,359     $ 7,667     $ 6,717    $ 6,977     $27,720
                                2003                $ 6,065     $ 4,792     $ 6,138    $ 6,862     $23,857

Net income                      2004                $ 4,005     $ 4,839     $ 4,394    $ 4,532     $17,770
                                2003                $ 3,809     $ 3,030(1)  $ 3,828    $ 4,352     $15,019

Diluted net income
  per share                     2004                $  0.45     $  0.54     $  0.49    $  0.50     $  1.98
                                2003                $  0.43     $  0.34     $  0.43    $  0.49     $  1.69

Cash dividends per share        2004                $  0.40     $  0.40     $  0.40    $  0.40     $  1.60
                                2003                $ 0.375     $ 0.375     $ 0.375    $ 0.375     $  1.50

Common stock price
  per share                     2004       high     $ 41.96     $ 44.75     $ 44.73    $ 47.97     $ 47.97
                                            low       35.48       40.05       38.71      41.45       35.48

                                2003       high     $ 37.30     $ 38.95     $ 42.70    $ 42.65     $ 42.70
                                            low       32.70       33.40       36.40      35.08       32.70

Weighted Average Diluted
  Shares Outstanding            2004                  8,930       8,978       8,976      8,999       8,971
                                2003                  8,863       8,871       8,910      8,918       8,891


  (1) Includes asset impairment charge of $2,750 related to the Aurion product line.








                                                       44
