Form 10-K/A
period 2004-09-30
LANDAUER INC
filed 2005-01-31
CIK 825410

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549


                              FORM 10-K/A
                           (Amendment No. 1)

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

 COMMON STOCK WITH PAR VALUE $.10      NEW YORK STOCK EXCHANGE
       (Title of Each Class)              (Name of Exchange
                                        On Which Registered)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ X ] No [ ]

     As of March 31, 2004, the aggregate market value of the voting and non-voting common equities (based upon the closing price on the New York Stock Exchange) held by non-affiliates was approximately $370,000,000. The number of shares of common stock ($.10 per value) outstanding as of December 10, 2004 was 8,949,123.

                                PART II


Explanatory Note:

This amendment to Landauer, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 is being filed solely to include selected financial information that was inadvertently omitted from the original filing.


ITEM 6.    SELECTED FINANCIAL DATA.

                   SIX YEAR SELECTED FINANCIAL DATA
                    LANDAUER, INC. AND SUBSIDIARIES



For the                 (Dollars in Thousands Except Per Share Data)
years ended
September 30,           1999    2000    2001    2002    2003    2004
                      ------- ------- ------- ------- ------- -------

OPERATING RESULTS
Net revenues. . . . . $43,800 $47,174 $53,028 $58,608 $64,818 $69,809
Operating income. . .  14,756  19,316  21,874  24,399  23,857  27,720
Net income. . . . . .   9,489  12,762  14,324  16,180  15,019  17,770
As a percent of
  net revenues. . . .   21.7%   27.1%   27.0%   27.6%   23.2%   25.5%
Diluted net income
  per share . . . . . $  1.09 $  1.47 $  1.64 $  1.83 $  1.69 $  1.98
Cash dividends
  per share . . . . . $  1.40 $  1.40 $  1.40 $  1.40   $1.50 $  1.60

Total assets. . . . . $44,624 $47,061 $50,550 $60,257 $64,515 $77,518



                               PART III

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)

     3.    LIST OF EXHIBITS


     (3)(a) Certificate of Incorporation of the Registrant, as amended through February 4, 1993, is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

     (3)(b) By-laws of the Registrant are incorporated by reference to Exhibit (3)(b) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

     (4)(a) Specimen stock certificate of the Registrant is incorporated by reference to Exhibit (4)(a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

     (10)(a) Landauer, Inc. 1996 Equity Plan, as amended and restated through November 8, 2001, is incorporated by reference to Exhibit (10)(a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

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

     (10)(d)     Landauer, Inc.'s Directors' Retirement Plan dated
                 March 21, 1990, is incorporated by reference to Exhibit (10)(f) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

     (10)(e) Form of Supplemental Key Executive Retirement Plan of Landauer, Inc., as amended and restated effective
                 October 1, 2003, is incorporated by reference to Exhibit (10)(e) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

     (10)(f) Landauer, Inc. Incentive Compensation Plan for Executive Officers is incorporated by reference to Exhibit (10)(h) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

     (10)(g) Landauer, Inc. 1997 Non-Employee Director's Stock Option Plan, as amended and restated through November 8, 2002, is incorporated by reference to Exhibit (10)(g) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

     (10)(h) Employment Agreements dated February 29, 1996 between the Registrant and Brent A. Latta, James M. O'Connell and R. Craig Yoder are incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended
                 September 30, 1998.

     (10)(i) Employment Agreements dated November 9, 2002 between the Registrant and Robert M. Greaney are incorporated by reference to Exhibit (10)(i) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

     (10)(j)     Landauer, Inc. Executive Special Severance Plan dated
                 May 22, 2003 is incorporated by reference to Exhibit (10)(j) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

     (10)(k) Credit Agreement between Landauer, Inc. and LaSalle Bank N.A. is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 2004.

     (10)(l)* Form of stock option award pursuant to the Landauer, Inc. 1996 Equity Plan.

     (21)        Subsidiaries of the Registrant are:

                 .    Beijing-Landauer, Ltd. (70%), Beijing, P.R. China

                 . HomeBuyer's Preferred, Inc. (100%), 2 Science Road, Glenwood, Illinois 60425-1586

                 .    Nagase-Landauer, Ltd. (50%), Tokyo, Japan

                 .    SAPRA-Landauer, Ltda. (75%), Sao Carlos - SP -
                      Brazil

                 . LCIE-Landauer, Ltd. and subsidiary (100%), Paris, France and Oxford, United Kingdom

     (31.1) Certification of Brent A. Latta, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003 filed herewith.

     (31.2) Certification of James M. O'Connell, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003 filed herewith.

     (32.1)* Certification of Brent A. Latta, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

     (32.2)* Certification of James M. O'Connell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

     *  Previously filed.

                       SIGNATURES OF REGISTRANT


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            LANDAUER, INC.


                            By:   /s/ James M. O'Connell
                                  ------------------------------
                                  Name:  James M. O'Connell
                                  Title: Chief Financial Officer

Date:  January 31, 2005

                             EXHIBIT INDEX

(3)(a) Certificate of Incorporation of the Registrant, as amended through February 4, 1993, is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended
           September 30, 1993.

(3)(b) By-laws of the Registrant are incorporated by reference to Exhibit (3)(b) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

(4)(a) Specimen stock certificate of the Registrant is incorporated by reference to Exhibit (4)(a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

(10)(a) Landauer, Inc. 1996 Equity Plan, as amended and restated through November 8, 2001, is incorporated by reference to Exhibit (10)(a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

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

(10)(d) Landauer, Inc.'s Directors' Retirement Plan dated March 21, 1990, is incorporated by reference to Exhibit (10)(f) to the Annual Report on Form 10-K for the fiscal year ended
           September 30, 1996.

(10)(e) Form of Supplemental Key Executive Retirement Plan of Landauer, Inc., as amended and restated effective October 1, 2003, is incorporated by reference to Exhibit (10)(e) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(10)(f) Landauer, Inc. Incentive Compensation Plan for Executive Officers is incorporated by reference to Exhibit (10)(h) to the Annual Report on Form 10-K for the fiscal year ended
           September 30, 2000.

(10)(g) Landauer, Inc. 1997 Non-Employee Director's Stock Option Plan, as amended and restated through November 8, 2002, is incorporated by reference to Exhibit (10)(g) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(10)(h) Employment Agreements dated February 29, 1996 between the Registrant and Brent A. Latta, James M. O'Connell and R. Craig Yoder are incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

(10)(i) Employment Agreements dated November 9, 2002 between the Registrant and Robert M. Greaney are incorporated by reference to Exhibit (10)(i) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(10)(j) Landauer, Inc. Executive Special Severance Plan dated May 22, 2003 is incorporated by reference to Exhibit (10)(j) to the Annual Report on Form 10-K for the fiscal year ended
           September 30, 2003.

(10)(k) Credit Agreement between Landauer, Inc. and LaSalle Bank N.A. is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(10)(l)* Form of stock option award pursuant to the Landauer, Inc. 1996 Equity Plan.

(21)       Subsidiaries of the Registrant are:

           .     Beijing-Landauer, Ltd. (70%), Beijing, P.R. China

           . HomeBuyer's Preferred, Inc. (100%), 2 Science Road, Glenwood, Illinois 60425-1586

           .     Nagase-Landauer, Ltd. (50%), Tokyo, Japan

           .     SAPRA-Landauer, Ltda. (75%), Sao Carlos - SP - Brazil

           . LCIE-Landauer, Ltd. and subsidiary (100%), Paris, France and Oxford, United Kingdom

(31.1) Certification of Brent A. Latta, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003 filed herewith.

(31.2) Certification of James M. O'Connell, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003 filed herewith.

(32.1)* Certification of Brent A. Latta, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

(32.2)* Certification of James M. O'Connell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2003.


   *  Previously filed.