Form 10-Q
period 2004-12-31
LANDAUER INC
filed 2005-02-08
CIK 825410

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                  FORM 10-Q


      [ X ]   QUARTERLY REPORT pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


             For the quarterly period ended December 31, 2004 or


      [   ]   TRANSITION REPORT pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                    For the transition from ____ to ____



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

Indicate by checkmark whether the registrant is an accelerated filer as defined in Rule 12.b.2 of the Exchange Act
Yes [ X ]  No [   ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
                Class                               February 8, 2005
   ------------------------------                   ----------------

    Common stock, $.10 par value                        8,952,278

PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                       LANDAUER, INC. AND SUBSIDIARIES

               Condensed Consolidated Unaudited Balance Sheets
                        (000's, except share amounts)


                                   ASSETS
                                   ------

                                          December 31,    September 30,
                                             2004             2004
                                          ------------    -------------

Current assets:
  Cash and cash equivalents. . . . . .        $  9,884         $  7,979
  Short-term investments . . . . . . .             462              616
  Accounts receivable, less
    allowances of $465 at 12/31/04
    and $460 at 9/30/04. . . . . . . .          16,921           15,060
  Inventories. . . . . . . . . . . . .           3,251            3,206
  Prepaid expenses . . . . . . . . . .           1,200            1,116
  Prepaid income taxes . . . . . . . .           2,153            2,292
  Deferred income taxes. . . . . . . .              21               21
                                              --------         --------

        Current assets . . . . . . . .          33,892           30,290

  Property, plant and equipment,
   at cost . . . . . . . . . . . . . .          41,916           41,021
    Less: Accumulated depreciation
      and amortization . . . . . . . .         (23,521)         (22,481)
                                              --------         --------

        Net property, plant
          and equipment. . . . . . . .          18,395           18,540

  Goodwill & other intangible
    assets net of amortization . . . .          19,383           19,493
  Equity in joint venture. . . . . . .           3,904            3,916
  Dosimetry devices, net of
    amortization . . . . . . . . . . .           5,247            4,791
  Other assets . . . . . . . . . . . .             487              488
                                              --------         --------

                                              $ 81,308         $ 77,518
                                              ========         ========


















 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES

                        (000's, except share amounts)


                  LIABILITIES AND STOCKHOLDERS' INVESTMENT
                  ----------------------------------------


                                          December 31,    September 30,
                                             2004             2004
                                          ------------    -------------

Current liabilities:
  Accounts payable . . . . . . . . . .        $  1,410         $  1,306
  Notes payable. . . . . . . . . . . .           5,673            5,262
  Deferred contract revenue. . . . . .          12,979           12,554
  Dividend payable . . . . . . . . . .           3,804            3,577
  Accrued compensation and
    related costs. . . . . . . . . . .           2,084            2,230
  Accrued pension costs. . . . . . . .             584              834
  Accrued taxes on income. . . . . . .           2,489               20
  Deferred taxes . . . . . . . . . . .              94               94
  Accrued expenses . . . . . . . . . .           2,263            2,399
                                              --------         --------

        Current liabilities. . . . . .          31,380           28,276

Non-current liabilities:
  Pension and postretirement
    obligation . . . . . . . . . . . .           4,338            3,845
  Deferred income taxes. . . . . . . .           1,317            1,317
                                              --------         --------

        Non-current liabilities. . . .           5,655            5,162

Minority interest in subsidiary. . . .              24               83
                                              --------         --------

Stockholders' investment:
  Preferred stock, $.10 par value
    per share -
    Authorized - 1,000,000 shares
    Outstanding - None . . . . . . . .           --               --
  Common stock, $.10 par value
    per share -
    Authorized - 20,000,000 shares
    Outstanding - 8,952,278 shares
      at 12/31/04 and 8,945,665
      shares at 9/30/04. . . . . . . .             895              895
  Premium paid in on common stock. . .          14,542           14,400
  Cumulative translation
    adjustments. . . . . . . . . . . .            (767)            (251)
  Retained earnings. . . . . . . . . .          29,579           28,953
                                              --------         --------

        Total stockholders'
          investment . . . . . . . . .          44,249           43,997
                                              --------         --------

                                              $ 81,308         $ 77,518
                                              ========         ========





 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES

            Condensed Consolidated Unaudited Statements of Income
                      (000's, except per share amounts)



                                                Three Months Ended
                                          -----------------------------
                                          December 31,     December 31,
                                             2004             2003
                                          ------------    -------------

Net revenues . . . . . . . . . . . . .        $ 18,325         $ 16,778

Costs and expenses:
  Cost of revenues . . . . . . . . . .           7,094            6,138
  Selling, general and
    administrative . . . . . . . . . .           4,511            4,281
                                              --------         --------

                                                11,605           10,419
                                              --------         --------

Operating income . . . . . . . . . . .           6,720            6,359

Equity in income of joint venture. . .             357              232
Other (expense) income, net. . . . . .             (45)              35
                                              --------         --------

Income before income taxes and
  minority interest. . . . . . . . . .           7,032            6,626

Income taxes . . . . . . . . . . . . .          (2,586)          (2,481)
                                              --------         --------
Income before minority interest. . . .           4,446            4,145

Minority interest therein. . . . . . .             (16)            (140)
                                              --------         --------

Net income . . . . . . . . . . . . . .        $  4,430         $  4,005
                                              ========         ========

Net Income per common share:
  Basic. . . . . . . . . . . . . . . .        $   0.50         $   0.45
                                              ========         ========
  Based on average shares
    outstanding. . . . . . . . . . . .           8,949            8,852
                                              ========         ========


  Diluted. . . . . . . . . . . . . . .        $   0.49         $   0.45
                                              ========         ========
  Based on average shares
    outstanding. . . . . . . . . . . .           9,019            8,930
                                              ========         ========












 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES

          Condensed Consolidated Unaudited Statements of Cash Flows
                      (000's except per share amounts)


                                                    Three Months Ended
                                               ---------------------------
                                               December 31,   December 31,
                                                  2004           2003
                                               ------------  -------------
Cash flow from operating activities:
  Net Income . . . . . . . . . . . . . . . .       $  4,430       $  4,005

Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation . . . . . . . . . . . . . . .          1,524          1,251
  Amortization . . . . . . . . . . . . . . .            159             90
  Bad debt expense . . . . . . . . . . . . .             21             47
  Equity in net income of foreign
    affiliate. . . . . . . . . . . . . . . .           (357)          (232)
  Dividends received from foreign
    affiliate. . . . . . . . . . . . . . . .          --               598
  Tax effect of stock options. . . . . . . .            121             65
  (Increase) decrease in short-term
    investments. . . . . . . . . . . . . . .            154         (1,023)
  Increase in accounts receivable - net. . .         (1,883)        (1,830)
  (Increase) decrease in inventory . . . . .            (45)           291
  Decrease in prepaid expenses . . . . . . .             54             22
  Net increase in other assets . . . . . . .           (616)          (807)
  (Decrease) increase in accounts payable. .            104            (24)
  Increase in notes payable. . . . . . . . .            482          --
  Increase in accrued liabilities. . . . . .          1,936          1,508
  Increase in deferred contract revenue. . .            425            146
  Increase in non-current liabilities. . . .            493            449
  Increase in minority interest. . . . . . .             26            199
                                                   --------       --------
  Net cash provided from
    operating activities . . . . . . . . . .          7,028          4,755

Cash flows from investing activities:
  Acquisition of property, plant and
    equipment. . . . . . . . . . . . . . . .           (895)        (1,582)
  Disposition of property, plant and
    equipment. . . . . . . . . . . . . . . .          --                95
                                                   --------       --------
  Net cash used by investing activities. . .           (895)        (1,487)

Cash flows from financing activities:
  Dividends paid to stockholders . . . . . .         (3,577)        (3,316)
  Dividends paid to minority interest. . . .            (85)           (69)
  Proceeds from the exercise of stock
    options. . . . . . . . . . . . . . . . .             21          --
  Repayments of revolving credit
    facility . . . . . . . . . . . . . . . .            (71)         --
                                                   --------       --------
  Net cash used by financing activities. . .         (3,712)        (3,385)

Effects of foreign currency translation. . .           (516)           208
Net increase in cash and cash equivalents. .          1,905             91
Opening balance - cash and
  cash equivalents . . . . . . . . . . . . .          7,979         10,572
                                                   --------       --------
Ending balance - cash and
  cash equivalents . . . . . . . . . . . . .       $  9,884       $ 10,663
                                                   ========       ========

 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Unaudited Financial Statements
                              December 31, 2004


(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or "the Company) as of December 31, 2004 and September 30, 2004, and the condensed consolidated results of operations and cash flows for the three-month periods ended December 31, 2004 and 2003. In the opinion of management, the accompanying consolidated unaudited condensed financial statements contain all adjustments necessary to present fairly the consolidated financial position of Landauer as of December 31, 2004 and September 30, 2004, and the consolidated results of operations and cash flows for the three-month periods ended December 31, 2004 and 2003.

      The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 2004 Landauer Annual Report on Form 10-K.

      Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the results of operation or financial position.

      The results of operations for the three-month periods ended
December 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

(2)   CASH DIVIDENDS

      On November 12, 2004, the Company declared a regular quarterly cash dividend in the amount of $.425 per share payable on January 17, 2005, to stockholders of record on December 17, 2004.

      Regular quarterly cash dividends of $.40 per share ($1.60 annually) were declared during fiscal 2004.

(3)   COMPREHENSIVE INCOME

      Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company's comprehensive income for the three-month periods ended December 31, 2004 and 2003 (000's):
                                                    Three Months Ended
                                                        December 31,
                                                   --------------------
                                                     2004        2003
                                                   --------    --------
    Net Income . . . . . . . . . . . . . . . .     $  4,430    $  4,005
    Other comprehensive loss - foreign
      currency translation adjustment. . . . .          516         208
                                                   --------    --------
    Comprehensive income . . . . . . . . . . .     $  3,914    $  3,797
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

                       LANDAUER, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Unaudited Financial Statements
                        December 31, 2004 (Continued)


      The following table presents the weighted average number of shares of common stock for the three-month periods ended December 31, 2004 and 2003 (000's):
                                                    Three Months Ended
                                                        December 31,
                                                   --------------------
                                                     2004        2003
                                                   --------    --------
    Weighted average number of shares
      of common stock outstanding. . . . . . .        8,949       8,852
    Options issued to executives . . . . . . .           70          78
                                                   --------    --------
    Weighted average number of shares
      of common stock assuming dilution. . . .        9,019       8,930
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

                                                    Three Months Ended
                                                        December 31,
                                                   --------------------
                                                     2004        2003
                                                   --------    --------
Net income, as reported. . . . . . . . . . . .     $  4,430    $  4,005
Deduct: Total stock-based employee compensa-
  tion expense determined under fair value
  based method for all awards, net of
  related tax effects. . . . . . . . . . . . .     $  1,292    $    183
                                                   --------    --------
Pro forma net income . . . . . . . . . . . . .     $  3,138    $  3,822
                                                   ========    ========

Earnings per share:
  Basic - As Reported. . . . . . . . . . . . .     $   0.50    $   0.45
                                                   ========    ========
  Basic - Pro Forma. . . . . . . . . . . . . .     $   0.35    $   0.43
                                                   ========    ========

  Diluted - As Reported. . . . . . . . . . . .     $   0.49    $   0.45
                                                   ========    ========
  Diluted - Pro Forma. . . . . . . . . . . . .     $   0.35    $   0.43
                                                   ========    ========

                       LANDAUER, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Unaudited Financial Statements
                        December 31, 2004 (Continued)


      On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

      SFAS 123R will be effective for the Company's fiscal quarter beginning July 1, 2005, and allows for the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.

Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. The Company used the Modified Prospective Application Method to calculate the compensation expenses noted above.

      The Company has quantified the effects of the adoption of SFAS 123R on a preliminary basis, and it is expected that the new standard will result in approximately $262,000 of stock-based compensation expense (before income taxes) to be recognized in fiscal 2006 and $33,000 in fiscal 2007. The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of original
SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed above. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period.

(6)   NOTES PAYABLE

      In April 2004 the Company negotiated a $25 million line of credit provided by LaSalle Bank, ABN AMRO. The credit facility, with a maturity date of April 12, 2005, provides funds that are to be used for working capital and other general corporate purposes. The credit agreement is annually renewable upon agreement of the parties and provides the Company with the option of electing to borrow funds denominated in U.S. dollars or euros that bear interest rates based on the federal funds denominated in US dollars or euros that bear interest rates based on the federal funds rate, prime rate, EURIBOR or LIBOR. It also contains certain covenants, including a covenant for minimum tangible net worth. As of December 31, 2004 the Company was in compliance with all of the covenants contained in the credit agreement. The Company currently expects that the credit facility will be renewed for an additional year.

      In April 2004 the Company borrowed $7,724,000 under this facility as part of funding the acquisition of the remaining 49% minority interest in LCIE-Landauer, Ltd. During the first quarter of fiscal 2005 the Company made principal payments of $71,000 as well as an interest payment of $33,000.

                       LANDAUER, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Unaudited Financial Statements
                        December 31, 2004 (Continued)


      Current outstanding balances under the line are denominated in euros and bear interest at the applicable rate plus 1.25% per annum. At
December 31, 2004, the loan is based upon the 181 day EURIBOR rate and is fixed at 3.38% until February 28, 2005, at which time the Company will execute a new EURIBOR election notice and specify the interest period and rate for the remaining balance of the advance under the terms of the credit agreement. In the event the credit facility is not renewed at maturity, it is expected that cash on hand, and cash flow from operations, and the Company's borrowing capacity will be sufficient to satisfy the obligation. The expectation is the Company will fund euro-based debt service payments from the euro-denominated cash flows.

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

      The components of net periodic benefit cost for pension and retiree medical plans are as follows:
                                          Pension            Other
                                          Benefits          Benefits
                                        -------------     -------------
                                              For the three months
                                               ended December 31,
                                        -------------------------------
     In $000's                          2004     2003     2004     2003
                                        ----     ----     ----     ----
Components of net periodic cost:
  Service Cost . . . . . . . . . . .    $250     $215     $ 25     $ 21
  Interest Cost. . . . . . . . . . .     247      226       20       16
  Expected return on plan assets . .    (162)    (140)      --       --
  Amortization of transition
    assets . . . . . . . . . . . . .      (2)      (2)       6        6
  Amortization of prior service
    costs. . . . . . . . . . . . . .      39       39        4        4
  Recognized net actuarial loss. . .      30       23        3       --
                                        ----     ----     ----     ----
  Net periodic benefit cost. . . . .    $402     $361     $ 58     $ 47
                                        ====     ====     ====     ====

      Landauer expects to contribute $789,000 to its pension plan in fiscal 2005, the maximum amount permitted under U.S. tax law. The Company made $250,000 in pension contributions in the first fiscal quarter of 2005 and expects to fund the remaining $539,000 in the second fiscal quarter.

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

                       LANDAUER, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Unaudited Financial Statements
                        December 31, 2004 (Continued)


(8)   ACQUISITION OF MINORITY INTEREST IN LCIE- LANDAUER, LTD.

      In April 2004 Landauer, Inc. consummated an agreement with Bureau Veritas ("BV") to acquire the 49% minority interest in LCIE-Landauer, Ltd. owned by BV's subsidiary, Laboratoire Central Industries des Electriques ("LCIE"), for $10.4 million in cash. The purchase price was allocated to identifiable intangible assets based on estimates of fair value as determined by an independent third party valuation consultant. Substantially all the purchase price, plus deferred tax liabilities recorded, was allocated to intangible assets including $3.9 of customer lists (amortized over the estimated useful life of 15 years) and goodwill of $7.9 million. Had the acquisition occurred at the beginning of the periods presented, unaudited net income of the Company on a proforma basis would have been as follows (amounts in thousands, except per share):

                                                         For the
                                                    Three Months Ended
                                                        December 31,
                                                   --------------------
                                                     2004        2003
                                                   --------    --------
     Proforma Net Income . . . . . . . . . . .     $  4,430    $  4,069
     Diluted earnings per share  . . . . . . .     $   0.49    $   0.46

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

                       LANDAUER, INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW
--------

      Landauer is the leading provider of analytical services to determine occupational and environmental radiation exposure. For 50 years, the Company has provided complete radiation dosimetry services to hospitals, medical and dental offices, universities, national laboratories, and other industries in which radiation poses a potential threat to employees. Landauer's services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from clients, and the analysis and reporting of exposure findings. The majority of these services are provided to customers in the U.S., Japan, France, the United Kingdom, Brazil, Canada and China.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Landauer's cash provided from operating activities for the three months ended December 31, 2004 and 2003 amounted to $7,028,000 and $4,755,000 respectively. The increase in cash provided from operating activities is primarily a result of decreased short-term investments. Acquisitions of property, plant and equipment were $895,000 and $1,582,000, respectively for the quarters ended December 31, 2004 and 2003. The Company's financing activities are primarily comprised of borrowing activities and payments of cash dividends to shareholder and minority partners.

                       LANDAUER, INC. AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Conditions
                    and Results of Operations (Continued)


      The Company has long-term liabilities in the amount of $5,655,000 and $5,162,000 at December 31, 2004 and September 30, 2004, respectively, and its requirement for cash flow to support investing activities is generally limited. Since the credit facility described in No. 6 to the financial statements expires in April 2005, borrowings thereunder are classified as current liabilities. The Company expects to execute a new credit agreement in April 2005 with terms and conditions similar to the existing credit facility. Capital expenditures for the balance of fiscal 2005 are expected to amount to approximately $6,600,000 principally for the acquisition of equipment to support the Company's introduction of the InLight product line, introduction of new products, and the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations. In the opinion of management, cash flow from operations and the Company's borrowing capacity under its line of credit are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program. From time to time, the Company may have the opportunity to make investments for acquisitions or other purposes and borrowings can be made under the credit facility to fund such investments. See Note 6 to the financial statement for additional information regarding the credit facility. The borrowings under the credit facility are denominated in euros, which is the functional currency of LCIE-Landauer, Ltd.

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments amounted to $12,979,000 and $12,554,000, respectively, as of December 31, 2004 and September 30, 2004, and are included in the balance sheet under the caption "Deferred Contract Revenue." While these amounts represent approximately one-half of current liabilities, such amounts generally do not represent a cash requirement.

      All customers are invoiced in accordance with the Company's standard terms, with payment due thirty days from date of invoice. Considering the Company's invoicing practices and that a significant portion of the Company's revenues are subject to health care industry reimbursement cycles, the average days of sales outstanding range from 43 to 80 days over the course of a fiscal quarter.


RESULTS OF OPERATIONS
---------------------

      Revenues for the quarter just ended were $18,325,000, a 9.2% increase compared with revenues of $16,778,000 for the same quarter in fiscal 2004. Revenues for the quarter just ended were more than $1,500,000 higher compared with the first quarter of fiscal 2004. Growth in domestic radiation measurement revenues and ancillary fees resulted from higher pricing and increased unit volume and represented approximately 40% of revenue growth. Growth in international revenues, representing almost 30% of revenue growth, resulted from modest pricing and unit gains, as well as the effects of currency translation. The balance of revenue growth represents sales of InLight products and services in the U.S. and Europe.

      Gross margins were 61.3% of revenues for the first quarter of fiscal 2005, lower than the 63.4% reported for the same period in 2004. Cost of goods sold were $950,000 or 15.6% higher than fiscal 2004. Direct labor costs exceeded the prior year by $50,000; direct materials were $183,000 higher attributable to the incremental InLight revenues as well as currency

                       LANDAUER, INC. AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Conditions
                    and Results of Operations (Continued)


related cost increases. Factors contributing to higher overhead costs include outside services $173,000, related to information technology projects and Sarbanes-Oxley support, depreciation expense $154,000, and higher international costs, $235,000, impacted by the weakened U.S. dollar particularly in relation to the euro.

      Selling, general and administrative expenses in the first quarter of fiscal 2005 were $230,000 or 5.4% higher versus a year ago due to higher international costs $79,000; professional fees, $94,000; commissions and incentive compensation expense $75,000 and amortization of intangibles associated with the acquisition of the balance of LCIE-Landauer, $69,000. Resulting operating income for the quarter ended December 31, 2004 was $6,720,000, an increase of 6% compared with $6,359,000 reported in the same quarter a year ago.

      Minority interest in net income of the Company's subsidiaries declined by almost $125,000 compared with a year ago as a result of the acquisition of the remaining interest in LCIE- Landauer. The effective income tax rate for the first quarter of fiscal 2005 was slightly lower at 36.8%. Resulting net income for the first quarter amounted to $4,430,000 or $0.49 per diluted share compared with $4,005,000, or $0.45 per diluted share, for the same quarter in fiscal 2004.


OUTLOOK
-------

      Management's 2005 business plan anticipates aggregate revenue growth for the year in the range of 7 - 8%. The Company's traditional domestic and international revenue sources are expected to grow at a rate of 5.5 - 6.5% with sales for the InLight product line contributing to the balance of revenue growth. Sources of domestic revenue growth are expected to include pricing, moderate unit growth and increased sales of ancillary services. Pricing and increased unit volume are expected to contribute to international revenue growth in 2005, although currency exchange rates may impact results reported in U.S. dollars. Costs and operating expenses for fiscal 2005 are expected to grow at a rate slightly higher than revenues. Net other income in fiscal 2005 is anticipated to be comparable to the year just ended and minority interest should further decline, as a result of the elimination of minority interest in LCIE-Landauer. The effective income tax rate for fiscal 2005 is expected to be comparable to 2004 at 37.4%. Based on the preceding estimates, resulting net income for 2005 is currently anticipated to be higher by 6 - 8% compared with fiscal 2004.


FORWARD-LOOKING STATEMENTS
--------------------------

      Certain of the statements made herein (including, in particular, the statements made under the caption "Outlook" above) constitute forward looking statements that are based on certain assumptions and involve certain risks and uncertainties, including, introduction and customer acceptance of the InLight technology, the adaptability of optically stimulated luminescence ("OSL") technology to new platforms and formats, the cost associated with the Company's research and business development efforts, the usefulness of older technologies, the anticipated results of operations of the Company and its subsidiaries or ventures, the valuation of the Company's long lived assets or business units relative to future cash flows, changes in pricing for the Company's services, changes in postal and delivery costs and practices, the Company's business plans, anticipated revenue and cost growth, the risks associated with conducting business internationally, other anticipated financial events, the effects of changing economic and competitive conditions, foreign exchange rates and

                       LANDAUER, INC. AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Conditions
                    and Results of Operations (Continued)


currency translations, government regulations, accreditation requirements, and pending accounting pronouncements. Such assumptions may not materialize to the extent assumed and such risks and uncertainties may cause actual results to differ from anticipated results. Such risks and uncertainties may also result in changes to the Company's business plans and prospects and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the Company's Annual Report on Form 10-K for the year ended September 30, 2004 and other reports filed by the Company from time to time with the Securities and Exchange Commission.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

      In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Cost." This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (scrap). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal year 2006. The Company is currently evaluating the impact of SFAS No. 151 on its consolidated financial statements.

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payment." This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB
25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for all interim or annual periods beginning after June 15, 2005. The Company is in the process of assessing the impact of this standard that will be adopted in July 2005.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 153 on its consolidated financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Conditions
                    and Results of Operations (Continued)


      On December 21, 2004, the FASB released FASB Staff Position No. FAS 109-1 (FSP 109-1). FASB Staff Position No. 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004", clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with FASB Statement No. 109, "Accounting for Income Taxes" (FAS 109). The FSP went into effect upon being issued. The Company is currently evaluating the impact, if any, of FSP-109-1 on its consolidated financial statements.

      On December 21, 2004, the FASB released FASB Staff Position No. FAS 109-2 (FSP 109-2). FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act's impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying FASB Statement No. 109, "Accounting for Income Taxes" (FAS 109). The FSP went into effect upon being issued. The Company is currently evaluating the impact, if any, of FSP-109-2 on its consolidated financial statements.




ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS


SIGNIFICANT RISK FACTORS
------------------------

      The Company's business and operations are subject to certain risks and uncertainties, including:


FOREIGN CURRENCY EXCHANGE AND INTEREST RATE RISKS
-------------------------------------------------

      The Company is exposed to market risk, including changes in foreign currency exchange rates and interest rates. As discussed in Note 1 to the financial statements in the Company's Annual Report on Form 10-K, "Summary of Significant Accounting Policies" to the consolidated financial statements, the financial statements of the Company's non-U.S. subsidiaries are re-measured into U.S. dollars using the U.S. dollar as the functional currency. To date, the market risk associated with foreign currency exchange rates has not been material in relation to the Company's financial position, results of operations, or cash flows. These risks could increase, however, as the Company expands in international markets. The Company does not have any significant trade accounts receivable, trade accounts payable, or commitments in a currency other than that of the reporting unit's functional currency. As such, the Company does not currently use derivative financial instruments to manage the exposure in its non-U.S. operations.

                       LANDAUER, INC. AND SUBSIDIARIES

                   Qualitative and Quantitative Disclosure
                       About Market Risks (Continued)


RELIANCE UPON SINGLE MANUFACTURING FACILITY
-------------------------------------------

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


SINGLE SOURCE FOR CRYSTAL MATERIALS
-----------------------------------

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


TECHNOLOGY
----------

      Landauer's technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. The development and introduction of new technologies, the adaptability of OSL to new platforms and new formats, the usefulness of older technologies as well as the introduction of new technologies by the competition present various risks to the Company's business. The failure or lack of market acceptance of a new technology or the inability to respond to market requirements for new technology could adversely affect the Company's operations or reputation with customers. The cancellation of technology projects or the cessation of use of an existing technology can result in write-downs and charges to the Company's earnings. In the normal course of its business, Landauer must record and process significant amounts of data quickly and accurately and relies on various computer and telecommunications equipment and software systems. Any failure of such equipment or systems could adversely affect the Company's operations.


INTERNATIONAL OPERATIONS POSE RISKS
-----------------------------------

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

                       LANDAUER, INC. AND SUBSIDIARIES

                   Qualitative and Quantitative Disclosure
                       About Market Risks (Continued)


GOVERNMENT REGULATIONS
----------------------

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


COMPETITION
-----------

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


COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT
-----------------------------------------------------

      The Company is in the process of documenting and testing its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, that requires annual management assessments of the effectiveness of internal controls over financial reporting and an attestation report by our independent registered public accounting firm. We are in the process of documenting and testing our system of internal controls to provide the basis for our report. However, at this time, due to the ongoing evaluation and testing, no assurance can be given that there may not be internal control deficiencies that would be required to be reported. Compliance with the requirements of Section 404 of the Sarbanes-Oxley Act will also increase the Company's overhead costs in 2005 and future years.

                       LANDAUER, INC. AND SUBSIDIARIES



ITEM 4.     CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures as of December 31, 2004 were effective in ensuring information required to be disclosed on this Form 10-Q was recorded, processed, summarized and reported on a timely basis. There have been no changes in the Company's internal control over financial reporting that occurred during the period ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                       LANDAUER, INC. AND SUBSIDIARIES



PART II.    OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

      Landauer is involved in various legal proceedings but believes that these matters will be resolved without a material effect on its financial position.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At its Annual Meeting held on February 3, 2005, the shareholders voted to elect Robert J. Cronin, Brent A. Latta and Richard R. Risk as directors for three-year terms. The voting for each of the nominees was as follows:
                                           For           Withheld
                                        ----------      ----------
            Mr. Cronin                   7,776,483         270,818
            Mr. Latta                    7,757,200         290,101
            Mr. Risk                     7,804,375         242,926

      The shareholders voted to reappoint PricewaterhouseCoopers LLP as the Company's auditors for the following year, with 7,898,147 shares (88.2% of total shares outstanding) voting for, 117,234 shares voting against and 31,918 shares abstaining.

      The shareholders voted on a proposal related to the Company's 2005 Long-Term Incentive Plan ("the Plan"). The Plan was initially approved by the Board of Directors on November 12, 2004 subject to shareholder approval. The Plan was approved by shareholders with 5,669,843 shares (63.3% of total shares outstanding) voting for, 935,849 shares voted against, 68,677 shares voted to abstain, and 1,372,932 were not voted.

      The additional directors for the current year are Michael D. Winfield, Thomas M. White, E. Gail de Planque and Gary D. Eppen.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      On January 26, 2005, Landauer filed a report on Form 8-K related to its earnings press release for the same day.

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


                                    LANDAUER, INC.

Date:  February 8, 2005
                                    /s/ James M. O'Connell
                                    ------------------------------
                                    James M. O'Connell
                                    Vice President and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)