Form 10-Q
period 2005-03-31
LANDAUER INC
filed 2005-05-10
CIK 825410

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q

      / X /    QUARTERLY REPORT pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


               For the quarterly period ended MARCH 31, 2005 or


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                    Outstanding at
               Class                                  May 6, 2005
  ------------------------------                   ----------------

   Common stock, $.10 par value                        8,960,931

PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                        LANDAUER, INC. AND SUBSIDIARIES

                Condensed Consolidated Unaudited Balance Sheets
                         (000's, except share amounts)



                                    ASSETS
                                    ------

                                           March 31,      September 30,
                                             2005             2004
                                          ------------    -------------
Current assets:
  Cash and cash equivalents. . . . . .        $  5,821         $  7,979
  Short-term investments . . . . . . .             522              616
  Accounts receivable, net of
    allowances of $422 and $460,
    respectively . . . . . . . . . . .          17,913           15,060
  Inventories. . . . . . . . . . . . .           3,120            3,206
  Prepaid expenses . . . . . . . . . .           1,237            1,116
  Prepaid income taxes . . . . . . . .           3,206            2,292
  Deferred income taxes. . . . . . . .              21               21
                                              --------         --------
        Current assets . . . . . . . .          31,840           30,290

  Property, plant and equipment,
   at cost . . . . . . . . . . . . . .          42,851           41,021
    Less: Accumulated depreciation
      and amortization . . . . . . . .         (24,590)         (22,481)
                                              --------         --------

  Net property, plant and equipment. .          18,261           18,540

Goodwill & other intangible assets,
  net of amortization. . . . . . . . .          19,309           19,493
Equity in joint venture. . . . . . . .           4,102            3,916
Dosimetry devices, net of
  amortization of $5,415 at
  03/31/05 and $4,447 at 09/30/04. . .           5,804            4,791
Other assets . . . . . . . . . . . . .           1,230              488
                                              --------         --------

                                              $ 80,546         $ 77,518
                                              ========         ========



















  The accompanying notes are an integral part of these financial statements.

                        LANDAUER, INC. AND SUBSIDIARIES

                         (000's, except share amounts)


                   LIABILITIES AND STOCKHOLDERS' INVESTMENT
                   ----------------------------------------

                                           March 31,      September 30,
                                             2005             2004
                                          ------------    -------------
Current liabilities:
  Accounts payable . . . . . . . . . .        $  1,275         $  1,306
  Notes payable. . . . . . . . . . . .           4,933            5,262
  Deferred contract revenue. . . . . .          12,521           12,554
  Dividends payable. . . . . . . . . .           3,807            3,577
  Accrued compensation and
    related costs. . . . . . . . . . .           1,842            2,230
  Accrued pension costs. . . . . . . .             616              834
  Accrued taxes on income. . . . . . .             360               20
  Deferred taxes . . . . . . . . . . .              94               94
  Accrued expenses . . . . . . . . . .           2,506            2,399
                                              --------         --------
       Current liabilities . . . . . .          27,954           28,276

Non-current liabilities:
  Pension and postretirement
    obligation . . . . . . . . . . . .           4,786            3,845
  Deferred income taxes. . . . . . . .           1,317            1,317
                                              --------         --------
       Non-current liabilities . . . .           6,103            5,162

Minority interest in subsidiary. . . .              44               83
                                              --------         --------

Stockholders' investment:
  Preferred stock, $.10 par value
    per share - Authorized -
    1,000,000 shares; Outstanding
    - None . . . . . . . . . . . . . .              --               --
  Common stock, $.10 par value
    per share - Authorized -
    20,000,000 shares; Outstanding
    - 8,958,547 shares at 03/31/05
    and 8,945,665 shares at
    9/30/04  . . . . . . . . . . . . .             896              895
  Premium paid in on common
    stock. . . . . . . . . . . . . . .          14,764           14,400
  Cumulative translation
    adjustments. . . . . . . . . . . .            (131)            (251)
  Retained earnings. . . . . . . . . .          30,916           28,953
                                              --------         --------
        Total stockholders'
          investment . . . . . . . . .          46,445           43,997
                                              --------         --------
                                              $ 80,546         $ 77,518
                                              ========         ========










  The accompanying notes are an integral part of these financial statements.

                        LANDAUER, INC. AND SUBSIDIARIES
             Condensed Consolidated Unaudited Statements of Income
                       (000's, except per share amounts)



                            Three Months Ended       Six Months Ended
                           ---------------------   ---------------------
                            March 31,  March 31,   March 31,   March 31,
                              2005       2004        2005        2004
                            ---------  ---------   ---------   ---------
Revenues, net of sales
  allowance adjustments. .   $ 19,706   $ 18,262    $ 38,031    $ 35,040

Costs and expenses:
  Cost of revenues . . . .      7,262      6,365      14,356      12,503
  Selling, general and
    administrative . . . .      4,540      4,230       9,051       8,511
                             --------   --------    --------    --------
                               11,802     10,595      23,407      21,014
                             --------   --------    --------    --------
Operating income . . . . .      7,904      7,667      14,624      14,026

Equity in income of
  joint venture. . . . . .        325        285         682         517
Other income (expense),
  net. . . . . . . . . . .          7         33         (38)         68
                             --------   --------    --------    --------

Income before income
  taxes and minority
  interest . . . . . . . .      8,236      7,985      15,268      14,611
Income taxes . . . . . . .      3,072      3,020       5,658       5,501
                             --------   --------    --------    --------

Income before minority
  interest . . . . . . . .      5,164      4,965       9,610       9,110

Minority interest
  therein. . . . . . . . .         21        126          37         266
                             --------   --------    --------    --------

Net income . . . . . . . .   $  5,143   $  4,839    $  9,573    $  8,844
                             ========   ========    ========    ========

Net Income per common
 share:
  Basic. . . . . . . . . .   $   0.57   $   0.54    $   1.07    $   1.00
                             ========   ========    ========    ========
  Based on average
    shares outstanding . .      8,956      8,897       8,952       8,875
                             ========   ========    ========    ========


  Diluted. . . . . . . . .   $   0.57   $   0.54    $   1.06    $   0.99
                             ========   ========    ========    ========
  Based on average
    shares outstanding . .      9,025      8,978       9,022       8,954
                             ========   ========    ========    ========









  The accompanying notes are an integral part of these financial statements.

                        LANDAUER, INC. AND SUBSIDIARIES
           Condensed Consolidated Unaudited Statements of Cash Flows
                       (000's, except per share amounts)



                                                      Six Months Ended
                                                   ---------------------
                                                   March 31,   March 31,
                                                     2005        2004
                                                   ---------   ---------
Cash flows from operating activities:
  Net Income . . . . . . . . . . . . . . . . . .    $  9,573    $  8,844

Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation . . . . . . . . . . . . . . . . .       3,102       2,535
  Amortization . . . . . . . . . . . . . . . . .         319         181
  Bad debt expense . . . . . . . . . . . . . . .          56          93
  Equity in net income of foreign affiliate. . .        (682)       (517)
  Tax effect of stock options. . . . . . . . . .         166         645
  Decrease (increase) in short-term
    investments. . . . . . . . . . . . . . . . .          94         (38)
  Increase in accounts receivable - net. . . . .      (2,909)     (1,525)
  Decrease (increase) in inventory . . . . . . .          86         (50)
  Increase in prepaid expenses . . . . . . . . .      (1,035)     (1,378)
  Net increase in other assets . . . . . . . . .      (2,242)     (1,534)
  (Decrease) increase in accounts payable. . . .         (31)        498
  (Decrease) increase in accrued liabilities . .        (160)        239
  Decrease in deferred contract revenue. . . . .         (33)       (320)
  Increase in non-current liabilities. . . . . .         941         449
  Increase in minority interest. . . . . . . . .          46         251
                                                    --------    --------
Net cash provided from operating activities. . .       7,291       8,373

Cash flows from investing activities:
  Acquisition of property, plant
    and equipment. . . . . . . . . . . . . . . .      (1,830)     (2,657)
  Disposition of property, plant
    and equipment. . . . . . . . . . . . . . . .          --         110
                                                    --------    --------
Net cash used by investing activities. . . . . .      (1,830)     (2,547)

Cash flows from financing activities:
  Dividends paid to stockholders . . . . . . . .      (7,381)     (6,868)
  Dividends paid to minority interest. . . . . .         (85)       (651)
  Proceeds from the exercise of stock options. .         200         760
  Advance from (repayment to) affiliate. . . . .          --         598
  Payments on revolving credit facility. . . . .        (564)         --
                                                    --------    --------
Net cash used by financing activities. . . . . .      (7,830)     (6,161)

  Effects of foreign currency translation. . . .         211         451

  Net (decrease) increase in cash and
    cash equivalents . . . . . . . . . . . . . .      (2,158)        116
  Opening balance - cash and cash equivalents. .       7,979      10,572
                                                    --------    --------
  Ending balance - cash and cash equivalents . .    $  5,821    $ 10,688
                                                    ========    ========








The accompanying notes are an integral part of these financial statements.

                        LANDAUER, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Unaudited Financial Statements
                                March 31, 2005


(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or "the Company") as of March 31, 2005 and September 30, 2004, and the condensed consolidated results of operations and cash flows for the three and six-month periods ended March 31, 2005 and 2004. In the opinion of management, the accompanying consolidated unaudited condensed financial statements contain all adjustments necessary to present fairly the consolidated financial position of Landauer as of March 31, 2005 and September 30, 2004, and the consolidated results of operations and cash flows for the three and six-month periods ended March 31, 2005 and 2004.

      Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the results of operations or financial position.

      The results of operations for the three and six-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

      The accounting policies followed by the Company are set forth in the 2004 Landauer Annual Report on Form 10-K. The only significant source of revenues for the Company is radiation measuring and monitoring services including other services incidental to measuring and monitoring. The services provided by the Company to its customers are of a subscription nature and are continuous. The Company views its business as services provided to customers over a period of time and the wear period is the period over which those services are provided. Badge production, wearing of badges, badge analysis, and report preparation are integral to the benefit that the Company provides to its customers. These services are provided to customers on an agreed-upon recurring basis (monthly, bi-monthly or quarterly) that the customer chooses for the wear period. Revenue is recognized on a straight-line basis, adjusted for changes in pricing and volume, over the wear period as the service is continuous and no other discernible pattern of recognition is evident. Revenues are recognized over the periods in which the customers wear the badges irrespective of whether invoiced in advance or in arrears. Ancillary service revenues are recognized upon delivery of the reports to customers or as other such services are provided.

(2)   CASH DIVIDENDS

      On March 4, 2005, the Company declared a regular quarterly cash dividend in the amount of $0.425 per share payable on April 8, 2005, to stockholders of record on March 18, 2005. On November 12, 2004, the Company declared a regular quarterly cash dividend in the amount of $0.425 per share payable on January 17, 2005, to stockholders of record on December 17, 2004.

      Regular quarterly cash dividends of $.40 per share ($1.60 annually) were declared during fiscal 2004.

(3)   COMPREHENSIVE INCOME

      Comprehensive income is the total of net income and all other changes in equity. The following table sets forth the Company's comprehensive income for the three and six-month periods ended March 31, 2005 and 2004 (000's):

                            Three Months Ended       Six Months Ended
                           ---------------------   ---------------------
                            March 31,  March 31,   March 31,   March 31,
                              2005       2004        2005        2004
                            ---------  ---------   ---------   ---------

Net Income . . . . . . . .   $  5,143   $  4,839    $  9,573    $  8,844
Other comprehensive
  income - foreign
  currency translation
  adjustment . . . . . . .        636        242         120         451
                             --------   --------    --------    --------
Comprehensive income . . .   $  5,779   $  5,081    $  9,693    $  9,295
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

      The following table presents the weighted average number of shares of common stock for the three and six-month periods ended March 31, 2005 and 2004 (000's):
                            Three Months Ended       Six Months Ended
                           ---------------------   ---------------------
                            March 31,  March 31,   March 31,   March 31,
                              2005       2004        2005        2004
                            ---------  ---------   ---------   ---------
Weighted average number
  of shares of common
  stock outstanding. . . .      8,956      8,897       8,952       8,875
Options issued to
  executives &
  directors. . . . . . . .         69         81          70          79
                             --------   --------    --------    --------
Weighted average number
  of shares of common
  stock assuming
  dilution . . . . . . . .      9,025      8,978       9,022       8,954
                             ========   ========    ========    ========

(5)   STOCK-BASED COMPENSATION PLANS

      The Company maintains stock option plans for key employees. It also maintains a stock option plan for its non-employee directors. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under APB Opinion No. 25, no compensation cost is recognized except for performance based grants. Under Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", compensation costs are recognized based on the fair-value method of the stock options granted which is calculated using certain assumptions about future volatility and dividend growth. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share in each period would have been as follows (000's, except per share data):

                            Three Months Ended       Six Months Ended
                           ---------------------   ---------------------
                            March 31,  March 31,   March 31,   March 31,
                              2005       2004        2005        2004
                            ---------  ---------   ---------   ---------
Net income,
  as reported. . . . . . .   $  5,143   $  4,839    $  9,573    $  8,844
Deduct: Total stock-
  based employee
  compensation expense
  determined under
  fair value based
  method for all awards,
  net of related tax
  effects. . . . . .               56        351       1,348         540
                             --------   --------    --------    --------
Pro forma net income . . .   $  5,087   $  4,488    $  8,225    $  8,304
                             ========   ========    ========    ========

Earnings per share:
  Basic - As Reported. . .   $   0.57   $   0.54    $   1.07    $   1.00
                             ========   ========    ========    ========
  Basic - Pro Forma. . . .   $   0.57   $   0.50    $   0.92    $   0.94
                             ========   ========    ========    ========

  Diluted - As Reported. .   $   0.57   $   0.54    $   1.06    $   0.99
                             ========   ========    ========    ========
  Diluted - Pro Forma. . .   $   0.56   $   0.50    $   0.91    $   0.93
                             ========   ========    ========    ========

      Proforma compensation expense in the first quarter of fiscal 2005 includes the effect of new options granted in October 2005, that vested upon issuance.

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

      In April 2005, the SEC approved a new rule that delays the effective date of SFAS 123R for public companies to annual, rather than interim, periods that begin after June 15, 2005. Under the SEC's rule, SFAS 123R will be
effective for the Company beginning October 1, 2005.   The Company is in the
process of assessing the impact of SFAS 123R on its consolidated financial statements.

(6)   NOTES PAYABLE

      In April 2004, the Company negotiated a $25 million line of credit provided by LaSalle Bank, ABN AMRO. The credit agreement was amended, effective March 25, 2005, to extend the maturity date to March 25, 2006 and reduce the aggregate loan commitment under the credit facility to $15 million, with an option for the Company to increase to $25 million. The remaining terms of the amended credit facility are consistent with the original credit facility.

      In April 2004, the Company borrowed $7,724,000 under this facility as part of funding the acquisition of the remaining 49% minority interest in LCIE-Landauer, Ltd. During the second quarter of fiscal 2005, the Company made principal payments of $497,000 as well as an interest payment of $110,000. Year to date the Company has made principal payments of $564,000 and interest payments of $145,000.

      The outstanding balances under the line of $4,933,000 at March 31, 2005 and $5,262,000 at September 30, 2004 are denominated in euros and at March 31, 2005, bears interest at 3.42% until July 29, 2005, at which time the Company will execute a new EURIBOR election notice and specify the interest period and rate as permitted under the terms of the credit agreement. While the Company expects to renew the credit facility at maturity, in the event it is not renewed, it is expected that cash on hand, and cash flow from operations, and the Company's borrowing capacity will be sufficient to satisfy the obligation.

The expectation is the Company will fund euro-based debt service payments from the euro-denominated cash flows.

(7)  PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

      The components of net periodic benefit cost for pension and retiree medical plans are as follows (000's):

                              Pension Benefits        Other Benefits
                            --------------------    --------------------
                               Three Months            Three Months
                              Ended March 31,         Ended March 31,
                            --------------------    --------------------
                               2005       2004        2005        2004
                             --------   --------    --------    --------
Components of net
 periodic benefit cost:
  Service cost . . . . . .   $    268   $    250    $     26    $     25
  Interest cost. . . . . .        300        247          34          20
  Expected return on
    plan assets. . . . . .       (200)      (162)         --          --
  Amortization of
    transition (asset)
    obligation . . . . . .         (1)        (2)          5           6
  Amortization of prior
    service cost . . . . .         97         39           5           4
  Recognized net
    actuarial loss . . . .         21         30          20           3
                             --------   --------    --------    --------
  Net periodic benefit
    cost . . . . . . . . .   $    485   $    402    $     90    $     58
                             ========   ========    ========    ========

                              Pension Benefits        Other Benefits
                            --------------------    --------------------
                                 Six Months              Six Months
                              Ended March 31,         Ended March 31,
                            --------------------    --------------------
                               2005       2004        2005        2004
                             --------   --------    --------    --------
Components of net
 periodic benefit cost:
  Service cost . . . . . .   $    518   $    465    $     51    $     46
  Interest cost. . . . . .        547        473          54          36
  Expected return on
    plan assets. . . . . .       (362)      (302)         --          --
  Amortization of
    transition (asset)
    obligation . . . . . .         (3)        (4)         11          12
  Amortization of prior
    service cost . . . . .        136         78           9           8
  Recognized net
    actuarial loss . . . .         51         53          23           3
                             --------   --------    --------    --------
Net periodic benefit
  cost . . . . . . . . . .   $    887   $    763    $    148    $    105
                             ========   ========    ========    ========

      Landauer contributed $789,000 to its pension plan in fiscal 2005, the maximum amount permitted under U.S. tax law. The Company made $250,000 in pension contributions in the first fiscal quarter of 2005 and funded the remaining $539,000 on April 20, 2005.

(8)   ACQUISITION OF MINORITY INTEREST IN LCIE- LANDAUER, LTD.

      In April 2004 Landauer, Inc. consummated an agreement with Bureau Veritas ("BV") to acquire the 49% minority interest in LCIE-Landauer, Ltd. owned by BV's subsidiary, Laboratoire Central Industries des Electriques ("LCIE"), for $10.4 million in cash. The purchase price was allocated to identifiable intangible assets based on estimates of fair value as determined by an independent third party valuation consultant. Substantially all of the purchase price, plus deferred tax liabilities recorded, was allocated to intangible assets including $3.9 million of customer lists (amortized over the estimated useful life of 15 years) and goodwill of $7.9 million. Had the acquisition occurred at the beginning of the periods presented, unaudited net income of the Company on a proforma basis would have been as follows (000's, except per share data):

                           Three months ended     Six months ended
                             March 31, 2004        March 31, 2004
                           ------------------     -----------------

Proforma Net Income  . . .     $  4,892              $  8,961
Diluted earnings
  per share. . . . . . . .     $   0.54              $   1.00

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

(9)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In October 2004, the American Jobs Creation Act (the "Act") was signed into law. The Act includes a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain qualifying cash dividends received from controlled foreign corporations. The Act also includes a deduction related to U.S. manufacturing income of 3% of eligible income in 2005 and 2006. These deductions are subject to certain limitations and, as of today, uncertainty remains as to how certain provisions of the Act will be interpreted. Therefore, the Company is not yet in a position to determine whether, and to what extent, it would repatriate unremitted foreign earnings or deduct eligible manufacturing income. The Company expects to finalize its analysis of these provisions by September 30, 2005. In December 2004, the FASB issued FSP 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004." FSP 109-2 provides additional time to companies beyond the financial reporting period of enactment to evaluate the effects of the Act on their plans for repatriation of foreign earnings for purposes of applying SFAS 109, "Accounting for Income Taxes." The Company is currently evaluating the repatriation provisions of the Act, which if implemented by the Company would affect the Company's tax provision and deferred tax assets and liabilities. However, given the preliminary stage of the Company's evaluation, it is not possible at this time to determine the amount that may be repatriated or the related potential income tax effects of such repatriation.

      In March 2005, the Financial Accounting Standards Board ("FASB") issued Staff Position ("FSP") No. FIN 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities". FSP No. FIN 46(R)-5 clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity
(VIE) or potential VIE. For entities that have adopted FASB Interpretation No. 46, the FSP is effective as of April 1, 2005. The Company has evaluated FSP No. FIN 46(R)-5 and determined that the Staff Position has no impact on its financial statements.

      In March 2005, the FASB issued Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143". FIN No. 47 clarifies the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN No. 47 are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for the Company no later than the end of fiscal year 2006. The Company is in the process of assessing the impact, if any, of FIN No. 47 on its consolidated financial statements.

      In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, which expresses views of the staff regarding the interaction between SFAS 123R, "Share-Based Payment", and certain SEC rules and regulations. SAB No. 107 also provides the Staff's views regarding the valuation of share-based payment arrangements for public companies. The Company will evaluate the requirements of SAB 107 in connection with its adoption of SFAS 123R.

      In April 2005, the SEC approved a new rule that delays the effective date of SFAS 123R for public companies to annual, rather than interim, periods that begin after June 15, 2005. Under the SEC's rule, SFAS 123R will be effective for the Company beginning October 1, 2005. The Company is in the process of assessing the impact of SFAS 123R on its consolidated financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

      Landauer is the leading provider of analytical services to determine occupational and environmental radiation exposure. For over 50 years, the Company has provided complete radiation dosimetry services to hospitals, medical and dental offices, universities, national laboratories, and other industries in which radiation poses a potential threat to employees. Landauer's services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from clients, and the analysis and reporting of exposure findings. The majority of these services are provided to customers in the U.S., Japan, France, the United Kingdom, Brazil, Canada and China.

      Substantially all of the Company's revenues are realized from radiation monitoring services and other services incidental to radiation dose measurement. The Company enters into agreements with customers to provide them with radiation monitoring services, generally for a twelve-month period; these agreements have a high degree of renewal. Relationships with customers are stable and recurring, and the Company provides them with on-going services. As part of its services, the Company provides radiation detection badges, which are produced and owned by the Company, to its customers. Raw material components related to the production of radiation detection badges are included in inventories. Finished badges are included in dosimetry devices in the consolidated balance sheet. The customers wear the badges for a period selected by the customers ("wear period"), which is usually one, two, or three months in duration. At the end of the wear period, the badges are returned to the Company for analysis. The Company analyzes the badges that have been worn and provides its customers with a report indicating their radiation exposures. The Company recycles the badges for reuse, while also producing new replacement badges on a continual basis. Additional reporting and other radiation measurement and management services are provided to customers at their option ("ancillary services").

       Landauer's InLightTM dosimetry system, introduced in late fiscal 2003, provides smaller in-house and commercial laboratories with the ability to offer a complete radiation monitoring service using optically stimulated luminescence ("OSL") technology. The system is based on the Company's propriety technology and instruments and dosimetry devices developed by Matsushita Industrial Equipment Company and allows customers the flexibility to tailor their precise dosimetry needs. InLight services may involve a customer acquiring or leasing dosimetry reading equipment from the Company.

      Landauer's operations include services for the measurement and monitoring of radon gas (referred to as "sales of radon kits") and services related to the remediation of radon gas, which require the customer to deploy a radon detector and return the detector to the Company's laboratories for dose determination and reporting. The Company may assist with remediation services on properties where radon measurements exceed a specified threshold.

      InLight and radon services represent less than 5% of consolidated revenues.

      Landauer operates a mature business, and growth in numbers of customers is modest. In recent years, the Company's strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has been developing new platforms and formats for its OSL technology such as InLight to gain access to markets where the Company previously did not have a significant presence such as smaller in-house and commercial laboratories.

      Revenue growth in recent years has occurred as a result of increased prices for certain services, entry into new markets through joint ventures and acquisitions, modest unit growth and new ancillary services.

      The services provided by the Company to its customers are ongoing and are of a subscription nature. As such, revenues are recognized in the periods in which such services are rendered irrespective of whether invoiced in advance or in arrears. Given the subscription nature of Landauer's services, quarterly revenues are fairly consistent. During the second quarter of each fiscal year, however, the Company provides the additional services of reporting annual radiation dose summaries that generate increased revenues. The introduction of the Company's InLight product line may introduce some variability in quarter-to-quarter revenue comparisons given the nature of purchase cycles associated with sales of radiation dose measurement instruments and detectors.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Landauer's cash provided from operating activities for the six months ended March 31, 2005 and 2004 amounted to $7,291,000 and $8,373,000, respectively. The decrease in cash provided from operating activities was driven by increases in operating assets, primarily accounts receivable and other assets, as a result of increased revenues. Acquisitions of property, plant and equipment were $1,830,000 and $2,657,000, respectively for the six months ended March 31, 2005 and 2004. The Company's financing activities are comprised of credit facility activities and payments of cash dividends to shareholder and minority partners, offset partially by proceeds from the exercise of stock options.

      The Company has long-term liabilities in the amount of $6,103,000 and $5,162,000 at March 31, 2005 and September 30, 2004, respectively, and its requirement for cash flows to support investing activities is generally limited. Capital expenditures for the balance of fiscal 2005 are expected to amount to approximately $4,800,000 principally for the acquisition of equipment to support the Company's introduction of the InLight service line, introduction of new services, and the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations. As described in Note 6 to the financial statements, the Company borrowed under its credit facility, which expires in March 2006. In April 2004, the Company borrowed under this facility as part of funding the acquisition of the remaining 49% minority interest in LCIE-Landauer Ltd. The borrowings are classified as current liabilities and are denominated in euros, which is the functional currency of LCIE-Landauer, Ltd. The credit facility permits borrowing up to a maximum of $15,000,000. In the opinion of management, cash flows from operations and the Company's borrowing capacity under its line of credit are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program. From time to time, the Company may have the opportunity to make investments for acquisitions or other purposes, and borrowings can be made under the credit facility to fund such investments.

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments, reflected on the balance sheet as "Deferred Contract Revenue", amounted to $12,521,000 and $12,554,000, respectively, as of March 31, 2005 and September 30, 2004. While these amounts represent approximately 45% of current liabilities, such amounts generally do not represent a cash requirement.

      All customers are invoiced in accordance with the Company's standard terms, with payment due thirty days from date of invoice. Considering the Company's invoicing practices and that a significant portion of the Company's revenues are subject to health care industry reimbursement cycles, the average days of sales outstanding for the Company have ranged from 43 to 78 days over the course of fiscal 2004 and fiscal 2005 year to date.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2005
----------------------------------------------------------

      Revenues for the second quarter of fiscal 2005 were $19,706,000, a 7.9% increase compared to revenues of $18,262,000 for the same quarter in fiscal 2004. Higher domestic radiation monitoring activities represented approximately $700,000 of revenue growth for the quarter, where higher pricing, increased ancillary service revenues and modest unit gains were
realized.   Growth in international revenues, representing approximately
$350,000 of revenue growth over the prior year, resulted from a mix of increased business activity in Europe, Asia and Brazil and a weaker U.S. dollar. The balance of revenue growth was attributable to sales of InLight products and services in the U.S. and abroad.

      Gross margins were 63.1% of revenues for the second quarter of fiscal 2005, lower than the 65.1% reported for the same period in fiscal 2004. Cost of revenues was approximately $900,000 or 14.1% higher than fiscal 2004. Direct labor costs exceeded the prior year by $82,000 as a result of wage increases and currency impact; direct materials were $166,000 higher attributable to InLight sales activity as well as currency related cost increases. Factors contributing to higher overhead costs include increases in outside services primarily related to information technology projects, $154,000; depreciation expense, $164,000; and higher international costs, $242,000, impacted by the weakened U.S. dollar particularly in relation to the euro.

      Selling, general and administrative expenses in the second quarter of fiscal 2005 were $310,000 or 7.3% higher versus a year ago primarily due to increases of $145,000 for market research; $51,000 for employment fees; $55,000 for professional fees including Sarbanes Oxley Section 404 compliance; and $66,000 for the amortization of intangibles associated with the acquisition of the balance of LCIE-Landauer. Resulting operating income for the quarter ended March 31, 2005 was $7,904,000, an increase of 3.1% compared with $7,667,000 reported in the same quarter a year ago.

      Net other income for the quarter was slightly higher than a year ago, reflecting increased earnings of Nagase-Landauer, Ltd., the Company's joint venture in Japan, offset by higher net interest expense.

      The effective income tax rate for the second quarter of fiscal 2005 was slightly lower at 37.3% than the prior year at 37.8%. Minority interest in net income of the Company's subsidiaries declined by $105,000 compared with a year ago as a result of the acquisition of the remaining interest in LCIE-Landauer. Resulting net income for the second quarter amounted to $5,143,000, or $0.57 per diluted share, compared with $4,839,000, or $0.54 per diluted share, for the same quarter in fiscal 2004.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2005
-------------------------------------------------------------

      Revenues for the first six months of the fiscal year were $38,031,000, or 8.5% higher than revenues of $35,040,000 for the same period in fiscal 2004. Domestic revenue growth, representing approximately $1,325,000 of the increase, resulted from improved pricing and modestly higher volume for radiation measurement and ancillary services. Growth in international revenues, representing approximately $750,000 of revenue growth over the prior year, resulted from higher pricing, increased international business activity and a continued weaker U.S. dollar. The balance of revenue growth for the first six months of fiscal 2005, or approximately $900,000, was attributable to sales of InLight products and services in the U.S. and abroad.

      Gross margins for the first six months of fiscal 2005 were 62.3% of revenues, lower than the 64.3% reported for the same period in fiscal 2004. Cost of revenues increased $1,853,000 or 14.8% from the same period in the prior year. Direct labor costs exceeded the prior year by $132,000 as a result of wage increases and currency impact. Direct materials were $350,000 higher attributable to InLight sales activity as well as currency translation.

Overhead costs rose both domestically and internationally primarily due to increases in outside services related to information technology projects, $327,000; depreciation expense, $318,000; and higher international costs, $477,000, impacted by the closing of a facility in France, a weakened U.S. dollar particularly in relation to the euro, and conversions to InLight technology.

      Selling, general and administrative expenses for the first six months of fiscal 2005 were $540,000 higher, or 6.3% higher than a year ago. The year to date increase in selling, general, and administrative expenses relates to incentive compensation, increased employment fees, professional fees including Sarbanes Oxley Section 404 compliance, amortization, and international expenses. Resulting operating income for the first six months of fiscal 2005 was $14,624,000 compared with $14,026,000 for the same period in fiscal 2004.

      Net other income for the first half of fiscal 2005 was $59,000 higher than a year ago, reflecting higher earnings of the Company's joint venture in Japan, offset by higher net interest costs.

      The effective tax rate of 37.1% for the six month period compares with 37.6% for the first half of fiscal 2004. Minority interest was $229,000 lower than prior year, reflecting the acquisition of the minority interest in LCIE-Landauer. Resulting net income for the first half of fiscal 2005 was $9,573,000, or $1.06 per diluted share, compared with $8,844,000, or $0.99 per diluted share, for the same period in fiscal 2004.

OUTLOOK
-------

      Management's fiscal 2005 business plan anticipates aggregate revenue growth for the year to be in the range of 7 - 8%. The Company's traditional domestic and international revenue sources are expected to grow at a rate of
5.5 - 6.5% with sales for the InLight service line contributing to the balance of revenue growth. Sources of domestic revenue growth are expected to include pricing, moderate unit growth and increased sales of ancillary services. Pricing and increased unit volume are expected to contribute to international revenue growth in fiscal 2005, although currency exchange rates may impact results reported in U.S. dollars. Costs and operating expenses for fiscal 2005 are expected to grow at a rate slightly higher than revenues. Net other income in fiscal 2005 is anticipated to be comparable to the year just ended and minority interest should further decline, as a result of the elimination of minority interest in LCIE-Landauer. The effective income tax rate for fiscal 2005 is expected to be comparable to fiscal 2004 at 37.4%. Based on the preceding estimates, resulting net income for fiscal 2005 is currently anticipated to be higher by 6 - 8% compared with fiscal 2004.

FORWARD LOOKING STATEMENTS
--------------------------

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

      In October 2004, the American Jobs Creation Act (the "Act") was signed into law. The Act includes a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain qualifying cash dividends received from controlled foreign corporations. The Act also includes a deduction related to U.S. manufacturing income of 3% of eligible income in 2005 and 2006. These deductions are subject to certain limitations and, as of today, uncertainty remains as to how certain provisions of the Act will be interpreted. Therefore, the Company is not yet in a position to determine whether, and to what extent, it would repatriate unremitted foreign earnings or deduct eligible manufacturing income. The Company expects to finalize its analysis of these provisions by September 30, 2005. In December 2004, the FASB issued FSP 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004." FSP 109-2 provides additional time to companies beyond the financial reporting period of enactment to evaluate the effects of the Act on their plans for repatriation of foreign earnings for purposes of applying SFAS 109, "Accounting for Income Taxes." The Company is currently evaluating the repatriation provisions of the Act, which if implemented by the Company would affect the Company's tax provision and deferred tax assets and liabilities. However, given the preliminary stage of the Company's evaluation, it is not possible at this time to determine the amount that may be repatriated or the related potential income tax effects of such repatriation.

      In March 2005, the Financial Accounting Standards Board ("FASB") issued Staff Position ("FSP") No. FIN 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities". FSP No. FIN 46(R)-5 clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity
(VIE) or potential VIE. For entities that have adopted FASB Interpretation No. 46, the FSP is effective as of April 1, 2005. The Company has evaluated FSP No. FIN 46(R)-5 and determined that the Staff Position has no impact on its financial statements.

      In March 2005, the FASB issued Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143". FIN No. 47 clarifies the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN No. 47 are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for the Company no later than the end of fiscal year 2006. The Company is in the process of assessing the impact, if any, of FIN No. 47 on its consolidated financial statements.

      In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, which expresses views of the staff regarding the interaction between SFAS 123R, "Share-Based Payment", and certain SEC rules and regulations. SAB No. 107 also provides the Staff's views regarding the valuation of share-based payment arrangements for public companies. The Company will evaluate the requirements of SAB 107 in connection with its adoption of SFAS 123R.

      In April 2005, the SEC approved a new rule that delays the effective date of SFAS 123R for public companies to annual, rather than interim, periods that begin after June 15, 2005. Under the SEC's rule, SFAS 123R will be effective for the Company beginning October 1, 2005. The Company is in the process of assessing the impact of SFAS 123R on its consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT
-----------------------------------------------------

      The Company is in the process of documenting and testing its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, that requires annual management assessments of the effec-tiveness of internal controls over financial reporting and an attestation report by our independent registered public accounting firm. At this time, due to the ongoing evaluation and testing, no assurance can be given that there may not be internal control deficiencies that would be required to be reported. Compliance with the requirements of Section 404 of the Sarbanes-Oxley Act will also increase the Company's overhead costs in 2005 and future years.



ITEM 4.  CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures as of March 31, 2005 were effective. There have been no changes in the Company's internal control over financial reporting that occurred during the period ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company is a party to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that such litigation, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flow.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At its Annual Meeting held on February 3, 2005, the shareholders voted to elect Robert J. Cronin, Brent A. Latta and Richard R. Risk as directors for three-year terms. The voting for each of the nominees was as follows:

                                       For          Withheld
                                    ---------       --------
            Mr. Cronin              7,776,483        270,818
            Mr. Latta               7,757,200        290,101
            Mr. Risk                7,804,375        242,926

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

      The additional directors for the current year are Michael D. Winfield, Thomas M. White, E. Gail de Planque, Gary D. Eppen, and Stephen C. Mitchell.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      On February 8, 2005, Landauer filed a report on Form 8-K related to the approval of its 2005 Long-Term Incentive Plan and establishment of its structure for compensating the Company's non-employee directors.

      On April 6, 2005, Landauer filed a report on Form 8-K related to the amendment of its existing credit agreement with LaSalle Bank N.A. dated April 13, 2004.

      On April 25, 2005, Landauer filed a report on Form 8-K related to its earnings for the second fiscal quarter ended March 31, 2005.

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


                                    LANDAUER, INC.
Date:  May 6, 2005

                                    /s/ James M. O'Connell
                                    ------------------------------
                                    James M. O'Connell
                                    Vice President and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)