Form 10-Q
period 2005-06-30
LANDAUER INC
filed 2005-08-08
CIK 825410

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                  FORM 10-Q

      [ X ]   QUARTERLY REPORT pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


               For the quarterly period ended June 30, 2005 or


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                    Outstanding at August 5, 2005
      ----------------------------         -----------------------------
      Common stock, $.10 par value                     8,975,335

PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                       LANDAUER, INC. AND SUBSIDIARIES

               Condensed Consolidated Unaudited Balance Sheets
                        (000's, except share amounts)



                                   ASSETS
                                   ------
                                                  June 30,   September 30,
                                                    2005         2004
                                                 ----------  -------------
Current assets:
  Cash and cash equivalents. . . . . . . . . .   $    8,202     $    8,595
  Accounts receivable, net of allowances
    of $390 and $460, respectively . . . . . .       18,135         15,060
  Inventories. . . . . . . . . . . . . . . . .        3,036          3,206
  Prepaid expenses . . . . . . . . . . . . . .          816          1,116
  Prepaid income taxes . . . . . . . . . . . .        3,207          2,292
  Deferred income taxes. . . . . . . . . . . .           21             21
                                                 ----------     ----------
        Current assets . . . . . . . . . . . .       33,417         30,290

Property, plant and equipment, at cost . . . .       43,808         41,021
  Less: Accumulated depreciation
    and amortization . . . . . . . . . . . . .      (25,638)       (22,481)
                                                 ----------     ----------
Net property, plant and equipment. . . . . . .       18,170         18,540

Goodwill . . . . . . . . . . . . . . . . . . .       13,240         13,156

Other intangible assets,
  net of amortization. . . . . . . . . . . . .        5,970          6,337

Dosimetry devices, net of amortization of
  $5,924 and $4,447, respectively. . . . . . .        6,193          4,791
Equity in joint venture. . . . . . . . . . . .        4,254          3,916
Other assets . . . . . . . . . . . . . . . . .        1,219            488
                                                 ----------     ----------

                                                 $   82,463     $   77,518
                                                 ==========     ==========






















 The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES

          Condensed Consolidated Unaudited Balance Sheets (Cont'd.)
                        (000's, except share amounts)



                  LIABILITIES AND SHAREHOLDERS' INVESTMENT
                  ----------------------------------------

                                                  June 30,   September 30,
                                                    2005         2004
                                                 ----------  -------------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . .   $    1,011   $      1,306
  Notes payable. . . . . . . . . . . . . . . .        4,311          5,262
  Deferred contract revenue. . . . . . . . . .       13,596         12,554
  Dividends payable. . . . . . . . . . . . . .        3,811          3,577
  Accrued pension costs. . . . . . . . . . . .          315            834
  Accrued income taxes . . . . . . . . . . . .        1,000             20
  Deferred income taxes. . . . . . . . . . . .           94             94
  Accrued expenses . . . . . . . . . . . . . .        4,582          4,629
                                                 ----------     ----------
        Current liabilities. . . . . . . . . .       28,720         28,276

Non-current liabilities:
  Pension and postretirement obligation. . . .        5,033          3,845
  Deferred income taxes. . . . . . . . . . . .        1,199          1,317
                                                 ----------     ----------
        Non-current liabilities. . . . . . . .        6,232          5,162

  Minority interest in subsidiary. . . . . . .           77             83
                                                 ----------     ----------

Shareholders' investment:
  Preferred stock, $.10 par value per share
    - Authorized - 1,000,000 shares;
    Outstanding - None . . . . . . . . . . . .           --             --
  Common stock, $.10 par value per share -
    Authorized - 20,000,000 shares;
    Outstanding - 8,973,732 shares
      at 6/30/05 and 8,945,665 shares
      at 9/30/04 . . . . . . . . . . . . . . .          897            895
  Premium paid in on common stock. . . . . . .       15,111         14,400
  Cumulative translation adjustments . . . . .         (210)          (251)
  Retained earnings. . . . . . . . . . . . . .       31,636         28,953
                                                 ----------     ----------
        Total shareholders' investment . . . .       47,434         43,997
                                                 ----------     ----------
                                                 $   82,463     $   77,518
                                                 ==========     ==========

















 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES

            Condensed Consolidated Unaudited Statements of Income
                      (000's, except per share amounts)


                                 Three Months Ended     Nine Months Ended
                               --------------------   --------------------
                               June 30,    June 30,   June 30,    June 30,
                                 2005        2004       2005        2004
                               --------    --------   --------    --------

Revenues, net of sales
  allowances . . . . . . . .   $ 18,200    $ 17,203   $ 56,231    $ 52,242

Costs and expenses:
  Cost of revenues . . . . .      7,071       6,436     21,427      18,938
  Selling, general and
    administrative . . . . .      4,487       4,050     13,538      12,561
                               --------    --------   --------    --------
                                 11,558      10,486     34,965      31,499
                               --------    --------   --------    --------

Operating income . . . . . .      6,642       6,717     21,266      20,743

Equity in income of
  joint venture. . . . . . .        355         300      1,037         818
Other income (expense),
  net. . . . . . . . . . . .         28          (3)       (10)         64
                               --------    --------   --------    --------

Income before income
  taxes and minority
  interest . . . . . . . . .      7,025       7,014     22,293      21,625

Income taxes . . . . . . . .      2,475       2,615      8,133       8,115
                               --------    --------   --------    --------

Income before minority
  interest . . . . . . . . .      4,550       4,399     14,160      13,510

Minority interest therein. .         19           5         56         272
                               --------    --------   --------    --------

Net income . . . . . . . . .   $  4,531    $  4,394   $ 14,104    $ 13,238
                               ========    ========   ========    ========

Net income per common share:

  Basic. . . . . . . . . . .   $   0.50    $   0.49   $   1.57    $   1.49
                               ========    ========   ========    ========
  Based on average shares
    outstanding. . . . . . .      8,964       8,903      8,956       8,884
                               ========    ========   ========    ========

  Diluted. . . . . . . . . .   $   0.50    $   0.49   $   1.56    $   1.48
                               ========    ========   ========    ========
  Based on average shares
    outstanding. . . . . . .      9,039       8,976      9,028       8,961
                               ========    ========   ========    ========








 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES

         Condensed Consolidated Unaudited Statements of Cash Flows
                      (000's, except per share amounts)


                                                       Nine Months Ended
                                                     ---------------------
                                                     June 30,     June 30,
                                                       2005         2004
                                                     --------     --------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . .   $ 14,104     $ 13,238

Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation . . . . . . . . . . . . . . . . . .      4,918        3,837
  Amortization . . . . . . . . . . . . . . . . . .        481          338
  Equity in net income of foreign affiliate. . . .     (1,037)        (818)
  Tax effect of stock options. . . . . . . . . . .        389          668
  Loss on sale and disposition of assets . . . . .         20          110
  Increase in accounts receivable, net . . . . . .     (3,126)      (2,115)
  Increase in other current assets . . . . . . . .       (440)      (1,091)
  Increase in dosimetry devices at cost. . . . . .     (2,880)      (1,315)
  Increase in other long-term assets . . . . . . .       (201)      (2,151)
  Increase in accounts payable and other
    current liabilities. . . . . . . . . . . . . .        170        2,254
  Increase in deferred contract revenue. . . . . .        993          809
  Increase in long-term liabilities. . . . . . . .      1,070          449
  Increase in minority interest. . . . . . . . . .         56          255
                                                     --------     --------
  Net cash provided from operating activities. . .     14,517       14,468

Cash flows from investing activities:
  Acquisition of property, plant and
    equipment. . . . . . . . . . . . . . . . . . .     (3,096)      (3,666)
  Acquisition of minority interests. . . . . . . .         --      (10,404)
                                                     --------     --------
  Net cash used by investing activities. . . . . .     (3,096)     (14,070)

Cash flows from financing activities:
  Proceeds from revolving credit facilities. . . .      1,500        7,916
  Payments on revolving credit facilities. . . . .     (2,360)      (1,970)
  Dividends paid to minority interest. . . . . . .        (85)        (913)
  Dividends paid to stockholders . . . . . . . . .    (11,189)     (10,429)
  Proceeds from the exercise of stock options. . .        324          756
  Advance from affiliate . . . . . . . . . . . . .         --          598
                                                     --------     --------
  Net cash used by financing activities. . . . . .    (11,810)      (4,042)

Effects of foreign currency translation. . . . . .         (4)         (20)

Net decrease in cash and cash equivalents. . . . .       (393)      (3,664)
Opening balance - cash and cash equivalents. . . .      8,595       11,012
                                                     --------     --------
Ending balance - cash and cash equivalents . . . .   $  8,202     $  7,348
                                                     ========     ========











 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Unaudited Financial Statements
                                June 30, 2005


(1)   BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or "the Company") as of June 30, 2005 and September 30, 2004, and the condensed consolidated results of operations and cash flows for the three and nine-month periods ended June 30, 2005 and 2004. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Landauer as of June 30, 2005 and September 30, 2004, and the consolidated results of operations and cash flows for the three and nine-month periods ended
June 30, 2005 and 2004.

      Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the results of operations or financial position. Additionally, the balance of short-term investments with original maturities of three months or less were reclassed to cash and cash equivalents.

      The results of operations for the three and nine-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

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


(2)   CASH DIVIDENDS

      On June 3, 2005, the Company declared a regular quarterly cash dividend in the amount of $0.425 per share payable on July 8, 2005, to shareholders of record on June 17, 2005. On March 4, 2005, the Company declared a regular quarterly cash dividend in the amount of $0.425 per share payable on April 8, 2005, to shareholders of record on March 18, 2005. On November 12, 2004, the Company declared a regular quarterly cash dividend in the amount of $0.425 per share payable on January 17, 2005, to shareholders of record on December 17, 2004.

      Regular quarterly cash dividends of $.40 per share ($1.60 annually) were declared during fiscal 2004.

                       LANDAUER, INC. AND SUBSIDIARIES

                                June 30, 2005


(3)   COMPREHENSIVE INCOME

      Comprehensive income is the total of net income and all other changes in equity. The following table sets forth the Company's comprehensive income for the three and nine-month periods ended June 30, 2005 and 2004 (000's):

                                 Three Months Ended     Nine Months Ended
                               --------------------   --------------------
                               June 30,    June 30,   June 30,    June 30,
                                 2005        2004       2005        2004
                               --------    --------   --------    --------

Net income . . . . . . . . .   $  4,531   $   4,394   $ 14,104    $ 13,238
Other comprehensive income -
  foreign currency
  translation adjustment . .        (79)       (471)        41         (20)
                               --------    --------   --------    --------
Comprehensive income . . . .   $  4,452    $  3,923   $ 14,145    $ 13,218
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

      The following table presents the weighted average number of shares of common stock for the three and nine-month periods ended June 30, 2005 and 2004 (000's):

                                 Three Months Ended     Nine Months Ended
                                -------------------   --------------------
                               June 30,    June 30,   June 30,    June 30,
                                 2005        2004       2005        2004
                               --------    --------   --------    --------
Weighted average number
  of shares of common stock
  outstanding. . . . . . . .      8,964       8,903      8,956       8,884
Options issued to
  executives & directors . .         75          73         72          77
                               --------    --------   --------    --------
Weighted average number
  of shares of common stock
  assuming dilution. . . . .      9,039       8,976      9,028       8,961
                               ========    ========   ========    ========

                       LANDAUER, INC. AND SUBSIDIARIES

                                June 30, 2005


(5)   STOCK-BASED COMPENSATION PLANS

      The Company maintains stock option plans for key employees. It also maintains a stock option plan for its non-employee directors. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under APB Opinion No. 25, no compensation cost is recognized except for performance based grants. Under SFAS No. 123, "Accounting for Stock-Based Compensation", compensation costs are recognized based on the fair-value method of the stock options granted, calculated using certain assumptions about future volatility and dividend growth. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share in each period would have been as follows (000's, except per share data):

                                 Three Months Ended     Nine Months Ended
                               --------------------   --------------------
                               June 30,    June 30,   June 30,    June 30,
                                 2005        2004       2005        2004
                               --------    --------   --------    --------
Net income, as reported. . .   $  4,531    $  4,394   $ 14,104    $ 13,238
Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value based method
  for all awards, net of
  related tax effects. . . .         62         356      1,411         896
                               --------    --------   --------    --------
Pro forma net income . . . .   $  4,469    $  4,038   $ 12,693    $ 12,342
                               ========    ========   ========    ========

Earnings per share:
  Basic - As reported. . . .   $   0.50    $   0.49   $   1.57    $   1.49
                               ========    ========   ========    ========
  Basic - Pro forma. . . . .   $   0.50    $   0.45   $   1.42    $   1.39
                               ========    ========   ========    ========

  Diluted - As reported. . .   $   0.50    $   0.49   $   1.56    $   1.48
                               ========    ========   ========    ========
  Diluted - Pro forma. . . .   $   0.49    $   0.45   $   1.41    $   1.38
                               ========    ========   ========    ========

      On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

      In April 2005, the SEC approved a new rule that delays the effective date of SFAS 123R for public companies to annual, rather than interim, periods that begin after June 15, 2005. Under the SEC's rule, SFAS 123R will be effective for the Company beginning October 1, 2005. The Company is in the process of assessing the impact of SFAS 123R on its consolidated financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES

                                June 30, 2005


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

      In April 2004, the Company borrowed $7,724,000 (euro denominated) under this facility as part of funding the acquisition of the remaining 49% minority interest in LCIE-Landauer, Ltd. During the third quarter of fiscal 2005, the Company borrowed $1,500,000 and made principal and interest payments of $1,796,000 and $40,000, respectively. Year to date the Company has made principal payments of $2,360,000 and interest payments of $185,000.

      The outstanding balances under the line of credit of $4,311,000 at June 30, 2005 and $5,262,000 at September 30, 2004 are denominated in euros and at June 30, 2005, bears interest at 3.42% until July 29, 2005, at which time the Company has executed a new EURIBOR election notice for an additional interest period of 180 days at a rate of 3.37%, as permitted under the terms of the credit agreement. While the Company expects to renew the credit facility at maturity, in the event it is not renewed, it is expected that cash on hand, and cash flow from operations, and the Company's borrowing capacity will be sufficient to satisfy the obligation. The expectation is the Company will fund euro-based debt service payments from the euro-denominated cash flows.


(7)   PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

      The components of net periodic benefit cost for pension and retiree medical plans are as follows (000's):

                                 Pension Benefits        Other Benefits
                                -------------------    -------------------
                                        Three Months Ended June 30,
                                ------------------------------------------
                                 2005        2004       2005        2004
                               --------    --------   --------    --------
Components of net periodic
 benefit cost:
  Service cost . . . . . . .   $    259    $    250   $     25    $     25
  Interest cost. . . . . . .        273         247         27          20
  Expected return on plan
    assets . . . . . . . . .       (181)       (162)        --          --
  Amortization of transi-
    tion (asset) obliga-
    tion . . . . . . . . . .         (2)         (2)         6           6
  Amortization of prior
    service cost . . . . . .         68          39          4           4
  Recognized net actuarial
    loss . . . . . . . . . .         26          30         11           3
                               --------    --------   --------    --------
  Net periodic benefit
    cost . . . . . . . . . .   $    443    $    402   $     73    $     58
                               ========    ========   ========    ========

                       LANDAUER, INC. AND SUBSIDIARIES

                                June 30, 2005


                                 Pension Benefits        Other Benefits
                                -------------------    -------------------
                                         Nine Months Ended June 30,
                                ------------------------------------------
                                 2005        2004       2005        2004
                               --------    --------   --------    --------
Components of net periodic
 benefit cost:
  Service cost . . . . . . .   $    777    $    715   $     76    $     71
  Interest cost. . . . . . .        820         720         81          56
  Expected return on plan
    assets . . . . . . . . .       (543)       (464)        --          --
  Amortization of transi-
    tion (asset) obliga-
    tion . . . . . . . . . .         (5)         (6)        17          18
  Amortization of prior
    service cost . . . . . .        204         117         13          12
  Recognized net actuarial
    loss . . . . . . . . . .         77          83         34           6
                               --------    --------   --------    --------
  Net periodic benefit
    cost . . . . . . . . . .   $  1,330    $  1,165   $    221     $   163
                               ========    ========   ========    ========

      Landauer contributed $789,000 to its pension plan in fiscal 2005, the maximum amount permitted under U.S. tax law. The Company made $250,000 in pension contributions in the first fiscal quarter of 2005 and funded the remaining $539,000 on April 20, 2005.


(8)   ACQUISITION OF MINORITY INTEREST IN LCIE-LANDAUER, LTD.

      In April 2004, Landauer, Inc. consummated an agreement with Bureau Veritas ("BV") to acquire the 49% minority interest in LCIE-Landauer, Ltd. owned by BV's subsidiary, Laboratoire Central Industries des Electriques ("LCIE"), for $10.4 million in cash. The purchase price was allocated to identifiable intangible assets based on estimates of fair value as determined by an independent third party valuation consultant. Substantially all of the purchase price, plus deferred tax liabilities recorded, was allocated to intangible assets including $3.9 million of customer lists (amortized over the estimated useful life of 15 years) and goodwill of $7.9 million. Had the acquisition occurred at the beginning of the periods presented, unaudited net income of the Company on a pro forma basis would have been as follows (000's, except per share data):

                                                  Three          Nine
                                                  Months         Months
                                                  Ended          Ended
                                                 June 30,       June 30,
                                                  2004           2004
                                               ----------     ----------
Pro forma net income . . . . . . . . . . .     $    4,394     $   13,355
Diluted earnings per share . . . . . . . .     $     0.49     $     1.49

      The unaudited pro forma net income is for illustrative purposes only and is not necessarily indicative of the financial results had the acquisition actually occurred at the beginning of the periods presented.

      Landauer funded the purchase price from a combination of working capital funds ($2.7 million), and $7.7 million borrowed under a credit facility obtained in April 2004. See Note 6 for additional information on the credit facility.

                       LANDAUER, INC. AND SUBSIDIARIES

                                June 30, 2005


(9)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes." SFAS No. 154 requires that voluntary changes in accounting principle be applied retrospectively to prior periods' financial statements, unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing long-lived nonfinancial assets be accounted for as a change in accounting estimate. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that implementing SFAS No. 154 will have a material impact on its financial position and results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Landauer is a leading provider of analytical services to determine occupational and environmental radiation exposure. For over 50 years, the Company has provided complete radiation dosimetry services to hospitals, medical and dental offices, universities, national laboratories, and other industries in which radiation poses a potential threat to employees. Landauer's services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from clients, and the analysis and reporting of exposure findings. The majority of these services are provided to customers in the U.S., Japan, France, the United Kingdom, Brazil, Canada and China.

      Substantially all of the Company's revenues are realized from radiation monitoring services and other services incidental to radiation dose measurement. The Company enters into agreements with customers to provide them with radiation monitoring services, generally for a twelve-month period; these agreements have a high degree of renewal.
Relationships with customers are generally stable and recurring, and the Company provides them with on-going services. As part of its services, the Company provides to its customers radiation detection badges, which are produced and owned by the Company. Raw material components related to the production of radiation detection badges are included in inventories. Finished badges are included in dosimetry devices in the consolidated balance sheet. The customers wear the badges for a period selected by the customers ("wear period"), which is usually one, two, or three months in duration. At the end of the wear period, the badges are returned to the Company for analysis. The Company analyzes the badges that have been worn and provides its customers with a report indicating radiation exposures. The Company recycles the badges for reuse, while also producing new replacement badges on a continual basis. Additional reporting and other radiation measurement and management services are provided to customers at their option ("ancillary services").

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

      Landauer's operations include services for the measurement and monitoring of radon gas (referred to as "sales of radon kits") and services related to the remediation of radon gas, which require the customer to deploy a radon detector and return the detector to the Company's laboratories for dose determination and reporting. Where a customer has purchased a radon services agreement, the Company may assist with remediation services on properties where radon measurements exceed a specified threshold.

      InLight and radon services represent less than 5% of consolidated revenues.

      Landauer operates a mature business, and growth in numbers of customers is modest. In recent years, the Company's strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has been developing new platforms and formats for its optically stimulated luminescence ("OSL") technology such as InLight to gain access to markets where the Company previously did not have a significant presence such as smaller in-house and commercial laboratories.

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

LIQUIDITY AND CAPITAL RESOURCES

      Landauer's cash provided from operating activities for the nine-month periods ended June 30, 2005 and 2004 amounted to $14,517,000 and $14,468,000, respectively. Acquisitions of property, plant and equipment were $3,096,000 and $3,666,000, respectively for the nine months ended June 30, 2005 and 2004. The Company's financing activities are comprised of credit facility activities and payments of cash dividends to shareholder and minority partners, offset partially by proceeds from the exercise of stock options and, in 2004, foreign dividends received from Nagase-Landauer, Ltd., the Company's Japanese joint venture and its subsidiary in Brazil.

      The Company has long-term liabilities in the amount of $6,232,000 and $5,162,000 at June 30, 2005 and September 30, 2004, respectively, and its requirement for cash flows to support investing activities is generally limited. Capital expenditures for the balance of fiscal 2005 are expected to be between $1,600,000 and $2,000,000 principally for the acquisition of equipment to support the Company's introduction of the InLight service line, introduction of new services, and the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations. As described in Note 6 to the financial statements, the Company borrowed under its credit facility, which expires in March 2006. In April 2004, the Company borrowed under this facility as part of funding the $10,400,000 acquisition of the remaining 49% minority interest in LCIE-Landauer Ltd. The borrowings are classified as current liabilities and are denominated in euros, which is the functional currency of LCIE-Landauer, Ltd. The credit facility permits borrowing up to a maximum of $15,000,000. In the opinion of management, cash flows from operations and the Company's borrowing capacity under its line of credit are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program. From time to time, the Company may have the opportunity to make investments for acquisitions or other purposes, and borrowings can be made under the credit facility to fund such investments.

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments, reflected on the balance sheet as "Deferred Contract Revenue", amounted to $13,596,000 and $12,554,000, respectively, as of June 30, 2005 and
September 30, 2004. While these amounts represent approximately 47% and 44% of current liabilities, respectively, such amounts generally do not represent a cash requirement.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2005

      Revenues for the third quarter of fiscal 2005 were $18,200,000, a 5.8% increase compared to revenues of $17,203,000 for the same quarter in fiscal 2004. Higher domestic radiation monitoring activities represented approximately $500,000 of revenue growth for the quarter, due to the realization of higher pricing, increased ancillary service revenues and
modest unit gains.   Growth in international radiation monitoring revenues
of more than $425,000 over the prior year resulted from a mix of increased business activity in Europe, Asia and Brazil, as well as a weaker U.S. dollar. The balance of revenue growth was attributable to sales of InLight products and services in the U.S. and abroad.

      Gross margins were 61.1% of revenues for the third quarter of fiscal 2005, slightly lower than the 62.6% reported for the same period in fiscal 2004. Cost of revenues was approximately $650,000 or 9.9% higher than fiscal 2004. Direct labor costs exceeded the prior year by $53,000 as a result of wage increases and currency impact; direct materials were $65,000 higher attributable to InLight sales activity as well as currency related cost increases. Factors contributing to higher overhead costs include increases in outside services primarily related to information technology projects, $158,000; depreciation expense, $178,000; postage, $94,000; and higher international costs, $129,000, impacted by the weakened U.S. dollar particularly in relation to the euro and the costs associated with the conversion of French customers to InLight.

      Selling, general and administrative expenses in the third quarter of fiscal 2005 were approximately $450,000 or 10.8% higher versus a year ago primarily due to increases of $148,000 for professional fees including Sarbanes Oxley Section 404 compliance and $112,000 for international costs impacted by foreign exchange. Resulting operating income for the quarter ended June 30, 2005 was $6,642,000, a decrease of 1.1% compared with $6,717,000 reported in the same quarter a year ago.

      Net other income for the quarter was $86,000 higher than a year ago, reflecting increased earnings of Nagase-Landauer, Ltd., the Company's joint venture in Japan, and higher net interest income.

      The effective income tax rate for the third quarter of fiscal 2005 was lower at 35.2% than the prior year at 37.3%, reflecting higher Nagase-Landauer income, as well as certain non-taxable items. Resulting net income for the third quarter amounted to $4,531,000, or $0.50 per diluted share, compared with $4,394,000, or $0.49 per diluted share, for the same quarter in fiscal 2004.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2005

      Revenues for the first nine months of the fiscal year were $56,231,000, or 7.6% higher than revenues of $52,242,000 for the same period in fiscal 2004. Domestic revenue growth, representing more than $1,800,000 of the increase, resulted from improved pricing and modestly higher volume for radiation measurement and ancillary services. International radiation monitoring revenues were approximately $1,200,000 higher as a result of higher pricing, increased international business activity, and a continued weak U.S. dollar. The balance of revenue growth for the first nine months of fiscal 2005, or approximately $1,000,000, was attributable to sales of InLight products and services in the U.S. and abroad.

      Gross margins for the first nine months of fiscal 2005 were 61.9% of revenues, lower than the 63.7% reported for the same period in fiscal 2004.

Cost of revenues increased $2,489,000 or 13.1% from the same period in the prior year. Direct labor costs exceeded the prior year by $186,000 as a result of increased business activity and currency impact, particularly in relation to the euro. Direct materials were $415,000 higher attributable to InLight sales activity as well as currency translation. Overhead costs rose both domestically and internationally primarily due to increases in outside services related to information technology projects, $484,000; depreciation expense, $495,000; postage, $177,000; and higher international costs, $606,000, impacted by the consolidation of two laboratories in France, a weakened U.S. dollar particularly in relation to the euro, and conversion of French customers to InLight technology.

      Selling, general and administrative expenses for the first nine months of fiscal 2005 were $977,000 higher, or 7.8% higher than a year ago.

The year to date increase in selling, general, and administrative expenses relates to increased employment fees, $113,000; outside services fees for market analysis, $221,000; professional fees including Sarbanes Oxley
Section 404 compliance, $297,000; amortization, $133,000; and international expenses, $384,000, primarily due to the conversion of French customers to InLight, the consolidation of two laboratories in France, and currency translation. Resulting operating income for the first nine months of fiscal 2005 was $21,266,000 compared with $20,743,000 for the same period in fiscal 2004.

      Year to date net other income was $145,000 higher than a year ago, reflecting higher earnings of the Company's joint venture in Japan, $219,000, offset $74,000 by higher net interest and other costs.

      The effective tax rate of 36.5% for the nine-month period reflects higher Nagase-Landauer income as well as certain non-taxable items, and compares with 37.5% for the first nine months of fiscal 2004. Minority interest was $216,000 lower than prior year, reflecting the acquisition of the remaining interest in LCIE-Landauer in April 2004. Resulting net income for the nine months ended June 30, 2005 was $14,104,000, or $1.56 per diluted share, compared with $13,238,000, or $1.48 per diluted share, for the same period in fiscal 2004.

OUTLOOK FOR BALANCE OF FISCAL 2005

      Management's review of the first nine months of fiscal 2005 and expected business activity for the fourth quarter indicate that aggregate revenue growth for the year is anticipated to be 7 - 8%. Fiscal 2005 revenues from traditional domestic and international radiation monitoring services are expected to grow by approximately 5.5% compared with fiscal 2004. Revenues from sales for the InLight product line will contribute to the balance of revenue growth. Domestic revenue growth drivers include pricing, moderate unit growth and increased sales of ancillary services. Pricing and increased unit volume are expected to contribute to international revenue growth in fiscal 2005, although currency exchange rates may impact results reported in U.S. dollars. Based on the Company's current operating plan, costs and operating expenses for fiscal 2005 are expected to grow at an aggregate rate of 10 - 10.5% compared with fiscal 2004. Net other income in fiscal 2005 is anticipated to be approximately $200,000 higher than in fiscal 2004 and minority interest should be $200,000 lower, as a result of the elimination of the minority interest in LCIE- Landauer. The effective income tax rate for fiscal 2005 is expected to be 36.5 - 37.0%, compared with 37.4% in fiscal 2004. Based on these estimates, resulting net income for fiscal 2005 is currently anticipated to be higher by 5 - 6% compared with fiscal 2004.

FORWARD LOOKING STATEMENTS

      Certain of the statements made herein (including, in particular, the statements made under the caption "Outlook for Balance of Fiscal 2005" above) constitute forward looking statements that are based on certain assumptions and involve certain risks and uncertainties, including, introduction and customer acceptance of the InLight technology, the adaptability of optically stimulated luminescence ("OSL") technology to new platforms and formats, the cost associated with the Company's research and business development efforts, the usefulness of older technologies, the anticipated results of operations of the Company and its subsidiaries or ventures, the valuation of the Company's long lived assets or business units relative to future cash flows, changes in pricing for the Company's services, changes in postal and delivery costs and practices, the Company's business plans, anticipated revenue and cost growth, the risks associated with conducting business internationally, other anticipated financial events, the effects of changing economic and competitive conditions, foreign exchange rates and currency translations, government regulations, accreditation requirements, and pending accounting pronouncements. Such assumptions may not materialize to the extent assumed and such risks and uncertainties may cause actual results to differ from anticipated results. Such risks and uncertainties may also result in changes to the Company's business plans and prospects and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the Company's Annual Report on Form 10-K for the year ended September 30, 2004 and other reports filed by the Company from time to time with the Securities and Exchange Commission.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes." SFAS No. 154 requires that voluntary changes in accounting principle be applied retrospectively to prior periods' financial statements, unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing long-lived nonfinancial assets be accounted for as a change in accounting estimate. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that implementing SFAS No. 154 will have a material impact on its financial position and results of operations.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT

      The Company is in the process of documenting and testing its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, that requires annual management assessments of the effectiveness of internal controls over financial reporting and an attestation report by its independent registered public accounting firm.
At this time, due to the ongoing evaluation and testing, no assurance can be given that there may not be internal control deficiencies that would be required to be reported. Compliance with the requirements of Section 404 of the Sarbanes-Oxley Act will also increase the Company's overhead costs in 2005 and future years.


ITEM 4.     CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures as of June 30, 2005 were effective. There have been no changes in the Company's internal control over financial reporting that occurred during the period ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      The Company is a party to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that such litigation, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      On May 4, 2005, Landauer filed a report on Form 8-K related to the election of a new Director to its Board.

      On June 6, 2005, Landauer filed a report on Form 8-K related to a news release announcing the declaration of a regular quarterly cash dividend of $0.425 per share for the third quarter of fiscal 2005.

      On July 26, 2005, Landauer filed a report on Form 8-K related to its earnings for the third fiscal quarter ended June 30, 2005.

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



                                    LANDAUER, INC.
Date:  August 8, 2005

                                    /s/ James M. O'Connell
                                    ------------------------------
                                    James M. O'Connell
                                    Vice President and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)