Form 10-K
period 2005-09-30
LANDAUER INC
filed 2005-12-13
CIK 825410

United States
                     Securities and Exchange Commission
                            Washington, DC 20549


                                  Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended September 30, 2005


                        Commission File Number 1-9788


                               LANDAUER, INC.
            ----------------------------------------------------
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

      COMMON STOCK WITH PAR VALUE OF $.10       NEW YORK STOCK EXCHANGE
            (Title of each class)                (Name of exchange on
                                                  which registered)


         Securities registered pursuant to Section 12(g) of the Act:

                                    None


      Indicate by check mark if the Registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act. Yes [   ]  No [ X ]

      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ]  No [ X ]

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

      Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Act).  Yes [   ]  No [ X ]

      As of March 31, 2005 the aggregate market value of the voting and nonvoting common equity (based upon the closing price on the New York Stock Exchange) held by non-affiliates was approximately $411,000,000. The number of shares of common stock ($.10 per value) outstanding as of December 9, 2005 was 9,033,530.


                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy Statement in connection with the February 9, 2006 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                    INDEX


Item                                                                Page
----                                                                ----

PART I
      1.    Business
              General Description. . . . . . . . . . . . . . . .       4
              Marketing and Sales. . . . . . . . . . . . . . . .       5
              Seasonality. . . . . . . . . . . . . . . . . . . .       6
              International Activities . . . . . . . . . . . . .       6
              Patents. . . . . . . . . . . . . . . . . . . . . .       6
              Raw Materials. . . . . . . . . . . . . . . . . . .       6
              Competition. . . . . . . . . . . . . . . . . . . .       7
              Research and Development . . . . . . . . . . . . .       7
              Environmental and Other Governmental
                Regulations. . . . . . . . . . . . . . . . . . .       8
              Employees and Labor Relations. . . . . . . . . . .       8
              Available Information. . . . . . . . . . . . . . .       8
      1A.   Risk Factors . . . . . . . . . . . . . . . . . . . .       9
      1B.   Unresolved Staff Comments. . . . . . . . . . . . . .      11
      2.    Properties . . . . . . . . . . . . . . . . . . . . .      11
      3.    Legal Proceedings. . . . . . . . . . . . . . . . . .      11
      4.    Submission of Matters to a Vote of
              Security Holders . . . . . . . . . . . . . . . . .      11

PART II
      5.    Market for Registrant's Common Equity,
              Related Stockholder Matters and
              Issuer Purchases of Equity Securities. . . . . . .      11
      6.    Selected Financial Data. . . . . . . . . . . . . . .      12
      7.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . .      13
      7A.   Quantitative and Qualitative Disclosures
              About Market Risk. . . . . . . . . . . . . . . . .      21
      8.    Consolidated Financial Statements and
             Supplementary Data
              Consolidated Balance Sheets. . . . . . . . . . . .      22
              Consolidated Statements of Income. . . . . . . . .      24
              Consolidated Statements of Stockholders'
                Investment and Comprehensive Income. . . . . . .      25
              Consolidated Statements of Cash Flows. . . . . . .      26
              Notes to Consolidated Financial Statements . . . .      28
              Report of Independent Registered
                Public Accounting Firm . . . . . . . . . . . . .      44
      9.    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure . . . . . .      46
      9A.   Controls and Procedures. . . . . . . . . . . . . . .      46
      9B.   Other Information. . . . . . . . . . . . . . . . . .      46

PART III
      10.   Directors and Executive Officers of
              the Registrant . . . . . . . . . . . . . . . . . .      47
      11.   Executive Compensation . . . . . . . . . . . . . . .      47
      12.   Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder
              Matters. . . . . . . . . . . . . . . . . . . . . .      47
      13.   Certain Relationships and Related Transactions . . .      48
      14.   Principal Accounting Fees and Services . . . . . . .      48

PART IV
      15.   Exhibits, Financial Statement Schedules
              Financial Statements . . . . . . . . . . . . . . .      48
              List of Exhibits . . . . . . . . . . . . . . . . .      48
              Signatures . . . . . . . . . . . . . . . . . . . .      51
              Quarterly Financial Data (Unaudited) . . . . . . .      52

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

      The Company's shares are listed on the New York Stock Exchange under the symbol LDR. As of September 30, 2005, there were 9,029,793 shares outstanding.

      Substantially all of the Company's revenues are realized from radiation monitoring services and other services incidental to radiation dose measurement. The Company enters into agreements with customers to provide them with radiation monitoring services, generally for a twelve-month period, and such agreements have a high degree of renewal. Relationships with customers are generally stable and recurring, and the Company provides customers with on-going services. As part of its services, the Company provides radiation detection badges, which are produced and owned by the Company, to its customers. The badges are worn for a period selected by the customers ("wear period"), which is usually one, two, or three months in duration. At the end of the wear period, the badges are returned to the Company for analysis. The Company analyzes the badges that have been worn and provides its customers with a report indicating their radiation exposures. The Company recycles certain badge components for reuse, while also producing replacement badges on a continual basis.

      The Company offers its service for measuring the dosages of x-ray, gamma radiation and other penetrating ionizing radiations to which the wearer has been exposed, primarily through optically stimulated luminescent ("OSL") badges worn by client personnel. This technology is marketed under the trade name Luxel+<registered trademark>. While most of the Company's revenues are domestic, these services are also marketed by Landauer in Canada and by its subsidiaries in other parts of the world. On October 1, 1998, the Company acquired a 75% interest in SAPRA-Landauer, Ltda., which provides radiation dosimetry services in Brazil. On December 28, 1998, SAPRA-Landauer acquired the radiation dosimetry service business formerly conducted by REM in Sao Paulo, Brazil. During July 1999, the Chinese government approved the Company's joint venture agreement with China National Nuclear Corporation to form Beijing-Landauer, Ltd., which provides radiation monitoring services in China. Landauer, Inc. owns a 70% interest in Beijing-Landauer.

      On April 2, 2002, the Company completed an agreement to merge its European operations with the radiation monitoring business operated by Laboratoire Central des Industries Electriques ("LCIE"), a wholly-owned subsidiary of Bureau Veritas ("BV"), a professional services company involved in quality, health and safety, and environmental management. Under the agreement, Landauer exchanged its United Kingdom radiation monitoring business and certain technologies for a 51% controlling interest in the new company named LCIE-Landauer, Ltd. LCIE contributed its radiation monitoring business, all of which is located in France. LCIE-Landauer has its headquarters and laboratory in Fontenay-aux-Roses, a Paris suburb. LCIE-Landauer serves France-based customers from this location and will continue to serve the United Kingdom customers from Oxford, England. As part of the formation of the new entity, LCIE-Landauer purchased the Philips France radiation monitoring business and also serves these customers from the Fontenay-aux-Roses laboratory. In April 2004, Landauer consummated an agreement with BV to acquire the remaining 49% minority interest in LCIE-Landauer, Ltd. owned by BV's subsidiary, LCIE, for $10.4 million in cash.

      Landauer's activities also include the operations of Nagase-Landauer, Ltd., a 50%-owned joint venture in Japan involved in radiation monitoring in that country. Nagase-Landauer commenced operations in 1974.

      Landauer operates a crystal manufacturing facility in Stillwater, Oklahoma that it acquired in August 1998. Crystal material is a component in the Company's OSL technology.

      Landauer's InLightTM dosimetry system, introduced in 2003, provides small and mid-sized in-house and commercial laboratories with the ability to provide in-house radiation monitoring services using OSL technology. InLight services may involve a customer acquiring or leasing dosimetry devices as well as analytical reading equipment from the Company. The system is based on the Company's proprietary technology and instruments, and dosimetry devices developed by Mitsushita Industrial Equipment Company and allows customers the flexibility to tailor their precise dosimetry needs.

      Landauer's operations include services for the measurement and monitoring of radon gas (referred to as "sales of radon kits"). Its wholly-owned subsidiary, HomeBuyer's Preferred, Inc., offers a radon monitoring service and, when necessary, remediation to purchasers of personal residences. Testing requires the customer to deploy a radon detector and return the detector to the Company's laboratories for dose determination and reporting. The Company may assist with remediation services on properties where radon measurements exceed a specified threshold. The service is targeted to corporate employee relocation programs.

      Other radiation measurement-related services (ancillary services) augment the basic radiation measurement services that the Company offers, providing administrative and informational tools to customers for the management of their radiation safety programs.

MARKETING AND SALES

      Landauer's dosimetry services are marketed in the U.S. and Canada primarily by full-time Company personnel located in Illinois, California, Connecticut, Georgia, and Texas. The Company's services are marketed through ventures in Japan, Brazil and China, as well as its wholly owned subsidiary operating in the United Kingdom and France. Other firms and individuals market the Company's services on a commission basis, primarily to small customers.

      Worldwide, the Company and its affiliates serve approximately 60,000 customers representing approximately 1.5 million individuals. Typically, a client will contract for one year of service in advance, representing monthly, bimonthly or quarterly badges, readings, and reports. Sales are made principally on a subscription basis. Customer relationships in the radiation monitoring market served by the Company are generally stable and recurring. Deferred contract revenue, as shown on the consolidated balance sheet, represents advance payment for services to be rendered. At September 30, 2005 and 2004, deferred contract revenue was $12,702,000 and $12,554,000, respectively.

      The Company's radiation monitoring services are largely based on the Luxel+ dosimeter system in which all analyses are performed at the Company's laboratories in Glenwood, Illinois. Luxel+ employs the Company's proprietary OSL technology. Recently, the Company introduced the InLight dosimetry system that enables certain customers to make their own measurements using OSL technology. InLight is marketed to the smaller radiation measurement laboratories found at nuclear power plants, military installations, national research laboratories, and commercial services. InLight also forms the basis for Landauer's European operations and other future operations that might occur where local requirements preclude using a U.S. or other foreign-based laboratory. The medical physics market, where there is a need to perform dosimetry associated with the use of radiation in diagnostic and therapeutic radiology, is also served by the InLight dosimetry system.

      Radon gas detection kits are marketed directly by the Company primarily to institutional customers and government agencies. The HomeBuyer's Preferred<registered trademark> Radon Protection Plan service agreement is marketed directly by Landauer to companies and to their corporate relocation service providers for the benefit of purchasers of residences incident to transfers of personnel.

SEASONALITY

      The services provided by the Company to its customers are ongoing and are of a subscription nature. As such, revenues are recognized in the periods in which such services are rendered, irrespective of whether invoiced in advance or in arrears. Given the subscription nature of Landauer's services, quarterly revenues are fairly consistent. During the second quarter of each fiscal year, however, the Company provides additional services for reporting annual radiation dose summaries that generate increased revenues. The introduction of the Company's InLight product line may result in some variability in quarter-to-quarter revenue comparisons given the nature of purchase cycles associated with sales of radiation dose measurement instruments and detectors.

INTERNATIONAL ACTIVITIES

      Information regarding the Company's activities by geographic region is contained under the footnote "Geographic Information" on page 42 of this Annual Report on Form 10-K.

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

      As of September 30, 2005, the Company is using OSL technology to provide dosimetry services to essentially all of its domestic and many of its international customers. These licenses and systems represent an important proprietary component of the OSL based radiation monitoring services and products sold under the trade names Luxel, Luxel+ and InLight. Additionally, the Company holds certain patents that relate to various dosimeter designs, radiation measurement materials and methods, and optical data storage techniques using aluminum oxide generated from the Company's research and development activities. These patents expire in 2017 through 2022.

      Landauer believes that its business is primarily dependent upon the Company's technical competence, the quality, reliability and price of its services and products, and its prompt and responsive performance.

      Rights to inventions of employees working for Landauer are assigned to the Company.

RAW MATERIALS

      The Company has multiple sources for many of its raw materials and supplies, and believes that the number of sources and availability of items are adequate. Landauer internally produces certain of its requirements, such as OSL detector materials and plastic badge holders. All crystal materials used in the Company's OSL technology are produced at the Company's crystal manufacturing facility in Stillwater, Oklahoma. The InLight dosimetry system and its components are manufactured by Matsushita Industrial Equipment Company under an exclusive agreement. If the Company were to lose availability of its Stillwater facility or materials from Matsushita due to a fire, natural disaster or other disruptions, such loss could have a material adverse effect on the Company and its operations.

COMPETITION

      In the United States, Landauer competes against a number of dosimetry service providers. One of these providers, Global Dosimetry Solutions, Inc., is a significant competitor with substantial resources. Other competitors in the United States that provide dosimetry services tend to be smaller companies, some of which operate on a regional basis. Outside of the United States, radiation monitoring activities are conducted by a combination of private entities and government agencies.

      The Japanese market is served by the Company through its 50%-owned joint venture, Nagase-Landauer, Ltd. In early 1995, the Company began offering radiation monitoring services to customers in Canada following approval of the Company's devices by Canadian authorities. The Company began offering service to customers in China during fiscal 2000. Customers in Brazil are served through the Company's joint venture, SAPRA-Landauer, Ltda., while customers in the United Kingdom and France are served through the Company's wholly owned subsidiary, LCIE-Landauer Ltd., by its laboratory in suburban Paris, France and sales office in Oxford, England.

      In the United States, most government agencies, such as the Department of Energy and Department of Defense, have their own in-house radiation monitoring services, as do many large private nuclear power plants.

      The Company competes on the basis of advanced technologies, competent execution of these technologies, the quality, reliability and price of its services, and its prompt and responsive performance. The Company's InLight dosimetry system, while competitive with a number of systems offered by other companies, is believed to provide the only OSL-based radiation monitoring system.

      Radon gas detection services represent a market where Landauer has many large and small competitors, many of whom use short-term charcoal detectors rather than the Company's long-term alpha-track detectors. The HomeBuyer's Preferred Radon Protection Plan represents a product sold exclusively to the corporate relocation market through firms providing relocation services and directly to corporate customers.

RESEARCH AND DEVELOPMENT

      Presently, research efforts seek to expand the use of OSL, particularly as it applies to radiation measurements in therapeutic and diagnostic radiology and nuclear medicine, as well as to environmental radiation dosimetry. The InLight dosimetry system, recently released for commercial application, provides the Company's subsidiaries and other small dosimetry laboratories with an economical approach to practice the OSL technology.

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

      In fiscal 2005, 2004, and 2003, the Company spent $1,704,000, $1,758,000, and $1,819,000, respectively, on research and development activities.

ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATIONS

      The Company believes that it complies with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise protecting the environment. This compliance has not had, nor is it expected to have, a material effect on the capital expenditures, financial condition, liquidity, results of operations, or competitive position of Landauer.

      Many of the Company's technology based services must comply with various national and international standards that are used by regulatory and accreditation bodies for approving such services and products. These accreditation bodies include, for example, the National Voluntary Laboratory Accreditation Program in the U.S. and governmental agencies, generally, in international markets. Changes in these standards and accreditation requirements can result in the Company having to incur costs to adapt its offerings and procedures. Such adaptations may introduce quality assurance issues during transition that need to be addressed to ensure timely and accurate analyses and data reporting. Additionally, changes affecting radiation protection practices, including new understandings of the hazards of radiation exposure and amended regulations, may impact how the Company's services are used by its customers and may, in some circumstances, cause the Company to alter its products and delivery of its services.

EMPLOYEES AND LABOR RELATIONS

      As of September 30, 2005, the Company employed approximately 450 full-time employees worldwide. As a matter of policy, Landauer seeks to maintain good relations with employees at all locations.

AVAILABLE INFORMATION

      As a reporting company, Landauer is subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and, accordingly, files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, Landauer's public filings are maintained on the SEC's Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. In addition, Landauer's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be accessed free of charge through Landauer's website as soon as reasonably practicable after Landauer has electronically filed such material with, or furnished it to, the SEC. The address of Landauer's website is http://www.landauerinc.com.

      A copy of the Company's Annual Report on Form 10-K is available upon the written request of any shareholder.

ITEM 1A. RISK FACTORS

      In addition to factors discussed elsewhere in this Annual Report on Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

WE RELY ON A SINGLE FACILITY FOR THE MANUFACTURING AND PROCESSING OF OUR PRODUCTS AND SERVICES.

      Landauer conducts its primary manufacturing and laboratory processing operations from a single facility in Glenwood, Illinois. In addition, the Company performs significant functions for some of its international operations from the Glenwood facility. If the Company were to lose availability of its primary facility due to fire, natural disaster or other disruptions, the Company's operations could be significantly impaired. Although the Company maintains business interruption insurance, there can be no assurance that the proceeds of such insurance would be sufficient to offset any loss the Company might incur or that the Company would be able to retain its customer base if operations were so disrupted.

WE RELY ON A SINGLE FACILITY FOR THE MANUFACTURING OF CRYSTAL MATERIAL, A KEY COMPONENT IN OUR OSL TECHNOLOGY.

      Crystal material is a key component in Landauer's OSL technology. The Company operates a single crystal manufacturing facility in Stillwater, Oklahoma that currently supplies all OSL crystal radiation measurement material used by the Company. If the Company were to lose availability of its Stillwater facility due to a fire, natural disaster or other disruptions, such loss could have a significant adverse effect on the Company and its operations. Although multiple sources for raw crystal material exist, there can be no assurance that the Company could secure another source to produce finished crystal materials to Landauer's specification in the event of a disruption at the Stillwater facility.

IF WE ARE UNABLE TO DEVELOP NEW TECHNOLOGIES, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED.

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

BECAUSE A PORTION OF OUR BUSINESS IS CONDUCTED OUTSIDE OF THE UNITED STATES, ADVERSE INTERNATIONAL DEVELOPMENTS COULD NEGATIVELY IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.

      Landauer conducts business in numerous international markets such as Japan, France, the United Kingdom, Brazil, Canada and China. Foreign operations are subject to a number of special risks, including, among others, currency exchange rate fluctuations; disruption in relations; political and economic unrest; trade barriers; exchange controls; expropriation; and changes in laws and policies, including those governing foreign owned operations.

OUR BUSINESS IS SUBJECT TO EXTENSIVE DOMESTIC AND FOREIGN GOVERNMENT REGULATIONS, WHICH COULD INCREASE OUR COSTS, CAUSE US TO INCUR LIABILITIES AND ADVERSELY AFFECT OUR RESULTS OF OPERATION.

      Regulation, present and future, is a constant factor affecting the Company's business. The radiation monitoring industry is subject to federal, state, and international governmental regulation. Unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may materially affect Landauer's business or operations in the future and/or could increase the cost of compliance.

      Many of the Company's technology-based services must comply with various national and international standards that are used by regulatory and accreditation bodies for approving such services and products. Changes in these standards and accreditation requirements can result in the Company having to incur costs to adapt its offerings and procedures. Such adaptations may introduce quality assurance issues during transition that need to be addressed to ensure timely and accurate analyses and data reporting. Additionally, changes affecting radiation protection practices, including new understandings of the hazards of radiation exposure and amended regulations, may impact how the Company's services are used by its customers and may, in some circumstances, cause the Company to alter its products and delivery of its services.

FLUCTUATIONS IN CURRENCY EXCHANGE RATES COULD ADVERSELY AFFECT OUR RESULTS.

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

WE MAY FACE COMPETITORS, SEVERAL OF WHICH HAVE GREATER FINANCIAL AND OTHER RESOURCES.

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

WE ARE SUBJECT TO INTERNAL CONTROLS EVALUATIONS AND ATTESTATION
REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company's management must perform evaluations of the Company's internal controls over financial reporting. Beginning as of the end of fiscal 2005 and annually thereafter, the Company must include with its Form 10-K a report on management's assessment of the adequacy of such internal controls, and the Company's independent registered public accounting firm must publicly attest to the adequacy of management's assessment and the effectiveness of our internal controls. The Company has prepared and implemented a plan of action for compliance. Compliance with these requirements is complex and time-consuming. If the Company fails to timely or successfully comply with the requirements of Section 404, or if its independent registered public accounting firm does not timely attest to the evaluation, the Company could be subject to increased regulatory scrutiny and the public's perception of the Company may change.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      At September 30, 2005, the Company does not have any unresolved written comments from the Commission staff regarding its periodic or current reports under the Act.

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

ITEM 3. LEGAL PROCEEDINGS

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of September 30, 2005, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the three months ended September 30, 2005.



                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's common stock is traded on the New York Stock Exchange under the trading symbol LDR, since its listing in January 2002. Previously, the Company's common stock was traded on the American Stock Exchange. A summary of market prices of the Company's common stock is set forth in the table on page 52 of this Annual Report on Form 10-K. As of December 9, 2005, there were approximately 600 shareholders of record. There were no sales of unregistered securities of the Company and no repurchases of equity securities of the Company during fiscal 2005 by the Company.

      The Company has paid regular quarterly cash dividends since January 1990. The Company also paid special cash dividends in 1990 and 1992. On November 28, 2005, the Company announced that it had increased the regular quarterly cash dividend by 6% to $0.45 per share for the first quarter of fiscal 2006. This increase represents an annual rate of $1.80 per share compared with $1.70 paid in fiscal 2005. A summary of cash dividends paid for the last two years is set forth in the table on page 52 of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA


                      FIVE YEAR SELECTED FINANCIAL DATA
                       LANDAUER, INC. AND SUBSIDIARIES



                             (Dollars in Thousands Except Per Share Data)
                             --------------------------------------------
For the years
ended September 30,          2001     2002    2003(1)   2004(2)  2005(3)
-------------------         -------  -------  -------   -------  -------
OPERATING RESULTS
-----------------

Net revenues . . . . . . .  $53,028  $58,608  $64,818   $69,809  $75,221

Operating income . . . . .   21,874   24,399   23,857    27,720   26,551

Net income . . . . . . . .   14,324   16,180   15,019    17,770   17,208

Diluted net income
  per share. . . . . . . .  $  1.64  $  1.83  $  1.69   $  1.98  $  1.90

Cash dividends
  per share. . . . . . . .  $  1.40  $  1.40  $  1.50   $  1.60  $  1.70

Total assets . . . . . . .  $50,550  $60,257  $64,238   $77,518  $85,859

----------

  (1) Fiscal 2003 includes an asset impairment charge of $2,750,000 related to the Company's Aurion product line, offset by $500,000 lower incentive compensation expense. The resulting decline in operating income of $2,250,000 lowered diluted earnings per share by $0.15 (after income tax benefit of $894,000).

  (2) The Company acquired the remaining 49% minority interest in LCIE Landauer, Ltd in fiscal 2004.

  (3) Fiscal 2005 includes a management reorganization charge of $2,300,000, reducing net income by $1,386,000 (after income tax benefit of $914,000) or $0.15 per diluted share.

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

      Substantially all of the Company's revenues are realized from radiation monitoring services and other services incidental to radiation dose measurement. The Company enters into agreements with customers to provide them with radiation monitoring services, generally for a twelve-month period; these agreements generally have a high degree of renewal. Relationships with customers are generally stable and recurring, and the Company provides customers with on-going services. As part of its services, the Company provides its customers with radiation detection badges that are produced and owned by the Company. The badges are worn for a period selected by the customers ("wear period"), generally one, two, or three months in duration. At the end of the wear period, the badges are returned to the Company for analysis. The Company analyzes the badges that have been worn and provides its customers with a report indicating radiation exposures. The Company recycles certain badge components for reuse, while also producing replacement badges on a continual basis. Additional reporting and other radiation measurement and management services ("ancillary services") are provided to customers at their option.

      Landauer's InLight dosimetry system, introduced in late fiscal 2003, provides smaller in-house and commercial laboratories the ability to offer a complete radiation monitoring service. The system is based on the Company's propriety OSL technology and instruments and dosimetry devices developed by Matsushita Industrial Equipment Company, and allows customers the flexibility to tailor their precise dosimetry needs. InLight services may involve a customer acquiring or leasing dosimetry detectors and reading equipment from the Company.

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

      Combined InLight and radon related products and services currently represent less than 5% of consolidated revenues.

      Landauer operates a mature business, and growth in numbers of customers is modest. In recent years, the Company's strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has been developing new platforms and formats for its OSL technology, such as InLight, to gain access to markets where the Company previously did not have a significant presence, such as smaller in-house and commercial laboratories. Revenue growth in recent years has occurred as a result of increased prices for certain services, entry into new markets through joint ventures and acquisitions, modest unit growth, and new ancillary services and products.

      The services provided by the Company to its customers are ongoing and of a subscription nature. As such, revenues are recognized in the periods in which such services are rendered, irrespective of whether invoiced in advance or in arrears. Given the subscription nature of Landauer's services, quarterly revenues are fairly consistent. During the second quarter of each fiscal year, however, the Company provides additional services of reporting annual radiation dose summaries that generate increased revenues. The introduction of the Company's InLight product line may result in some variability in quarter-to-quarter revenue comparisons, given the nature of purchase cycles associated with sales of radiation dose measurement instruments and detectors.

RESULTS OF OPERATIONS

FISCAL 2005 COMPARED TO FISCAL 2004

      Revenues reported for fiscal 2005 were $75,221,000, an increase of 7.8% compared with revenues of $69,809,000 reported for fiscal 2004. Domestic revenue growth for fiscal 2005 was $2,500,000, or 4.5%, and was attributable to gains in pricing, unit volume and ancillary service fees for the Company's core radiation monitoring business. International revenue growth was $1,700,000, or 14.6%, for the year and reflected continued favorable currency translation, pricing gains and unit volume in most foreign markets. The InLight product line contributed the balance of revenue growth of $1,200,000 for 2005.

      Costs and expenses for fiscal 2005 grew by almost $6,600,000 compared with 2004. In September 2005, Landauer recognized expense in the amount of $2,300,000 associated with various organizational changes, including early retirement incentives and related pension benefit expenses arising from the retirement of the Company's former chief executive officer, recruitment expenses related to the recent election of a new chief executive officer and severance and other costs related to additional personnel changes. The resulting decline in operating income by $2,300,000 reduced net income by $1,386,000 (after income tax benefit of $914,000) and lowered fiscal 2005 diluted earnings per share by $0.15. Exclusive of the reorganization charge, costs and expenses for 2005 increased by approximately $4,300,000, or 10.2%, primarily due to increased costs associated with foreign operations including the effect of foreign currency translation and operations growth, $1,500,000; higher depreciation and amortization, $1,138,000; higher professional fees and outside services costs for Sarbanes-Oxley compliance, information services support and marketing studies, $1,098,000; higher postage costs, $235,000; and increased direct labor, $157,000.

      Net other income was higher in 2005 primarily due to higher Nagase-Landauer, Ltd. earnings compared with 2004. Landauer's 2004 acquisition of the remaining equity in LCIE-Landauer resulted in lower minority interest expense compared with a year ago. The effective tax rate for 2005 was 38.0% compared with 37.4% for 2004 as a result of higher state income taxes and lower foreign tax credits this year.

      Net income for the year just ended was $17,208,000, a decrease of 3.2% compared with net income of $17,770,000 for fiscal 2004 with resulting diluted earnings per share for the current year at $1.90 compared with $1.98 reported a year ago.

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

      The comparison of 2004 results with fiscal 2003 reflects the recognition of a non-cash asset impairment charge, related to Landauer's Aurion service, in the amount of $2,750,000 in 2003, offset by lower incentive compensation expense in the amount of $500,000. The resulting decline in fiscal 2003 operating income of $2,250,000 lowered diluted earnings per share by $0.15 (after income tax benefit of $894,000). Exclusive of the non-cash charge, costs and expenses for fiscal 2004 grew by $3,878,000 due to increased labor, incentive compensation and employee benefits expenses, $1,977,000, combined; costs associated with foreign operations, $887,000, impacted by expansion and currency translation; depreciation, $524,000; professional fees, $211,000 and direct materials, $206,000. The increased costs and expenses were impacted by the development of the InLight product line and the introduction of Luxel+.

      Net other income was $80,000 higher in 2004 as Nagase-Landauer, Ltd. earnings improved $216,000 from 2003, offset by lower net interest income of $136,000 due to financing costs associated with the acquisition of the remaining interest in LCIE-Landauer early in fiscal 2004. The effective tax rate for 2004 was 37.4% compared with 36.9% for 2003. Net income for fiscal 2004 was $17,770,000, an increase of 18.3% compared with net income of $15,019,000 for fiscal 2003; $369,000 of the net income increase is attributable to foreign currency. Diluted earnings per share for fiscal 2004 were $1.98 compared with $1.69 reported in fiscal 2003.

FOURTH QUARTER RESULTS OF OPERATIONS

   Revenues for the fourth fiscal quarter of 2005 were $18,990,000, an increase of 8.1% compared with $17,566,000 a year ago. Revenue growth during the fourth quarter of fiscal 2005 was attributable to modest gains in pricing, unit volume, and a weak U.S. dollar versus the Euro contributing to international increases. Costs and expenses for the fourth quarter of fiscal 2005 were $3,100,000, or 29% higher than for the same period a year ago and primarily reflect the $2,300,000 in expense associated with the organizational changes effected in September 2005. Exclusive of the reorganization expense, costs and expenses were slightly more than $800,000 higher compared to the prior year period, primarily reflecting increased costs for depreciation and amortization expense, $260,000; professional and outside services fees, $187,000; indirect labor, $63,000; real estate taxes, $50,000; and international expenses including the effect of foreign currency translation, $173,000. Additionally, income tax expense for the fourth quarter of fiscal 2005 was higher as the result of a change in the overall effective tax rate for 2005, due to higher state taxes and lower foreign tax credits. Net income for the quarter ended September 30, 2005 was $3,104,000 compared with earnings of $4,532,000 in the same quarter a year ago. Earnings per diluted share for the quarter were $0.34 compared with $0.50 in 2004.

OUTLOOK FOR FISCAL 2006

      Landauer's business plan for fiscal 2006 anticipates aggregate revenue growth for the year to be in the range of 5 - 6%, with revenues from the Company's traditional domestic and international revenue expected to grow at a slightly lower rate. Sales for the InLight service line are expected to comprise the balance of revenue growth. Both domestic and international revenue growth are expected to result from a mix of higher pricing, moderate unit growth and increased sales of ancillary services. Costs and operating expenses for fiscal 2006 are expected to grow at an aggregate rate of 3 - 5%; excluding the $2,300,000 organizational charges recorded in fiscal 2005, costs and expenses are anticipated to grow 8 - 10%. Net other income in fiscal 2006 is anticipated to be moderately higher than fiscal 2005, and minority interest should be comparable to fiscal 2005 levels. The effective income tax rate for fiscal 2006 is expected to be comparable to 2005 at approximately 37.5 - 38%. Resulting net income for 2006 is anticipated to be higher by 7 - 9% compared with fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

      Landauer's cash flows, as shown in the statement of cash flows, can differ from year to year as a result of the Company's operating, investing, and financing activities.

      Investing activities included acquisitions of property, plant and equipment in the amounts of $4,068,000, $4,773,000 and $4,715,000, respectively, in fiscal 2005, 2004 and 2003, as well as the investment in LCIE-Landauer of $10,404,000 in fiscal 2004. Cash paid for income taxes was $10,501,000, $10,156,000, and $9,086,000, respectively, in fiscal 2005,
2004 and 2003.

      The Company's financing activities are comprised of credit facility activities and payments of cash dividends to shareholder and minority partners, offset partially by proceeds from the exercise of stock options and, in 2004 and 2003, foreign dividends received from Nagase-Landauer, Ltd., the Company's Japanese joint venture, and the Company's subsidiary in Brazil. During fiscal 2005, 2004 and 2003, the Company paid cash dividends of $15,002,000, or $1.70 per share; $13,990,000, or $1.60 per share; and
$12,977,000, or $1.50 per share, respectively, and such amounts have been provided from operations.

      The Company has long-term liabilities in the amount of $7,300,000 and $5,162,000 at September 30, 2005 and 2004, respectively, and its requirement for cash flows to support investing activities is generally limited. Capital expenditures for fiscal 2006 are expected to be approximately $6,500,000, principally for the acquisition of equipment to support the Company's InLight service line, introduction of new products, the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

      As described in Note 6 to the financial statements, the Company maintains a credit facility, which expires in March 2006. The credit facility permits borrowing up to a maximum of $15,000,000. In April 2004, the Company borrowed $7,724,000 to acquire the remaining 49% minority interest in LCIE-Landauer Ltd. At September 30, 2005 and 2004, outstanding borrowings under the credit agreement were $4,048,000 and $5,262,000, respectively. The borrowings are classified as current liabilities and are denominated in euros, which is the functional currency of LCIE-Landauer, Ltd. In the event the credit facility is not renewed at maturity, it is expected that cash on hand, cash flow from operations, and the Company's borrowing capacity will be sufficient to satisfy the obligation. In the opinion of management, cash flows from operations and the Company's borrowing capacity under its line of credit are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program. From time to time, the Company may have the opportunity to make investments for acquisitions or other purposes, and borrowings can be made under the credit facility to fund such investments. The Company intends to renew the credit facility prior to expiration.

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments, reflected on the balance sheet as "Deferred Contract Revenue", amounted to $12,702,000 and $12,554,000, respectively, as of September 30, 2005 and 2004. While these amounts represent approximately 43% and 44% of current liabilities, respectively as of September 30, 2005 and 2004, such amounts generally do not represent a cash requirement.

      All customers are invoiced in accordance with the Company's standard terms, with payment due thirty days from date of invoice. Considering the Company's invoicing practices and that a significant portion of the Company's revenues are subject to health care industry reimbursement cycles, the average days of sales outstanding for the Company have ranged from 43 to 78 days over the course of fiscal 2005 and fiscal 2004.

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

CONTRACTUAL OBLIGATIONS

      As of September 30, 2005, the resources required for scheduled payment of contractual obligations were as follows:

                                  Scheduled payments by fiscal year
                             -------------------------------------------
(Dollars in                                                       There-
Thousands)                   Total     2006   2007-08   2009-10   after
-----------                 -------  -------  -------   -------  -------
Notes payable (1). . . . .  $ 4,048  $ 4,048  $    --   $    --  $    --
Interest payable (2) . . .       66       66       --        --       --
Operating leases (3) . . .      734      366      337        31       --
Purchase obligations (4) .    4,336    4,336       --        --       --
Postretirement
  benefits (5) . . . . . .    3,912      894      305       613    2,100
Dividends (6). . . . . . .    3,815    3,815       --        --       --
                            -------  -------  -------   -------  -------

                            $16,911  $13,525  $   642   $   644  $ 2,100
                            =======  =======  =======   =======  =======
----------

  (1) Notes payable pertain to the line of credit with a maturity date of March 25, 2006. The credit agreement is annually renewable upon agreement of the parties.

  (2) Interest payable is computed through the March 25, 2006 line of credit maturity date using 3.37%, the rate at which the line of credit is fixed through January 25, 2006.

  (3) The Company has several small operating leases that are short-term in nature; it has no material operating or capital leases.

  (4) Includes accounts payable under other agreements to purchase goods or services including open purchase orders.

  (5) Includes expected contributions to the Company's defined benefit pension plan in fiscal 2006 and estimated future benefit payments for the supplemental key executive retirement plans and a terminated retirement plan that provides certain retirement benefits payable to non-employee directors.

  (6) Cash dividends in the amount of $0.425 per share were declared on September 6, 2005 and paid on October 7, 2005.

NEW ACCOUNTING PRONOUNCEMENTS

      In October 2004, the American Jobs Creation Act (the "Act") was signed into law. The Act includes a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain qualifying cash dividends received from controlled foreign corporations. The Act also includes a deduction related to U.S. manufacturing income of 3% of eligible income in 2005 and 2006. These deductions are subject to certain limitations and, as of September 30, 2005, uncertainty remains as to how certain provisions of the Act will be interpreted. Therefore, the Company is not in a position as of September 30, 2005 to determine whether, and to what extent, it would repatriate unremitted foreign earnings or deduct eligible manufacturing income. In addition, the Financial Accounting Standards Board ("FASB") released FASB Staff Position No. FAS 109-1 (FSP 109-1), "Application of FASB Statement No. 109, 'Accounting for Income Taxes', for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004." This FSP clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with FASB Statement No. 109, "Accounting for Income Taxes" (FAS 109). In December 2004, the FASB released FSP 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", which provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act's impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying FASB Statement No. 109, "Accounting for Income Taxes" (FAS 109). The Company continues to evaluate the impact that the final standard and the Staff Positions will have on the Company's results of operations and financial statements.

      In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Cost." This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (scrap). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal year 2006. The Company does not believe that implementing SFAS
No. 151 will have a material impact on its consolidated financial statements.

      In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or liabilities that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method, in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. In April 2005, the SEC approved a new rule that delays the effective date of SFAS 123R for public companies to annual, rather than interim, periods that begin after June 15, 2005. In addition, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment" in March 2005, which provides supplemental SFAS 123R guidance based on the views of the SEC. Further guidance to be used in the implementation of SFAS 123R has been issued in FSP Nos. FAS 123(R)-1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)", FAS 123(R)-2, "Practical Accommodation to the Application of

Grant Date as Defined in FASB Statement No. 123(R)", and FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards". The Company has assessed the impact of SFAS 123R on its consolidated financial statements and adopted SFAS 123R beginning October 1, 2005, using the modified-prospective application method and the Black-Scholes valuation for stock options issued prior to September 30, 2005. Fiscal 2006 expense for stock options and restricted stock grants issued prior to October 1, 2006 is not expected to be material.

INFLATION

      The Company strives to reflect the inflationary impact of materials, labor and other operating costs and expenses in its prices. The market for the services and products that the Company offers, however, is highly competitive, and in some cases has limited the ability of the Company to offset inflationary cost increases.

FORWARD LOOKING STATEMENTS

      Certain matters contained in this report are forward-looking statements, including, without limitation, the information contained under the heading "Outlook for Fiscal 2006" in Item 7 of this report and statements concerning the development and introduction of new technologies, the adaptability of OSL to new platforms and new formats (such as InLight), the usefulness of older technologies, the cost associated with the Company's business development and research efforts, the valuation of the Company's long-lived assets or business units relative to future cash flows, the anticipated results of the operations of the Company and its subsidiaries or ventures, the Company's business plans, foreign exchange risks, government regulations, changes in pricing of products and services, changes in postal and delivery practices, the Company's market position, anticipated revenue and cost growth, the risks of conducting business internationally, other anticipated financial events, the effects of changing economic and competitive conditions, government regulations, accreditation requirements, assumptions used for management's estimates, and pending accounting announcements. Such assumptions may not materialize to the extent assumed and such risks and uncertainties may cause actual results to differ from anticipated results. Such risks and uncertainties may also result in changes to the Company's business plan and prospects and could create the need, from time to time, to write down the value of the assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth in Item 1A. "Risk Factors" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" and information contained in the Company's reports filed, from time to time, with the SEC.

CRITICAL ACCOUNTING POLICIES

      The SEC issued statements regarding disclosure by companies within their management's discussion and analysis of financial condition and results of operations. In those statements, the SEC encouraged companies to identify critical accounting policies. Critical accounting policies are those that are most important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has identified the following critical accounting policies used in the preparation of the Company's financial statements and accompanying notes.

REVENUE RECOGNITION AND DEFERRED CONTRACT REVENUE

      The services provided by the Company to its customers are of a subscription nature and are continuous. The Company views its business as services provided to customers over a period of time and the wear period is the period over which those services are provided. Badge production, wearing of badges, badge analysis, and report preparation are integral to the benefit that the Company provides to its customers. These services are provided to customers on an agreed-upon recurring basis (monthly, bi-monthly or quarterly) that the customer chooses for the wear period. Revenue is recognized on a straight-line basis, adjusted for changes in pricing and volume, over the wear period as the service is continuous and no other discernible pattern of recognition is evident. Revenues are recognized over the periods in which the customers wear the badges irrespective of whether invoiced in advance or in arrears. The amounts recorded as deferred contract revenue in the consolidated balance sheet represent customer deposits invoiced in advance during the preceding twelve months for services rendered over the succeeding twelve months, and are net of services rendered through the respective consolidated balance sheet date. Such advance billings amounted to $12,702,000 and $12,554,000, respectively, as of September 30, 2005 and September 30, 2004. Management believes that the amount of deferred revenue shown at the respective consolidated balance sheet dates fairly represents the level of business activity it expects to conduct with customers invoiced under this arrangement.

PROPERTY, PLANT & EQUIPMENT

      Plant and equipment (including dosimetry badges and software) are recorded at cost and are depreciated or amortized on a straight-line basis over the estimated useful lives, which are primarily 30 years for buildings and three to eight years for equipment. Landauer assesses the carrying value of its property, plant and equipment and the remaining useful lives whenever events or circumstances indicate the carrying value may not be recoverable or the estimated useful life may no longer be appropriate. Factors that could trigger this review include competitive conditions, government regulations and technological changes. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized. Landauer capitalizes, as a component of equipment, internal software costs in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and such costs amounted to $1,449,000, $1,960,000 and $1,568,000, respectively, for fiscal years 2005,
2004 and 2003.

GOODWILL AND OTHER INTANGIBLE ASSETS

      The Company's intangible assets are comprised of goodwill, purchased customer lists, licenses and patents. On October 1, 2001, the Company adopted SFAS No. 142 which requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. For acquisitions completed prior to June 30, 2001, the amortization of goodwill and certain intangible assets ceased beginning in fiscal year 2002. Under SFAS 142, the impairment review of goodwill and other intangible assets that are not being amortized must be based generally on fair values. As a result of applying the impairment provisions of SFAS No. 142, no impairment loss was required. Purchased customer lists are recorded at cost and are amortized on a straight-line basis over estimated useful lives, which range from 10 to 15 years. Patents and licenses are also recorded at cost and are amortized on a straight-line basis over their useful lives, which range from 10 to 17 years. Other assets are reviewed for impairment whenever circumstances indicate that impairment may exist. Such review is based on estimates of future undiscounted cash flows and an assessment of fair value based on discounted cash flows or other indicators of fair market value.

EMPLOYEE BENEFIT PLANS

      In the United States, Landauer maintains a qualified noncontributory defined benefit pension plan covering substantially all full-time employees and a supplemental key executive retirement plan that provides for certain retirement benefits payable to key officers and managers. While charges for the supplemental plan are expensed annually, the plan is not separately funded. The Company maintains a directors' retirement plan that provides for certain retirement benefits payable to non-employee directors. The directors' plan was terminated in 1997. Additionally, the Company maintains an unfunded retiree medical expense reimbursement plan.

      The pension expenses and benefit obligations recorded for these plans are dependent on actuarial assumptions. These assumptions include discount rates, expected return on plan assets, interest costs, expected compensation increases, benefits earned, mortality rates, and other factors. If actual results are significantly different than those forecasted or if future changes are made to these assumptions, the amounts recognized for these plans could change significantly. The weighted-average actuarial assumptions used to determine the fiscal 2005 pension expense included the following: discount rate of 6.25%, unchanged from prior year; expected return on plan assets of 8.00%, unchanged from prior year; and rate of compensation increase of 5.17%, slightly lower than fiscal 2004. The weighted-average assumptions used to determine benefit obligations at September 30, 2005 were a discount rate of 5.75%, lower than the fiscal 2004 rate of 6.25%, and a rate of compensation increase of 5.17%, slightly lower than the rate for fiscal 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk, including changes in foreign currency exchange rates and interest rates. The financial statements of the Company's non-U.S. subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the functional currency. To date, the market risk associated with foreign currency exchange rates has not been material in relation to the Company's financial position, results of operations, or cash flows. These risks could increase, however, as the Company expands in international markets. The Company does not have any significant trade accounts receivable, trade accounts payable, or commitments in a currency other than that of the reporting unit's functional currency. A 10% adverse change in the underlying foreign currency exchange rates would not have a material impact to our financial condition and reported results of operations would decline by approximately $300,000. As such, the Company does not currently use derivative financial instruments to manage the exposure in its non-U.S. operations or for trading or speculative purposes.

      The Company seeks to manage its exposure to adverse interest rate changes through its normal operations and does not use any derivative financial instruments to manage such exposure. The Company uses a line of credit to provide for a portion of its financing needs. At September 30, 2005, the balance outstanding under this arrangement was $4,048,000. Interest costs would increase by approximately $40,500 for each percentage point increase in the rate of interest on this credit facility assuming current balances.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         CONSOLIDATED BALANCE SHEETS
                       LANDAUER, INC. AND SUBSIDIARIES


                                                         (DOLLARS IN
                                                          THOUSANDS)
                                                      ------------------
AS OF SEPTEMBER 30,                          NOTES     2005       2004
-------------------                         -------  --------   --------

ASSETS

Current assets:
  Cash and cash equivalents. . . . . . . . .      1  $  9,598   $  8,595
  Receivables, net of allowances
    of $408 in 2005 and $460
    in 2004. . . . . . . . . . . . . . . . .           17,987     15,060
  Inventories. . . . . . . . . . . . . . . .      1     2,634      3,206
  Prepaid expenses and other
    current assets . . . . . . . . . . . . .     10     2,703      1,116
  Prepaid income taxes . . . . . . . . . . .  1 & 5     1,153      2,292
  Deferred income taxes. . . . . . . . . . .      5     1,514         21
                                                     --------   --------
Current assets . . . . . . . . . . . . . . .           35,589     30,290
                                                     --------   --------

Property, plant and equipment, at cost:           1
  Land and improvements. . . . . . . . . . .              634        634
  Buildings and improvements . . . . . . . .            4,073      4,104
  Equipment. . . . . . . . . . . . . . . . .           38,694     36,283
                                                     --------   --------
                                                       43,401     41,021
  Less: accumulated depreciation
    and amortization . . . . . . . . . . . .           25,494     22,481
                                                     --------   --------

Net property, plant and equipment. . . . . .           17,907     18,540
                                                     --------   --------

Equity in joint venture. . . . . . . . . . .      3     4,467      3,916
Goodwill and other intangible assets,
  net of amortization. . . . . . . . . . . .      4    20,187     19,493
Dosimetry devices, net of amortization
  of $5,911 in 2005 and $4,447 in 2004 . . .      1     6,537      4,791
Other assets . . . . . . . . . . . . . . . .      3     1,172        488
                                                     --------   --------

ASSETS . . . . . . . . . . . . . . . . . . .         $ 85,859   $ 77,518
                                                     ========   ========
















 The accompanying notes are an integral part of these financial statements.

                         CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)
                       LANDAUER, INC. AND SUBSIDIARIES


                                                         (DOLLARS IN
                                                          THOUSANDS)
                                                      ------------------
AS OF SEPTEMBER 30,                          NOTES     2005       2004
-------------------                         -------  --------   --------

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
  Accounts payable . . . . . . . . . . . . .         $  1,595   $  1,306
  Notes payable. . . . . . . . . . . . . . .      6     4,048      5,262
  Dividends payable. . . . . . . . . . . . .            3,815      3,577
  Deferred contract revenue. . . . . . . . .      1    12,702     12,554
  Accrued compensation and
    related costs. . . . . . . . . . . . . .            2,329      2,230
  Accrued pension costs. . . . . . . . . . .      8       864        834
  Accrued taxes on income. . . . . . . . . .  1 & 5       444         20
  Deferred income taxes. . . . . . . . . . .      5       --          94
  Other accrued expenses . . . . . . . . . .            4,036      2,399
                                                     --------   --------
Current liabilities. . . . . . . . . . . . .           29,833     28,276
                                                     --------   --------

Non-current liabilities:
  Pension and postretirement
    obligations. . . . . . . . . . . . . . .      8     7,062      3,845
  Deferred income taxes. . . . . . . . . . .      5       238      1,317
                                                     --------   --------
Non-current liabilities. . . . . . . . . . .            7,300      5,162
                                                     --------   --------

Minority interest in subsidiary. . . . . . .               128        83

Commitments and contingencies. . . . . . . .      9        --         --

STOCKHOLDERS' INVESTMENT . . . . . . . . . . 7 & 10
Preferred stock, $.10 par value
  per share, authorized 1,000,000
  shares; none issued. . . . . . . . . . . .               --         --
Common stock, $.10 par value per share,
  authorized 20,000,000 shares;
  9,029,793 and 8,945,665 issued and
  outstanding, respectively, in
  2005 and 2004. . . . . . . . . . . . . . .              903        895
Premium paid in on common stock. . . . . . .           17,147     14,400
Accumulated other comprehensive loss . . . .             (375)      (251)
Retained earnings. . . . . . . . . . . . . .           30,923     28,953
                                                     --------   --------
Stockholders' investment . . . . . . . . . .           48,598     43,997
                                                     --------   --------

LIABILITIES AND STOCKHOLDERS' INVESTMENT . .         $ 85,859   $ 77,518
                                                     ========   ========










 The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF INCOME
                        LANDAUER, INC. & SUBSIDIARIES


                                               (DOLLARS IN THOUSANDS,
                                                 EXCEPT PER SHARE)
                                            ----------------------------
FOR THE YEARS
ENDED SEPTEMBER 30,                 NOTES    2005      2004       2003
-------------------                ------  --------  --------   --------

NET REVENUES . . . . . . . . . . .         $ 75,221  $ 69,809   $ 64,818
                                           --------  --------   --------

Costs and expenses
  Cost of sales. . . . . . . . . .           28,308    25,452     23,403
  Selling, general, and
    administrative . . . . . . . .      1    18,062    16,637     14,808
  Reorganization charge. . . . . .     11     2,300        --         --
  Impairment in value of assets. .     11        --        --      2,750
                                           --------  --------   --------
                                             48,670    42,089     40,961
                                           --------  --------   --------

Operating income . . . . . . . . .           26,551    27,720     23,857
Equity in income of joint
  venture. . . . . . . . . . . . .      3     1,352     1,083        867
Other income, net. . . . . . . . .               29        40        176
                                           --------  --------   --------
Income before taxes. . . . . . . .           27,932    28,843     24,900
Income taxes . . . . . . . . . . .  1 & 5   (10,623)  (10,786)    (9,193)
                                           --------  --------   --------

Income before minority interest. .           17,309    18,057     15,707
Minority interest. . . . . . . . .             (101)     (287)      (688)
                                           --------  --------   --------

Net income . . . . . . . . . . . .         $ 17,208  $ 17,770   $ 15,019
                                           ========  ========   ========

Net income per share:                   2
  Basic. . . . . . . . . . . . . .         $   1.92  $   2.00   $   1.71
                                           ========  ========   ========
  Diluted. . . . . . . . . . . . .         $   1.90  $   1.98   $   1.69
                                           ========  ========   ========























 The accompanying notes are an integral part of these financial statements.

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                                             AND COMPREHENSIVE INCOME
                                           LANDAUER, INC. & SUBSIDIARIES
                                                                                         (Dollars in Thousands)
                                                  Premium
                                                  Paid        Accumulated                  Total
                                                  in on          Other                     Stock-     Compre-
                                       Common     Common      Comprehensive  Retained     holders'    hensive
                                       Stock      Stock       Income (Loss)  Earnings    Investment   Income
                                      --------    --------    -------------  --------    ----------   --------
Balance September 30, 2002 . . . . .     $ 878    $ 10,946          $ (855)  $ 23,637      $34,606
Options exercised. . . . . . . . . .         6       1,261              --         --        1,267
Net income . . . . . . . . . . . . .        --          --              --     15,019       15,019    $ 15,019
Foreign currency translation
  adjustment . . . . . . . . . . . .        --          --             755         --          755         755
Dividends. . . . . . . . . . . . . .        --          --              --    (13,222)     (13,222)
                                         -----    --------          ------   --------     --------    --------
Comprehensive income . . . . . . . .                                                                  $ 15,774
                                                                                                      ========

Balance September 30, 2003 . . . . .     $ 884    $ 12,207          $ (100)  $ 25,434     $ 38,425
Options exercised. . . . . . . . . .        11       2,193              --         --        2,204
Net income . . . . . . . . . . . . .        --          --              --     17,770       17,770    $ 17,770
Foreign currency translation
  adjustment . . . . . . . . . . . .        --          --            (151)        --         (151)       (151)
Dividends. . . . . . . . . . . . . .        --          --              --    (14,251)     (14,251)
                                         -----    --------          ------   --------     --------    --------
Comprehensive Income . . . . . . . .                                                                  $ 17,619
                                                                                                      ========

Balance September 30, 2004 . . . . .     $ 895    $ 14,400          $ (251)  $ 28,953     $ 43,997
Options exercised. . . . . . . . . .         8       2,747              --         --        2,755
Net Income . . . . . . . . . . . . .        --          --              --     17,208       17,208    $ 17,208
Foreign currency translation
  adjustment . . . . . . . . . . . .        --          --             111         --          111         111
Increase in minimum pension
  liability. . . . . . . . . . . . .        --          --            (235)        --         (235)       (235)
Dividends. . . . . . . . . . . . . .        --          --              --    (15,238)     (15,238)
                                         -----    --------          ------   --------     --------    --------
Comprehensive Income . . . . . . . .                                                                  $ 17,084
                                                                                                      ========

Balance September 30, 2005 . . . . .     $ 903    $ 17,147          $ (375)  $ 30,923     $ 48,598
                                         =====    ========          ======   ========     ========

                    The accompanying notes are an integral part of these financial statements.

                                                        25

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        LANDAUER, INC. & SUBSIDIARIES


                                                (DOLLARS IN THOUSANDS)
FOR THE YEARS ENDED                         ----------------------------
SEPTEMBER 30,                                2005      2004       2003
-------------------                        --------  --------   --------

Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . $ 17,208  $ 17,770   $ 15,019

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation . . . . . . . . . . . . . .    6,626     5,197      4,673
  Amortization . . . . . . . . . . . . . .      642       497        384
  Equity in net income of joint venture. .   (1,352)   (1,083)      (867)
  Tax effect of stock options. . . . . . .      887     1,451        920
  Loss on sale and disposition of
    assets . . . . . . . . . . . . . . . .       78        87      2,750
  Increase in accounts receivable, net . .   (2,979)   (1,290)      (149)
  Increase in other current assets . . . .     (993)     (862)    (1,392)
  Increase in dosimetry devices at cost. .   (3,758)   (2,492)    (1,811)
  (Increase) decrease in other
    long-term assets . . . . . . . . . . .     (222)     (294)       101
  Increase (decrease) in accounts
    payable and other current
    liabilities. . . . . . . . . . . . . .    2,461     1,075     (2,174)
  Increase in deferred contract revenue. .       87        89        580
  Increase in long-term liabilities. . . .    2,372     1,184        751
  Increase in minority interest. . . . . .      100       278        809
                                           --------  --------   --------
      Net cash provided by
        operating activities . . . . . . .   21,157    21,607     19,594
                                           --------  --------   --------

Cash flows used by investing activities:
  Acquisition of property, plant
    & equipment. . . . . . . . . . . . . .   (4,068)   (4,773)    (4,715)
  Acquisition of minority interests. . . .       --   (10,404)        --
                                           --------  --------   --------
      Net cash used by
        investing activities . . . . . . .   (4,068)  (15,177)    (4,715)
                                           --------  --------   --------

Cash flows used by financing activities:
  Proceeds from revolving credit
    facilities . . . . . . . . . . . . . .    1,500     8,025         --
  Payments on revolving credit
    facilities . . . . . . . . . . . . . .   (2,593)   (2,763)        --
  Dividends paid to minority interest. . .      (85)     (915)      (287)
  Dividends paid to stockholders . . . . .  (15,002)  (13,990)   (12,977)
  Proceeds from the exercise of
    stock options. . . . . . . . . . . . .      111       753        348
  Repayment to affiliate . . . . . . . . .       --      (404)      (185)
  Advance from affiliate . . . . . . . . .       --       598        535
                                           --------  --------   --------
      Net cash used by
        financing activities . . . . . . .  (16,069)   (8,696)   (12,566)
                                           --------  --------   --------
  Effects of foreign currency
    translation. . . . . . . . . . . . . .      (17)     (151)       755

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (CONTINUED)
                        LANDAUER, INC. & SUBSIDIARIES


                                                (DOLLARS IN THOUSANDS)
FOR THE YEARS ENDED                         ----------------------------
SEPTEMBER 30,                                2005      2004       2003
-------------------                        --------  --------   --------

Net increase (decrease)
  in cash and cash equivalents . . . . . .    1,003    (2,417)     3,068
Opening balance -
  cash and cash equivalents. . . . . . . .    8,595    11,012      7,944
                                           --------  --------   --------
Ending balance -
  cash and cash equivalents. . . . . . . . $  9,598  $  8,595   $ 11,012
                                           ========  ========   ========

Supplemental disclosure of
 cash flow information:
  Cash paid for income taxes . . . . . . . $ 10,501  $ 10,156   $  9,086
                                           ========  ========   ========

Supplemental non-cash investing
 & financing information:
  Dividends declared but not paid. . . . . $  3,815  $  3,577   $  3,316
                                           ========  ========   ========








































 The accompanying notes are an integral part of these financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       LANDAUER, INC. AND SUBSIDIARIES


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

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

REVENUES AND DEFERRED CONTRACT REVENUE

      The source of revenues for the Company is radiation measuring and monitoring services including other services incidental to measuring and monitoring. The measuring and monitoring services provided by the Company to its customers are of a subscription nature and are continuous. The Company views its business as services provided to customers over a period of time and the wear period is the period over which those services are provided. Badge production, wearing of badges, badge analysis, and report preparation are integral to the benefit that the Company provides to its customers. These services are provided to customers on an agreed-upon recurring basis (monthly, bi-monthly or quarterly) that the customer chooses for the wear period. Revenue is recognized on a straight-line basis, adjusted for changes in pricing and volume, over the wear period as the service is continuous and no other discernible pattern of recognition is evident. Revenues are recognized over the periods in which the customers wear the badges irrespective of whether invoiced in advance or in arrears.

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

      Other services incidental to measuring and monitoring augment the basic radiation measurement services that the Company offers, providing administrative and informational tools to customers for the management of their radiation detection programs. Other service revenues are recognized upon delivery of the reports to customers or as other such services are provided.

      The Company sells radiation monitoring products to its customers, principally InLight products, for their use in conducting radiation measurements or managing radiation detection programs. Currently, revenues from product sales are not material.

      Revenues are shown net of nominal sales allowance adjustments.

RESEARCH AND DEVELOPMENT

      The cost of research and development programs is charged to selling, general and administrative expense as incurred and amounted to approximately $1,704,000 in 2005, $1,758,000 in 2004 and $1,819,000 in
2003. Research and development costs include salaries and allocated employee benefits, third-party research contracts, depreciation and supplies.

DEPRECIATION, AMORTIZATION AND MAINTENANCE

      Property, plant and equipment are recorded at cost. Plant and equipment are depreciated on a straight-line basis over their estimated useful lives, which are primarily 30 years for buildings and three to eight years for equipment. Dosimetry devices (principally badges) and software are amortized on a straight-line basis over their estimated lives, which are three to five years. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized.

ADVERTISING

      The Company expenses the costs of advertising as incurred.
Advertising expense amounted to $408,000 in fiscal 2005, $396,000 in fiscal 2004 and $345,000 in fiscal 2003.

INCOME TAXES

      Landauer files income tax returns in the jurisdictions in which it operates. For financial statement purposes, provisions for federal, state, and foreign income taxes have been computed in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

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

RECLASSIFICATIONS

      Certain reclassifications have been made in the financial statements for comparative purposes. These reclassifications have no effect on the results of operations or financial position.

STOCK-BASED COMPENSATION PLANS

      The Company maintains three stock-based compensation plans for key employees and/or non-employee directors: (i) the Landauer, Inc. 1996 Equity Plan, as amended and restated through November 8, 2001 (the "1996 Equity Plan"); (ii) the Landauer, Inc. 1997 Non-Employee Director's Stock Option Plan, as amended and restated through November 8, 2001 (the "1997 Director's Plan"); and (iii) the Landauer, Inc. 2005 Long-Term Incentive Plan (the "2005 LTI Plan"). Through September 30, 2005, the Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no compensation costs have been recognized for stock options awarded under these plans.

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of SFAS No. 123." SFAS No. 148 requires disclosure in both annual and quarterly financial statements about the method of accounting for stock-based compensation, and the effect of the method used on reported results. Had compensation costs for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share in each period would have been as follows:

(AMOUNTS IN THOUSANDS,
EXCEPT PER SHARE)                            2005      2004       2003
---------------------                       -------   -------    -------

Net income, as reported. . . . . . . . . .  $17,208   $17,770    $15,019

Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects. . . . . . . . . . . . . . .    1,849     1,282        243

Pro forma net income . . . . . . . . . . .  $15,359   $16,488    $14,776

Earnings per share:
  Basic - As Reported. . . . . . . . . . .  $  1.92   $  2.00    $  1.71
  Basic - Pro Forma. . . . . . . . . . . .  $  1.71   $  1.85    $  1.68

  Diluted - As Reported. . . . . . . . . .  $  1.90   $  1.98    $  1.69
  Diluted - Pro Forma. . . . . . . . . . .  $  1.70   $  1.84    $  1.66

      Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      In fiscal 2005, the Company recognized $61,000 in compensation expense related to the grant of 8,225 shares of restricted stock under the Landauer, Inc. 2005 Long-Term Incentive Plan. Fiscal 2006 expense for stock options and restricted stock grants issued prior to October 1, 2006 is not expected to be material. For additional information regarding stock-based compensation, refer to Note 10.

RECENT ACCOUNTING PRONOUNCEMENTS

      In October 2004, the American Jobs Creation Act (the "Act") was signed into law. The Act includes a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain qualifying cash dividends received from controlled foreign corporations. The Act also includes a deduction related to U.S. manufacturing income of 3% of eligible income in 2005 and 2006. These deductions are subject to certain limitations and, as of September 30, 2005, uncertainty remains as to how certain provisions of the Act will be interpreted. Therefore, the Company is not in a position as of September 30, 2005 to determine whether, and to what extent, it would repatriate unremitted foreign earnings or deduct eligible manufacturing income. In addition, the Financial Accounting Standards Board ("FASB") released FASB Staff Position No. FAS 109-1 (FSP 109-1), "Application of FASB Statement No. 109, 'Accounting for Income Taxes', for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004." This FSP clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with FASB Statement No. 109, "Accounting for Income Taxes" (FAS 109). In December 2004, the FASB released FSP 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", which provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act's impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying FASB Statement No. 109, "Accounting for Income Taxes" (FAS 109). The Company continues to evaluate the impact that the final standard and the Staff Positions will have on the Company's results of operations and financial statements.

      In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Cost." This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (scrap). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal year 2006. The Company does not believe that implementing SFAS No. 151 will have a material impact on its consolidated financial statements.

      In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or liabilities that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method, in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. In April 2005, the SEC approved a new rule that delays the effective date of SFAS 123R for public companies to annual, rather than interim, periods that begin after June 15, 2005. In addition, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment" in March 2005, which provides supplemental SFAS 123R guidance based on the views of the SEC. Further guidance to be used in the implementation of SFAS 123R has been issued in FSP Nos. FAS 123(R)-1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)", FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)", and FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards". The Company has assessed the impact of SFAS 123R on its consolidated financial statements and adopted SFAS 123R beginning October 1, 2005, using the modified-prospective application method and the Black-Scholes valuation for stock options issued prior to September 30, 2005.

2.    INCOME PER COMMON SHARE

      Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock that would have been outstanding assuming dilution during each year.

      Following is a table that shows the weighted average number of shares of common stock for the years ended September 30:

(AMOUNTS IN THOUSANDS)                        2005      2004       2003
----------------------                       ------    ------     ------
Weighted average number of shares
  of common stock outstanding. . . . . . .    8,966     8,894      8,808

Effect of dilutive securities: options
  issued to employees. . . . . . . . . . .       72        77         83
                                             ------    ------     ------
Weighted average number of shares
  of common stock assuming dilution. . . .    9,038     8,971      8,891
                                             ======    ======     ======

      Following is a table that provides net income and earnings per share for the years ended September 30:

(DOLLARS IN THOUSANDS,
EXCEPT PER SHARE)                            2005      2004       2003
----------------------                      -------   -------    -------
Net income . . . . . . . . . . . . . . . .  $17,208   $17,770    $15,019
  Basic EPS. . . . . . . . . . . . . . . .  $  1.92   $  2.00    $  1.71
  Diluted EPS. . . . . . . . . . . . . . .  $  1.90   $  1.98    $  1.69

3.    EQUITY IN JOINT VENTURE

      Landauer's 50% interest in the common stock of Nagase-Landauer, Ltd., a Japanese corporation located in Tokyo and engaged in providing radiation monitoring services in Japan, is accounted for on the equity basis. The related equity in earnings of this joint venture is included in its own caption in the accompanying Statements of Income. At September 30, 2005, Landauer, Inc. dividends receivable due from Nagase-Landauer, Ltd of $581,000 are reported in other assets. In fiscal 2004 and 2003, Nagase-Landauer, Ltd distributed dividends to Landauer, Inc. in the amount of $598,000 and $535,000, respectively.

      Condensed unaudited results of operations for Nagase-Landauer, Ltd. are as follows, converted into U.S. dollars at the then-current rate of exchange, for the years ended September 30:

(DOLLARS IN THOUSANDS)                       2005      2004       2003
----------------------                      -------   -------    -------
Revenues . . . . . . . . . . . . . . . . .  $13,892   $13,687    $14,227
Income before income taxes . . . . . . . .    4,261     3,838      3,218
Net income . . . . . . . . . . . . . . . .    2,704     2,166      1,734
                                            -------   -------    -------
Average exchange rate (<yen>/$). . . . . .    107.3     108.8      118.9
                                            =======   =======    =======

      Condensed unaudited balance sheets for the years ended September 30, 2005 and 2004, converted into U.S. dollars at the then-current rate of exchange, are as follows:

(DOLLARS IN THOUSANDS)                            2005        2004
----------------------                           -------     -------
Current assets . . . . . . . . . . . . . . . .   $14,754     $12,699
Other assets . . . . . . . . . . . . . . . . .     1,514       1,529
                                                 -------     -------
Total assets . . . . . . . . . . . . . . . . .   $16,268     $14,228
                                                 =======     =======

Liabilities. . . . . . . . . . . . . . . . . .   $ 7,334     $ 6,376
Stockholders' investment . . . . . . . . . . .     8,934       7,852
                                                 -------     -------
Total liabilities and
  stockholders' investment . . . . . . . . . .   $16,268     $14,228
                                                 =======     =======

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

      The components of goodwill and other intangible assets for the years ended September 30, 2005 and 2004 are as follows:

(DOLLARS IN THOUSANDS)                            2005        2004
----------------------                           -------     -------
Goodwill, net of pre-2002 amortization
  of $3,281 in 2005 and $3,264 in 2004
  (no longer amortized). . . . . . . . . . . .   $13,261     $13,156
Customer list, net of amortization of
  $1,474 in 2005 and $953 in 2004
  (useful life of 10-15 years) . . . . . . . .     5,181       5,702
Licenses and patents, net of amortization
  of $369 in 2005 and $306 in 2004
  (useful life of 10-17 years) . . . . . . . .       449         393
Deferred pension cost (not amortized). . . . .     1,109          --
Other intangibles, net of amortization
  of $390 in 2005 and $334 in 2004
  (useful life of 10 years). . . . . . . . . .       187         242
                                                 -------     -------
Total. . . . . . . . . . . . . . . . . . . . .   $20,187     $19,493
                                                 =======     =======

      The intangible asset amounts noted above are presented net of accumulated amortization of $5,514,000 at September 30, 2005 and $4,857,000 at September 30, 2004. Amortization of intangible assets was $642,000, $497,000, and $384,000 for the years ended September 30, 2005, 2004 and 2003, respectively. Estimated annual aggregate amortization expense related to intangible assets will be approximately $646,000, $629,000, $632,000, $580,000, and $580,000, respectively, for each of the next five years.

5.    INCOME TAXES

      The components of the provision for income taxes for the years ended September 30, 2005, 2004 and 2003 are as follows:

                                                       2005

(DOLLARS IN THOUSANDS)                     Current   Deferred    Total
---------------------                      --------  --------   --------
Federal. . . . . . . . . . . . . . . . . . $ 10,916  $ (2,151)  $  8,765
State. . . . . . . . . . . . . . . . . . .    2,292      (434)     1,858
                                           --------  --------   --------
Total. . . . . . . . . . . . . . . . . . . $ 13,208  $ (2,585)  $ 10,623
                                           ========  ========   ========

                                                       2004

                                           Current   Deferred    Total
                                           --------  --------   --------
Federal. . . . . . . . . . . . . . . . . . $  8,757  $    220   $  8,977
State. . . . . . . . . . . . . . . . . . .    1,765        44      1,809
                                           --------  --------   --------
Total. . . . . . . . . . . . . . . . . . . $ 10,522  $    264   $ 10,786
                                           ========  ========   ========

                                                       2003

                                           Current   Deferred    Total
                                           --------  --------   --------
Federal. . . . . . . . . . . . . . . . . . $  9,120  $ (1,457)  $  7,663
State. . . . . . . . . . . . . . . . . . .    1,821      (291)     1,530
                                           --------  --------   --------
Total. . . . . . . . . . . . . . . . . . . $ 10,941  $ (1,748)  $  9,193
                                           ========  ========   ========

      The provision for taxes on income in each period differs from that which would be computed by applying the statutory U.S. federal income tax rate to the income before taxes. The following is a summary of the major items affecting the provision:

(DOLLARS IN THOUSANDS)                       2005      2004       2003
----------------------                      -------   -------    -------
Statutory federal income tax rate. . . . .      35%       35%        35%

Computed tax provision at statutory rate .  $ 9,776   $10,095    $ 8,715
Increases (decreases) resulting from:
  State income tax provision net of
    federal benefit. . . . . . . . . . . .    1,208     1,176        959
  Other. . . . . . . . . . . . . . . . . .     (361)     (485)      (481)
                                            -------   -------    -------
Income tax provision in the statement
  of income. . . . . . . . . . . . . . . .  $10,623   $10,786    $ 9,193
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

      Significant components of deferred taxes are as follows:

(DOLLARS IN THOUSANDS)                            2005        2004
----------------------                           -------     -------
Deferred tax assets:
  Tangible asset amortization. . . . . . . . .   $ 1,977     $ 1,356
  Pension accrual. . . . . . . . . . . . . . .     1,695       1,267
  Compensation expense . . . . . . . . . . . .       666          37
  Inventory reserve. . . . . . . . . . . . . .        43         146
  Medical insurance claims . . . . . . . . . .       549         457
  Foreign tax credit carryforward. . . . . . .       414         --
  Other. . . . . . . . . . . . . . . . . . . .       847         699
                                                 -------     -------
                                                 $ 6,191     $ 3,962
                                                 =======     =======
Deferred tax liabilities:
  Depreciation . . . . . . . . . . . . . . . .   $ 1,285     $  (298)
  Software development . . . . . . . . . . . .     2,532       4,661
  Intangible asset amortization. . . . . . . .       945         989
  Other. . . . . . . . . . . . . . . . . . . .       153          --
                                                 -------     -------
                                                 $ 4,915     $ 5,352
                                                 =======     =======

6.    NOTES PAYABLE

      In April 2004, the Company negotiated a $25 million line of credit provided by LaSalle Bank, N.A. and borrowed $7,724,000 (euro denominated) under this facility as part of funding the acquisition of the remaining 49% minority interest in LCIE-Landauer, Ltd. The credit facility provides funds that are to be used for working capital and other general corporate purposes. The credit agreement is annually renewable upon agreement of the parties and provides the Company with the option of electing to borrow funds denominated in U.S. dollars or Euros that bear interest rates based on the federal funds rate, prime rate, EURIBOR or LIBOR. It also contains certain covenants, including a covenant for minimum tangible net worth. The credit agreement was amended, effective March 25, 2005, to extend the maturity date to March 25, 2006 and reduce the aggregate loan commitment under the credit facility to $15 million, with an option for the Company to increase to $25 million. The remaining terms of the amended credit facility are consistent with the original credit facility. As of September 30, 2005, the Company was in compliance with all of the covenants contained in the credit agreement.

      The outstanding balance under the line of credit of $4,048,000 at September 30, 2005 is denominated in euros and bears interest at 3.37% until January 25, 2006, at which time the Company may execute a new EURIBOR election notice for an additional interest period and rate for the remaining balance of the advance, as permitted under the terms of the credit agreement. In the event the credit facility is not renewed at maturity, it is expected that cash on hand, cash flow from operations, and the Company's borrowing capacity will be sufficient to satisfy the obligation. The Company funds euro-based debt service payments from euro-denominated cash flows. The Company intends to renew the credit facility prior to expiration.

7.    CAPITAL STOCK

      Landauer has two classes of capital stock, preferred and common, with a par value of $0.10 per share for each class. As of September 30, 2005 and 2004, there were 9,029,793 and 8,945,665 shares of common stock issued and outstanding (20,000,000 shares are authorized), respectively. There are no shares of preferred stock issued (1,000,000 shares are authorized). Cash dividends of $1.70 per common share were paid in fiscal 2005. At Septem-ber 30, 2005, there were accrued and unpaid dividends of $3,815,000.

      Landauer has reserved 500,000 shares of common stock under its long-term incentive plan approved on February 3, 2005. Previously, Landauer had reserved 1,450,000 shares of common stock for grants under its equity compensation plans. Upon approval of the new plan in 2005, all shares reserved under prior plans were cancelled. Recipients of grants or options must execute a standard form of a non-compete agreement. As of Septem-ber 30, 2005, there have been no bonus shares issued under the plans.

8. EMPLOYEE BENEFIT PLANS

      In the United States, Landauer maintains a qualified noncontributory defined benefit pension plan covering substantially all full-time employees. The Company also maintains a supplemental key executive retirement plan that provides for certain retirement benefits payable to key officers and managers. While charges for the supplemental plan are expensed annually, the plan is not separately funded. The Company maintains a directors' retirement plan that provides for certain retirement benefits payable to non-employee directors. The directors' plan was terminated in 1997. Pensions for international employees are generally provided under government sponsored programs funded by employment taxes.

      Plan assets for the qualified defined benefit pension plan include marketable equity securities, corporate and government debt securities, and cash and short-term investments. The plan assets are not directly invested in the Company's common stock. The supplemental key executive retirement plan and the directors' retirement plan are not separately funded.

      Landauer maintains a 401(k) savings plan covering substantially all U.S. full-time employees. Qualified contributions made by employees to the plan are partially matched by the Company. For the fiscal years ended September 30, 2005, 2004 and 2003, $143,000, $141,000, and $124,000,
respectively, were provided to expense under the plan.

      Landauer has adopted SFAS No. 106, "Accounting for Postretirement Benefits Other than Pensions" to account for the Company's unfunded retiree medical expense reimbursement plan. Under the terms of the plan, which covers retirees with ten or more years of service, the Company will reimburse retirees to age 70 for (i) a portion of the cost of coverage under the then-current medical and dental insurance plans if the retiree is under age 65, or (ii) all or a portion of the cost of Medicare and supplemental coverage if the retiree is over age 64. The assumption for health-care cost trend rates were 6% for those younger than 65, and 5% for those 65 and older. The effect of a one percent increase on service and interest costs and postretirement benefit obligation would be $21,000 and $168,000, respectively. For a one percent decrease, the effect would be a reduction to service and interest costs and postretirement benefit obligation of $18,000 and $150,000, respectively. The amount of the Company's unrecognized transition obligation resulting from the adoption of SFAS No. 106 was $159,000 as of September 30, 2005. The liability is included in "pension and postretirement obligations."

      The Company uses a September 30 measurement date for its plans.

      The following tables set forth the status of these combined plans at September 30, 2005 and 2004 in accordance with SFAS Nos. 87 and 132.

                                          PENSION             OTHER
                                          BENEFITS           BENEFITS
                                     ----------------   ----------------
(DOLLARS IN THOUSANDS)                 2005     2004      2005     2004
----------------------               -------  -------   -------  -------
Change in benefit obligation:
Benefit obligation at
  beginning of year. . . . . . . . . $17,737  $16,390   $ 1,494  $ 1,148
Service cost . . . . . . . . . . . .   1,031    1,001       102       98
Interest cost. . . . . . . . . . . .   1,072      986       108       82
Special termination benefits (1) . .     701       --        --       --
Actuarial (gain) loss. . . . . . . .   1,106     (347)      339      182
Benefits paid. . . . . . . . . . . .    (298)    (293)      (36)     (16)
                                     -------  -------   -------  -------
Benefit obligation at
  end of year. . . . . . . . . . . . $21,349  $17,737   $ 2,007  $ 1,494
                                     =======  =======   =======  =======
----------

  (1) Represents benefit costs arising from the early retirement of the Company's former chief executive officer and additional personnel changes. Refer to Note 11 for additional information.


                                          PENSION             OTHER
                                          BENEFITS           BENEFITS
                                    -----------------   ----------------
(DOLLARS IN THOUSANDS)                2005      2004      2005     2004
----------------------              --------  -------   -------  -------
Change in plan assets:
Fair value of assets at
  beginning of year. . . . . . . .  $  8,942  $ 8,025   $    --  $    --
Actual return on plan assets . . .       547      373        --       --
Employer contribution. . . . . . .       843      837        36       16
Benefits paid. . . . . . . . . . .      (298)    (293)      (36)     (16)
                                    --------  -------   -------  -------
Fair value of assets at
  end of year. . . . . . . . . . .  $ 10,034  $ 8,942   $    --  $    --
                                    ========  =======   =======  =======

Reconciliation of funded status:
Funded status. . . . . . . . . . .  $(11,315) $(8,795)  $(2,007) $(1,494)
Unrecognized transition
  obligation (asset) . . . . . . .       (12)     (19)      159      182
Unrecognized prior service cost. .     1,232    1,387        17       34
Unrecognized net actuarial loss. .     5,027    3,848       480      187
                                    --------  -------   -------  -------
Net amount recognized. . . . . . .  $ (5,068) $(3,579)  $(1,351) $(1,091)
                                    ========  =======   =======  =======

      The accumulated benefit obligation for all defined benefit pension plans was $16,413,000 and $11,961,000 at September 30, 2005 and 2004,
respectively.

      Information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                                    SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                            2005        2004
----------------------                           -------     -------
Projected benefit obligation . . . . . . . . .   $21,349     $ 4,040
Accumulated benefit obligation . . . . . . . .    16,413       3,514
Fair value of plan assets. . . . . . . . . . .    10,034          --

      In 2005, the accumulated benefit obligation exceeded plan assets for all pension plans. In 2004, the accumulated benefit obligation exceeded plan assets for the supplemental key executive retirement plan and the directors' retirement plan. At September 30, 2005, the Company recorded an additional minimum pension liability of $1,499,000 along with a related deferred pension cost reported in intangible assets of $1,109,000 and minimum pension liability charge in accumulated other comprehensive income of $235,000, net of tax.

COMPONENTS OF NET PERIODIC BENEFIT COST:

                                          PENSION             OTHER
                                          BENEFITS           BENEFITS
                                    -----------------   ----------------
(DOLLARS IN THOUSANDS)                2005      2004      2005     2004
----------------------              --------  -------   -------  -------
Service cost . . . . . . . . . . .  $  1,031  $ 1,001   $   102  $    98
Interest cost. . . . . . . . . . .     1,072      986       108       82
Expected return on plan assets . .      (724)    (650)       --       --
Amortization of transition
  obligation (asset) . . . . . . .        (6)      (6)       23       23
Amortization of prior
  service cost . . . . . . . . . .       156      156        17       17
Recognized net actuarial loss. . .       104      120        46       11
Special termination benefits . . .       701       --        --       --
                                    --------  -------   -------  -------
Net periodic benefit cost. . . . .  $  2,334  $ 1,607   $   296  $   231
                                    ========  =======   ======= ========

ASSUMPTIONS

      The weighted-average assumptions used to determine benefit obligations at September 30 were as follows:

                                          PENSION             OTHER
                                          BENEFITS           BENEFITS
                                     ----------------   ----------------
                                       2005     2004      2005     2004
                                     -------  -------   -------  -------
Discount rate. . . . . . . . . . .     5.75%    6.25%     5.75%    6.25%
Rate of compensation increase. . .     5.17%    5.19%     6.00%    6.00%

      The weighted-average assumptions used to determine net periodic benefit cost for years ended September 30 were as follows:

                                          PENSION             OTHER
                                          BENEFITS           BENEFITS
                                     ----------------   ----------------
                                       2005     2004      2005     2004
                                     -------  -------   -------  -------
Discount rate. . . . . . . . . . .     6.25%    6.25%     6.25%    6.25%
Expected long-term return
  on plan assets . . . . . . . . .     8.00%    8.00%     0.00%    0.00%
Rate of compensation increase. . .     5.17%    5.19%     6.00%    6.00%

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

      Assumed health care cost trend rates at September 30 were:

                                                  2005        2004
                                                 -------     -------
Health care cost trend rate assumed
  for next year. . . . . . . . . . . . . . . .       12%         12%
Rate to which the cost trend rate is
  assumed to decline (the ultimate
  trend rate). . . . . . . . . . . . . . . . .        6%          6%
Year that the rate reaches the
  ultimate trend rate. . . . . . . . . . . . .      2011        2010

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                         1-PERCENTAGE-  1-PERCENTAGE-
                                             POINT          POINT
(DOLLARS IN THOUSANDS)                     INCREASE       DECREASE
----------------------                   -------------  -------------
Effect on total of service and
  interest cost. . . . . . . . . . . . .        $  21          $ (18)
Effect on postretirement
  benefit obligation . . . . . . . . . .          168           (150)


PLAN ASSETS

      Landauer's pension plan weighted-average asset allocations at September 30, 2005, and 2004, by asset category were as follows:

                                                   PLAN ASSETS AT
                                                    SEPTEMBER 30
ASSET CATEGORY                                    2005        2004
--------------                                   -------     -------
Fixed income . . . . . . . . . . . . . . . . .       53%         55%
Equity securities. . . . . . . . . . . . . . .       46%         44%
Cash equivalents . . . . . . . . . . . . . . .        1%          1%
                                                    ----        ----
Total. . . . . . . . . . . . . . . . . . . . .      100%        100%
                                                    ====        ====


      The plan's investment strategy supports the objectives of the plan. These objectives are to maximize returns in order to minimize contributions within reasonable and prudent levels of risk. To achieve these objectives, the Company has established a strategic asset allocation policy which is to maintain approximately one half of plan assets in high quality fixed income securities such as investment grade bonds and short term government securities, with the other half containing large capitalization equity securities. The plan's objective is to periodically rebalance its assets to approximate weighted-average target asset allocations. Investments are diversified across classes and within each class to minimize the risk of large losses.

CONTRIBUTIONS

      The Company expects to contribute $835,000 to its defined benefit pension plan in fiscal 2006, the maximum amount permitted under U.S. tax law.

ESTIMATED FUTURE BENEFIT PAYMENTS

      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                PENSION      OTHER
(DOLLARS IN THOUSANDS)                          BENEFITS    BENEFITS
----------------------                          --------    --------
  2006 . . . . . . . . . . . . . . . . . . . .    $  320      $   35
  2007 . . . . . . . . . . . . . . . . . . . .       335          43
  2008 . . . . . . . . . . . . . . . . . . . .       640          66
  2009 . . . . . . . . . . . . . . . . . . . .       779          88
  2010 . . . . . . . . . . . . . . . . . . . .       775         120
  Years 2011-2015. . . . . . . . . . . . . . .     5,893         828


9.    COMMITMENTS AND CONTINGENCIES

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of September 30, 2005, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

10.   STOCK-BASED COMPENSATION PLANS

      The Company maintains three stock-based compensation plans for key employees and/or non-employee directors: (i) the Landauer, Inc. 1996 Equity Plan, as amended and restated through November 8, 2001 (the "1996 Equity Plan"); (ii) the Landauer, Inc. 1997 Non-Employee Director's Stock Option Plan, as amended and restated through November 8, 2001 (the "1997 Director's Plan"); and (iii) the Landauer, Inc. 2005 Long-Term Incentive Plan (the "2005 LTI Plan"). Through September 30, 2005, the Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no compensation costs have been recognized for stock options awarded under these plans.

      Under the 1996 Equity Plan the Company may grant stock options, as well as other equity awards, for up to 1,350,000 shares. This plan also provided for the grant of restricted shares or the grant of stock appreciation rights, either separately or in relation to options granted. As of September 30, 2005, no stock appreciation rights had been granted. Under the 1997 Director's Plan the Company may grant stock options for up to 100,000 shares. Through September 30, 2005, the Company has granted options on 1,228,684 and 45,840 shares, respectively, under these two plans. Under each plan, the option exercise price equals the stock's fair market value on the date of the grant. Options granted under the 1996 Equity Plan vest over varying periods of time and may include sale restrictions. Options granted during fiscal 2005 under the 1996 Equity Plan vested immediately and sale of shares realized through exercise of such options was prohibited for three years. The initial grant of options in 1997 under the 1997 Director' Plan vests ratably over ten years and subsequent grants vest ratably over three years.

      During fiscal 2005, options for 185,000 shares were granted under the 1996 Equity Plan and the 1997 Director's Plan and 136,638 options were exercised. As of September 30, 2005, non-qualified options for 477,875 shares had been granted under these two plans at prices from $19.36 - $46.80 per share. At year-end, 425,250 shares were exercisable. The term of all options granted under these two plans is for a period of ten years. All options granted under these two plans have been non-qualified options. Grants of any awards under the 1996 Equity Plan and the 1997 Director's Plan were terminated on February 3, 2005, and any shares reserved for award and unused were cancelled.

      In February 2005, the Company adopted the 2005 LTI Plan, following shareholder approval, and reserved 500,000 shares of its common stock for grant under the plan. Eligible participants include key employees and officers of the Company and non-employee directors. This plan provides for the grant of stock options (incentive or non-qualified), stock shares (restricted, restricted stock units and performance shares or performance share units), performance units, and stock appreciation rights, either separately or in relation to options granted. The plan expires on February 2, 2015. For future grants, the 2005 LTI Plan replaces the 1996 Equity Plan and the 1997 Director's Plan.

      During fiscal 2005, the Company granted non-qualified options for 56,000 shares, at prices from $45.94 - $49.88 per share, under the 2005 LTI Plan and awarded 8,225 restricted shares. Options granted during fiscal 2005 under this plan vested immediately and sales of shares realized through exercise of such options were prohibited for three years. At year-end, options for 56,000 shares were exercisable. The term of all options granted under this plan is for a period of ten years. The restricted shares vest over a period of three years. During fiscal 2005, the Company recognized $61,000 in compensation expense related to the 8,225 shares of restricted stock granted. The weighted average fair value of the restricted shares was $47.48.

      Pursuant to the terms of his employment agreement with the Company, the President and Chief Executive Officer will participate in a performance share award in the amount of 10,500 shares beginning with the 2006 fiscal year. Vesting of the award is subject to financial performance criteria for fiscal 2006, 2007 and 2008 measured in terms of actual net income compared with planned net income over the combined three-year period.

      The summary of the status of these plans at September 30, 2005, 2004, and 2003 and changes for the years then ended is presented in the following tables and narrative:

                                                            2005
                                                      -----------------
                                                               WEIGHTED
(AMOUNTS IN THOUSANDS,                                         AVERAGE
EXCEPT PER SHARE)                                     SHARES    PRICE
----------------------                                ------   --------
Outstanding at beginning of year . . . . . . . . .       440    $ 34.73
Granted. . . . . . . . . . . . . . . . . . . . . .       241      47.24
Exercised. . . . . . . . . . . . . . . . . . . . .      (137)     32.68
Forfeited. . . . . . . . . . . . . . . . . . . . .       (10)     35.79
                                                        ----    -------
Outstanding at end of year . . . . . . . . . . . .       534    $ 40.88
                                                        ----    -------
Exercisable at end of year . . . . . . . . . . . .       481    $ 41.57
                                                        ====    =======
Weighted average fair value of options granted . .              $ 10.76
                                                                =======

                                                            2004
                                                      -----------------
                                                               WEIGHTED
(AMOUNTS IN THOUSANDS,                                         AVERAGE
EXCEPT PER SHARE)                                     SHARES    PRICE
----------------------                                ------   --------
Outstanding at beginning of year . . . . . . . . .       445    $ 28.05
Granted. . . . . . . . . . . . . . . . . . . . . .       210      39.78
Exercised. . . . . . . . . . . . . . . . . . . . .      (186)     24.37
Forfeited. . . . . . . . . . . . . . . . . . . . .       (29)     35.08
                                                        ----    -------
Outstanding at end of year . . . . . . . . . . . .       440    $ 34.73
                                                        ----    -------
Exercisable at end of year . . . . . . . . . . . .       281    $ 36.26
                                                        ====    =======
Weighted average fair value of options granted . .              $  8.17
                                                                =======

                                                            2003
                                                      -----------------
                                                               WEIGHTED
(AMOUNTS IN THOUSANDS,                                         AVERAGE
EXCEPT PER SHARE)                                     SHARES    PRICE
----------------------                                ------   --------
Outstanding at beginning of year . . . . . . . . .       436    $ 23.63
Granted. . . . . . . . . . . . . . . . . . . . . .       142      34.54
Exercised. . . . . . . . . . . . . . . . . . . . .      (123)     20.16
Forfeited. . . . . . . . . . . . . . . . . . . . .       (10)     25.18
                                                        ----    -------
Outstanding at end of year . . . . . . . . . . . .       445    $ 28.05
                                                        ----    -------
Exercisable at end of year . . . . . . . . . . . .       193    $ 25.12
                                                        ====    =======
Weighted average fair value of options granted . .              $  6.24
                                                                =======


      Following is a table that summarizes information about options outstanding as of September 30, 2005:

                                                             Options
                         Options Outstanding                Exercisable
                    --------------------------------    ------------------
                                Average     Weighted              Weighted
Range of                       Remaining    Average               Average
Exercise                      Contractual   Exercise              Exercise
Prices               Shares      Life        Price       Shares    Price
--------            --------  -----------   --------    --------  --------

$ 19.36-$ 25.00       26,750            4    $ 21.18      22,750   $ 20.98
$ 25.01-$ 31.00       20,000            3      26.44      20,000     26.44
$ 31.01-$ 37.00       79,375            7      34.25      37,875     34.32
$ 37.01-$ 43.00      165,750            8      39.67     160,125     39.59
$ 43.01-$ 49.00      237,000            9      47.17     235,500     47.19
$ 49.01+               5,000           10      49.88       5,000     49.88
                     -------          ---    -------     -------   -------
                     533,875            7    $ 40.87     481,250   $ 41.57
                     =======          ===    =======     =======   =======

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2005, 2004, and 2003:

                                             2005      2004       2003
                                            -------   -------    -------
Risk free interest rate. . . . . . . . . .    4.27%     4.27%      4.13%
Expected dividend yield. . . . . . . . . .    3.44%     4.02%      4.35%
Expected life (years). . . . . . . . . . .       10        10         10
Expected volatility. . . . . . . . . . . .   23.73%    24.22%     23.13%

      Fiscal 2006 expense for stock options and restricted stock grants issued prior to October 1, 2006 is not expected to be material.

      Prepaid expenses and other current assets as of September 30, 2005 include $1.8 million related to amounts owed to the Company by the former Chief Executive Officer related to the exercise of vested options. Such amount was collected in October 2005.

11.   REORGANIZATION AND IMPAIRMENT CHARGES

      In September 2005, Landauer recognized expense in the amount of $2,300,000 associated with various management organizational changes, including early retirement incentives and related pension benefit expenses arising from the retirement of the Company's former chief executive officer, recruitment expenses related to the recent election of a new chief executive officer and severance and other costs related to additional personnel changes. The resulting decline in operating income by $2,300,000 reduced net income by $1,386,000 (after income tax benefit of $914,000) and lowered fiscal 2005 diluted earnings per share by $0.15.

      Following a period of product introduction, marketing efforts and an analysis of second quarter fiscal 2003 results, it was determined that spending constraints placed on targeted customers by health care cost pressures and state and local government budget deficits had significantly reduced the future net cash flows expected to be realized from the Company's Aurion product line. Accordingly, the Company recorded a non-cash pre-tax charge of $2,750,000, or $0.19 per diluted share for the fiscal quarter ended March 31, 2003, to recognize an impairment in the value of assets for the Aurion product line. The operating results for Aurion were not significant for any period presented. Based on the estimated identifiable cash flows from this service offering, the impairment charge represented the Company's entire investment in Aurion-related inventories, fixed assets, licenses, software, and badge components.

12.   GEOGRAPHIC INFORMATION

      The Company operates in a single business segment, radiation monitoring services. The Company provides these services primarily to customers in the United States, as well as to customers in other geographic markets. The following table shows the geographical distribution of revenues for the fiscal years ended September 30, 2005, 2004 and 2003:

(DOLLARS IN THOUSANDS)                       2005      2004       2003
----------------------                      -------   -------    -------
Domestic . . . . . . . . . . . . . . . . .  $61,056   $58,133    $54,618
Europe - France and UK . . . . . . . . . .   10,068     8,104      6,891
Other countries. . . . . . . . . . . . . .    4,097     3,572      3,309
                                            -------   -------    -------
                                            $75,221   $69,809    $64,818
                                            =======   =======    =======

      Revenues of Nagase-Landauer, Ltd., the Company's joint venture in Japan, are not consolidated and are not included in the above table. Unaudited revenues of Nagase-Landauer, Ltd. for fiscal years 2005, 2004, and 2003 were $13,892,000, $13,687,000, and $14,227,000, respectively. See
Note 3 for additional information on Nagase-Landauer, Ltd.

      The Company does not have any significant long-lived assets in foreign countries.

13. ACQUISITION OF MINORITY INTEREST IN LCIE-LANDAUER, LTD.

      In April 2004, Landauer, Inc. consummated an agreement with Bureau Veritas ("BV") to acquire the 49% minority interest in LCIE-Landauer, Ltd. owned by BV's subsidiary, Laboratoire Central Industries des Electriques ("LCIE"), for $10.4 million in cash. The purchase price was allocated to identifiable intangible assets based on estimates of fair value as determined by an independent third party valuation consultant. Substantially all of the purchase price, plus deferred tax liabilities recorded, was allocated to intangible assets including $3.9 million of customer lists (amortized over the estimated useful life of 15 years) and goodwill of $7.9 million. Had the acquisition occurred at the beginning of the periods presented, unaudited net income of the Company, on a proforma basis, would have been as follows (amounts in thousands, except per share data):

                                                     YEAR ENDED
                                                    SEPTEMBER 30
                                                  2004        2003
                                                 -------     -------
Proforma Net Income. . . . . . . . . . . . . .   $17,887     $15,367
Diluted earnings per share . . . . . . . . . .   $  1.99     $  1.73

      The unaudited proforma net income is for illustrative purposes only and is not necessarily indicative of the financial results had the acquisition actually occurred at the beginning of the periods presented.

      Landauer funded the purchase price from a combination of working capital funds in the amount of $2.7 million and $7.7 million borrowed under a credit facility obtained in April 2004. See Note 6 for additional information on the credit facility.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To Stockholders and Directors of Landauer, Inc.:

We have completed an integrated audit of Landauer, Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005, and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Landauer, Inc. and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

INTERNAL CONTROL OVER FINANCIAL REPORTING
-----------------------------------------

Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.



PricewaterhouseCoopers LLP
Chicago, Illinois
December 12, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") (the Company's principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures as of September 30, 2005 were effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Management, including the CEO and CFO, has assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2005, based on the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2005.

      Management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm which is included in Item 8. "Consolidated Financial Statements and Supplementary Data" on pages 44-45.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There have been no changes in the Company's internal control over financial reporting that occurred during the period ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

      None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information pursuant to this Item relating to the directors of the Company, contained under the headings "Election of Directors" and "Beneficial Ownership of Common Stock" in the Proxy Statement, is incorporated herein by reference. Information pursuant to this Item relating to the Company's Audit Committee and the Company's code of ethics contained under the heading "Board of Directors and Committees" in the Proxy Statement is incorporated herein by reference.

The executive officers of the Company are as follows:

NAME OF OFFICER         AGE   POSITION

William E. Saxelby      49    President and Chief Executive Officer
James M. O'Connell      58    Vice President, Finance, Treasurer,
                              Secretary, and Chief Financial Officer
R. Craig Yoder          53    Senior Vice President, Marketing
                              and Technology
Robert M. Greaney       52    Vice President - Operations

      Mr. Saxelby joined the Company in September 2005 as President and Chief Executive Officer. Previously, he served as Chief Executive Officer of Medical Research Laboratories, a manufacturer of defibrillators, prior to its sale to Welch Allyn in 2003, and consulted with certain private equity firms between 2003 and 2005. Prior to joining Medical Research Laboratories, he served as a Corporate Vice President of Allegiance Healthcare from 1996 to 1999, and from 1978 to 1996 he held executive positions at Baxter International and its American Hospital Supply subsidiary.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information contained under the headings "Beneficial Ownership of Common Stock" and "Equity Compensation Plan Information" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Except for the information relating to Item 11 hereof and except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Election of Directors" and "Independence of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information contained under the heading "Fees Billed by Independent Auditors" in the Proxy Statement is incorporated herein by reference.



                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

      (1)   Financial Statements -- The financial statements of
            Landauer listed on page 3 herein.

      (2)   Financial Statement Schedules - None.

      (3)   Exhibits - The following exhibits:

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

(10)(d) Landauer, Inc. Directors' Retirement Plan dated March 21, 1990 is incorporated by reference to Exhibit (10)(f) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

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

(10)(g) The Landauer, Inc. 1997 Non-Employee Director's Stock Option Plan, as amended and restated through November 8, 2001, is incorporated by reference to Exhibit (10)(g) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(10)(h) Employment agreements dated February 29, 1996 between the Registrant and Brent A. Latta, James M. O'Connell and R. Craig Yoder are incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

(10)(i) Employment agreement dated November 9, 2002 between the Registrant and Robert M. Greaney is incorporated by reference to Exhibit (10)(i) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

(10)(l) Form of stock option award pursuant to the Landauer, Inc. 1996 Equity Plan, as amended and restated through November 8, 2001, is incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

(10)(m) The Landauer, Inc. 2005 Long-Term Incentive Plan is attached hereto as Exhibit (10)(m).

(10)(n) Form of stock option award pursuant to the Landauer, Inc. 2005 Long-Term Incentive Plan is attached hereto as Exhibit (10)(n).

(10)(o) Form of director's restricted share award pursuant to the Landauer, Inc. 2005 Long-Term Incentive Plan is attached hereto as Exhibit (10)(o).

(10)(p) Form of key employee restricted share award pursuant to the Landauer, Inc. 2005 Long-Term Incentive plan is attached hereto as Exhibit (10)(p).

(10)(q) Employment agreement dated September 28, 2005 between the Registrant and William E. Saxelby is attached hereto as Exhibit
            (10)(q).

(10)(r) Amendment dated September 27, 2005 to the employment agreement between the Registrant and Brent A. Latta is attached hereto as Exhibit (10)(r).

(10)(s) Amendment dated March 25, 2005 to the Credit Agreement between Landauer, Inc. and LaSalle Bank N.A. is attached hereto as Exhibit (10)(s).

(21)        Subsidiaries of the registrant are:

            Beijing-Landauer, Ltd. (70%)        SAPRA-Landauer, Ltda. (75%)
            Beijing, P.R. China                 Sao Carlos - SP - Brazil

            HomeBuyer's Preferred, Inc.         Nagase-Landauer, Ltd.
            (100%)                              (50%)
            Glenwood, IL  60425-1586            Tokyo, Japan

            LCIE-Landauer, Ltd.
            and subsidiary (100%)
            Paris, France
            Oxford, United Kingdom

31.1 Certification of William E. Saxelby, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2 Certification of James M. O'Connell, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1 Certification of William E. Saxelby, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2 Certification of James M. O'Connell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

      Exhibits 10(a), 10(d), 10(e), 10(f), 10(g), 10(h), 10(i), 10(j),
10(l), 10(m), 10(n), 10(o), 10(p), 10(q), and 10(r) listed above are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        LANDAUER, INC.

                        By:   /s/ William E. Saxelby  December 13, 2005
                              ----------------------
                              William E. Saxelby
                              President and Chief
                              Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                     Date
      ---------                       -----                     ----

/s/ William E. Saxelby       President and Director      December 13, 2005
William E. Saxelby        (Principal Executive Officer)



/s/ James M. O'Connell      Vice President, Finance,     December 13, 2005
James M. O'Connell           Treasurer and Secretary
                            (Principal Financial and
                               Accounting Officer)


/s/ Robert J. Cronin                Director             December 13, 2005
Robert J. Cronin


/s/ E. Gail de Planque              Director             December 13, 2005
E. Gail de Planque


/s/ Gary D. Eppen                   Director             December 13, 2005
Gary D. Eppen


/s/ Stephen C. Mitchell             Director             December 13, 2005
Stephen C. Mitchell


/s/ Richard R. Risk                 Director             December 13, 2005
Richard R. Risk


/s/ Thomas M. White                 Director             December 13, 2005
Thomas M. White


/s/ Michael D. Winfield             Director             December 13, 2005
Michael D. Winfield


                                       QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              (Amounts in Thousands, Except Per Share)
                                                      -------------------------------------------------------
                                                      First      Second       Third       Fourth       Total
                                                     Quarter     Quarter     Quarter      Quarter      Year
                                                     -------     -------     -------      -------     -------

Net revenues                    2005                 $18,325     $19,706     $18,200      $18,990     $75,221
                                2004                 $16,778     $18,262     $17,203      $17,566     $69,809

Gross profit                    2005                 $11,231     $12,444     $11,129      $12,109     $46,913
                                2004                 $10,640     $11,897     $10,767      $11,053     $44,357

Operating income (1)            2005                 $ 6,720     $ 7,904     $ 6,642      $ 5,285     $26,551
                                2004                 $ 6,359     $ 7,667     $ 6,717      $ 6,977     $27,720

Net income                      2005                 $ 4,430     $ 5,143     $ 4,531      $ 3,104     $17,208
                                2004                 $ 4,005     $ 4,839     $ 4,394      $ 4,532     $17,770

Diluted net income
  per share (1)                 2005                 $  0.49     $  0.57     $  0.50      $  0.34     $  1.90
                                2004                 $  0.45     $  0.54     $  0.49      $  0.50     $  1.98

Cash dividends per share        2005                 $ 0.425     $ 0.425     $ 0.425      $ 0.425     $  1.70
                                2004                 $  0.40     $  0.40     $  0.40      $  0.40     $  1.60

Common stock price per share    2005        high     $ 50.30     $ 49.16     $ 53.00      $ 54.00     $ 54.00
                                             low       44.60       42.88       44.44        47.38       42.88

                                2004        high     $ 41.96     $ 44.75     $ 44.73      $ 47.97     $ 47.97
                                             low       35.48       40.05       38.71        41.45       35.48

Weighted Average Diluted
  Shares Outstanding            2005                   9,019       9,025       9,039        9,071       9,038
                                2004                   8,930       8,978       8,976        8,999       8,971


  (1) Includes reorganization charge of $2,300,000, reducing net income by $1,386,000 (after income tax benefit of
      $914,000) or $0.15 per diluted share in the fourth quarter of fiscal year 2005.






                                                        52