Form 10-Q
period 2005-12-31
LANDAUER INC
filed 2006-02-07
CIK 825410

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549


                                 FORM 10-Q

      [ X ]  QUARTERLY REPORT pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


            For the quarterly period ended December 31, 2005 or


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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the
Exchange Act.   Large accelerated filer [  ]    Accelerated filer [ X ]
Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).    Yes [  ]  No  [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                        Outstanding at January 30, 2006
      ----------------------------       ------------------------------
      Common stock, $.10 par value             9,041,918

PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS


                      LANDAUER, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheets (Unaudited)
                       (000's, except share amounts)



                                          December 31,   September 30,
                                             2005            2005
                                          ------------   -------------

ASSETS
------
Current assets:
  Cash and cash equivalents . . . . . .       $ 13,129        $  9,598
  Receivables, net of allowances of
    $466 and $408, respectively . . . .         17,994          17,987
  Inventories . . . . . . . . . . . . .          2,345           2,634
  Prepaid expenses and other
    current assets. . . . . . . . . . .          3,226           2,703
  Prepaid income taxes. . . . . . . . .              -           1,153
  Deferred income taxes . . . . . . . .          1,568           1,514
                                              --------        --------
        Current assets. . . . . . . . .         38,262          35,589

Property, plant and equipment,
  at cost . . . . . . . . . . . . . . .         44,431          43,401
    Less: Accumulated depreciation
      and amortization. . . . . . . . .         26,667          25,494
                                              --------        --------
Net property, plant and equipment . . .         17,764          17,907

Equity in joint venture . . . . . . . .          3,219           4,467
Goodwill. . . . . . . . . . . . . . . .         13,239          13,261
Other intangible assets,
  net of amortization . . . . . . . . .          6,791           6,926
Dosimetry devices, net of amortization
  of $6,508 and $5,911, respectively. .          6,946           6,537
Other assets. . . . . . . . . . . . . .            711           1,172
                                              --------        --------

                                              $ 86,932        $ 85,859
                                              ========        ========





















The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
             Consolidated Balance Sheets (Unaudited) (Cont'd.)
                       (000's, except share amounts)


                                          December 31,   September 30,
                                             2005            2005
                                          ------------   -------------

LIABILITIES AND
SHAREHOLDERS' INVESTMENT
------------------------
Current liabilities:
  Accounts payable. . . . . . . . . . .       $  1,474        $  1,595
  Notes payable . . . . . . . . . . . .          3,807           4,048
  Dividends payable . . . . . . . . . .          4,065           3,815
  Deferred contract revenue . . . . . .         13,426          12,702
  Accrued compensation and
    related costs . . . . . . . . . . .          1,734           2,329
  Accrued pension costs . . . . . . . .            907             864
  Accrued taxes on income . . . . . . .            895             444
  Other accrued expenses. . . . . . . .          4,388           4,036
                                              --------        --------
        Current liabilities . . . . . .         30,696          29,833

Non-current liabilities:
  Pension and postretirement
    obligations . . . . . . . . . . . .          7,770           7,062
  Deferred income taxes . . . . . . . .            213             238
                                              --------        --------
        Non-current liabilities . . . .          7,983           7,300

  Minority interest in subsidiary . . .             61             128

Shareholders' investment:
  Preferred stock, $.10 par value
    per share - Authorized -
    1,000,000 shares;
    Outstanding - None. . . . . . . . .              -               -
  Common stock, $.10 par value
    per share - Authorized -
    20,000,000 shares; Outstanding -
    9,033,293 shares at 12/31/05
    and 9,029,793 shares at 09/30/05. .            903             903
  Premium paid in on common stock . . .         17,122          17,147
  Accumulated other comprehensive
    loss. . . . . . . . . . . . . . . .           (697)           (375)
  Retained earnings . . . . . . . . . .         30,864          30,923
                                              --------        --------
        Shareholders' investment. . . .         48,192          48,598
                                              --------        --------
                                              $ 86,932        $ 85,859
                                              ========        ========















The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
               Consolidated Statements of Income (Unaudited)
                     (000's, except per share amounts)



                                               Three Months Ended
                                          ----------------------------
                                          December 31,    December 31,
                                              2005            2004
                                          ------------    ------------

Revenues, net of sales allowances . . .       $ 18,647        $ 18,325

Costs and expenses:
  Cost of sales . . . . . . . . . . . .          7,433           7,094
  Selling, general and
    administrative. . . . . . . . . . .          5,154           4,511
                                              --------        --------
                                                12,587          11,605
                                              --------        --------

Operating income. . . . . . . . . . . .          6,060           6,720

Equity in income of joint venture . . .            366             357
Other income (expense), net . . . . . .             50             (45)
                                              --------        --------

Income before taxes . . . . . . . . . .          6,476           7,032
Income taxes. . . . . . . . . . . . . .          2,430           2,586
                                              --------        --------

Income before minority interest . . . .          4,046           4,446
Minority interest . . . . . . . . . . .             39              16
                                              --------        --------

Net income. . . . . . . . . . . . . . .       $  4,007        $  4,430
                                              ========        ========


Net income per share:
    Basic . . . . . . . . . . . . . . .       $   0.44        $   0.50
                                              ========        ========
    Based on average shares
      outstanding . . . . . . . . . . .          9,025           8,949
                                              ========        ========

    Diluted . . . . . . . . . . . . . .       $   0.44        $   0.49
                                              ========        ========
    Based on average shares
      outstanding . . . . . . . . . . .          9,104           9,019
                                              ========        ========
















The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows (Unaudited)
                     (000's, except per share amounts)


                                               Three Months Ended
                                          ----------------------------
                                          December 31,    December 31,
                                              2005            2004
                                          ------------    ------------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . .     $  4,007        $  4,430

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation. . . . . . . . . . . . . .        1,849           1,524
  Amortization. . . . . . . . . . . . . .          161             159
  Equity in net income of foreign
    affiliate . . . . . . . . . . . . . .         (366)           (357)
  Non-cash compensation . . . . . . . . .          135               -
  Tax effect of stock options . . . . . .            -             121
  Loss on sale and disposition
    of assets . . . . . . . . . . . . . .            4               -
  Increase in accounts receivable, net. .          (76)         (1,862)
  Decrease in other current assets. . . .        1,072             331
  Increase in dosimetry devices
    at cost . . . . . . . . . . . . . . .       (1,014)           (938)
  Increase in other long-term assets. . .         (147)              -
  Increase in accounts payable and
    other current liabilities . . . . . .          185           2,040
  Increase in deferred contract
    revenue . . . . . . . . . . . . . . .          742             425
  Increase in long-term liabilities . . .          516             493
  Increase in minority interest . . . . .           39              26
                                              --------        --------
  Net cash provided by operating
    activities. . . . . . . . . . . . . .        7,107           6,392

Cash flows used by investing activities:
  Acquisition of property, plant
    and equipment . . . . . . . . . . . .       (1,122)           (895)
                                              --------        --------
  Net cash used by investing activities .       (1,122)           (895)

Cash flows used by financing activities:
  Payments on revolving credit
    facilities. . . . . . . . . . . . . .         (180)            (71)
  Dividends paid to minority interest . .         (102)            (85)
  Dividends paid to stockholders. . . . .       (3,816)         (3,577)
  Proceeds from the exercise of
    stock options . . . . . . . . . . . .        1,756              21
                                              --------        --------
  Net cash used by financing
    activities. . . . . . . . . . . . . .       (2,342)         (3,712)

  Effects of foreign currency
    translation . . . . . . . . . . . . .         (112)            (34)

  Net increase in cash
    and cash equivalents. . . . . . . . .        3,531           1,751
  Opening balance -
    cash and cash equivalents . . . . . .        9,598           8,595
                                              --------        --------
  Ending balance -
    cash and cash equivalents . . . . . .     $ 13,129        $ 10,346
                                              ========        ========

The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (Unaudited)
                             December 31, 2005



(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or "the Company") as of December 31, 2005 and September 30, 2005, and the consolidated results of operations and cash flows for the three-month periods ended December 31, 2005 and 2004. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows.

      Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the results of operations or financial position.

      The results of operations for the three-month periods ended
December 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

      The accounting policies followed by the Company are set forth in the 2005 Landauer Annual Report on Form 10-K. The only significant source of revenues for the Company is radiation measuring and monitoring services including other services incidental to measuring and monitoring. The services provided by the Company to its customers are of a subscription nature and are continuous. The Company views its business as services provided to customers over a period of time and the wear period is the period over which those services are provided. Badge production, wearing of badges, badge analysis, and report preparation are integral to the benefit that the Company provides to its customers. These services are provided to customers on an agreed-upon recurring basis (generally monthly, bi-monthly or quarterly) that the customer chooses for the wear period. Revenue is recognized on a straight-line basis, adjusted for changes in pricing and volume, over the wear period as the service is continuous and no other discernible pattern of recognition is evident. Revenues are recognized over the periods in which the customers wear the badges irrespective of whether invoiced in advance or in arrears. Ancillary service revenues are recognized upon delivery of the reports to customers or as other such services are provided.


(2)   CASH DIVIDENDS

      On November 28, 2005, the Company declared a regular quarterly cash dividend in the amount of $0.45 per share payable on January 6, 2006, to shareholders of record on December 16, 2005. Regular quarterly cash dividends of $0.425 per share, or $1.70 annually, were declared during fiscal 2005.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                             December 31, 2005



(3)   COMPREHENSIVE INCOME

      The components of accumulated other comprehensive loss included in the accompanying consolidated balance sheet at December 31, 2005 consist of net minimum pension liability adjustments and cumulative translation adjustments. The following table sets forth the Company's comprehensive income and its components for the three-month periods ended December 31, 2005 and 2004 (000's):

                                                 Three Months Ended
                                                     December 31,
                                              ------------------------
                                                2005            2004
                                              --------        --------
Net income. . . . . . . . . . . . . . . .     $  4,007        $  4,430
Other comprehensive loss:
  Foreign currency translation
    adjustments . . . . . . . . . . . . .         (322)           (516)
                                              --------        --------
Comprehensive income. . . . . . . . . . .     $  3,685        $  3,914
                                              ========        ========


(4)   EARNINGS PER SHARE

      Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock that would have been outstanding assuming dilution from share-based awards during each period.

      The following table presents the weighted average number of shares of common stock for the three-month periods ended December 31, 2005 and 2004 (000's):

                                                 Three Months Ended
                                                     December 31,
                                              ------------------------
                                                2005            2004
                                              --------        --------
Weighted average number of shares
    of common stock outstanding . . . . .        9,025           8,949
Dilutive equity awards. . . . . . . . . .           79              70
                                              --------        --------
Weighted average number of shares
  of common stock assuming dilution . . .        9,104           9,019
                                              ========        ========


(5)   SHARE-BASED COMPENSATION

      The Company maintains three share-based compensation plans for key employees and/or non-employee directors: (i) the Landauer, Inc. 1996 Equity Plan, as amended and restated through November 8, 2001 (the "1996 Equity Plan"); (ii) the Landauer, Inc. 1997 Non-Employee Director's Stock Option Plan, as amended and restated through November 8, 2001 (the "1997 Director's Plan"); and (iii) the Landauer, Inc. 2005 Long-Term Incentive Plan (the "2005 LTI Plan"). As of February 3, 2005, the 2005 LTI Plan replaced the 1996 Equity Plan and the 1997 Director's Plan. As of
December 31, 2005, the following types of share-based awards were outstanding under these plans: stock options and restricted stock awards.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                             December 31, 2005



      Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment", which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements, based on their fair values and over the requisite service period. The Company elected to utilize the modified-prospective application method as permitted by SFAS 123R and the Black-Scholes option pricing model to determine the fair value for stock options issued prior to September 30, 2005. Under this method, share-based compensation expense includes: (a) compensation expense for all share-based compensation awards granted prior to, but not yet vested as of September 30, 2005, using the grant-date fair value estimated in accordance with the original provisions of SFAS 123, "Accounting for Stock-Based Compensation"; and (b) compensation expense for all share-based compensation awards granted subsequent to September 30, 2005, using the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

      The Company recorded $135,000 of non-cash compensation expense, including $92,000 for share-based awards, for the quarter ended
December 31, 2005. This expense has been included in general and administrative expenses. The total income tax benefit recognized related to share-based compensation for the three months ended December 31, 2005 was $37,000. As of December 31, 2005, total unrecognized compensation costs related to non-vested stock options and restricted stock awards granted prior to fiscal 2006 was approximately $484,000, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 1.2 years.

STOCK OPTIONS

      Under the 1996 Equity Plan the Company may grant stock options, as well as other equity awards, for up to 1,350,000 shares. Under the 1997 Director's Plan, the Company may grant stock options for up to 100,000 shares. Under each plan, the option exercise price equals the stock's fair market value on the date of the grant. Options granted under the 1996 Equity Plan vest over varying periods of time and may include sale restrictions. Options granted during fiscal 2005 under the 1996 Equity Plan vested immediately and sale of shares realized through exercise of such options was prohibited for three years from the date of grant. The initial grant of options in 1997 under the 1997 Director' Plan vests ratably over ten years and subsequent grants vest ratably over three years. The term of all options granted under these two plans is for a period of ten years. All options granted under these two plans have been non-qualified options. Grants of any awards under the 1996 Equity Plan and the 1997 Director's Plan were terminated on February 3, 2005, and any shares reserved for award and unused were cancelled.

      In February 2005, the Company adopted the 2005 LTI Plan, following shareholder approval, and reserved 500,000 shares of its common stock for grant under the plan. Eligible participants include key employees and officers of the Company and non-employee directors. This plan provides for the grant of stock options (incentive or non-qualified), stock shares (restricted, restricted stock units and performance shares or performance share units), performance units, and stock appreciation rights, either separately or in relation to options granted. Options granted during fiscal 2005 under this plan vested immediately and sales of shares realized through exercise of such options were prohibited for three years from the date of grant. The term of all options granted under this plan is for a period of ten years.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                             December 31, 2005



      The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for awards issued in the three-month period ended December 31, 2004: risk free interest rate of 4.27%; 10 years expected life; expected stock volatility of 23.66%; and expected dividend yield of 3.42%. No grants of stock options were awarded in the first quarter of fiscal 2006.

      A summary of stock option activity during the three months ended December 31, 2005 is presented below:

                                                 Weighted-
                                                 Average
                                    Weighted-    Remaining    Aggregate
                                    Average     Contractual   Intrinsic
                           Shares   Exercise       Term         Value
                           (000s)    Price        (years)       (000s)
                          --------  ---------   -----------   ---------

Outstanding at
  September 30, 2005. .       534     $40.88
Forfeited or expired. .        (1)     34.50
                           ------     ------
Outstanding at
  December 31, 2005 . .       533     $40.88           7.8      $2,781
                           ======     ======

Exercisable at
  December 31, 2005 . .       504     $41.24           6.9      $2,448
                           ======     ======

      A summary of the status of the Company's nonvested shares as of December 31, 2005, and changes during the quarter then ended, are as follows:

                                      Shares        Weighted-Average
                                      (000s)      Grant Date Fair Value
                                      ------      ---------------------

Nonvested at September 30, 2005 . .      53                $6.33
Vested. . . . . . . . . . . . . . .     (23)                6.32
Forfeited . . . . . . . . . . . . .      (1)                6.20
                                       ----                -----
Nonvested at December 31, 2005. . .      29                $6.35
                                       ====                =====


RESTRICTED STOCK AWARDS

      During fiscal 2005, the Company awarded 8,225 restricted shares under the 2005 LTI Plan. The restricted shares vest over a period of three years.

The weighted average fair value of the stock on the grant date was $47.48. There was no activity related to restricted stock during the quarter ended December 31, 2005.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                             December 31, 2005



PERFORMANCE SHARE AWARDS

      Pursuant to the terms of his employment agreement with the Company and the terms of the 2005 LTI Plan, the President and Chief Executive Officer will participate in a performance share award in the amount of 10,500 shares beginning with the 2006 fiscal year. Vesting of the award is subject to financial performance criteria for fiscal 2006, 2007 and 2008 measured in terms of actual net income compared with planned net income over the combined three-year period. The Company has expensed $43,000 in the quarter related to this obligation to issue the performance share awards. The fair value of the award of $48.68 was based on the average price of the Company's stock on the date of grant and is amortized to expense over its vesting period, assuming that performance goals will be achieved.

PRIOR YEAR PRO FORMA EXPENSE

      Prior to the start of fiscal 2006, the Company accounted for its share-based award plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under APB Opinion
No. 25, no compensation cost is recognized except for performance based grants. The following table illustrates the effect on net income and earnings per share as if the fair value based method provided by SFAS
No. 123, "Accounting for Stock-Based Compensation", had been applied for all outstanding and unvested awards for periods prior to the adoption of SFAS No. 123R (000's, except per share data):

                                                          Three Months
                                                             Ended
                                                          December 31,
                                                          ------------
                                                              2004
                                                          ------------

Net income, as reported . . . . . . . . . . . . . . . . . .   $  4,430
Deduct: Total share-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects . . . .      1,292
                                                              --------
Pro forma net income. . . . . . . . . . . . . . . . . . . .   $  3,138
                                                              ========

Earnings per share:
    Basic - as reported . . . . . . . . . . . . . . . . . .   $   0.50
                                                              ========
    Basic - pro forma . . . . . . . . . . . . . . . . . . .   $   0.35
                                                              ========

    Diluted - as reported . . . . . . . . . . . . . . . . .   $   0.49
                                                              ========
    Diluted - pro forma . . . . . . . . . . . . . . . . . .   $   0.35
                                                              ========


      The weighted average grant date fair value of options granted during the three months ended December 31, 2004, was $10.69.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                             December 31, 2005



(6)   NOTES PAYABLE

      In April 2004, the Company negotiated a $25 million line of credit provided by LaSalle Bank, N.A. and borrowed $7,724,000 (euro denominated) under this facility as part of funding the acquisition of the remaining 49% minority interest in LCIE-Landauer, Ltd. The credit facility provides funds that are to be used for working capital and other general corporate purposes. The credit agreement is annually renewable upon agreement of the parties and provides the Company with the option of electing to borrow funds denominated in U.S. dollars or Euros that bear interest rates based on the federal funds rate, prime rate, EURIBOR or LIBOR. It also contains certain covenants, including a covenant for minimum tangible net worth.
The credit agreement was amended, effective March 25, 2005, to extend the maturity date to March 25, 2006 and reduce the aggregate loan commitment under the credit facility to $15 million, with an option for the Company to increase to $25 million. The remaining terms of the amended credit facility are consistent with the original credit facility. As of December 31, 2005, the Company was in compliance with all of the covenants contained in the credit agreement.

      The outstanding balance under the line of credit of $3,807,000 at December 31, 2005, is denominated in euros and bears interest at 3.37% until January 25, 2006, at which time the Company executed a new EURIBOR election notice for an additional interest period of 30 days at a rate of 3.64% for the remaining balance of the advance, as permitted under the terms of the credit agreement. In the event the credit facility is not renewed at maturity, it is expected that cash on hand, cash flow from operations, and the Company's borrowing capacity will be sufficient to satisfy the obligation. The Company funds euro-based debt service payments from euro-denominated cash flows. The Company intends to renew the credit facility prior to expiration.


(7)   PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

      The components of net periodic benefit cost for pension and retiree medical plans are as follows (000's):

                                           Pension          Other
                                           Benefits        Benefits
                                        --------------   -------------
                                              Three Months Ended
                                                 December 31,
                                        ------------------------------
                                         2005    2004    2005    2004
                                        ------  ------  ------  ------
Components of net periodic
 benefit cost:
  Service cost. . . . . . . . . . . . . $  368  $  250  $   28  $   25
  Interest cost . . . . . . . . . . . .    304     247      29      20
  Expected return on plan assets. . . .   (203)   (162)      -       -
  Amortization of transition (asset)
    obligation. . . . . . . . . . . . .     (2)     (2)      6       6
  Amortization of prior service cost. .     39      39       4       4
  Recognized net actuarial loss . . . .     43      30      12       3
                                        ------  ------  ------  ------
  Net periodic benefit cost . . . . . . $  549  $  402  $   79  $   58
                                        ======  ======  ======  ======

      Landauer expects to contribute $835,000 to its pension plan in fiscal 2006, the maximum amount permitted under U.S. tax law.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                             December 31, 2005



(8)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In October 2004, the American Jobs Creation Act (the "Act") was signed into law. The Act includes a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain qualifying cash dividends received from controlled foreign corporations. The Act also includes a deduction related to U.S. manufacturing income of 3% of eligible income in 2005 and 2006. These deductions are subject to certain limitations. In addition, the Financial Accounting Standards Board ("FASB") released FASB Staff Position No. FAS 109-1 (FSP 109-1), "Application of FASB Statement No. 109, 'Accounting for Income Taxes', for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004." This FSP clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with FASB Statement No. 109, "Accounting for Income Taxes" (FAS 109). In December 2004, the FASB released FSP 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", which provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act's impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying FASB Statement No. 109, "Accounting for Income Taxes" (FAS 109). The Company has determined that the standard and the Staff Positions do not have a material benefit or effect on the Company's results of operations and financial statements.


(9)   SUBSEQUENT EVENT

      In the second fiscal quarter of 2006, the Company has initiated programs to reorganize several departments and functions to eliminate redundant positions, require employees to meet established performance criteria, and significantly alter or eliminate some benefit programs. Additionally, cost reduction opportunities unrelated to staffing and benefits have been identified and specific programs to meet these lower expense targets are being executed. The implementation of these programs is expected to result in a pre-tax charge in the amount of approximately $600,000 to be recognized in the second fiscal quarter of 2006, primarily related to severance payments, extended employee benefits and related separation costs.

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

      Substantially all of the Company's revenues are realized from radiation monitoring services and other services incident to radiation dose measurement. The Company enters into agreements with customers to provide them with radiation monitoring services, generally for a twelve-month period; these agreements generally have a high degree of renewal. Relationships with customers are generally stable and recurring, and the Company provides customers with on-going services. As part of its services, the Company provides its customers with radiation detection badges that are produced and owned by the Company. The badges are worn for a period selected by the customers ("wear period"), generally one, two, or three months in duration. At the end of the wear period, the badges are returned to the Company for analysis. The Company analyzes the badges that have been worn and provides its customers with a report indicating radiation exposures. The Company recycles certain badge components for reuse, while also producing replacement badges on a continual basis. Additional reporting and other radiation measurement and management services ("ancillary services") are provided to customers at their option.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Landauer's balance sheet at December 31, 2005 remains strong with consolidated cash and equivalents at $13,129,000. Landauer's cash provided from operating activities for the three-month periods ended December 31, 2005 and 2004 amounted to $7,107,000 and $6,392,000, respectively. The increase in cash was primarily attributable to the timing of tax payments, where a U.S. tax payment was not required during the fiscal quarter just ended, and the proceeds of stock option exercises. Investing activities included acquisitions of property, plant and equipment in the amount of $1,122,000 and $895,000, respectively for the three months December 31, 2005 and 2004. The Company's financing activities were comprised of credit facility payments and payments of cash dividends to shareholders and minority partners, offset partially by proceeds from the exercise of stock options.

      The Company has long-term liabilities in the amount of $7,983,000 and $7,300,000 at December 31, 2005 and September 30, 2005, respectively, and its requirement for cash flows to support investing activities is generally limited. Capital expenditures for the balance of fiscal 2006 are expected to be approximately $6,300,000, principally for the acquisition of equipment to support the Company's InLight service line, introduction of new products, and the development of supporting software systems and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

      As described in Note 6 to the financial statements, the Company maintains a credit facility, which expires in March 2006. The credit facility permits borrowing up to a maximum of $15,000,000. In April 2004, the Company borrowed $7,724,000 to acquire the remaining 49% minority interest in LCIE-Landauer, Ltd. At December 31, 2005 and September 30, 2005, outstanding borrowings under the credit agreement were $3,807,000 and $4,048,000, respectively. The borrowings are classified as current liabilities and are denominated in euros, which is the functional currency of LCIE-Landauer, Ltd. In the event the credit facility is not renewed at maturity, it is expected that cash on hand, cash flow from operations, and the Company's borrowing capacity will be sufficient to satisfy the obligation. In the opinion of management, cash flows from operations and the Company's borrowing capacity under its line of credit are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program. From time to time, the Company may have the opportunity to make investments for acquisitions or other purposes, and borrowings can be made under the credit facility to fund such investments. The Company intends to renew the credit facility prior to expiration.

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments, reflected on the balance sheet as "Deferred Contract Revenue", amounted to $13,426,000 and $12,702,000, respectively, as of December 31, 2005 and
September 30, 2005. Such amounts generally do not represent a cash requirement.

      All customers are invoiced in accordance with the Company's standard terms, with payment due thirty days from date of invoice. Net accounts receivable at December 31, 2005 were $17,994,000 compared with $17,987,000 at September 30, 2005. Considering the Company's invoicing practices and that a significant portion of the Company's revenues are subject to health care industry reimbursement cycles, the average days of sales outstanding for the Company have ranged from 43 to 78 days over the course of fiscal 2005 and fiscal 2006 year to date.

      The Company offers radiation monitoring services in the United Kingdom, Canada, Japan, Brazil, China, and France. The Company's operations in these markets generally do not depend on significant capital resources.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2005
-------------------------------------------------------------

      Revenues for the first quarter of fiscal 2006 were $18,647,000, a 1.8% increase compared to revenues of $18,325,000 for the same quarter in fiscal 2005. Although revenues for the quarter were in line with expectations, aggregate revenue growth was impacted by the non-recurrence of a significant sale of InLight equipment in France that occurred only in the first quarter of last fiscal year. The introduction of InLight equipment sales has resulted in some variability in comparing quarterly revenues. Revenue growth was also impacted by the relative strength of the dollar in the first quarter of fiscal 2006 as compared with the same period a year ago, particularly in Europe. Since the first quarter of fiscal 2005, the British Pound and the Euro have weakened against the dollar by 8% and 10%, respectively. Domestic radiation measurement revenues and ancillary service fees were approximately $400,000 higher than in the first quarter of fiscal 2005 and resulted from increased pricing and moderately higher unit volume. International revenues were approximately $200,000 lower than for the first quarter of fiscal 2005 reflecting the InLight and foreign currency translation factors noted above. Domestic sales of InLight products and services for the first quarter of fiscal 2006 were approximately $100,000 higher than a year ago.

      Gross margins were 60.1% of revenues for the first quarter of fiscal 2006, lower than the 61.3% reported for the same period in fiscal 2005. Cost of revenues and operating expenses for the first quarter of fiscal 2006 were approximately $975,000 higher than for the same period in fiscal 2005. Factors primarily contributing to higher costs and expenses include increased spending for professional fees primarily associated with Sarbanes-Oxley compliance activities, $253,000; higher depreciation and amortization expense, $263,000; increased employee benefits costs for pension and health care, $133,000; international travel expenses, $70,000; postage, $73,000; and outside research, $75,000. Resulting operating income for the quarter ended December 31, 2005 was $6,060,000, a decrease of 9.8% compared with $6,720,000 reported in the same quarter a year ago.

      Net other income for the quarter was $104,000 higher than a year ago, reflecting higher net interest income augmented by a moderate income increase from Nagase-Landauer, our joint venture in Japan. The effective income tax rate for the first quarter of fiscal 2006 was higher at 37.5% than the prior year at 36.8%. Resulting net income for the quarter ended December 31, 2005 amounted to $4,007,000, or $0.44 per diluted share, compared with $4,430,000, or $0.49 per diluted share, for the same quarter in fiscal 2005.

OUTLOOK FOR BALANCE OF FISCAL 2006
----------------------------------

      A review of Landauer's business plan for fiscal 2006 suggests that aggregate revenue growth for the year is anticipated to be in the range of 5 - 5.5% with revenues from the Company's traditional domestic and international radiation monitoring business expected to grow at a slightly lower rate. Sales for the InLight product line are expected to comprise the balance of revenue growth. Both domestic and international revenue growth are expected to result from a mix of higher pricing, moderate unit growth and increased sales of ancillary services. Costs and operating expenses for fiscal 2006 are expected to grow at an aggregate rate of 5 - 6%, excluding the effect of reorganization. Net other income in fiscal 2006 is anticipated to be moderately higher than the year just ended and minority interest should be somewhat higher than fiscal 2005 levels. The effective income tax rate for fiscal 2006 is expected to be comparable to 2005 at approximately 37.5 - 38%. Resulting net income for 2006 is anticipated to be higher by 12 - 14% compared with last fiscal year and reflects that 2005 results were negatively impacted by a pre-tax charge in the amount of $2.3 million and that 2006 results are expected to be reduced by a pre-tax charge of approximately $600,000. Exclusive of the reorganization charges in both years, fiscal 2006 net income is expected to be higher by 6 - 8% compared with fiscal 2005.

FORWARD LOOKING STATEMENTS
--------------------------

      Certain of the statements made herein are forward-looking statements, including, without limitation, the information contained under the heading "Outlook for Balance of Fiscal 2006" and statements concerning the development and introduction of new technologies, the adaptability of OSL to new platforms and new formats (such as InLight), the usefulness of older technologies, the cost associated with the Company's business development and research efforts, the valuation of the Company's long-lived assets or business units relative to future cash flows, the anticipated results of the operations of the Company and its subsidiaries or ventures, the Company's business plans, reorganization plans and anticipated cost and expense savings, foreign exchange risks, government regulations, changes in pricing of products and services, changes in postal and delivery practices, the Company's market position, anticipated revenue and cost growth, the risks of conducting business internationally, other anticipated financial events, the effects of changing economic and competitive conditions, government regulations, accreditation requirements, assumptions used for management's estimates, and pending accounting announcements. Such assumptions may not materialize to the extent assumed and such risks and uncertainties may cause actual results to differ from anticipated results. Such risks and uncertainties may also result in changes to the Company's business plan and prospects and could create the need, from time to time, to write down the value of the assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth in Item 1A "Risk Factors" and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and information contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2005 and other reports filed by the Company, from time to time, with the SEC.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

      In October 2004, the American Jobs Creation Act (the "Act") was signed into law. The Act includes a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain qualifying cash dividends received from controlled foreign corporations. The Act also includes a deduction related to U.S. manufacturing income of 3% of eligible income in 2005 and 2006. These deductions are subject to certain limitations. In addition, the Financial Accounting Standards Board ("FASB") released FASB Staff Position No. FAS 109-1 (FSP 109-1), "Application of FASB Statement No. 109, 'Accounting for Income Taxes', for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004." This FSP clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with FASB Statement No. 109, "Accounting for Income Taxes" (FAS 109). In December 2004, the FASB released FSP 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", which provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act's impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying FASB Statement No. 109, "Accounting for Income Taxes" (FAS 109). The Company has determined that the standard and the Staff Positions do not have a material benefit or effect on the Company's results of operations and financial statements.

CRITICAL ACCOUNTING POLICIES
----------------------------

      The accounting policies followed by the Company are set forth in
Item 7 of the 2005 Landauer Annual Report on Form 10-K. The Company believes that at December 31, 2005, there has been no material change to this information, except as follows:

      The Company adopted SFAS 123R, "Share-Based Payment", in the first quarter of fiscal 2006, using the modified-prospective application method and the Black-Scholes option pricing model to determine the fair value for stock options issued prior to September 30, 2005. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment.

While the Company believes that its estimates are based on outcomes that are reasonably likely to occur, if actual results significantly differ from those estimated or if future changes are made to the Company's assumptions, the amount of recognized compensation expense could change significantly. For additional information refer to footnote 5.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk, including changes in foreign currency exchange rates and interest rates. These risks are set forth in
Item 7A of the 2005 Landauer Annual Report on Form 10-K. There has been no material change in the information provided from the end of the preceding fiscal year through December 31, 2005.


ITEM 4.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
----------------------------------

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") (the Company's principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures as of December 31, 2005 were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------

      There have been no changes in the Company's internal control over financial reporting that occurred during the period ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of December 31, 2005, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.


ITEM 1A.  RISK FACTORS

      Information regarding risk factors are set forth in Item 1A of the 2005 Landauer Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in the Company's fiscal 2005 Form 10-K.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 6.     EXHIBITS

            Exhibit 31.1 Certification of William E. Saxelby, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 31.2 Certification of James M. O'Connell, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.1 Certification of William E. Saxelby, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.2 Certification of James M. O'Connell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LANDAUER, INC.
Date:  February 7, 2006

                                         /s/ James M. O'Connell
                                         ------------------------------
                                         James M. O'Connell
                                         Vice President and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)