Form 10-Q
period 2006-03-31
LANDAUER INC
filed 2006-05-08
CIK 825410

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

      / X /   QUARTERLY REPORT pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


              For the quarterly period ended MARCH 31, 2006 or


      /   /   TRANSITION REPORT pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


              For the transition period from _______ to _______


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at April 25, 2006
    ----------------------------               -----------------------------

    Common stock, $.10 par value                         9,077,606

PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

                       LANDAUER, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (Unaudited)
                        (000's, except share amounts)



                                            March 31,      September 30,
                                              2006             2005
                                           ------------    -------------
ASSETS
------

Current assets:
  Cash and cash equivalents. . . . . .       $   10,381      $     9,598
  Receivables, net of allowances of
    $548 and $408, respectively. . . .           18,921           17,987
  Inventories. . . . . . . . . . . . .            2,799            2,634
  Prepaid expenses and other
    current assets . . . . . . . . . .            3,179            2,703
  Prepaid income taxes . . . . . . . .            1,388            1,153
  Deferred income taxes. . . . . . . .            1,568            1,514
                                             ----------       ----------
        Current assets . . . . . . . .           38,236           35,589

Property, plant and equipment,
  at cost. . . . . . . . . . . . . . .           45,257           43,401
    Less: Accumulated depreciation
      and amortization . . . . . . . .           27,874           25,494
                                             ----------       ----------
Net property, plant and
  equipment. . . . . . . . . . . . . .           17,383           17,907

Equity in joint venture. . . . . . . .            3,583            4,467
Goodwill . . . . . . . . . . . . . . .           13,275           13,261
Other intangible assets, net of
  amortization . . . . . . . . . . . .            6,660            6,926
Dosimetry devices, net of
  amortization of $7,125 and
  $5,911, respectively . . . . . . . .            6,875            6,537
Other assets . . . . . . . . . . . . .              818            1,172
                                             ----------       ----------
                                             $   86,830       $   85,859
                                             ==========       ==========





















 The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
              Consolidated Balance Sheets (Unaudited) (Cont'd.)
                        (000's, except share amounts)



                                            March 31,      September 30,
                                              2006             2005
                                           ------------    -------------

LIABILITIES AND
SHAREHOLDERS' INVESTMENT
------------------------

Current liabilities:
  Accounts payable . . . . . . . . . .       $    1,941       $    1,595
  Notes payable. . . . . . . . . . . .            3,552            4,048
  Dividends payable. . . . . . . . . .            4,067            3,815
  Deferred contract revenue. . . . . .           13,073           12,702
  Accrued compensation and
    related costs. . . . . . . . . . .            1,779            2,329
  Accrued pension costs. . . . . . . .              863              864
  Accrued taxes on income. . . . . . .               50              444
  Other accrued expenses . . . . . . .            4,171            4,036
                                             ----------       ----------
        Current liabilities. . . . . .           29,496           29,833

Non-current liabilities:
  Pension and postretirement
    obligations. . . . . . . . . . . .            7,353            7,062
  Deferred income taxes. . . . . . . .              190              238
                                             ----------       ----------
        Non-current liabilities. . . .            7,543            7,300

  Minority interest in subsidiary. . .              113              128

Shareholders' investment:
  Preferred stock, $.10 par
    value per share -
    Authorized - 1,000,000 shares;
    Outstanding - None . . . . . . . .               --               --
  Common stock, $.10 par value
    per share -
    Authorized - 20,000,000 shares;
    Outstanding - 9,049,814 shares
      at 03/31/06 and 9,029,793
      shares at 09/30/05 . . . . . . .              905              903

  Premium paid in on common stock. . .           17,348           17,147

  Accumulated other comprehensive
    loss . . . . . . . . . . . . . . .             (621)            (375)

  Retained earnings. . . . . . . . . .           32,046           30,923
                                             ----------       ----------
        Shareholders' investment . . .           49,678           48,598
                                             ----------       ----------
                                             $   86,830       $   85,859
                                             ==========       ==========









 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
                Consolidated Statements of Income (Unaudited)
                      (000's, except per share amounts)



                              Three Months Ended       Six Months Ended
                            ----------------------  ----------------------
                             March 31,   March 31,   March 31,   March 31,
                               2006        2005        2006        2005
                            ----------  ----------  ----------  ----------

Revenues, net of sales
  allowances . . . . . . .  $   20,621  $   19,706  $   39,268  $   38,031

Costs and expenses:
  Cost of sales. . . . . .       7,486       7,262      14,919      14,356
  Selling, general and
    administrative . . . .       4,501       4,540       9,655       9,051
  Reorganization charge. .         600          --         600          --
                            ----------  ----------  ----------  ----------
                                12,587      11,802      25,174      23,407
                            ----------  ----------  ----------  ----------
Operating income . . . . .       8,034       7,904      14,094      14,624

Equity in income of
  joint venture. . . . . .         360         325         726         682
Other income (expense),
  net. . . . . . . . . . .         100           7         150         (38)
                            ----------  ----------  ----------  ----------

Income before taxes. . . .       8,494       8,236      14,970      15,268

Income taxes . . . . . . .       3,203       3,072       5,633       5,658
                            ----------  ----------  ----------  ----------

Income before
  minority interest. . . .       5,291       5,164       9,337       9,610
Minority interest. . . . .          43          21          82          37
                            ----------  ----------  ----------  ----------

Net income . . . . . . . .  $    5,248  $    5,143  $    9,255  $    9,573
                            ==========  ==========  ==========  ==========

Net income per share:
  Basic. . . . . . . . . .  $     0.58  $     0.57  $     1.03  $     1.07
                            ==========  ==========  ==========  ==========
  Based on average
    shares outstanding . .       9,021       8,956       9,016       8,952
                            ==========  ==========  ==========  ==========

  Diluted. . . . . . . . .  $     0.58  $     0.57  $     1.02  $     1.06
                            ==========  ==========  ==========  ==========
  Based on average
    shares outstanding . .       9,098       9,025       9,094       9,022
                            ==========  ==========  ==========  ==========












 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Unaudited)
                      (000's, except per share amounts)



                                                       Six Months Ended
                                                    ----------------------
                                                     March 31,   March 31,
                                                       2006        2005
                                                    ----------  ----------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . .  $    9,255  $    9,573

Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation . . . . . . . . . . . . . . . . .       3,765       3,102
    Amortization . . . . . . . . . . . . . . . . .         323         319
    Equity in net income of foreign
      affiliate. . . . . . . . . . . . . . . . . .        (726)       (682)
    Non-cash equity award compensation . . . . . .         338          --
    Income tax benefit from the exercise
      of stock options . . . . . . . . . . . . . .           1         166
    Excess income tax benefit from the
      exercise of stock options. . . . . . . . . .          (9)         --
    Loss on sale and disposition of assets . . . .           7          --
    Increase in accounts receivable, net . . . . .        (903)     (2,853)
    Increase in other current assets . . . . . . .        (717)       (949)
    Increase in dosimetry devices at cost. . . . .      (1,570)     (2,007)
    Increase in other long-term assets . . . . . .        (284)       (235)
    Decrease in accounts payable and
      other current liabilities. . . . . . . . . .        (501)       (191)
    Increase (decrease) in deferred contract
      revenue. . . . . . . . . . . . . . . . . . .         348         (33)
    Increase in long-term liabilities. . . . . . .          72         941
    Increase in minority interest. . . . . . . . .          82          46
                                                    ----------  ----------
    Net cash provided by operating activities. . .       9,481       7,197

Cash flows used by investing activities:
    Acquisition of property, plant
      and equipment. . . . . . . . . . . . . . . .      (2,006)     (1,830)
                                                    ----------  ----------
    Net cash used by investing activities. . . . .      (2,006)     (1,830)

Cash flows used by financing activities:
    Payments on revolving credit facilities. . . .        (520)       (564)
    Dividends paid to minority interest. . . . . .        (102)        (85)
    Dividends paid to stockholders . . . . . . . .      (7,881)     (7,381)
    Proceeds from the exercise of
      stock options. . . . . . . . . . . . . . . .       1,798         200
    Excess income tax benefit from the
      exercise of stock options. . . . . . . . . .           9          --
                                                    ----------  ----------
    Net cash used by financing activities. . . . .      (6,696)     (7,830)

    Effects of foreign currency translation. . . .           4         211
                                                    ----------  ----------
    Net increase (decrease) in cash and
      cash equivalents . . . . . . . . . . . . . .         783      (2,252)

    Opening balance - cash and cash equivalents. .       9,598       8,595
                                                    ----------  ----------
    Ending balance - cash and cash equivalents . .  $   10,381  $    6,343
                                                    ==========  ==========



 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (Unaudited)
                               March 31, 2006



(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or "the Company") as of March 31, 2006 and September 30, 2005, and the consolidated results of operations and cash flows for the three and six-month periods ended March 31, 2006 and 2005. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows.

      Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on previously reported net income or financial position.

      The results of operations for the three and six-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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


(2)   CASH DIVIDENDS

      On March 3, 2006, the Company declared a regular quarterly cash dividend in the amount of $0.45 per share payable on April 7, 2006, to shareholders of record on March 17, 2006. On November 28, 2005, the Company declared a regular quarterly cash dividend in the amount of $0.45 per share payable on January 6, 2006, to shareholders of record on December 16, 2005. Regular quarterly cash dividends of $0.425 per share, or $1.70 annually, were declared during fiscal 2005.

(3)   COMPREHENSIVE INCOME

      The components of accumulated other comprehensive loss included in the accompanying unaudited consolidated balance sheet at March 31, 2006 consist of net minimum pension liability adjustments and cumulative translation adjustments. The following table sets forth the Company's comprehensive income and its components for the three and six-month periods ended March 31, 2006 and 2005 (000's):

                              Three Months Ended       Six Months Ended
                                    March 31,               March 31,
                             ---------------------   ---------------------
                               2006        2005        2006        2005
                             ---------   ---------   ---------   ---------

Net income . . . . . . . .   $   5,248   $   5,143   $   9,255   $   9,573

Other comprehensive
 income (loss):. . . . . .
    Foreign currency
      translation
      adjustments. . . . .          77         636       (246)         120
                             ---------   ---------   ---------   ---------
Comprehensive income . . .   $   5,325   $   5,779   $   9,009   $   9,693
                             =========   =========   =========   =========


(4)   EARNINGS PER SHARE

      Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock that would have been outstanding assuming dilution from share-based awards during each period.

      The following table presents the weighted average number of shares of common stock for the three and six-month periods ended March 31, 2006 and 2005 (000's):

                              Three Months Ended       Six Months Ended
                                    March 31,               March 31,
                             ---------------------   ---------------------
                               2006        2005        2006        2005
                             ---------   ---------   ---------   ---------
Weighted average number
  of shares of common
  stock outstanding. . . .       9,021       8,956       9,016       8,952
Dilutive equity awards . .          77          69          78          70
                             ---------   ---------   ---------   ---------

Weighted average number
  of shares of common
  stock assuming dilution.       9,098       9,025       9,094       9,022
                             =========   =========   =========   =========


(5)   SHARE-BASED COMPENSATION

      The Company maintains three share-based compensation plans for key employees and/or non-employee directors: (i) the Landauer, Inc. 1996 Equity Plan, as amended and restated through November 8, 2001 (the "1996 Equity Plan"); (ii) the Landauer, Inc. 1997 Non-Employee Director's Stock Option Plan, as amended and restated through November 8, 2001 (the "1997 Director's Plan"); and (iii) the Landauer, Inc. 2005 Long-Term Incentive Plan (the "2005 LTI Plan"). As of February 3, 2005, the 2005 LTI Plan replaced the 1996 Equity Plan and the 1997 Director's Plan. As of
March 31, 2006, the following types of share-based awards were outstanding under these plans: stock options, restricted stock awards, and performance share awards.

      Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment", which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements, based on their fair values and over the requisite service periods. The Company elected to utilize the modified-prospective application method as permitted by SFAS 123R and the Black-Scholes option pricing model to determine the fair value for stock options issued prior to September 30, 2005. Under this method, share-based compensation expense includes: (a) compensation expense for all share-based compensation awards granted prior to, but not yet vested as of September 30, 2005, using the grant-date fair value estimated in accordance with the original provisions of SFAS 123, "Accounting for Stock-Based Compensation"; and (b) compensation expense for all share-based compensation awards granted subsequent to September 30, 2005, using the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

      The Company recorded $338,000 of non-cash compensation expense thus far in fiscal 2006, including $203,000 recorded in the second fiscal quarter. This expense has been included in general and administrative expenses. The total income tax benefit recognized related to share-based compensation for the six months ended March 31, 2006 was $113,000, including $76,000 recorded for the three months ended March 31, 2006. As of March 31, 2006, total unrecognized compensation costs related to non-vested awards was approximately $895,000, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 1.3 years.

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

      In February 2005, the Company adopted the 2005 LTI Plan, following shareholder approval, and reserved 500,000 shares of its common stock for grant under the plan. Eligible participants include key employees and officers of the Company and non-employee directors. This plan provides for the grant of stock options (incentive or non-qualified), stock shares (restricted, restricted stock units, performance shares and performance share units), performance units, and stock appreciation rights, either separately or in relation to options granted. Options granted during fiscal 2005 under this plan vested immediately and sales of shares realized through exercise of such options were prohibited for three years from the date of grant. The term of all options granted under this plan is for a period of ten years.

      The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model. No grants of stock options were awarded in the second quarters of fiscal 2006 or 2005.

      A summary of stock option activity during the three months ended March 31, 2006 is presented below:

                                                Weighted-
                                                 Average
                                   Weighted-    Remaining      Aggregate
                                   Average     Contractual     Intrinsic
                         Shares    Exercise       Term           Value
                         (000s)      Price       (years)        (000s)
                         ------    ---------  -------------   ----------

Outstanding at
  December 31, 2005. . .    533     $ 40.88
Exercised. . . . . . . .     (6)      48.03
Forfeited or expired . .     (1)      34.50
                          -----     -------
Outstanding at
  March 31, 2006 . . . .    526     $ 40.99       7.6           $ 4,858
                          =====     =======

Exercisable at
  March 31, 2006 . . . .    506     $ 41.24       6.7           $ 4,543
                          =====     =======

      A summary of the status of the Company's nonvested stock options as of March 31, 2006, and changes during the quarter then ended, is as follows:

                                                           Weighted-
                                                            Average
                                              Shares      Grant Date
                                              (000s)      Fair Value
                                              ------      ----------

Nonvested at December 31, 2005 . . . . . .        29        $ 6.35
Vested . . . . . . . . . . . . . . . . . .        (8)         6.21
Forfeited. . . . . . . . . . . . . . . . .        (1)         6.20
                                              ------        ------
Nonvested at March 31, 2006. . . . . . . .        20        $ 6.40
                                              ======        ======

RESTRICTED STOCK AWARDS

      Under the 2005 LTI Plan, the Company awarded 8,225 restricted shares during fiscal 2005 and 6,000 restricted shares during the quarter ended March 31, 2006. The restricted shares vest over a period of three years, with the exception of 1,100 of the shares vesting over a period of five years. The weighted average fair value of the stock awarded in fiscal 2005 on the grant date was $47.57. The weighted average fair value of the stock awarded during the quarter ended March 31, 2006 was $46.07. There was no additional activity related to restricted stock during the quarter ended March 31, 2006.

PERFORMANCE SHARE AWARDS

      Pursuant to the terms of his employment agreement with the Company, as amended in February 2006, and the terms of the 2005 LTI Plan, the President and Chief Executive Officer will participate in a performance share award in the amount of 3,500 shares beginning with the 2006 fiscal year. Five other executives were also awarded 5,100 performance shares in February 2006 under the 2005 LTI Plan. Vesting of these awards and the issuance of additional shares related to these awards are subject to financial performance criteria for fiscal 2006 measured in terms of actual net income compared with planned net income. The Company has expensed $141,000 in the first half of fiscal 2006 related to the obligation to issue the performance share awards. The fair value of the awards of $46.53 was based on the average price of the Company's stock on the date of grant and is amortized to expense over its vesting period, assuming that achievement of performance goals is deemed probable.

PRIOR YEAR PRO FORMA EXPENSE

      Prior to the start of fiscal 2006, the Company accounted for its share-based award plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under APB Opinion No. 25, no compensation cost is recognized except for performance-based grants. The following table illustrates the effect on net income and earnings per share as if the fair value based method provided by SFAS No. 123, "Accounting for Stock-Based Compensation", had been applied for all outstanding and unvested awards for periods prior to the adoption of SFAS No. 123R (000's, except per share data):

                                                Three Months  Six Months
                                                   Ended        Ended
                                                  March 31,    March 31,
                                                    2005         2005
                                                ------------  ----------

Net income, as reported. . . . . . . . . . . . .    $  5,143    $  9,573
Deduct: Total share-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects. . . . . . . . . . . . . . . . . .          56       1,348
                                                    --------    --------
Pro forma net income . . . . . . . . . . . . . .    $  5,087    $  8,225
                                                    ========    ========

Earnings per share:
  Basic - as reported. . . . . . . . . . . . . .    $   0.57    $   1.07
                                                    ========    ========
  Basic - pro forma. . . . . . . . . . . . . . .    $   0.57    $   0.92
                                                    ========    ========

  Diluted - as reported. . . . . . . . . . . . .    $   0.57    $   1.06
                                                    ========    ========
  Diluted - pro forma. . . . . . . . . . . . . .    $   0.56    $   0.91
                                                    ========    ========

      There were no awards granted during the three months ended March 31, 2005.


(6)   NOTES PAYABLE

      In April 2004, the Company negotiated a $25 million line of credit provided by LaSalle Bank, N.A. and borrowed $7,724,000 (euro denominated) under this facility as part of funding the acquisition of the remaining 49% minority interest in LCIE-Landauer, Ltd. The credit facility provides funds that are to be used for working capital and other general corporate purposes. The credit agreement is annually renewable upon agreement of the parties and provides the Company with the option of electing to borrow funds denominated in U.S. dollars or Euros that bear interest rates based on the federal funds rate, prime rate, EURIBOR or LIBOR. It also contains certain covenants, including a covenant for minimum tangible net worth.
The credit agreement was amended, effective March 25, 2005, to extend the maturity date to March 25, 2006 and reduce the aggregate loan commitment under the credit facility to $15 million, with an option for the Company to increase to $25 million. A second amendment was made effective March 25, 2006, to extend the maturity date to March 25, 2007 and increase the minimum tangible net worth covenant to $22.4 million. The remaining terms of the amended credit facility are consistent with the original credit facility. As of March 31, 2006, the Company was in compliance with all of the covenants contained in the credit agreement.

      The outstanding balance under the line of credit of $3,552,000 at March 31, 2006, is denominated in euros and bears interest at 3.94% until June 26, 2006, at which time the Company may execute a new EURIBOR election notice for an additional interest period of 30 days, as permitted under the terms of the credit agreement. In the event the credit facility is not renewed at maturity, it is expected that cash on hand, cash flow from operations, and the Company's borrowing capacity will be sufficient to satisfy the obligation. The Company funds euro-based debt service payments from euro-denominated cash flows. The Company intends to renew the credit facility prior to expiration in March 2007.


(7)   PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

      The components of net periodic benefit cost for pension and retiree medical plans are as follows (000's):

                                Pension Benefits        Other Benefits
                              --------------------    --------------------
                                       Three Months Ended March 31,
                               -------------------------------------------
                                2006        2005        2006        2005
                              --------    --------    --------    --------
Components of net
 periodic benefit cost:
  Service cost . . . . . .    $    293    $    268    $     (3)   $     26
  Interest cost. . . . . .         283         300          18          34
  Expected return on
    plan assets. . . . . .        (190)       (200)         --          --
  Amortization of
    transition (asset)
    obligation . . . . . .          (2)         (1)         (2)          5
  Amortization of prior
    service cost . . . . .          39          97         (38)          5
  Recognized net
    actuarial loss . . . .          23          21          32          20
                              --------    --------    --------    --------
  Net periodic
    benefit cost . . . . .    $    446    $    485    $      7    $     90
                              ========    ========    ========    ========


                                Pension Benefits        Other Benefits
                              --------------------    --------------------
                                        Six Months Ended March 31,
                               -------------------------------------------
                                2006        2005        2006        2005
                              --------    --------    --------    --------

Components of net
 periodic benefit cost:. .
  Service cost . . . . . .    $    661    $    518    $     25    $     51
  Interest cost. . . . . .         587         547          47          54
  Expected return on
    plan assets. . . . . .        (393)       (362)         --          --
  Amortization of
    transition (asset)
    obligation . . . . . .          (4)         (3)          4          11
  Amortization of prior
    service cost . . . . .          78         136         (34)          9
  Recognized net
    actuarial loss . . . .          66          51          44          23
                              --------    --------    --------    --------
  Net periodic
    benefit cost . . . . .    $    995    $    887    $     86    $    148
                              ========    ========    ========    ========

      Landauer contributed $804,000 to its pension plan in the quarter ended March 31, 2006, the maximum amount permitted under U.S. tax law. At the beginning of fiscal 2006, the Company had expected to contribute $835,000 in fiscal 2006.


(8)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No.
140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. SFAS No. 155 will have no impact on the Company's financial position or results of operations.

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for the first fiscal year beginning after September 15, 2006. SFAS No. 156 will have no impact on the Company's financial position or results of operations.


(9)   PROFIT IMPROVEMENT PLAN

      In the second fiscal quarter of 2006, the Company initiated programs to improve efficiencies, reorganize several departments and functions to eliminate redundant positions, require employees to meet established performance criteria, and significantly alter some benefit programs. The implementation of these programs resulted in a pre-tax charge, reported on the income statement as a reorganization charge, in the amount of approximately $600,000 in the second fiscal quarter of 2006, primarily related to severance payments, extended employee benefits and related separation costs.

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

      Substantially all of the Company's revenues are realized from radiation monitoring services and other services incident to radiation dose measurement. The Company enters into agreements with customers to provide them with radiation monitoring services, generally for a twelve-month period; these agreements generally have a high degree of renewal. Relationships with customers are generally stable and recurring, and the Company provides customers with on-going services. As part of its services, the Company provides its customers with radiation detection badges that are produced and owned by the Company. The badges are worn for a period selected by the customers ("the wear period"), generally one, two, or three months in duration. At the end of the wear period, the badges are returned to the Company for analysis. The Company analyzes the badges that have been worn and provides its customers with a report indicating radiation exposures. The Company recycles certain badge components for reuse, while also producing replacement badges on a continual basis. Additional reporting and other radiation measurement and management services ("ancillary services") are provided to customers at their option.

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

LIQUIDITY AND CAPITAL RESOURCES

      Landauer's balance sheet at March 31, 2006 remains strong with consolidated cash and equivalents at $10,381,000. Landauer's cash provided from operating activities for the six months ended March 31, 2006 and 2005 amounted to $9,481,000 and $7,197,000, respectively. The increase in cash was primarily attributable to improved collection of accounts receivable and higher depreciation expense. Investing activities included acquisitions of property, plant and equipment in the amount of $2,006,000 and $1,830,000, respectively for the six months ended March 31, 2006 and 2005. The Company's financing activities were comprised of credit facility payments and payments of cash dividends to shareholders and minority partners, offset partially by proceeds from the exercise of stock options.

      The Company has long-term liabilities in the amount of $7,543,000 and $7,300,000 at March 31, 2006 and September 30, 2005, respectively, and its requirement for cash flows to support investing activities is generally limited. Capital expenditures for the balance of fiscal 2006 are expected to be approximately $3,000,000, principally for the acquisition of equipment to support the Company's InLight service line, introduction of new products, and the development of supporting software systems and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

      As described in Note 6 to the financial statements, the Company maintains a credit facility, which expires in March 2007. The credit facility permits borrowing up to a maximum of $15,000,000. In April 2004, the Company borrowed $7,724,000 to acquire the remaining 49% minority interest in LCIE-Landauer, Ltd. At March 31, 2006 and September 30, 2005, outstanding borrowings under the credit agreement were $3,552,000 and $4,048,000, respectively. The borrowings are classified as current liabilities and are denominated in euros, which is the functional currency of LCIE-Landauer, Ltd. In the event the credit facility is not renewed at maturity, it is expected that cash on hand, cash flow from operations, and the Company's borrowing capacity will be sufficient to satisfy the obligation. In the opinion of management, cash flows from operations and the Company's borrowing capacity under its line of credit are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program. From time to time, the Company may have the opportunity to make investments for acquisitions or other purposes, and borrowings can be made under the credit facility to fund such investments. The Company intends to renew the credit facility prior to expiration.

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments, reflected on the balance sheet as "Deferred Contract Revenue", amounted to $13,073,000 and $12,702,000, respectively, as of March 31, 2006 and
September 30, 2005. Such amounts generally do not represent a cash requirement.

      All customers are invoiced in accordance with the Company's standard terms, with payment due thirty days from date of invoice. Net accounts receivable at March 31, 2006 were $18,921,000 compared with $17,987,000 at September 30, 2005. Considering the Company's invoicing practices and that a significant portion of the Company's revenues are subject to health care industry reimbursement cycles, the average days of sales outstanding for the Company have ranged from 43 to 78 days over the course of fiscal 2005 and 2006 year to date.

      The Company offers radiation monitoring services in the United Kingdom, Canada, Japan, Brazil, China, and France. The Company's operations in these markets generally do not depend on significant capital resources.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006

      Revenues for the second quarter of fiscal 2006 were $20,621,000, a 4.6% increase compared to revenues of $19,706,000 for the same quarter in fiscal 2005. Domestic radiation monitoring activities represented approximately $500,000 of revenue growth for the quarter and was largely due to higher pricing and modest unit gains, primarily to medical and nuclear power customers. Ancillary revenues, which are regularly higher in the Company's second quarter of each year as customers purchase reports summarizing prior year exposures, were moderately higher than fiscal 2005. International radiation monitoring revenue growth of more than $450,000 resulted from increased business activity in Europe, Asia and Brazil, offset by a stronger U.S. dollar. Sales of InLight products were moderately lower than a year ago.

      Gross margins were 63.7% of revenues for the second quarter of fiscal 2006 compared to 63.1% reported for the same period in fiscal 2005. Aggregate costs and expenses for the quarter ended March 31, 2006, were 6.7% higher than a year ago, primarily due to a reorganization charge of approximately $600,000 for severance and employee related costs associated with the implementation of a profit improvement plan announced at the end of the first quarter, as well as higher direct materials and depreciation expense, offset by lower direct labor costs. Resulting operating income for the second quarter of fiscal 2006 was $8,034,000 compared with $7,904,000 for the same period a year ago. Excluding the $600,000 charge, operating income for the current quarter increased by $730,000, or more than 9%, compared with a year ago.

      Net other income for the quarter was $128,000 higher than a year ago, reflecting higher net interest income augmented by a moderate income increase from Nagase-Landauer, Ltd. the Company's joint venture in Japan. The effective income tax rate for the second quarter of fiscal 2006 was 37.7% and comparable to the prior year at 37.3%. Resulting net income for the quarter ended March 31, 2006 amounted to $5,248,000, or $0.58 per diluted share, compared with $5,143,000, or $0.57 per diluted share, for the same quarter in fiscal 2005.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2006

      Revenues for the first six months of the fiscal year were $39,268,000, or 3.3% higher than $38,031,000 reported for the same period in fiscal 2005. Domestic revenue growth, representing more than $900,000 of the increase, resulted from improved pricing and modestly higher volume for radiation measurement and ancillary services, primarily from traditional customers, as well as from nuclear power and emergency response customers. International radiation monitoring revenues were approximately $650,000 higher, as a result of higher pricing and increased international business activity, offset by a stronger U.S. dollar. Sales of InLight products thus far in fiscal 2006 were $300,000 lower than a year ago due to a large institutional sale in France during the first half of 2005.

      Gross margins for the first half of fiscal 2006 were 62.0% of revenues, compared with 62.3% reported for the same period in fiscal 2005. Aggregate costs and expenses for the first half of fiscal 2006 were more than $1,750,000 higher than a year ago. In addition to the reorganization charge of $600,000 related to the Company's profit improvement plan, higher expenses included depreciation and amortization, employee benefits costs, professional fees, research and postage. Resulting operating income for the first half of fiscal 2006 was $14,094,000 compared with $14,624,000 a year ago. Excluding the reorganization charge of $600,000, operating income for the first half of fiscal 2006 would have been slightly higher than for the same period in fiscal 2005.

      Year to date net other income was higher than a year ago primarily as a result of higher net investment income. Income tax expense for the first half of fiscal 2006 was comparable to a year ago. The effective tax rate for the current year of 37.6% compares with 37.1% for the first half of fiscal 2005. Resulting net income for the six months ended March 31, 2006 was $9,255,000, or $1.02 per diluted share, compared with $9,573,000, or $1.06 per diluted share, for the same period in fiscal 2005.

OUTLOOK FOR BALANCE OF FISCAL 2006

      The Company anticipates 2006 aggregate revenue growth to be in the range of 5 - 5.5 percent. Both domestic and international revenue growth are expected to result from a mix of higher pricing, moderate unit growth and increased sales of ancillary services. Costs and operating expenses for fiscal 2006 are expected to grow at an aggregate rate of 1-2 percent on an as reported basis, or 5 - 6 percent excluding the effect of the reorganization charges in fiscal 2005, as a result of management organizational changes, and 2006, associated with the implementation of a profit improvement plan. Net other income in fiscal 2006 is anticipated to be moderately higher than the year just ended and minority interest should be somewhat higher than fiscal 2005 levels. The effective income tax rate for fiscal 2006 is expected to be comparable to 2005 at approximately 37.5
- 38 percent. Resulting net income for 2006 is anticipated to be higher by 12 - 14 percent compared with last fiscal year on an as reported basis reflecting the 2005 pre-tax reorganization charge of $2.3 million and the 2006 pre-tax profit improvement charge of $600,000. Exclusive of the reorganization charges in both years, fiscal 2006 net income is expected to be higher by 6 - 8 percent compared with fiscal 2005.

FORWARD LOOKING STATEMENTS

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No.
140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. SFAS No. 155 will have no impact on the Company's financial position or results of operations.

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for the first fiscal year beginning after September 15, 2006. SFAS No. 156 will have no impact on the Company's financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

      The accounting policies followed by the Company are set forth in
Item 7 of the 2005 Landauer Annual Report on Form 10-K. The Company believes that at March 31, 2006, there has been no material change to this information, except as follows:

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


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk, including changes in foreign currency exchange rates and interest rates. These risks are set forth in
Item 7A of the 2005 Landauer Annual Report on Form 10-K. The Company believes there has been no material change in the information provided from the end of the preceding fiscal year through March 31, 2006.

ITEM 4.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") (the Company's principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures as of March 31, 2006 were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There have been no changes in the Company's internal control over financial reporting that occurred during the period ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of March 31, 2006, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.


ITEM 1A.    RISK FACTORS

      Information regarding risk factors are set forth in Item 1A of the 2005 Landauer Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in the Company's fiscal 2005 Form 10-K.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At its Annual Meeting held on February 9, 2006, the shareholders voted to re-elect Thomas M. White and Stephen C. Mitchell as directors, each for a term of three years. The voting for each of the nominees was as follows:

                                     For       Withheld
                                  ---------    --------
            Mr. White             8,319,410      51,874
            Mr. Mitchell          8,345,774      25,510

      The shareholders voted to reappoint PricewaterhouseCoopers LLP as the Company's auditors for the following year, with 8,292,613 shares voting for, 57,387 shares voting against and 21,284 shares abstaining.

      The additional directors for the current year are Robert J. Cronin, Michael D. Winfield, E. Gail de Planque, Gary D. Eppen, Richard R. Risk and William E. Saxelby.

ITEM 6.     EXHIBITS

      Exhibit 10.1 Amendment No. 1, dated December 30, 2005, to the Landauer, Inc. 1996 Equity Plan (As amended and restated through November 8, 2001)

      Exhibit 10.2 Amendment No. 1, dated December 30, 2005, to the Landauer, Inc. Amended and Restated 1997 Non-Employee Directors Stock Option Plan

      Exhibit 10.3 Amendment No. 1, dated December 30, 2005, to the Landauer, Inc. 2005 Long-Term Incentive Plan

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


                                    LANDAUER, INC.
Date:  May 8, 2006

                                    /s/ James M. O'Connell
                                    ------------------------------
                                    James M. O'Connell
                                    Vice President and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)