Form 10-K/A
period 2005-09-30
LANDAUER INC
filed 2006-07-21
CIK 825410

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ X ]

      Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).      Yes [ X ]  No [   ]

      Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Act).  Yes [   ]  No [ X ]

      As of March 31, 2006 the aggregate market value of the voting and nonvoting common equity (based upon the closing price on the New York Stock Exchange) held by non-affiliates was approximately $450,000,000. The number of shares of common stock ($.10 par value) outstanding as of July 14, 2006 was 9,085,831.

EXPLANATORY NOTE

      This amendment to Landauer, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 is being filed solely to include the selected information set forth below that was intended to be incorporated by reference from the Registrant's definitive Proxy Statement filed with the Commission on May 3, 2006. Information is set forth herein only with respect to the Items of the Annual Report on Form 10-K being amended or supplemented.



                                 PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

      Members of Landauer's Board of Directors are divided into three classes serving staggered three-year terms, with a total of nine directors authorized. Brent A. Latta resigned from the Board of Directors during 2005 concurrently with his retirement as Landauer's President and Chief Executive Officer. William E. Saxelby, who was elected in September 2005 as Landauer's President and Chief Executive Officer, was appointed to fill the vacancy resulting from Mr. Latta's resignation. Additionally, Stephen C. Mitchell was appointed to the Board of Directors during 2005. There is currently one vacancy on the Board of Directors, which the Board of Directors may fill at a later date.

      The following table contains certain information concerning the directors of the Company.

               Expira-
                tion
               Date of
               Current    Past Business Experience                Director
Name            Term      and Other Directorships                   Since
----           -------    ------------------------                --------
Robert J.
Cronin (3)
Age - 61        2008      Since November 2005, Chairman and         1997
                          Chief Executive Officer, York
                          Label, Inc., a supplier of
                          pressure-sensitive labels and
                          related systems.  Since 2001,
                          partner, The Open Approach LLC,
                          a provider of consulting services
                          to the printing industry.  Until
                          January 2000, Chairman of the
                          Board and Chief Executive Officer
                          of Wallace Computer Services;
                          previously President, Chief
                          Executive Officer and director;
                          now retired.  Mr. Cronin joined
                          Wallace Computer Services in 1967.
                          Wallace Computer Services is a
                          provider of information management
                          products, services and solutions.
                          Mr. Cronin is also a director of
                          various privately held corporations.

               Expira-
                tion
               Date of
               Current    Past Business Experience                Director
Name            Term      and Other Directorships                   Since
----           -------    ------------------------                --------
Dr. E. Gail
de Planque
(2,4)
Age - 60        2007      Since 2000, President, Strategy           2001
                          Matters, Inc., and, since 1998,
                          Director, Energy Strategists
                          Consultancy, Ltd., each providing
                          consulting services to the energy
                          and nuclear industries.  From 1991
                          to 1995, Dr. de Planque was a
                          Commissioner with the U.S. Nuclear
                          Regulatory Commission.  In 1967,
                          she joined the Health and Safety
                          Laboratory of the U.S. Atomic Energy
                          Commission (now the Environmental
                          Measurements Laboratory) where
                          she served as Director from 1987
                          to 1991 and as Deputy Director from
                          1982 to 1987.  Dr. de Planque is a
                          Director of Northeast Utilities,
                          TXU Corp., BNG America, Inc. and
                          BHP Billiton.

Dr. Gary D.
Eppen (3,4)
Age - 69        2007      Ralph and Dorothy Keller Distinguished    1992
                          Service Professor Emeritus of
                          Operations Management, Graduate
                          School of Business, The University
                          of Chicago.  From July 1998 to
                          June 2001 Dr. Eppen was Deputy Dean
                          of Part-time Programs and Professor
                          of Industrial Administration.
                          From 1970 to 1998 he was Professor
                          of Industrial Administration.
                          Dr. Eppen is also a director of
                          Hub Group Inc., Downers Grove,
                          Illinois, an intermodal transpor-
                          tation marketing company.

Stephen C.
Mitchell
(1,3,4)
Age - 62        2006      Since 2001, President, Knight Group       2005
                          LLC, a privately held firm providing
                          services for the start-up and manage-
                          ment of new ventures.  Since 1995,
                          Vice Chairman and director, Knight
                          Facilities Management, Inc., a company
                          providing outsourcing of facilities
                          management services for industrial
                          and commercial clients worldwide.
                          Until 2001, President, Chief Operating
                          Officer and director, Lester B. Knight
                          & Associates, Inc., a company involved
                          in the planning, design and construction of advanced technology research and development and manufacturing facilities. Mr. Mitchell is also a director of Apogee Enterprises,
                          Inc., a manufacturer of glass products
                          for the automotive, construction
                          and art framing markets.

               Expira-
                tion
               Date of
               Current    Past Business Experience                Director
Name            Term      and Other Directorships                   Since
----           -------    ------------------------                --------
Richard R.
Risk (2,3)
Age - 59        2008      President and Chief Executive Officer     1997
                          of Advocate Health Care until April
                          2002; now retired.  Previously
                          Mr. Risk served as President and CEO
                          of EHS Health Care (merged with
                          Advocate Health Care).  Advocate
                          Health Care specializes in health
                          care management.

William E.
Saxelby
Age - 49        2008      President and Chief Executive of          2005
                          Landauer, Inc. since September 2005.
                          Until September 2005, Mr. Saxelby
                          provided consulting services to
                          certain private equity firms.
                          From 1999 to 2003, President and
                          Chief Executive Officer, Medical
                          Research Laboratories, Inc., a
                          manufacturer of portable
                          defibrillators.  From 1996 to 1999,
                          Corporate Vice President, Allegiance
                          Healthcare, a spin-off of Baxter
                          International.  From 1978 to 1996,
                          Mr. Saxelby held executive positions
                          with Baxter International and
                          its American Hospital Supply
                          subsidiary.

Thomas M.
White (1,2)
Age - 48        2006      Since June 2002, Senior Vice              2004
                          President, Chief Financial Officer
                          and Treasurer of Hub Group, Inc.,
                          Downers Grove, Illinois, an
                          intermodal transportation
                          marketing company.  From 1999 to 2002
                          Mr. White was Managing Partner-
                          Business Process Outsourcing and
                          from 1995 to 1999 was Managing
                          Partner of the Kansas City and
                          Omaha offices of Arthur Andersen
                          LLP.  From 1979 to 1995 held
                          various audit related positions
                          with Andersen.  Mr. White is a CPA
                          and a member of the American
                          Institute of Certified Public
                          Accountants.  Mr. White is a
                          director of FTD Group, Inc., a
                          provider of floral-related products
                          and services to consumers and
                          retail floral locations in the
                          U.S.

               Expira-
                tion
               Date of
               Current    Past Business Experience                Director
Name            Term      and Other Directorships                   Since
----           -------    ------------------------                --------
Michael D.
Winfield (1,4)
Age - 66        2007      Director of UOP LLC until January 2003,   1994
                          a general partnership of Honeywell
                          International, Inc. and Dow Chemical
                          Company, engaged in the licensing
                          of technologies to the oil refining
                          and petrochemical industries.
                          Mr. Winfield was President and
                          Chief Executive Officer of UOP from
                          February 1992 to January 2001,
                          and a Vice President from 1983
                          to 1992.  He is also a director
                          of Metallurg, Inc., a leading
                          supplier of additives to the
                          metals industry.

Member of the (1) Audit Committee, (2) Compensation Committee, (3) Governance and Nominating Committee, (4) Technology Committee.


EXECUTIVE OFFICERS

      The executive officers of the Company are as follows:

NAME OF OFFICER         AGE         POSITION

William E. Saxelby      49          President and Chief Executive Officer
James M. O'Connell      59          Vice President, Finance, Treasurer,
                                    Secretary, and Chief Financial Officer
R. Craig Yoder          53          Senior Vice President, Marketing
                                    and Technology
Robert M. Greaney       53          Vice President, Operations
Richard E. Bailey       59          Senior Vice President, Operations

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

      Mr. Bailey was elected to his position in May 2006. Prior to joining the Company, he was President and Chief Operating Officer of Dean Foods Company and held senior executive positions with Philip Morris Company, Kraft Foods, Inc., and Total Logistic Control.

      There are no family relationships between any director or executive officer and any other director or executive officer of the Company.


AUDIT COMMITTEE

      The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to financial reports and other financial information and recommends the appointment of independent public accountants to the Board of Directors. The Audit Committee is comprised of Thomas M. White - Chairman, Michael D. Winfield and Stephen C. Mitchell. The Company has determined that Thomas M. White qualifies as an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K, and that he is "independent" as the term is used in Item 7(d)(3)(iv) of
Schedule 14A under the Securities Exchange Act.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires Landauer's officers and directors and persons who beneficially own more than ten percent of Landauer's Common Stock ("Reporting Persons") to file reports of beneficial ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Reporting Persons are required by SEC regulation to furnish Landauer with copies of all Section 16(a) reports they file and Landauer is required to post such reports on its website, http://www.landauerinc.com.

      Based solely on a review of the Form 3, 4 and 5 filings received from, or filed by Landauer on behalf of, Reporting Persons since the beginning of fiscal year 2005, Landauer is not aware of any failure to file on a timely basis any Form 3, 4 or 5 during fiscal year 2005.


CODE OF ETHICS

      The Board of Directors has adopted Governance and Nominating Standards, a Code of Business Ethics applicable to all employees and a Code of Conduct for Senior Financial Executives applicable to the principal executive, financial and accounting officers of the Company. Copies of each of these documents are available on the Company's website at http://www.landauerinc.com and printed copies are available from the Company on request. The Company intends to post on its website any amendments to, or waivers from, its Code of Business Ethics or Code of Conduct for Senior Financial Executives applicable to such senior officers.

ITEM 11. EXECUTIVE COMPENSATION

      Except for the information referred to in Item 402(a)(8) of Regulation S-K, information concerning executive and director compensation is as follows.


SUMMARY COMPENSATION TABLE

      The following summary compensation table sets forth the compensation for services to Landauer for the last three fiscal years of the persons who served as President and Chief Executive Officer during the last fiscal year and other executive officers whose salary and bonus exceeded $100,000 in the last fiscal year (the "Named Executive Officers").

                                                  Long-Term
                                 Annual         Compensation
                              Compensation       Awards (1)
                           ----------------- ------------------
                                                        Securi-
                                                         ties      All
                                             Restricted Under-    Other
                                               Stock    lying     Compen-
Name and            Fiscal  Salary   Bonus     Awards   Options   sation
Principal Position   Year    ($)      ($)       ($)       (#)     ($)(2)
------------------- ------ -------- -------- ---------- ------- ----------

William E. Saxelby
 (3)
President &
Chief Executive
Officer               2005 $     -- $     --   $170,380  50,000 $       --

James M. O'Connell
Vice President,
 Treasurer,
 Secretary &          2005 $201,900 $ 75,200   $     --  14,000 $    1,150
 Chief Financial      2004  197,925   75,600         --  14,000      1,150
 Officer              2003  191,750       --         --   7,000      1,150

R. Craig Yoder
Senior Vice
 President -          2005 $217,400 $ 80,900   $     --  16,000 $    1,150
 Marketing &          2004  213,150   81,400         --  16,000      1,150
 Technology           2003  207,500       --         --   8,000      1,150

Robert M. Greaney     2005 $159,425 $ 59,300   $     --  12,000 $    1,150
Vice President -      2004  156,325   59,700         --  12,000      1,150
 Operations           2003  152,500       --         --   6,000      1,150

Brent A. Latta
 (4)
President &
 Chief Executive      2005 $320,925 $121,000   $     --  25,000 $1,258,429
 Officer              2004  314,650  150,200         --  25,000      1,150
 (Retired)            2003  306,250       --         --  50,000      1,150


(1) There were no long-term incentive payouts for any of the executive officers for the last three fiscal years.

(2) Represents the Company's contribution to its 401(K) plan on behalf of each of these employees.

(3) Mr. Saxelby was elected President and Chief Executive Officer of Landauer effective September 28, 2005. Mr. Saxelby received no salary or bonus from Landauer in fiscal 2005.

(4) Mr. Latta retired as President and Chief Executive Officer of Landauer effective September 27, 2005. "All Other Compensation" for fiscal 2005 includes payments and obligations pursuant to the terms of his amended employment agreement.


OPTIONS GRANTED IN LAST FISCAL YEAR

      Information regarding stock options granted during the last fiscal year to Landauer's Named Executive Officers is shown below.

                         % of                         Potential Realizable
             No. of      Total                         Value at Assumed
             Shares     Options                        Annual Rates of
             Under-     Granted                          Stock Price
             lying        to      Exercise             Appreciation for
             Options   Employees   Price     Expir-    Option Term (3)
             Granted   in Fiscal ($/share)   ation  ----------------------
Name         (#)(1)      Year       (2)       Date    5% ($)      10% ($)
----         -------   --------- ---------   ------ ----------  ----------

William E.
 Saxelby      50,000       20.7%   $ 48.68      (4) $1,530,730  $3,879,169

James M.
 O'Connell    14,000        5.8%     46.80      (5)    412,052   1,016,360

R. Craig
 Yoder        16,000        6.6%     46.80      (5)    470,932   1,161,554

Robert M.
 Greaney      12,000        5.0%     46.80      (5)    353,199     871,165

Brent A.
 Latta
 (Retired)    25,000       10.4%     46.80      (5)    735,831   1,814,927

(1) The option grant for Mr. Saxelby became exercisable in full on September 28, 2005. The option grant for the other Named Executive Officers became exercisable in full on December 3, 2004. Shares received upon exercise of any of the option grants may not be sold prior to the third anniversary of the date of grant.

(2)   The exercise price is the fair market value on the date of grant.

(3) Potential realizable value is calculated based on an assumption that the price of Landauer's Common Stock appreciates at the annual rate shown, compounded annually, from the date of grant of the option until the expiration date of the option. The value is net of the exercise price but is not adjusted for the taxes that are due upon exercise. The 5% and 10% assumed rates of appreciation are required by the rules of the Securities and Exchange Commission and do not represent Landauer's estimate of future price. Actual gains, if any, upon the exercise of these options will depend on the actual performance of the Common Stock.

(4)   September 28, 2015.

(5)   December 3, 2014

AGGREGATED OPTION EXERCISES IN LAST YEAR AND FISCAL YEAR-END OPTION VALUES

      Information regarding the exercise of stock options during the last fiscal year and the holdings of unexercised stock options at September 30, 2005 by Landauer's Named Executive Officers is shown below.

                                       Number of
                                        Shares              Value of
                                      Underlying           Unexercised
                                     Unexercised          In-the-Money
                                    Options Held at       Options at
              Shares                 September 30,        September 30,
             Acquired                  2005 (#)           2005 ($) (1)
               on        Value     ----------------   -------------------
             Exercise   Realized  Exer-     Unexer-   Exer-      Unexer-
Name           (#)        ($)     cisable   cisable   cisable    cisable
----         --------   --------  -------   -------   --------   --------

William E.
 Saxelby           --   $     --   50,000        --   $ 16,000   $     --

James M.
 O'Connell         --         --   31,500     3,500    212,870     50,750

R. Craig
 Yoder          3,468    180,343   56,000     4,000    694,520     58,000

Robert M.
 Greaney           --         --   27,000     3,000    182,460     43,500

Brent A.
 Latta
 (Retired)     13,648    662,676   25,000        --     55,000         --


(1) Aggregate market value on September 30, 2005 less aggregate exercise price.


EXECUTIVE EMPLOYMENT AGREEMENTS AND RETIREMENT PLANS

      EMPLOYMENT AND COMPENSATION AGREEMENTS. Landauer has entered into employment agreements with each of the Named Executive Officers for their employment in their respective capacities indefinitely. The agreements provide that, in the event of termination of employment under certain circumstances by Landauer other than for cause, death, disability or voluntary termination, or by the executive for good reason (which includes a good faith determination by the executive that he believes that he will not be able to effectively discharge his duties or where Landauer fails to obtain an assumption in writing of its obligations under the agreement by a successor, as defined) the executive will become entitled to continuation (a lump sum payment in the case of Mr. Saxelby) of base salary and average bonuses determined in accordance with the agreement for a period ranging from twelve to twenty-four months and certain other benefits. The amounts otherwise payable to the executive will be offset by any compensation earned by the executive from employment with a new employer during such severance period but will not be reduced below an amount equal to six month's base salary and average bonuses, except in the case of Mr. Saxelby where there is no provision for offset. The benefits payable to Messrs. Saxelby and O'Connell, Dr. Yoder, and Mr. Greaney under these agreements, if their employment had been terminated as of September 30, 2005, would have had an estimated value of approximately $1,050,000, $382,000, $411,000 and $201,000, respectively.

      The terms of Mr. Latta's employment agreement were amended at the time of his retirement. This amendment provided for (i) a lump sum payment for future salary and incentive compensation in the amount of $1,207,279,
(ii) enhancement in the amount of retirement benefits that Mr. Latta is entitled to receive at age 65 such that he will be credited with 25 years of service and (iii) certain expense reimbursements in the amount of $50,000.

      EXECUTIVE SPECIAL SEVERANCE PLAN. On May 22, 2002, Landauer adopted the Landauer, Inc. Executive Special Severance Plan (the "Severance Plan") in which certain of Landauer's executives, including Messrs. Saxelby and O'Connell, Dr. Yoder and Mr. Greaney, participate. Under the Severance Plan, if (i) the executive's employment is terminated involuntarily without cause or is terminated by the executive for good reason (as defined in the plan) within two years following a change in control, or (ii) the executive elects to terminate employment for any reason during the 30-day period immediately following the one-year anniversary of a change in control, the executive will receive a lump sum payment equal to three times (in the case of Mr. Saxelby) or two times (in the case of the other Named Executive Officers) the sum of: (i) the highest annual rate of the executive's base salary during the 12-month period immediately prior to his termination and
(ii) the greater of the executive's target annual bonus and the average annual bonus received during the three fiscal years prior to termination. In addition, the terminated executive will become fully vested in his accrued benefit under the supplemental key executive retirement plan (described below) and will receive a lump sum payment equal to the actuarial equivalent of his accrued benefit under that plan. The terminated executive also will receive continued medical, dental and life insurance coverage and outplacement services for up to three years (in the case of Mr. Saxelby) or up to two years (in the case of the other Named Executive Officers). The Severance Plan conditions receipt of the foregoing severance payments and benefits upon the executive entering into a noncompetition/nonsolicitation agreement and executing a general release of claims against Landauer and its affiliates.

      Additionally, the Severance Plan provides that, immediately upon a change in control, all of the executive's outstanding stock options and other equity awards become exercisable, or vested, in full, and any outstanding stock options will remain exercisable until the earlier of the first anniversary of the executive's termination of employment and the original expiration date of the option.

      The Severance Plan also provides that if any payment made under the Severance Plan or otherwise to a covered executive would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, Landauer will make an additional payment to the executive such that the executive receives a net amount equal to the amount he would have received if Section 4999 did not apply; provided, however, if the net-after tax benefit to the executive would not exceed by at least 10% the net after-tax proceeds without such additional payment and with a reduction of the benefits to an amount such that no excise tax is payable, Landauer will not make the additional payment and the executive's benefits will be reduced to such amount.

      For purposes of the Severance Plan, a "change in control" generally means (i) certain acquisitions of 30% or more of the then outstanding shares of Common Stock, (ii) a change in the Board of Directors resulting in the incumbent directors ceasing to constitute at least a majority of the Board of Directors, (iii) the consummation of a reorganization, merger or consolidation or sale or disposition of all or substantially all of the assets of Landauer (unless, among other conditions, Landauer's stockholders receive more than 60% of the stock of the resulting company) or (iv) the consummation of a liquidation or dissolution of Landauer.

      RETIREMENT PLAN AND SUPPLEMENTAL RETIREMENT PLAN. Messrs. Saxelby and O'Connell, Dr. Yoder, and Mr. Greaney participate in Landauer's retirement plan, a defined benefit plan under which benefits are based upon the average of the annual rates of compensation in effect as of October 1 of each year for the period of five consecutive years which produces the highest such average and also based on years of service as set forth below.

U.S. tax law places limitations on the annual compensation eligible for benefit consideration and on the aggregate annual amount payable to an individual under qualified retirement plans.

      Messrs. Saxelby and O'Connell, Dr. Yoder, and Mr. Greaney also participate in Landauer's supplemental key executive retirement plan, under which a participant is entitled to such payments during his life after retirement at age 65 as may be necessary, when added to his benefits under other company-funded retirement or profit sharing plans, to provide a minimum annual benefit equal to 50% of his highest five-year average compensation (including incentive compensation) or final year compensation (including five-year average incentive compensation), whichever is greater.

Such payments continue to a participant's spouse after the participant's death, but at a percentage of 25%. Benefits are reduced by 2% (1% for surviving spouses) for each year of service less than 25 years. Pursuant to the terms of his employment agreement, Mr. Saxelby's benefit accrues at a rate such that after the first five years of employment (or in the event of his earlier termination by Landauer without cause or following a change in control) he will be credited with 20 years of service, subject to certain limitations.

      The following table sets forth information concerning the combined annual benefits payable pursuant to the retirement plan on a straight-life annuity basis and the supplemental retirement plan on a 50% joint-and-survivor basis upon retirement at age 65 for specified compensation levels (assuming continuation of 2005 fiscal year compensation, as defined) and years of service classifications. Benefits under the retirement plan are computed solely on the base salary of participants. Benefits under the supplemental key executive retirement plan are inclusive of incentive compensation. Benefits under the retirement plan that are reduced on account of Social Security entitlement on the basis of the Internal Revenue Service permitted disparity rules may be reinstated under the supplemental retirement plan.


PENSION PLAN TABLE

Earnings
on Which
Combined                   Estimated Combined Annual Pension Based on
Retirement                       Years of Service Indicated
Benefits              ---------------------------------------------------
are Based             20 years   25 years  30 years   35 years   40 years
----------            --------   --------  --------   --------   --------
$200,000              $ 80,000   $100,000  $100,000   $109,500   $127,000
 250,000               100,000    125,000   125,000    125,000    134,000
 300,000               120,000    150,000   150,000    150,000    150,000
 350,000               140,000    175,000   175,000    175,000    175,000
 400,000               160,000    200,000   200,000    200,000    200,000
 450,000               180,000    225,000   225,000    225,000    225,000
 500,000               200,000    250,000   250,000    250,000    250,000
 550,000               220,000    275,000   275,000    275,000    275,000

      Credited years of service at September 30, 2005 were none for Mr. Saxelby, 15 for Mr. O'Connell, 22 for Dr. Yoder and 29 for Mr. Greaney. Credited years of service at age 65 would be 20 for Mr. Saxelby, 22 for Mr. O'Connell, 35 for Dr. Yoder and 42 for Mr. Greaney. Mr. Latta retired from Landauer effective September 27, 2005. At age 65, Mr. Latta will be credited with 25 years of service.

COMPENSATION OF DIRECTORS

      During fiscal 2005, all directors (except Mr. Saxelby) were paid an annual retainer in the amount of $30,000 each. Additionally, the Board and Committee chairs were each paid an annual retainer in the amount of $4,000, and members were paid a fee in the amount of $1,000 per Board or Committee meeting attended. Additionally, Mr. Cronin was paid $12,000 for twelve meetings with advisors and candidates related to the succession process. Such fees are paid quarterly. Landauer maintains a long-term incentive plan, established in 2005 and approved by shareholders, under which non-employee directors receive annual grants of restricted stock or restricted stock units. In February 2005, eligible directors were each awarded grants of 700 restricted shares of Common Stock that vest in full on the third anniversary of the award or the date of the third succeeding annual meeting of stockholders, whichever is earlier. Eligible directors who are appointed to the Board at other than the annual meeting date are granted a prorated award. The Company established a stock option plan for its non-employee directors in 1997 that provided for the automatic grant of options on the date when a person begins to serve as a non-employee director to purchase 1,500 shares of Common Stock at the fair market value on the date of grant, which options vest ratably over three years. Additionally, the plan provided for the automatic grant of options to each non-employee director on the date of each annual meeting to purchase 1,500 shares of Common Stock at the fair market value on the date of grant, which options vest ratably over three years. Awards under the 1997 plan terminated upon the approval of the long-term incentive plan by shareholders at the February 2005 annual meeting.

      Landauer formerly maintained a directors' retirement plan that provides certain retirement benefits for non-employee directors. This plan was terminated in January 1997. Benefits accrued under the retirement plan are frozen and will be payable to directors at age 70 after their retirement. As of September 30, 2005, the aggregate liability for these benefits amounted to $267,000, which has been accrued in the financial statements.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

      The following table provides information as of September 30, 2005 regarding the number of shares of Common Stock that may be issued under Landauer's equity compensation plans. All equity compensation plans have been approved by Landauer's stockholders.

                          (a)                (b)                (c)
                    ---------------   ----------------   ----------------
                                                             Number of
                                                            securities
                       Number of                             remaining
                      securities                           available for
                         to be            Weighted-       future issuance
                      issued upon     average exercise     under equity
                      exercise of         price of         compensation
                      outstanding        outstanding     plans (excluding
                       options,           options,          securities
                       warrants         warrants and       reflected in
Plan category         and rights           rights           column (a))
-------------         -----------     ----------------   ----------------
Equity compensation
 plans approved
 by security holders    533,875            $ 40.87            437,775
Equity compensation
 plans not approved
 by security holders         --                 --                 --
                        -------            -------            -------
Total                   533,875            $ 40.87            437,775

BENEFICIAL OWNERSHIP OF COMMON STOCK

      The following table provides information as of December 16, 2005 concerning beneficial ownership of Common Stock by each person known by Landauer to own beneficially more than 5% of the outstanding shares of Common Stock, each director, each director nominee, each executive officer named under the caption "Executive Compensation" and all directors and executive officers as a group. Unless otherwise noted, the listed persons have sole voting and dispositive powers with respect to shares held in their names, subject to community property laws, if applicable.

                                    NUMBER BENE-               PERCENT
NAME OF BENEFICIAL OWNER           FICIALLY OWNED             OF CLASS
------------------------           --------------             --------

T. Rowe Price Associates              887,100  (1)              9.8%
Eaton Vance Management                601,931  (2)              6.6%
NFJ Investment Group L.P.             589,150  (3)              6.5%
Royce & Associates, LLC               551,400  (4)              6.1%
Robert J. Cronin                       12,200  (5)                *
Dr. E. Gail de Planque                  5,150  (6)                *
Dr. Gary D. Eppen                       8,981  (7)                *
Stephen C. Mitchell                       525                     *
Richard R. Risk                        11,100  (5)                *
Thomas M. White                         1,200  (8)                *
Michael D. Winfield                     9,799  (5)                *
William E. Saxelby                     53,500  (9)                *
Robert M. Greaney                      41,906 (10)                *
James M. O'Connell                     55,592 (11)                *
Dr. R. Craig Yoder                     84,379 (12)                *
All directors and
  executive officers
  as a group (11 persons)             284,332 (13)              3.1%

__________

   * Less than one percent.

(1) As reported in a statement on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2005.
      Includes 556,600 shares owned by the T. Rowe Price Small Cap
      Value Fund, Inc. T. Rowe Price Associates expressly disclaims that it is the beneficial owner of such securities. This stockholder's address is 100 East Pratt Street, Baltimore, MD 21201.

(2) As reported in a statement on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2005. This stockholder's address is 255 State Street, Boston, MA 02109.

(3) As reported in a statement on Schedule 13G filed with the Securities and Exchange Commission on February 7, 2005. This stockholder's address is 2121 San Jacinto Street, Dallas, TX 75201.

(4) As reported in a statement on Schedule 13G filed with the Securities and Exchange Commission on January 31, 2005. This stockholder's address is 1414 Avenue of the Americas, New York, NY 10019.

(5) Includes 8,500 shares subject to options exercisable within 60 days after December 16, 2005.

(6) Includes 4,000 shares subject to options exercisable within 60 days after December 16, 2005.

(7) Includes 3,500 shares subject to options exercisable within 60 days after December 16, 2005.

(8) Includes 500 shares subject to options exercisable within 60 days after December 16, 2005.

(9) Includes 50,000 shares subject to options exercisable within 60 days after December 16, 2005.

(10) Includes 28,500 shares subject to options exercisable within 60 days after December 16, 2005.

(11) Includes 33,250 shares subject to options exercisable within 60 days after December 16, 2005.

(12) Includes 58,000 shares subject to options exercisable within 60 days after December 16, 2005.

(13) Includes 203,250 shares subject to options exercisable within 60 days after December 16, 2005.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Except for the information relating to Item 11 hereof, the Company has no relationships or transactions with management, directors, or others specified in Item 404 of Regulation S-K.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      AUDIT FEES. PricewaterhouseCoopers LLP billed fees to the Company of approximately $643,764 with respect to fiscal 2005 and approximately $238,550 with respect to fiscal 2004 for professional services rendered for the audit of the Company's annual financial statements and reviews of the interim financial statements included in the Company's Quarterly Reports on Form 10-Q filed during those fiscal years.

      AUDIT-RELATED FEES. PricewaterhouseCoopers LLP billed approximately $16,100 to the Company with respect to fiscal 2004 that were reasonably related to the performance of the audit or review of the Company's financial statements and are not included in "Audit Fees" above. These services included advice on generally accepted accounting principles, application of new accounting pronouncements, and addressing financial statement matters at subsidiary companies.

      TAX FEES. PricewaterhouseCoopers LLP billed fees to the Company of approximately $60,000 with respect to fiscal 2005 and approximately $105,237 with respect to fiscal 2004 for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning for the Company and certain of its subsidiaries. These services included preparation of income tax returns, determination of estimated tax payments, and advice related to sales and use tax and other tax matters.

      ALL OTHER FEES. No other fees were billed to the Company by PricewaterhouseCoopers LLP for fiscal 2005 and 2004.

      As provided in the Sarbanes-Oxley Act of 2002, all audit and non-audit services provided after May 6, 2003 by the Company's principal accountants must be pre-approved by the Audit Committee. Accordingly, policies and procedures were established whereby the Committee approves performance of all audit and non-audit services in advance. Based in part on consideration of the non-audit services provided by PricewaterhouseCoopers LLP during fiscal 2005 and 2004, the Committee determined that such non-audit services were compatible with maintaining the independence of PricewaterhouseCoopers LLP. Since May 6, 2003, the Committee approved 100% of the services described above. The Company believes that none of the time expended on PricewaterhouseCoopers LLP's engagement to audit the Company's financial statements for fiscal 2005 and fiscal 2004 was attributable to work performed by persons other than PricewaterhouseCoopers LLP's full-time, permanent employees.

                                  PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

      (3)   Exhibits - The following exhibits:

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


                                    LANDAUER, INC.



                                    By:  /s/ James M. O'Connell
                                          ------------------------------
                                          James M. O'Connell
                                          Vice President, Finance,
                                          Treasurer and Secretary
                                          (Principal Financial and
                                          Accounting Officer)

July 19, 2006

                               EXHIBIT INDEX


EXHIBIT
  NO.      DESCRIPTION
------     -----------

31.1       Certification of William E. Saxelby, President and
           Chief Executive Officer

31.2       Certification of James M. O'Connell, Chief Financial Officer

32.1       Certification of William E. Saxelby, President and
           Chief Executive Officer

32.2       Certification of James M. O'Connell, Chief Financial Officer