Form 10-Q
period 2006-06-30
LANDAUER INC
filed 2006-08-08
CIK 825410

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

      / X /   QUARTERLY REPORT pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


               For the quarterly period ended JUNE 30, 2006 or


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at August 1, 2006
    ----------------------------              -----------------------------

    Common stock, $.10 par value                        9,085,831

PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

                       LANDAUER, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (Unaudited)
                        (000's, except share amounts)



                                            June 30,      September 30,
                                             2006             2005
                                          ------------    -------------
ASSETS
------

Current assets:
  Cash and cash equivalents. . . . . .        $ 15,288         $  9,598
  Receivables, net of allowances
    of $569 and $408, respectively . .          20,081           17,987
  Inventories. . . . . . . . . . . . .           2,437            2,634
  Prepaid expenses and other
    current assets . . . . . . . . . .           1,126            2,703
  Prepaid income taxes . . . . . . . .           1,388            1,153
  Deferred income taxes. . . . . . . .           1,568            1,514
                                              --------         --------
          Current assets . . . . . . .          41,888           35,589

Property, plant and equipment,
  at cost. . . . . . . . . . . . . . .          45,659           43,401
    Less: Accumulated depreciation
      and amortization . . . . . . . .          28,572           25,494
                                              --------         --------
Net property, plant and equipment. . .          17,087           17,907

Equity in joint venture. . . . . . . .           4,057            4,467
Goodwill . . . . . . . . . . . . . . .          13,275           13,261
Other intangible assets, net of
  amortization of $2,717 and $2,233,
  respectively . . . . . . . . . . . .           6,506            6,926
Dosimetry devices, net of amorti-
  zation of $7,716 and $5,911,
  respectively . . . . . . . . . . . .           6,729            6,537
Other assets . . . . . . . . . . . . .             922            1,172
                                              --------         --------

                                              $ 90,464         $ 85,859
                                              ========         ========




















 The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
              Consolidated Balance Sheets (Unaudited) (Cont'd.)
                        (000's, except share amounts)



                                            June 30,      September 30,
                                             2006             2005
                                          ------------    -------------
LIABILITIES AND
SHAREHOLDERS' INVESTMENT
------------------------

Current liabilities:
  Accounts payable . . . . . . . . . .        $  1,030         $  1,595
  Notes payable. . . . . . . . . . . .           3,749            4,048
  Dividends payable. . . . . . . . . .           4,085            3,815
  Deferred contract revenue. . . . . .          14,456           12,702
  Accrued compensation and related
    costs. . . . . . . . . . . . . . .           2,466            2,329
  Accrued pension costs. . . . . . . .             873              864
  Accrued taxes on income. . . . . . .             253              444
  Other accrued expenses . . . . . . .           3,179            4,036
                                              --------         --------
          Current liabilities. . . . .          30,091           29,833

Non-current liabilities:
  Pension and postretirement
    obligations. . . . . . . . . . . .           7,793            7,062
  Deferred income taxes. . . . . . . .             166              238
                                              --------         --------
          Non-current liabilities. . .           7,959            7,300

Minority interest in subsidiary. . . .             162              128

Shareholders' investment:
  Preferred stock, $.10 par value
    per share - Authorized - 1,000,000
    shares; Outstanding - None . . . .              --               --
  Common stock, $.10 par value
    per share - Authorized -
    20,000,000 shares; Outstanding -
    9,077,606 shares at 6/30/06 and
    9,029,793 shares at 9/30/05. . . .             907              903
  Premium paid in on common stock. . .          18,643           17,147
  Accumulated other comprehensive
    loss . . . . . . . . . . . . . . .            (369)            (375)
  Retained earnings. . . . . . . . . .          33,071           30,923
                                              --------         --------
          Shareholders' investment . .          52,252           48,598
                                              --------         --------
                                              $ 90,464         $ 85,859
                                              ========         ========















 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
                Consolidated Statements of Income (Unaudited)
                      (000's, except per share amounts)



                                    Three Months         Nine Months
                                       Ended                Ended
                                -------------------  -------------------
                                June 30,   June 30,  June 30,   June 30,
                                 2006       2005      2006       2005
                                --------   --------  --------   --------

Revenues, net of sales
  allowances . . . . . . . . .  $ 19,591   $ 18,200  $ 58,859   $ 56,231

Costs and expenses:
  Cost of sales. . . . . . . .     7,142      7,071    22,061     21,427
  Selling, general and
    administrative . . . . . .     4,687      4,487    14,342     13,538
  Reorganization charge. . . .        --         --       600         --
                                --------   --------  --------   --------
                                  11,829     11,558    37,003     34,965
                                --------   --------  --------   --------

Operating income . . . . . . .     7,762      6,642    21,856     21,266

Equity in income of joint
  venture. . . . . . . . . . .       373        355     1,099      1,037
Other income (expense),
  net. . . . . . . . . . . . .        55         28       205        (10)
                                --------   --------  --------   --------

Income before taxes. . . . . .     8,190      7,025    23,160     22,293
Income taxes . . . . . . . . .     3,019      2,475     8,652      8,133
                                --------   --------  --------   --------

Income before minority
  interest . . . . . . . . . .     5,171      4,550    14,508     14,160
Minority interest. . . . . . .        50         19       132         56
                                --------   --------  --------   --------

Net income . . . . . . . . . .  $  5,121   $  4,531  $ 14,376   $ 14,104
                                ========   ========  ========   ========

Net income per share:

  Basic. . . . . . . . . . . .  $   0.57   $   0.50  $   1.59   $   1.57
                                ========   ========  ========   ========
  Based on average shares
    outstanding. . . . . . . .     9,048      8,964     9,025      8,956
                                ========   ========  ========   ========

  Diluted. . . . . . . . . . .  $   0.56   $   0.50  $   1.58   $   1.56
                                ========   ========  ========   ========
  Based on average shares
    outstanding. . . . . . . .     9,104      9,039     9,098      9,028
                                ========   ========  ========   ========










 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Unaudited)
                      (000's, except per share amounts)



                                                      Nine Months Ended
                                                     --------------------
                                                     June 30,    June 30,
                                                      2006        2005
                                                     --------    --------

Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . .   $ 14,376    $ 14,104

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation . . . . . . . . . . . . . . . . . .      5,644       4,918
  Amortization . . . . . . . . . . . . . . . . . .        485         481
  Equity in net income of foreign affiliate. . . .     (1,099)     (1,037)
  Dividends from foreign affiliate . . . . . . . .      1,967          --
  Non-cash equity award compensation . . . . . . .        581          --
  Income tax benefit from the exercise of
    stock options. . . . . . . . . . . . . . . . .          1         389
  Excess income tax benefit from the
    exercise of stock options. . . . . . . . . . .         (9)         --
  Loss on sale and disposition of assets . . . . .        100          20
  Increase in accounts receivable, net . . . . . .     (1,878)     (3,126)
  Increase in other current assets . . . . . . . .       (261)       (440)
  Increase in dosimetry devices at cost. . . . . .     (2,044)     (2,880)
  Increase in other long-term assets . . . . . . .       (399)       (201)
  (Decrease) increase in accounts payable
    and other current liabilities. . . . . . . . .     (1,869)        170
  Increase in deferred contract revenue. . . . . .      1,696         993
  Increase in long-term liabilities. . . . . . . .        479       1,070
  Increase in minority interest. . . . . . . . . .        131          56
                                                     --------    --------
  Net cash provided by operating activities. . . .     17,901      14,517

Cash flows used by investing activities:
  Acquisition of property, plant and
    equipment. . . . . . . . . . . . . . . . . . .     (2,860)     (3,096)
                                                     --------    --------
  Net cash used by investing activities. . . . . .     (2,860)     (3,096)

Cash flows used by financing activities:
  Proceeds from revolving credit facilities. . . .         --       1,500
  Payments on revolving credit facilities. . . . .       (520)     (2,360)
  Dividends paid to minority interest. . . . . . .       (102)        (85)
  Dividends paid to stockholders . . . . . . . . .    (11,958)    (11,189)
  Proceeds from the exercise of stock options. . .      2,916         324
  Excess income tax benefit from the exercise
    of stock options . . . . . . . . . . . . . . .          9          --
                                                     --------    --------
  Net cash used by financing activities. . . . . .     (9,655)    (11,810)

  Effects of foreign currency translation. . . . .        304          (4)
                                                     --------    --------
Net increase (decrease) in cash and
  cash equivalents . . . . . . . . . . . . . . . .      5,690        (393)

Opening balance - cash and cash equivalents. . . .      9,598       8,595
                                                     --------    --------
Ending balance - cash and cash equivalents . . . .   $ 15,288    $  8,202
                                                     ========    ========



 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (Unaudited)
                                June 30, 2006



(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or "the Company") as of June 30, 2006 and September 30, 2005, and the consolidated results of operations and cash flows for the three and nine-month periods ended June 30, 2006 and 2005. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows.

      Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on previously reported net income or financial position.

      The results of operations for the three and nine-month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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


(2)   CASH DIVIDENDS

      On June 2, 2006, the Company declared a regular quarterly cash dividend in the amount of $0.45 per share for the third quarter, payable on July 7, 2006, to shareholders of record on June 16, 2006. The Company declared regular quarterly cash dividends in the amount of $0.45 per share for the first and second quarters of fiscal 2006. Regular quarterly cash dividends of $0.425 per share, or $1.70 annually, were declared during fiscal 2005.

(3)   COMPREHENSIVE INCOME

      The components of accumulated other comprehensive loss included in the accompanying unaudited consolidated balance sheets at June 30, 2006 consist of net minimum pension liability adjustments and cumulative translation adjustments. The following table sets forth the Company's comprehensive income and its components for the three and nine-month periods ended June 30, 2006 and 2005 (000's):

                              Three Months Ended       Nine Months Ended
                                    June 30,                June 30,
                             --------------------    --------------------
                               2006        2005        2006        2005
                             --------    --------    --------    --------

Net income . . . . . . . .   $  5,121    $  4,531    $ 14,376    $ 14,104
Other comprehensive
 income (loss):
    Foreign currency
      translation
      adjustments. . . . .        252         (79)          6          41
                             --------    --------    --------    --------
Comprehensive income . . .   $  5,373    $  4,452    $ 14,382    $ 14,145
                             ========    ========    ========    ========


(4)   EARNINGS PER SHARE

      Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock that would have been outstanding assuming dilution from equity-based awards during each period.

      The following table presents the weighted average number of shares of common stock for the three and nine-month periods ended June 30, 2006 and 2005 (000's):

                              Three Months Ended       Nine Months Ended
                                    June 30,                June 30,
                             --------------------    --------------------
                               2006        2005        2006        2005
                             --------    --------    --------    --------

Weighted average number
  of shares of common
  stock outstanding. . . .      9,048       8,964       9,025       8,956
Dilutive equity awards . .         56          75          73          72
                             --------    --------    --------    --------

Weighted average number
  of shares of common
  stock assuming dilution.      9,104       9,039       9,098       9,028
                             ========    ========    ========    ========


(5)   SHARE-BASED COMPENSATION

      The Company maintains three share-based compensation plans for key employees and/or non-employee directors: (i) the Landauer, Inc. 1996 Equity Plan, as amended and restated through November 8, 2001 (the "1996 Equity Plan"); (ii) the Landauer, Inc. 1997 Non-Employee Director's Stock Option Plan, as amended and restated through November 8, 2001 (the "1997 Director's Plan"); and (iii) the Landauer, Inc. 2005 Long-Term Incentive Plan (the "2005 LTI Plan"). As of February 3, 2005, the 2005 LTI Plan replaced the 1996 Equity Plan and the 1997 Director's Plan. As of June 30, 2006, the following types of share-based awards were outstanding under these plans: stock options, restricted stock awards, and performance share awards.

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

      The Company recorded $581,000 of non-cash compensation expense thus far in fiscal 2006, including $243,000 recorded in the third fiscal quarter. This expense has been included in general and administrative expenses. The total income tax benefit recognized related to share-based compensation for the nine months ended June 30, 2006 was $203,000, including $90,000 recorded for the three months ended June 30, 2006. As of June 30, 2006, total unrecognized compensation costs related to non-vested awards was approximately $788,000, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately
1.1 years.

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

   The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for awards issued in the three-month period ended June 30, 2005: risk free interest rate of 4.19%; 10 years expected life; expected stock volatility of 23.67%; and expected dividend yield of 3.70%. No grants of stock options were awarded in the third quarter of fiscal 2006.

      A summary of stock option activity during the three months ended June 30, 2006 is presented below:

                                                Weighted-
                                                 Average
                                  Weighted-     Remaining     Aggregate
                                  Average      Contractual    Intrinsic
                         Shares   Exercise        Term          Value
                         (000s)     Price        (years)       (000s)
                         ------   ---------   -------------  ----------

Outstanding at
  March 31, 2006 . . . .    526     $40.99
Exercised. . . . . . . .    (37)     39.74
Forfeited or expired . .     (4)     46.80
                         ------     ------
Outstanding at
  June 30, 2006. . . . .    485     $41.04        7.3          $3,327
                         ======     ======
Exercisable at
  June 30, 2006. . . . .    465     $41.31        7.4          $3,062
                         ======     ======

      As of June 30, 2006, there were nonvested stock options for 20,000 shares at a weighted-average grant date fair value of $6.40. There were no changes in nonvested stock options during the quarter ended June 30, 2006.

RESTRICTED STOCK AWARDS

      Under the 2005 LTI Plan, the Company awarded 8,225 restricted shares during fiscal 2005 and 7,500 restricted shares during fiscal 2006 year-to-date, including 1,500 during the quarter ended June 30, 2006. The restricted shares vest over a period of three years, with the exception of 1,100 of the shares vesting over a period of five years. The weighted average fair value of the stock awarded in fiscal 2005 on the grant date was $47.57. The weighted average fair value of the stock awarded thus far in fiscal 2006 was $45.80. Stock awarded during the quarter ended June 30,
2006 had a weighted average fair value of $44.71.   There was no additional
activity related to restricted stock during the quarter ended June 30, 2006.

PERFORMANCE SHARE AWARDS

      Pursuant to the terms of his employment agreement with the Company, as amended in February 2006, and the terms of the 2005 LTI Plan, the President and Chief Executive Officer will participate in a performance share award in the amount of 3,500 shares beginning with the 2006 fiscal year. Five other executives were also awarded 5,100 performance shares in February 2006, and an additional 500 performance shares were awarded in June 2006 under the 2005 LTI Plan. Vesting of these awards and the issuance of additional shares related to these awards are subject to financial performance criteria for fiscal 2006 measured in terms of actual net income compared with planned net income. The Company has expensed $270,000 in the first three quarters of fiscal 2006 related to the obligation to issue the performance share awards. The fair values of the awards were $46.53 and $46.50 for the awards granted in February 2006 and June 2006, respectively. The fair values were based on the average price of the Company's stock on the date of grant and are amortized to expense over its vesting period, assuming that achievement of performance goals is deemed probable.

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

                                              Three Months  Nine Months
                                                 Ended         Ended
                                                June 30,      June 30,
                                                  2005          2005
                                              ------------  -----------

Net income, as reported. . . . . . . . . . . .    $  4,531     $ 14,104
Deduct: Total share-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects . . . . . . . . .          62        1,411
                                                  --------     --------
Pro forma net income . . . . . . . . . . . . .    $  4,469     $ 12,693
                                                  ========     ========

Earnings per share:

  Basic - as reported. . . . . . . . . . . . .    $   0.50     $   1.57
                                                  ========     ========
  Basic - pro forma. . . . . . . . . . . . . .    $   0.50     $   1.42
                                                  ========     ========

  Diluted - as reported. . . . . . . . . . . .    $   0.50     $   1.56
                                                  ========     ========
  Diluted - pro forma. . . . . . . . . . . . .    $   0.49     $   1.41
                                                  ========     ========

      The weighted average grant date fair value of options granted during the three months ended June 30, 2005 was $9.80.


(6)   NOTES PAYABLE

      In April 2004, the Company negotiated a $25 million line of credit provided by LaSalle Bank, N.A. and borrowed $7,724,000 (euro denominated) under this facility as part of funding the acquisition of the remaining 49% minority interest in LCIE-Landauer, Ltd. The credit facility provides funds that are to be used for working capital and other general corporate purposes. The credit agreement is annually renewable upon agreement of the parties and provides the Company with the option of electing to borrow funds denominated in U.S. dollars or Euros that bear interest rates based on the federal funds rate, prime rate, EURIBOR or LIBOR. It also contains certain covenants, including a covenant for minimum tangible net worth.
The credit agreement was amended, effective March 25, 2005, to extend the maturity date to March 25, 2006 and reduce the aggregate loan commitment under the credit facility to $15 million, with an option for the Company to increase to $25 million. A second amendment was made effective March 25, 2006, to extend the maturity date to March 25, 2007 and increase the minimum tangible net worth covenant to $22.4 million. The remaining terms of the amended credit facility are consistent with the original credit facility. As of June 30, 2006, the Company was in compliance with all of the covenants contained in the credit agreement.

      The outstanding balance under the line of credit of $3,749,000 at June 30, 2006, is denominated in euros and bears interest at 4.23% until September 26, 2006, at which time the Company may execute a new EURIBOR election notice for an additional interest period and rate for the remaining balance, as permitted under the terms of the credit agreement.
In the event the credit facility is not renewed at maturity, it is expected that cash on hand, cash flow from operations, and the Company's borrowing capacity will be sufficient to satisfy the obligation. The Company funds euro-based debt service payments from euro-denominated cash flows. The Company intends to renew the credit facility prior to expiration in March 2007.


(7)   PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

      The components of net periodic benefit cost for pension and retiree medical plans are as follows (000's):

                               Pension Benefits        Other Benefits
                             --------------------    --------------------
                                      Three Months Ended June 30,
                             --------------------------------------------
                               2006        2005        2006        2005
                             --------    --------    --------    --------
Components of net
 periodic benefit cost:
  Service cost . . . . . .   $    293    $    259    $     (3)   $     25
  Interest cost. . . . . .        283         273          18          27
  Expected return on
    plan assets. . . . . .       (190)       (181)         --          --
  Amortization of
    transition (asset)
    obligation . . . . . .         (2)         (2)         (2)          6
  Amortization of prior
    service cost . . . . .         39          68         (38)          4
  Recognized net
    actuarial loss . . . .         23          26          32          11
                             --------    --------    --------    --------
  Net periodic benefit
    cost . . . . . . . . .   $    446    $    443    $      7    $     73
                             ========    ========    ========    ========

                               Pension Benefits        Other Benefits
                             --------------------    --------------------
                                      Nine Months Ended June 30,
                             --------------------------------------------
                               2006        2005        2006        2005
                             --------    --------    --------    --------
Components of net
 periodic benefit cost:
  Service cost . . . . . .    $   954    $    777    $     22    $     76
  Interest cost. . . . . .        870         820          65          81
  Expected return on
    plan assets. . . . . .       (583)       (543)         --          --
  Amortization of
    transition (asset)
    obligation . . . . . .         (6)         (5)          2          17
  Amortization of prior
    service cost . . . . .        117         204         (72)         13
  Recognized net
    actuarial loss . . . .         89          77          76          34
                             --------    --------    --------    --------
  Net periodic benefit
    cost . . . . . . . . .   $  1,441    $  1,330    $     93    $    221
                             ========    ========    ========    ========

      Landauer contributed $804,000 to its pension plan in the quarter ended March 31, 2006, the maximum amount permitted under U.S. tax law. At the beginning of fiscal 2006, the Company had expected to contribute $835,000 in fiscal 2006.


(8)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."
This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.
The Company is currently evaluating the impact of FIN No. 48 to its financial position and results of operations.


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


LIQUIDITY AND CAPITAL RESOURCES

      Landauer's balance sheet at June 30, 2006 remains strong with consolidated cash and equivalents at $15,288,000. Landauer's cash provided from operating activities for the nine months ended June 30, 2006 and 2005 amounted to $17,901,000 and $14,517,000, respectively. The increase in cash continues to be primarily attributable to improved collection of accounts receivable as well as increased customer advance payments reported in deferred contract revenues and the receipt of dividends from the Company's joint venture in Japan. The increase is partially offset by decreased accounts payable and current liabilities balances, including accrued severance payments as part of the Company's profit improvement plan. Investing activities included acquisitions of property, plant and equipment in the amount of $2,860,000 and $3,096,000, respectively for the nine months ended June 30, 2006 and 2005. The Company's financing activities were comprised of credit facility payments and payments of cash dividends to shareholders and minority partners, offset partially by proceeds from the exercise of stock options and, in fiscal 2005, borrowing from the credit facility.

      The Company has long-term liabilities in the amount of $7,959,000 and $7,300,000 at June 30, 2006 and September 30, 2005, respectively, and its requirement for cash flows to support investing activities is generally limited. Capital expenditures for the balance of fiscal 2006 are expected to be approximately $1,250,000, principally for the acquisition of equipment to support the Company's InLight service line, introduction of new products, and the development of supporting software systems and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

      As described in Note 6 to the financial statements, the Company maintains a credit facility, which expires in March 2007. The credit facility permits borrowing up to a maximum of $15,000,000. In April 2004, the Company borrowed $7,724,000 to acquire the remaining 49% minority interest in LCIE-Landauer, Ltd. At June 30, 2006 and September 30, 2005, outstanding borrowings under the credit agreement were $3,749,000 and $4,048,000, respectively. The borrowings are classified as current liabilities and are denominated in euros, which is the functional currency of LCIE-Landauer, Ltd. In the event the credit facility is not renewed at maturity, it is expected that cash on hand, cash flow from operations, and the Company's borrowing capacity will be sufficient to satisfy the obligation. In the opinion of management, cash flows from operations and the Company's borrowing capacity under its line of credit are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program. From time to time, the Company may have the opportunity to make investments for acquisitions or other purposes, and borrowings can be made under the credit facility to fund such investments. The Company intends to renew the credit facility prior to expiration.

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments, reflected on the balance sheet as "Deferred Contract Revenue", amounted to $14,456,000 and $12,702,000, respectively, as of June 30, 2006 and
September 30, 2005. Such amounts generally do not represent a cash requirement.

      All customers are invoiced in accordance with the Company's standard terms, with payment generally due thirty days from date of invoice. Net accounts receivable at June 30, 2006 were $20,081,000 compared with $17,987,000 at September 30, 2005. Considering the Company's invoicing practices and that a significant portion of the Company's revenues are subject to health care industry reimbursement cycles, the average days of sales outstanding for the Company have ranged from 43 to 83 days over the course of fiscal 2005 and 2006 year to date.

      The Company offers radiation monitoring services in the United Kingdom, Canada, Japan, Brazil, China, and France. The Company's operations in these markets generally do not depend on significant capital resources.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006

      Revenues for the third quarter of fiscal 2006 were $19,591,000, a 7.6% increase compared to revenues of $18,200,000 for the same quarter in fiscal 2005. Domestic radiation monitoring activities represented approximately $650,000 of revenue growth for the quarter, primarily as a result of higher pricing and increased ancillary services revenues. International radiation monitoring revenue growth of almost $500,000 resulted from a combination of increased business activity in Europe, Asia, Canada and Brazil. Sales of InLight products and services in the U.S. and abroad attributed to the remaining increase in the quarter.

      Gross margins were 63.5% of revenues for the third quarter of fiscal 2006, higher than 61.1% reported for the same period in fiscal 2005. Aggregate costs and expenses for the quarter ended June 30, 2006, were $271,000 higher than a year ago. As a percentage of revenues, aggregate costs and expenses for the quarter ended June 30, 2006, were 3.1% lower than in fiscal 2005, primarily as a result of the implementation of a profit improvement plan in the second fiscal quarter of 2006. Resulting operating income for the third quarter of fiscal 2006 was $7,762,000 compared with $6,642,000 for the same period a year ago.

      The effective income tax rate for the third quarter of fiscal 2006 was 36.9% compared to the prior year at 35.2%. Resulting net income for the quarter ended June 30, 2006 amounted to $5,121,000, or $0.56 per diluted share, compared with $4,531,000, or $0.50 per diluted share, for the same quarter in fiscal 2005.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2006

      Revenues for the nine months ended June 30, 2006 were $58,859,000, or 4.7% higher than $56,231,000 reported for the same period in fiscal 2005. Domestic revenue growth, representing more than $1,650,000 of the increase, resulted from improved pricing and modestly higher volume for radiation measurement and ancillary services, primarily from traditional customers, as well as from nuclear power and emergency response customers. International radiation monitoring revenues were more than $1,150,000 higher, as a result of higher pricing and increased international business activity. Sales of InLight products and services thus far in fiscal 2006 were $175,000 lower than a year ago due to a large institutional sale in France during the first half of 2005.

      Gross margins for the nine months ended June 30, 2006 were 62.5% of revenues, compared with 61.9% reported for the same period in fiscal 2005. Fiscal 2006 year-to-date aggregate costs and expenses were $2,038,000 higher than a year ago. In addition to the reorganization charge of $600,000 related to the Company's profit improvement plan, higher expenses included incentive compensation expense, depreciation, employee benefits costs, professional fees, and research expenses. Resulting year-to-date operating income was $21,856,000 compared with $21,266,000 a year ago. Excluding the reorganization charge of $600,000, operating income for the nine months ended June 30, 2006 would have been $1,190,000, or 5.6%, higher than for the same period in fiscal 2005.

      Year-to-date net other income was $277,000 higher than a year ago primarily as a result of higher net interest income augmented by increased earnings from Nagase-Landauer, Ltd., the Company's joint venture in Japan. Operations growth and higher income in Brazil and China drove higher minority interest expense proportionately compared to the prior year. Income taxes for the first nine months of fiscal 2006 were higher than year-ago levels, reflecting an effective tax rate for the current year of 37.4% compared with 36.5% for the first nine months of fiscal 2005. Resulting net income for the nine months ended June 30, 2006 was $14,376,000, or $1.58 per diluted share, compared with $14,104,000, or $1.56 per diluted share, for the same period in fiscal 2005.


OUTLOOK FOR BALANCE OF FISCAL 2006

      The Company anticipates 2006 aggregate revenue growth to be in the range of 4.5 - 5 percent. Both domestic and international revenue growth are expected to result from a mix of higher pricing, moderate unit growth and increased sales of ancillary services. Costs and operating expenses for fiscal 2006 are expected to grow at an aggregate rate of 1 - 2 percent reflecting the positive impact of the profit improvement plan. Net other income in fiscal 2006 is anticipated to be moderately higher than the year just ended and minority interest should be somewhat higher than fiscal 2005 levels. The effective income tax rate for fiscal 2006 is expected to be comparable to 2005 at approximately 37.5 - 38 percent. Resulting net income for 2006 is anticipated to be higher by 12 - 14 percent compared with last fiscal year. These comparisons reflect the 2005 pre-tax reorganization charge of $2.3 million and the 2006 pre-tax reorganization charge of $600,000. Exclusive of the reorganization charges in both years, fiscal 2006 net income is expected to be higher by 5 - 7 percent compared with fiscal 2005.


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

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."
This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.
The Company is currently evaluating the impact of FIN No. 48 to its financial position and results of operations.


CRITICAL ACCOUNTING POLICIES

      The accounting policies followed by the Company are set forth in
Item 7 of the 2005 Landauer Annual Report on Form 10-K. The Company believes that at June 30, 2006, there has been no material change to this information, except as follows:

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


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk, including changes in foreign currency exchange rates and interest rates. These risks are set forth in
Item 7A of the 2005 Landauer Annual Report on Form 10-K. The Company believes there has been no material change in the information provided from the end of the preceding fiscal year through June 30, 2006.


ITEM 4.     CONTROLS AND PROCEDURES


DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") (the Company's principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures as of June 30, 2006 were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There have been no changes in the Company's internal control over financial reporting that occurred during the period ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of June 30, 2006, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.


ITEM 1A.    RISK FACTORS

      Information regarding risk factors are set forth in Item 1A of the 2005 Landauer Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in the Company's fiscal 2005 Form 10-K.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 6.     EXHIBITS

      Exhibit 10.1 Amendment, dated May 2, 2006, to the Employment Agreement, dated February 29, 1996, between
                        R. Craig Yoder and Landauer, Inc.

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

Date:  August 8, 2006

                                    /s/ James M. O'Connell
                                    ------------------------------
                                    James M. O'Connell
                                    Vice President and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)