Form 10-K
period 2006-09-30
LANDAUER INC
filed 2006-12-11
CIK 825410

United States
                    Securities and Exchange Commission
                           Washington, DC 20549

                                 Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended September 30, 2006


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

       Large accelerated filer [  ]          Accelerated filer [ X ]
                        Non-accelerated filer [  ]

      Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Act).      Yes [   ]  No [ X ]

      As of March 31, 2006 the aggregate market value of the voting and nonvoting common equity (based upon the closing price on the New York Stock Exchange) held by non-affiliates was approximately $450,000,000. The number of shares of common stock ($0.10 par value) outstanding as of December 5, 2006 was 9,140,772.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement in connection with the February 8, 2007 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                   Index

Item      Page
----      ----

PART I
          1.    Business . . . . . . . . . . . . . . . . . . . . .    4
                     General Description . . . . . . . . . . . . .    4
                     Marketing and Sales . . . . . . . . . . . . .    5
                     Seasonality . . . . . . . . . . . . . . . . .    6
                     International Activities. . . . . . . . . . .    7
                     Patents . . . . . . . . . . . . . . . . . . .    7
                     Raw Materials . . . . . . . . . . . . . . . .    7
                     Competition . . . . . . . . . . . . . . . . .    7
                     Research and Development. . . . . . . . . . .    8
                     Environmental and Other Governmental
                       Regulations . . . . . . . . . . . . . . . .    8
                     Employees and Labor Relations . . . . . . . .    8
                     Available Information . . . . . . . . . . . .    9
          1A.   Risk Factors . . . . . . . . . . . . . . . . . . .    9
          1B.   Unresolved Staff Comments. . . . . . . . . . . . .   11
          2.    Properties . . . . . . . . . . . . . . . . . . . .   11
          3.    Legal Proceedings. . . . . . . . . . . . . . . . .   11
          4.    Submission of Matters to a Vote
                  of Security Holders. . . . . . . . . . . . . . .   11

PART II
          5.    Market for Registrant's Common Equity,
                  Related Stockholder Matters and
                  Issuer Purchases of Equity Securities. . . . . .   12
          6.    Selected Financial Data. . . . . . . . . . . . . .   12
          7.    Management's Discussion and
                  Analysis of Financial Condition and
                  Results of Operations. . . . . . . . . . . . . .   13
          7A.   Quantitative and Qualitative Disclosures
                  About Market Risk. . . . . . . . . . . . . . . .   21
          8.    Consolidated Financial Statements and
                  Supplementary Data
                     Consolidated Balance Sheets . . . . . . . . .   22
                     Consolidated Statements of Income . . . . . .   24
                     Consolidated Statements of Stockholders'
                       Investment and Comprehensive Income . . . .   25
                     Consolidated Statements of Cash Flows . . . .   26
                     Notes to Consolidated Financial Statements. . 28 Report of Independent Registered
                       Public Accounting Firm. . . . . . . . . . .   44
          9.    Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure . . . . .   46
          9A.   Controls and Procedures. . . . . . . . . . . . . .   46
          9B.   Other Information. . . . . . . . . . . . . . . . .   46

PART III
          10.   Directors and Executive Officers
                  of the Registrant. . . . . . . . . . . . . . . .   47
          11.   Executive Compensation . . . . . . . . . . . . . .   48
          12.   Security Ownership of Certain
                  Beneficial Owners and Management and
                  Related Stockholder Matters. . . . . . . . . . .   48
          13.   Certain Relationships and Related Transactions . .   48
          14.   Principal Accounting Fees and Services . . . . . .   48

PART IV
          15.   Exhibits, Financial Statement Schedules. . . . . .   49
                     Financial Statements. . . . . . . . . . . . .   49
                     List of Exhibits. . . . . . . . . . . . . . .   49
                     Signatures. . . . . . . . . . . . . . . . . .   53
                     Quarterly Financial Data (Unaudited). . . . .   54

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

      The Company's shares are listed on the New York Stock Exchange under the symbol LDR. As of September 30, 2006, there were 9,094,190 shares outstanding.

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

      The Company offers its service for measuring the dosages of x-ray, gamma radiation and other penetrating ionizing radiations to which the wearer has been exposed, primarily through optically stimulated luminescent ("OSL") badges worn by client personnel. This technology is marketed under the trade name Luxel+<registered trademark> and InLightTM.

      Landauer believes that its business is primarily dependent upon the Company's technical competence, the quality, reliability and price of its services and products, and its prompt and responsive performance.

      While most of the Company's revenues are domestic, these services are also marketed by Landauer in Canada and by its subsidiaries in other parts of the world. On October 1, 1998, the Company acquired a 75% interest in SAPRA-Landauer, Ltda., which provides radiation dosimetry services in Brazil. On December 28, 1998, SAPRA-Landauer acquired the radiation dosimetry service business formerly conducted by REM in Sao Paulo, Brazil. During July 1999, the Chinese government approved the Company's 70% owned joint venture with China National Nuclear Corporation known as Beijing-Landauer, Ltd., which provides radiation monitoring services in China.

      On April 2, 2002, the Company completed an agreement to merge its European operations with the radiation monitoring business operated by Laboratoire Central des Industries Electriques ("LCIE"), a wholly-owned subsidiary of Bureau Veritas ("BV"), a professional services company involved in quality, health and safety, and environmental management. Under the agreement, Landauer exchanged its United Kingdom radiation monitoring business and certain technologies for a 51% controlling interest in the new subsidiary named Landauer-Europe, Ltd., formerly LCIE-Landauer, Ltd. LCIE contributed its radiation monitoring business, all of which is located in France. Landauer-Europe has its headquarters and laboratory in Fontenay-aux-Roses, a Paris suburb. Landauer-Europe serves France-based customers from this location and serves the United Kingdom customers from Oxford, England. As part of the formation of the new entity, Landauer-Europe purchased the Philips France radiation monitoring business. In April 2004,

Landauer consummated an agreement with BV to acquire the remaining 49% minority interest in Landauer-Europe owned by BV's subsidiary, LCIE, for $10.4 million in cash.

      Landauer's radiation monitoring activities also include operations in Japan through Nagase-Landauer, Ltd., a 50%-owned joint venture, which commenced operations in 1974.

      Landauer operates a crystal manufacturing facility in Stillwater, Oklahoma that it acquired in August 1998. Crystal material is a component in the Company's OSL technology.

      Landauer's InLight dosimetry system, introduced in 2003, provides small and mid-sized in-house and commercial laboratories with the ability to provide in-house radiation monitoring services using OSL technology. InLight services may involve a customer acquiring or leasing dosimetry devices as well as analytical reading equipment from the Company. The system is based on the Company's proprietary technology and instruments, and dosimetry devices developed by Matsushita Industrial Equipment Company and allows customers the flexibility to tailor their precise dosimetry needs.

      Landauer's operations include services for the measurement and monitoring of radon gas (referred to as "sales of radon kits"). Its wholly-owned subsidiary, HomeBuyer's Preferred, Inc., offers a service, targeted to corporate employee relocation programs, which provides radon monitoring and, when necessary, remediation to purchasers of personal residences. Testing requires the customer to deploy a radon detector and return the detector to the Company's laboratories for dose determination and reporting. The Company assists with remediation services on properties where radon measurements exceed a specified threshold.

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

      Worldwide, the Company and its affiliates serve approximately 68,000 customers representing approximately 1.5 million individuals. The customer base is diverse and fragmented with no single customer representing greater than 2% of revenue. Typically, a client will contract on a subscription basis for one year of service in advance, representing monthly, bimonthly or quarterly badges, readings and reports. Customer relationships in the radiation monitoring market are generally stable and recurring. Deferred contract revenue, as shown on the consolidated balance sheet, represents advance payment for services to be rendered for those customers invoiced in advance. At September 30, 2006 and 2005, deferred contract revenue was $13,761,000 and $12,702,000, respectively.

      The Company's radiation monitoring services are largely based on the Luxel+ dosimeter system in which all analyses are performed at the Company's laboratories in Glenwood, Illinois. Luxel+ employs the Company's proprietary OSL technology. Recently, the Company introduced the InLight dosimetry system that enables certain customers to make their own measurements using OSL technology. InLight is marketed to the smaller radiation measurement laboratories found at nuclear power plants, military installations, national research laboratories, and commercial services. Landauer has positioned the InLight system as both a product line and a radiation monitoring service in ways that others can directly benefit from the technical and operational advantage of OSL technology. The resulting business models include:

      . The provision of InLight systems to subsidiary and partner laboratories.

      . The sale of radiation detection monitors, analytical instruments and custom analytical software to independent laboratories throughout the world to replace their existing technologies with an OSL-based radiation dosimetry system.

      . Lease and rental options for InLight systems by in-house laboratories such as nuclear power plants, Department of Energy facilities and others for their temporary or permanent use in radiation safety programs; and

      . The sale of the MicroStar system, a miniaturized OSL reader based on InLight technology, to hospitals, laboratories and others that require specialized radiation measurements for a variety of purposes.

      For most radiation dosimetry laboratories operating around the world the laboratory must maintain accreditation with a regulatory body to provide the user with a formal record of dose - a process that is expensive and time consuming. By combining the implementation of an InLight system in the laboratory and "dose of record" determination by Landauer or a Company affiliated and accredited facility, the user can provide its workers with the periodic radiation safety management infrastructure without the need to maintain its own accreditation. Additionally, dosimetry management software options provide the ability to measure incremental radiation dose of workers at regular intervals over long periods of time.

      For those customers that require the establishment of an on-site laboratory but do not have the need or ability to maintain inventories of ready-to-wear devices for their employees, the InLight system allows providing those devices by Landauer at predetermined intervals. This option reduces investment in the dosimetry system and adds the convenience of on-time delivery of devices. InLight also forms the basis for Landauer's European operations and other future operations that might occur where local requirements preclude using a U.S. or other foreign-based laboratory.

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

      As of September 30, 2006, the Company is using OSL technology to provide dosimetry services to essentially its entire domestic and many of its international customers. These licenses and systems represent an important proprietary component of the OSL-based radiation monitoring services and products sold under the trade names Luxel, Luxel+ and InLight. Additionally, the Company holds certain patents that relate to various dosimeter designs, radiation measurement materials and methods, and optical data storage techniques using aluminum oxide generated from the Company's research and development activities. These patents expire in 2017 through 2024.

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

COMPETITION

      In the United States, Landauer competes against a number of dosimetry service providers. One of these providers, Global Dosimetry Solutions, a division of Mirion Technologies, is a significant competitor with substantial resources. Other competitors in the United States that provide dosimetry services tend to be smaller companies, some of which operate on a regional basis. Outside of the United States, radiation monitoring activities are conducted by a combination of private entities and government agencies.

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

RESEARCH AND DEVELOPMENT

      The Company's technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. The development of OSL dosimetry, announced in 1994, was funded by the Company in its collaborative effort with Battelle Memorial Institute and Oklahoma State University. The Company commercialized this technology beginning in 1998 and has converted most of its customers to the new technology. Presently, research efforts seek to expand the use of OSL, particularly as it applies to radiation measurements in therapeutic and diagnostic radiology and nuclear medicine as well as to environmental radiation dosimetry, and investigate the usage of OSL in optical data storage.

      The Company also participates regularly in several technical professional societies, both domestic and international, that are active in the fields of health physics and radiation detection and monitoring.

      In fiscal 2006, 2005, and 2004, the Company spent $1,769,000, $1,704,000, and $1,758,000, respectively, on research and development activities.

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

EMPLOYEES AND LABOR RELATIONS

      As of September 30, 2006, the Company employed approximately 420 full-time employees worldwide. As a matter of policy, Landauer seeks to maintain good relations with employees at all locations.

AVAILABLE INFORMATION

      As a reporting company, Landauer is subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and, accordingly, files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, Landauer's public filings are maintained on the SEC's Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. In addition, Landauer's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be accessed free of charge through Landauer's website as soon as reasonably practicable after Landauer has electronically filed such material with, or furnished it to, the SEC. The address of Landauer's website is http://www.landauerinc.com.

      A copy of the Company's Annual Report on Form 10-K is available free of charge upon the written request of any shareholder.

      Pursuant to Section 303A.12(a), Landauer, Inc. has complied with the New York Stock Exchange requirement to provide an annual CEO certification no later than 30 days following the Company's annual meeting.


ITEM 1A.    RISK FACTORS

      In addition to factors discussed elsewhere in this Annual Report on Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

WE RELY ON A SINGLE FACILITY FOR THE MANUFACTURING AND PROCESSING OF OUR PRODUCTS AND SERVICES.

      Landauer conducts its primary manufacturing and laboratory processing operations and performs significant functions for some of its international operations from a single facility in Glenwood, Illinois. If the Company were to lose availability of its primary facility due to fire, natural disaster or other disruptions, the Company's operations could be significantly impaired. Although the Company maintains business interruption insurance, there can be no assurance that the proceeds of such insurance would be sufficient to offset any loss the Company might incur or that the Company would be able to retain its customer base if operations were so disrupted.

WE RELY ON A SINGLE FACILITY FOR THE MANUFACTURING OF CRYSTAL MATERIAL, A KEY COMPONENT IN OUR OSL TECHNOLOGY, AND A SINGLE VENDOR FOR THE
MANUFACTURING OF INLIGHT PRODUCTS.

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

      Landauer conducts business in numerous international markets such as Japan, France, the United Kingdom, Brazil, Canada, Australia and China. Foreign operations are subject to a number of special risks, including, among others, currency exchange rate fluctuations; disruption in relations; political and economic unrest; trade barriers; exchange controls; expropriation; and changes in laws and policies, including those governing foreign owned operations.

OUR BUSINESS IS SUBJECT TO EXTENSIVE DOMESTIC AND FOREIGN GOVERNMENT REGULATIONS, WHICH COULD INCREASE OUR COSTS, CAUSE US TO INCUR LIABILITIES AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

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


ITEM 1B.    UNRESOLVED STAFF COMMENTS

      At September 30, 2006, the Company does not have any unresolved written comments from the Commission staff regarding its periodic or current reports under the Act.


ITEM 2.     PROPERTIES

      Landauer owns three adjacent buildings totaling approximately 60,000 square feet in Glenwood, Illinois, about 30 miles south of Chicago. The properties house the Company's administrative offices, information technology resources, laboratory, assembly and reading operations, and warehouse. The properties and equipment of the Company are in good condition and, in the opinion of management, are suitable and adequate for the Company's operations. The Company maintains a crystal growth facility in Stillwater, Oklahoma and maintains laboratories in Japan, through its joint venture with Nagase-Landauer, Ltd., Brazil, China, and France, as well as a sales office in Oxford, England.


ITEM 3.     LEGAL PROCEEDINGS

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of September 30, 2006, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the three months ended September 30, 2006.

                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's common stock is traded on the New York Stock Exchange under the trading symbol LDR, since its listing in January 2002. Previously, the Company's common stock was traded on the American Stock Exchange. A summary of market prices of the Company's common stock is set forth in the table on page 54 of this Annual Report on Form 10-K. As of December 5, 2006, there were approximately 600 shareholders of record. There were no sales of unregistered securities of the Company and no repurchases of equity securities of the Company during fiscal 2006 by the Company.

      On November 9, 2006, the Company announced that it had increased the regular quarterly cash dividend by 6% to $0.475 per share for the first quarter of fiscal 2007. This increase represents an annual rate of $1.90 per share compared with $1.80 paid in fiscal 2006. A summary of cash dividends paid for the last two years is set forth in the table on page 54 of this Annual Report on Form 10-K.


ITEM 6.     SELECTED FINANCIAL DATA

                     FIVE YEAR SELECTED FINANCIAL DATA
                      LANDAUER, INC. AND SUBSIDIARIES

                           (Dollars in Thousands, Except Per Share Data)
                           ---------------------------------------------
For the years
ended September 30,         2002    2003(1)   2004(2)  2005(3)  2006(4)
-------------------        -------  -------   -------  -------  -------
OPERATING RESULTS
-----------------

Net revenues . . . . . . . $58,608  $64,818   $69,809  $75,221  $79,043
Operating income . . . . .  24,399   23,857    27,720   26,551   29,505
Net income . . . . . . . .  16,180   15,019    17,770   17,208   19,046
Diluted net income
  per share. . . . . . . . $  1.83  $  1.69   $  1.98  $  1.90  $  2.09
Cash dividends
  per share. . . . . . . . $  1.40  $  1.50   $  1.60  $  1.70  $  1.80

Total assets . . . . . . . $60,257  $64,238   $77,518  $85,859  $90,674

----------

  (1) Fiscal 2003 includes an asset impairment charge of $2,750,000 related to the Company's Aurion product line, offset by $500,000 lower incentive compensation expense. The resulting decline in operating income of $2,250,000 reduced net income by $1,356,000 (after income tax benefit of $894,000) or $0.15 per diluted share.

  (2) The Company acquired the remaining 49% minority interest in Landauer-Europe in fiscal 2004.

  (3) Fiscal 2005 includes a management reorganization charge of $2,300,000, reducing net income by $1,386,000 (after income tax benefit of $914,000) or $0.15 per diluted share.

  (4) Fiscal 2006 includes reorganization charges and management transition charges of $1,650,000, reducing net income by $994,000 (after income tax benefit of $656,000) or $0.11 per diluted share.

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

      Landauer operates a mature business, and growth in numbers of customers is modest. In recent years, the Company's strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has been developing new platforms and formats for its OSL technology, such as InLight, to gain access to markets where the Company previously did not have a significant presence, such as smaller in-house and commercial laboratories. Revenue growth in recent years has occurred as a result of increased prices for certain services, entry into new markets through joint ventures and acquisitions, modest unit growth, and new ancillary services and products. The Company believes pricing in the domestic market has become more competitive and may not be able to continue to obtain price increases from its customers.

RESULTS OF OPERATIONS

FISCAL 2006 COMPARED TO FISCAL 2005

      Revenues for fiscal 2006 were $79,043,000 an increase of 5.1% compared with revenues of $75,221,000 for fiscal 2005. Domestic revenue growth for fiscal 2006 was $2,910,000, or 4.8%, from gains in the core radiation monitoring business, strong performance for the HomeBuyer's Preferred subsidiary, and a doubling of domestic InLight revenue predominantly through the sale of equipment. International revenue increased $912,000, or 6.4%, supported by growth in most markets led by InLight services in France.

      Total cost of revenues for fiscal 2006 were $28,734,000, an increase of $426,000 or 1.5%, compared with cost of revenues of $28,308,000 for fiscal 2005. Gross margins for fiscal 2006 were 63.6% of revenues, compared with 62.4% in fiscal 2005. The improvement in gross margin is due primarily to reductions in labor, operating supplies and postage costs as a result of the profit improvement program initiated in the second quarter of fiscal 2006, partially offset by increased depreciation expense.

      Selling, general and administrative expenses for fiscal 2006 were $19,154,000, an increase of $1,092,000 or 6.1%, compared with selling, general and administrative expenses of $18,062,000 for fiscal 2005. The increase is primarily driven by higher incentive compensation expense from equity based compensation programs under SFAS 123R.

      During fiscal 2006, the Company recognized $1,650,000 for reorganization expense and management transition costs. In the second quarter of 2006, the Company initiated programs to reorganize several departments and functions to eliminate redundant positions, require employees to meet established performance criteria, and significantly alter or eliminate some benefit programs. The implementation of these programs resulted in a pre-tax charge in the amount of $600,000 primarily related to severance payments, extended employee benefits and related separation costs. In September of 2006, Landauer recognized an additional reorganization charge of $1,050,000 for management transition expenses primarily related to early retirement incentives and associated pension benefit expenses arising from the retirement of the Company's former chief financial officer and the resignation of the vice president of operations. During fiscal 2005, Landauer recognized reorganization expense in the amount of $2,300,000 associated with various organizational changes, including early retirement incentives and related pension benefit expenses arising from the retirement of the Company's former chief executive officer, recruitment expenses related to the recent election of a new chief executive officer and severance and other costs related to additional personnel changes. These charges had the following impact on results in fiscal 2006 and 2005, respectively:

                                       2006              2005
                                   ------------      ------------

      Operating income . . . .     $ (1,650,000)     $ (2,300,000)
      Tax benefit. . . . . . .          656,000           914,000
                                   ------------      ------------
      Net income . . . . . . .     $   (994,000)     $ (1,386,000)
                                   ============      ============
      Diluted earnings
        per share. . . . . . .     $      (0.11)     $      (0.15)

      Operating income for fiscal 2006 was $29,505,000 an increase of $2,954,000 or 11.1%, compared with operating income of $26,551,000 for fiscal 2005. Operating income as a percentage of revenue were 37.3% in fiscal 2006 compared to 35.3% in fiscal 2005. The improvement was driven by lower reorganization expense as outlined above and reductions in the operating cost structure as a result of the profit improvement plan initiated in the second quarter of fiscal 2006.

      Net other income, including equity in income of joint venture, for fiscal 2006 was $1,492,000 an increase of $111,000 or 8.0%, compared with other income of $1,381,000 for fiscal 2005. The increase in other income is due to increases in interest and investment income offset partially by lower Nagase-Landauer, Ltd. equity earnings, due to a charge for the write-down of accounts receivable. The Company's share of the charge was $237,000.

      Income tax expense for fiscal 2006 and 2005 was $11,783,000 and $10,623,000, respectively. The effective tax rate was 38.0% in both fiscal 2006 and 2005.

      Net income for the year just ended was $19,046,000, an increase of 10.7% compared with net income of $17,208,000 for fiscal 2005 with resulting diluted earnings per share for the current year at $2.09 compared with $1.90 reported a year ago.

FISCAL 2005 COMPARED TO FISCAL 2004

      Revenues reported for fiscal 2005 were $75,221,000, an increase of 7.8% compared with revenues of $69,809,000 reported for fiscal 2004. Domestic revenue growth for fiscal 2005 was $2,923,000 or 5.0%, and was attributable to gains in pricing, unit volume and ancillary service fees for the Company's core radiation monitoring business and growth in InLight equipment sales. International revenue growth was $2,489,000, or 21.3%, for the year and reflected favorable currency translation, pricing gains and unit volume, primarily in InLight services, in most foreign markets.

      Total cost of revenue for fiscal 2005 were $28,308,000 an increase of $2,856,000 or 11.2%, compared with cost of revenue of $25,452,000 for fiscal 2004. Gross margins for fiscal 2005 were 62.4% of revenues, compared with 63.5% in fiscal 2004. The decline in gross margin is due primarily to increases in depreciation, direct labor and postage costs.

      Selling, general and administrative expenses for fiscal 2005 were $18,062,000 an increase of $1,425,000 or 8.6%, compared with selling, general and administrative expenses of $16,637,000 for fiscal 2004. The increase was primarily driven by increased costs associated with foreign operations, higher professional fees and outside service costs for Sarbanes-Oxley compliance, information services support and marketing studies.

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

      Net other income, including equity in income of joint venture, was higher in 2005 primarily due to higher Nagase-Landauer, Ltd. earnings compared with 2004. Landauer's 2004 acquisition of the remaining equity in Landauer-Europe resulted in lower minority interest expense compared with a year ago. The effective tax rate for fiscal 2005 was 38.0% compared with 37.4% for fiscal 2004 as a result of higher state income taxes and lower foreign tax credits.

      Net income for fiscal 2005 was $17,208,000, a decrease of 3.2% compared with net income of $17,770,000 for fiscal 2004 with resulting diluted earnings per share for fiscal 2005 at $1.90 compared with $1.98 reported in fiscal 2004.

FOURTH QUARTER RESULTS OF OPERATIONS

   Revenues for the fourth fiscal quarter of 2006 were $20,184,000, an increase of $1,194,000, or 6.3% compared with $18,990,000 a year ago. Revenue growth during the fourth quarter of fiscal 2006 was attributable to modest gains in domestic revenue, strong performance for the HomeBuyer's Preferred subsidiary, and international growth driven by InLight services and currency. Cost of revenues for the fourth quarter of fiscal 2006 were $6,673,000 a decrease of $208,000, or 3.0% compared to $6,881,000 for
fiscal 2005.   The decline is primarily due to reductions in labor costs
from the profit improvement plan initiated in the second quarter of the fiscal year. Selling, general and administrative costs for the fourth quarter of 2006 were $4,812,000, an increase of $288,000, or 6.4% compared to $4,524,000 in fiscal 2005, due primarily to compensation related costs. Reorganization costs primarily for management transition costs were $1,050,000 and $2,300,000 in the fourth quarter of fiscal 2006 and 2005, respectively.

   Operating income for the fourth fiscal quarter of 2006 was $7,649,000, an increase of $2,364,000, or 44.7% compared with $5,285,000 a year ago. Other income for the fourth quarter decreased by $166,000 to $188,000 in fiscal 2006 due primarily to lower Nagase-Landauer, Ltd. equity earnings, which included a charge related to the write-down of accounts receivable, of which the Company's share was $237,000. Income tax expense and the effective tax rates were $3,131,000 and 40.0% in fiscal fourth quarter 2006, and $2,490,000 and 44.2% in the fiscal fourth quarter 2005, respectively. The higher effective tax rate in 2005 was due to a change in the estimated annual effective tax rate due to higher state taxes and lower foreign tax credits.

   Net income for the quarter just ended was $4,670,000, an increase of 50.5% compared with net income of $3,104,000 for fourth quarter 2005 with resulting diluted earnings per share for the current quarter at $0.51 compared with $0.34 reported a year ago.

OUTLOOK FOR FISCAL 2007

      Landauer's business plan for fiscal 2007 currently anticipates aggregate revenue growth for the year to be in the range of 4 - 5%. The Company anticipates this will translate into a net income increase in the range of 6 - 8% excluding the impact of the fiscal 2006 restructuring charge and management transition costs. However, this performance could be impacted by investments necessary to support the acceleration of long-term growth.

LIQUIDITY AND CAPITAL RESOURCES

      Landauer generated $5,822,000 in cash during fiscal year 2006 to end the year with $15,420,000 in cash on hand. The Company made payments of $2,599,000 on its line of credit, ending the year with a balance of $1,649,000.

      Cash flows provided by operating activities for fiscal 2006 was $24,013,000, an increase of $2,856,000, or 13.5%, from fiscal 2005. The increase is due primarily to lower cash expenses and dividends received from Nagase-Landauer, Ltd.

      Investing activities included acquisitions of property, plant and equipment in the amounts of $3,498,000, $4,068,000 and $4,773,000 in fiscal 2006, 2005 and 2004, respectively. In addition, the Company acquired the remaining 49% of Landauer-Europe for $10,404,000 in fiscal 2004. Cash paid for income taxes was $12,713,000, $10,501,000 and $10,156,000 in fiscal
2006, 2005 and 2004, respectively. Capital expenditures for fiscal 2007 are expected to be approximately $9,200,000, principally for the development of supporting software systems, and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

      The Company's financing activities are comprised of credit facility activities and payments of cash dividends to shareholders and minority partners, offset partially by proceeds from the exercise of stock options. During fiscal 2006, 2005 and 2004, the Company paid cash dividends of $16,044,000, or $1.80 per share; $15,002,000, or $1.70 per share; and
$13,990,000, or $1.60 per share, respectively, and such amounts have been provided from operations.

      As described in Note 6 to the financial statements, the Company maintains a credit facility, which expires in March 2007. As amended, the credit facility permits borrowing up to $15,000,000, with an option for the Company to increase to $25,000,000. In April 2004, the Company borrowed $7,724,000 to acquire the remaining 49% minority interest in Landauer-Europe. At September 30, 2006 and 2005, outstanding borrowings under the credit agreement were $1,649,000 and $4,048,000, respectively. The borrowings are classified as current liabilities and are denominated in euros, which is the functional currency of Landauer-Europe. In the event the credit facility is not renewed at maturity, it is expected that cash on hand, cash flows from operations, and the Company's borrowing capacity will be sufficient to satisfy the obligation. In the opinion of management, cash flows from operations and the Company's borrowing capacity under its line of credit are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program. From time to time, the Company may have the opportunity to make investments for acquisitions or other purposes, and borrowings can be made under the current credit facility to fund such investments. The Company intends to renew the credit facility prior to expiration.

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments, reflected on the balance sheet as "Deferred Contract Revenue", amounted to $13,761,000 and $12,702,000, respectively, as of September 30, 2006 and 2005. While these amounts represent approximately 48% and 43% of current liabilities, respectively as of September 30, 2006 and 2005, such amounts generally do not represent a cash requirement.

      All customers are invoiced in accordance with the Company's standard terms, with payment generally due thirty days from date of invoice. Considering the Company's invoicing practices and that a significant portion of the Company's revenues are subject to health care industry reimbursement cycles, the average days of sales outstanding for the Company have ranged from 43 to 83 days over the course of fiscal 2006 and fiscal 2005.

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

CONTRACTUAL OBLIGATIONS

      As of September 30, 2006, the resources required for scheduled payment of contractual obligations were as follows:

                                 Scheduled payments by fiscal year
                            -------------------------------------------
(Dollars in                                                      There-
Thousands)                  Total     2007    2008-09  2010-11   after
-----------                -------  -------   -------  -------  -------

Notes payable (1). . . . . $ 1,649  $ 1,649   $    --  $    --  $    --
Interest payable (2) . . .      38       38        --       --       --
Operating leases (3) . . .     458      329       129       --       --
Purchase obligations (4) .   4,232    4,232        --       --       --
Postretirement
  benefits (5) . . . . . .   3,825    1,274       526      606    1,419
Dividends (6). . . . . . .   4,092    4,092        --       --       --
                           -------  -------   -------  -------  -------
                           $14,294  $11,614   $   655  $   606  $ 1,419
                           =======  =======   =======  =======  =======
----------
  (1) Notes payable pertain to the line of credit with a maturity date of March 25, 2007. The credit agreement is annually renewable upon agreement of the parties.

  (2) Interest payable is computed through the March 25, 2007 line of credit maturity date using 4.81%, the rate at which the line of credit is fixed through maturity.

  (3) The Company has several small operating leases that are short-term in nature; it has no material operating or capital leases.

  (4) Includes accounts payable under other agreements to purchase goods or services including open purchase orders.

  (5) Includes required contributions to the Company's defined benefit pension plan in fiscal 2007 and estimated future benefit payments for the supplemental key executive retirement plans and a terminated retirement plan that provides certain retirement benefits payable to non-employee directors.

  (6) Cash dividends in the amount of $0.45 per share were declared on September 12, 2006 and paid on October 6, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."
This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and will become effective for the Company in fiscal 2008. The Company is currently evaluating the impact to its financial position and results of operations.

      In July 2006, the Securities and Exchange Commission ("SEC") approved comprehensive changes in the requirements for disclosing executive and director compensation, related person transactions, director independence and other corporate governance matters, and security ownership of officers and directors. These changes affect disclosure in proxy statements, annual reports and registration statements, as well as the current reporting of compensation arrangements. The new disclosures will be required for the Company's Annual Report on Form 10-K and Proxy Statement for the fiscal year ending September 30, 2007.

      In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." The Statement requires companies to recognize on their balance sheet the funded status of their defined benefit pension and other postretirement benefit plans and to recognize changes in the funded status of these plans through comprehensive income in the year in which the changes occur. The Statement also requires companies to measure the plan assets and its obligations as of the end of the employer's fiscal year. The provisions of SFAS No. 158 will be effective for the Company at the end of fiscal 2007. The effect on the Company's financial statements is dependent upon assumptions used and actual returns on assets at the time of adoption. The Company is currently evaluating the impact to its financial position and results of operations.

      In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 requires companies to quantify the impact of all correcting misstatements, focusing on both the balance sheet and income statement impact of misstatements, on the current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. SAB No. 108 is currently expected to have no impact on the Company's consolidated financial statements.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that SFAS No. 157 will have a material impact on its consolidated financial statements.

INFLATION

      The Company strives to reflect the inflationary impact of materials, labor and other operating costs and expenses in its prices. The market for the services and products that the Company offers, however, is highly competitive, and in some cases has limited the ability of the Company to offset inflationary cost increases.

FORWARD LOOKING STATEMENTS

      Certain matters contained in this report, including the information contained under the heading "Outlook for Fiscal 2007" in Item 7 of this report, constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties. These include the following, without limitation: assumptions, risks and uncertainties associated with the company's development and introduction of new technologies in general; introduction and customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence
(OSL) technology to new platforms and formats, such as Luxel+; the costs associated with the company's research and business development efforts; the usefulness of older technologies; the anticipated results of operations of the company and its subsidiaries or ventures; valuation of the company's long-lived assets or business units relative to future cash flows; changes in pricing of products and services; changes in postal and delivery practices; the company's business plans; anticipated revenue and cost growth; the risks associated with conducting business internationally; other anticipated financial events; the effects of changing economic and competitive conditions; foreign exchange rates; government regulations; accreditation requirements; and pending accounting pronouncements. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the company's business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth in Item 1A. "Risk Factors" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" and information contained in the Company's reports filed, from time to time, with the SEC.

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

REVENUE RECOGNITION AND DEFERRED CONTRACT REVENUE

      Substantially all of the services provided by the Company to its customers are of a subscription nature and are continuous. The Company views its business as services provided to customers over a period of time and the wear period is the period over which those services are provided. Badge production, wearing of badges, badge analysis, and report preparation are integral to the benefit that the Company provides to its customers. These services are provided to customers on an agreed-upon recurring basis (monthly, bi-monthly or quarterly) that the customer chooses for the wear period. Revenue is recognized on a straight-line basis, adjusted for changes in pricing and volume, over the wear period as the service is continuous and no other discernible pattern of recognition is evident. Revenues are recognized over the periods in which the customers wear the badges irrespective of whether invoiced in advance or in arrears. The amounts recorded as deferred contract revenue in the consolidated balance sheet represent customer deposits invoiced in advance during the preceding twelve months for services rendered over the succeeding twelve months, and are net of services rendered through the respective consolidated balance sheet date. Such advance billings amounted to $13,761,000 and $12,702,000, respectively, as of September 30, 2006 and September 30, 2005. Management believes that the amount of deferred revenue shown at the respective consolidated balance sheet dates fairly represents the level of business activity it expects to conduct with customers invoiced under this arrangement.

PROPERTY, PLANT & EQUIPMENT

      Plant and equipment (including dosimetry badges and software) are recorded at cost and are depreciated or amortized on a straight-line basis over the estimated useful lives, which are primarily 30 years for buildings and three to eight years for equipment. Landauer assesses the carrying value of its property, plant and equipment and the remaining useful lives whenever events or circumstances indicate the carrying value may not be recoverable or the estimated useful life may no longer be appropriate. Factors that could trigger this review include competitive conditions, government regulations and technological changes. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized. Landauer capitalizes, as a component of equipment, internal software costs in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Such costs amounted to $1,427,000, $1,449,000, and $1,960,000, respectively, for fiscal years 2006, 2005 and 2004.

GOODWILL AND OTHER INTANGIBLE ASSETS

      Landauer's intangible assets include purchased customer lists, licenses, patents and goodwill, an asset with an indefinite life. The balance of goodwill, net of accumulated amortization, was $13,273,000 at September 30, 2006 and $13,261,000 at September 30, 2005. The Company acquired goodwill primarily from its acquisitions of Landauer-Europe and SAPRA-Landauer as well as other smaller investments. Purchased customer lists are recorded at cost and are amortized on a straight-line basis over estimated useful lives, which range from 10 to 15 years. Patents and licenses are also recorded at cost and are amortized on a straight-line basis over their useful lives, which range from 10 to 17 years. SFAS No. 142, which requires that goodwill and certain intangible assets with indefinite lives no longer be amortized to earnings, but be reviewed periodically for impairment. Under SFAS 142, the impairment review of goodwill and other intangible assets that are not being amortized generally must be based on fair values. The Company's methodology for testing goodwill for impairment includes a review of potential impairment triggering events, financial analysis of future undiscounted cash flows projections by investment, and tests of fair market value. As a result of applying the impairment provisions of SFAS No. 142, no impairment loss was required.

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

      The pension expenses and benefit obligations recorded for these plans are dependent on actuarial assumptions. These assumptions include discount rates, expected return on plan assets, interest costs, expected compensation increases, benefits earned, mortality rates, and other factors. If actual results are significantly different than those forecasted or if future changes are made to these assumptions, the amounts recognized for these plans could change significantly. The weighted-average actuarial assumptions used to determine the fiscal 2006 pension expense included the following: discount rate of 5.75% compared to 6.25% for prior year; expected return on plan assets of 7.50% compared to 8.00% for prior year; and rate of compensation increase of 3.50%, lower than the fiscal 2005 rate of 5.17%. The weighted-average assumptions used to determine benefit obligations at September 30, 2006 were a discount rate of 5.90% compared to the fiscal 2005 rate of 5.75% and a rate of compensation increase of 3.50% compared to the prior year rate of 5.17%.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk, including changes in foreign currency exchange rates and interest rates. The financial statements of the Company's non-U.S. subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the functional currency. To date, the market risk associated with foreign currency exchange rates has not been material in relation to the Company's financial position, results of operations, or cash flows. These risks could increase, however, as the Company expands in international markets. The Company does not have any significant trade accounts receivable, trade accounts payable, or commitments in a currency other than that of the reporting unit's functional currency. A 10% adverse change in the underlying foreign currency exchange rates would not have a material impact to our financial condition, and reported results of operations would decline by approximately $350,000. As such, the Company does not currently use derivative financial instruments to manage the exposure in its non-U.S. operations or for trading or speculative purposes.

      The Company seeks to manage its exposure to adverse interest rate changes through its normal operations and does not use any derivative financial instruments to manage such exposure. The Company uses a line of credit to provide for a portion of its financing needs. At September 30, 2006, the balance outstanding under this arrangement was $1,649,000. Interest costs would increase by approximately $16,500 for each percentage point increase in the rate of interest on this credit facility, assuming current balances.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        CONSOLIDATED BALANCE SHEETS
                      LANDAUER, INC. AND SUBSIDIARIES


                                                        (DOLLARS IN
                                                         THOUSANDS)
                                                     ------------------
AS OF SEPTEMBER 30,                          NOTES     2006      2005
-------------------                         -------  --------  --------

ASSETS

Current assets:
  Cash and cash equivalents. . . . . . . .       1   $ 15,420  $  9,598
  Receivables, net of allowances of
    $567 in 2006 and $408 in 2005. . . . .             20,284    17,987
  Inventories. . . . . . . . . . . . . . .       1      2,508     2,634
  Prepaid expenses and
    other current assets . . . . . . . . .      10      1,499     2,703
  Prepaid income taxes . . . . . . . . . .     1 & 5      407     1,153
  Deferred income taxes. . . . . . . . . .       5      1,859     1,514
                                                     --------  --------
Current assets . . . . . . . . . . . . . .             41,977    35,589
                                                     --------  --------

Property, plant and equipment, at cost:          1
  Land and improvements. . . . . . . . . .                634       634
  Buildings and improvements . . . . . . .              4,230     4,073
  Equipment. . . . . . . . . . . . . . . .             41,225    38,694
                                                     --------  --------
                                                       46,089    43,401
  Less: accumulated depreciation
    and amortization . . . . . . . . . . .            (29,673)  (25,494)
                                                     --------  --------
Net property, plant and equipment. . . . .             16,416    17,907
                                                     --------  --------

Equity in joint venture. . . . . . . . . .       3      3,980     4,467
Goodwill and other intangible assets,
  net of amortization. . . . . . . . . . .       4     19,650    20,187
Dosimetry devices, net of amortization
  of $7,789 in 2006 and $5,911 in 2005 . .       1      6,502     6,537
Deferred income taxes. . . . . . . . . . .       5      1,222        --
Other assets . . . . . . . . . . . . . . .       3        927     1,172
                                                     --------  --------

ASSETS . . . . . . . . . . . . . . . . . .           $ 90,674  $ 85,859
                                                     ========  ========
















The accompanying notes are an integral part of these financial statements.

                        CONSOLIDATED BALANCE SHEETS
                                (CONTINUED)
                      LANDAUER, INC. AND SUBSIDIARIES


                                                        (DOLLARS IN
                                                         THOUSANDS)
                                                     ------------------
AS OF SEPTEMBER 30,                          NOTES     2006      2005
-------------------                         -------  --------  --------

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
  Accounts payable . . . . . . . . . . . .           $  1,439  $  1,595
  Notes payable. . . . . . . . . . . . . .       6      1,649     4,048
  Dividends payable. . . . . . . . . . . .              4,092     3,815
  Deferred contract revenue. . . . . . . .       1     13,761    12,702
  Accrued compensation and
    related costs. . . . . . . . . . . . .              2,815     2,329
  Accrued pension costs. . . . . . . . . .       8        923       864
  Accrued taxes on income. . . . . . . . .     1 & 5      160       444
  Other accrued expenses . . . . . . . . .              3,590     4,036
                                                     --------  --------
Current liabilities. . . . . . . . . . . .             28,429    29,833
                                                     --------  --------

Non-current liabilities:
  Pension and postretirement
    obligations. . . . . . . . . . . . . .       8      8,348     7,062
  Deferred income taxes. . . . . . . . . .       5         --       238
                                                     --------  --------
Non-current liabilities. . . . . . . . . .              8,348     7,300
                                                     --------  --------

Minority interest in subsidiary. . . . . .                198       128

Commitments and contingencies. . . . . . .       9         --        --

STOCKHOLDERS' INVESTMENT                      7 & 10
Preferred stock, $.10 par value
  per share, authorized 1,000,000
  shares; none issued. . . . . . . . . . .                 --        --
Common stock, $.10 par value per
  share, authorized 20,000,000
  shares; 9,094,190 and 9,029,793
  issued and outstanding,
  respectively, in 2006 and 2005 . . . . .                909       903
Premium paid in on common stock. . . . . .             19,641    17,147
Accumulated other comprehensive
  loss . . . . . . . . . . . . . . . . . .               (498)     (375)
Retained earnings. . . . . . . . . . . . .             33,647    30,923
                                                     --------  --------
Stockholders' investment . . . . . . . . .             53,699    48,598
                                                     --------  --------
LIABILITIES AND
  STOCKHOLDERS' INVESTMENT . . . . . . . .           $ 90,674  $ 85,859
                                                     ========  ========










The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF INCOME
                       LANDAUER, INC. & SUBSIDIARIES


                                              (DOLLARS IN THOUSANDS,
                                                EXCEPT PER SHARE)
                                           ----------------------------
FOR THE YEARS
ENDED SEPTEMBER 30,                NOTES     2006      2005      2004
-------------------               ------   --------  --------  --------

Net revenues . . . . . . . . . .      1    $ 79,043  $ 75,221  $ 69,809
                                           --------  --------  --------

Costs and expenses
  Cost of sales. . . . . . . . .             28,734    28,308    25,452
  Selling, general, and
    administrative . . . . . . .      1      19,154    18,062    16,637
  Reorganization charges . . . .     11       1,650     2,300        --
                                           --------  --------  --------
                                             49,538    48,670    42,089
                                           --------  --------  --------

Operating income . . . . . . . .             29,505    26,551    27,720
Equity in income of
  joint venture. . . . . . . . .      3       1,141     1,352     1,083
Other income, net. . . . . . . .                351        29        40
                                           --------  --------  --------

Income before taxes. . . . . . .             30,997    27,932    28,843
Income taxes . . . . . . . . . .    1 & 5   (11,783)  (10,623)  (10,786)
                                           --------  --------  --------

Income before minority
  interest . . . . . . . . . . .             19,214    17,309    18,057
Minority interest. . . . . . . .               (168)     (101)     (287)
                                           --------  --------  --------

Net income . . . . . . . . . . .           $ 19,046  $ 17,208  $ 17,770
                                           ========  ========  ========

Net income per share:                 2
  Basic. . . . . . . . . . . . .           $   2.11  $   1.92  $   2.00
  Diluted. . . . . . . . . . . .           $   2.09  $   1.90  $   1.98
                                           ========  ========  ========























The accompanying notes are an integral part of these financial statements.

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                                             AND COMPREHENSIVE INCOME
                                           LANDAUER, INC. & SUBSIDIARIES
                                                                                       (DOLLARS IN THOUSANDS)
                                                  Premium
                                                  Paid       Accumulated                  Total
                                                  in on         Other                     Stock-     Compre-
                                       Common     Common     Comprehensive   Retained    holders'    hensive
                                       Stock      Stock      Income (Loss)   Earnings   Investment   Income
                                      --------    --------   -------------   --------   ----------   --------
Balance September 30, 2003 . . . . .     $ 884    $ 12,207         $ (100)   $ 25,434    $ 38,425
Options exercised. . . . . . . . . .        11       2,193             --          --       2,204
Net income . . . . . . . . . . . . .        --          --             --      17,770      17,770    $ 17,770
Foreign currency translation
  adjustment . . . . . . . . . . . .        --          --           (151)         --        (151)       (151)
Dividends. . . . . . . . . . . . . .        --          --             --     (14,251)    (14,251)         --
                                         -----    --------         ------    --------    --------    --------
Comprehensive Income . . . . . . . .                                                                 $ 17,619
                                                                                                     ========
Balance September 30, 2004 . . . . .     $ 895    $ 14,400         $ (251)   $ 28,953    $ 43,997
Options exercised. . . . . . . . . .         8       2,747             --          --       2,755
Net income . . . . . . . . . . . . .        --          --             --      17,208      17,208    $ 17,208
Foreign currency translation
  adjustment . . . . . . . . . . . .        --          --            111          --         111         111
Minimum pension liability
  adjustment . . . . . . . . . . . .        --          --           (235)         --        (235)       (235)
Dividends. . . . . . . . . . . . . .        --          --             --     (15,238)    (15,238)         --
                                         -----    --------         ------    --------    --------    --------
Comprehensive Income . . . . . . . .                                                                 $ 17,084
                                                                                                     ========
Balance September 30, 2005 . . . . .     $ 903    $ 17,147         $ (375)   $ 30,923    $ 48,598
Stock-based compensation
  arrangements . . . . . . . . . . .         6       2,494             --          --       2,500
Net income . . . . . . . . . . . . .        --          --             --      19,046      19,046    $ 19,046
Foreign currency translation
  adjustment . . . . . . . . . . . .        --          --            (65)         --         (65)        (65)
Minimum pension liability
  adjustment . . . . . . . . . . . .        --          --            (58)         --         (58)        (58)
Dividends. . . . . . . . . . . . . .        --          --             --     (16,322)    (16,322)         --
                                         -----    --------         ------    --------    --------    --------
Comprehensive Income . . . . . . . .                                                                 $ 18,923
                                                                                                     ========
Balance September 30, 2006 . . . . .     $ 909    $ 19,641         $ (498)   $ 33,647    $ 53,699
                                         =====    ========         ======    ========    ========

                    The accompanying notes are an integral part of these financial statements.

                                                        25

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                       LANDAUER, INC. & SUBSIDIARIES


                                               (DOLLARS IN THOUSANDS)
FOR THE YEARS ENDED                        ----------------------------
SEPTEMBER 30,                                2006      2005      2004
-------------------                        --------  --------  --------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . .   $ 19,046  $ 17,208  $ 17,770

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
    Depreciation . . . . . . . . . . . .      7,513     6,626     5,197
    Amortization . . . . . . . . . . . .        652       642       497
    Equity in net income of foreign
      affiliate. . . . . . . . . . . . .     (1,141)   (1,352)   (1,083)
    Dividends from foreign affiliate . .      1,967        --       598
    Stock-based compensation . . . . . .        888        61        --
    Tax benefit from stock-based
      compensation arrangements. . . . .        442       887     1,451
    Excess tax benefit from stock-
      based compensation arrangements. .       (244)       --        --
    Loss on sale and disposition of
      assets . . . . . . . . . . . . . .        127        78        87
    Increase in accounts receivable,
      net. . . . . . . . . . . . . . . .     (2,111)   (2,979)   (1,290)
    Increase in other current assets . .       (205)     (993)     (862)
    Increase in dosimetry devices
      at cost. . . . . . . . . . . . . .     (2,409)   (3,758)   (2,492)
    Increase in other long-term assets .     (1,633)     (222)     (294)
    Increase (decrease) in accounts
      payable and other current
      liabilities. . . . . . . . . . . .       (830)    2,400     1,075
    Increase in deferred contract
      revenue. . . . . . . . . . . . . .      1,005        87        89
    Increase in long-term liabilities. .        777     2,372     1,184
    Increase in minority interest. . . .        169       100       278
                                           --------  --------  --------
      Net cash provided by
        operating activities . . . . . .     24,013    21,157    22,205
                                           --------  --------  --------

Cash flows used by investing activities:
    Acquisition of property, plant
      & equipment. . . . . . . . . . . .     (3,498)   (4,068)   (4,773)
    Acquisition of minority interests. .         --        --   (10,404)
                                           --------  --------  --------
      Net cash used by
        investing activities . . . . . .     (3,498)   (4,068)  (15,177)
                                           --------  --------  --------

Cash flows used by financing activities:
    Proceeds from revolving credit
      facilities . . . . . . . . . . . .         --     1,500     8,025
    Payments on revolving credit
      facilities . . . . . . . . . . . .     (2,599)   (2,593)   (2,763)
    Dividends paid to minority interest.       (102)      (85)     (915)
    Dividends paid to stockholders . . .    (16,044)  (15,002)  (13,990)
    Proceeds from the exercise
      of stock options . . . . . . . . .      3,465       111       753
    Excess tax benefit from stock-
      based compensation arrangements. .        244        --       --
    Repayment to affiliate . . . . . . .         --        --      (404)
                                           --------  --------  --------
      Net cash used by
        financing activities . . . . . .    (15,036)  (16,069)   (9,294)
                                           --------  --------  --------

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                       LANDAUER, INC. & SUBSIDIARIES


                                               (DOLLARS IN THOUSANDS)
FOR THE YEARS ENDED                        ----------------------------
SEPTEMBER 30,                                2006      2005      2004
-------------------                        --------  --------  --------

    Effects of foreign currency
      translation. . . . . . . . . . . .        343       (17)     (151)

Net increase (decrease) in cash
  and cash equivalents . . . . . . . . .      5,822     1,003    (2,417)
Opening balance -
  cash and cash equivalents. . . . . . .      9,598     8,595    11,012
                                           --------  --------  --------
Ending balance -
  cash and cash equivalents. . . . . . .   $ 15,420  $  9,598  $  8,595
                                           ========  ========  ========

Supplemental disclosure of
  cash flow information:
    Cash paid for income taxes . . . . .   $ 12,713  $ 10,501  $ 10,156
                                           ========  ========  ========

Supplemental non-cash investing
  & financing information:
    Dividends declared but not paid. . .   $  4,092  $  3,815  $  3,577
                                           ========  ========  ========





































The accompanying notes are an integral part of these financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      LANDAUER, INC. AND SUBSIDIARIES


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of Landauer, Inc.; Landauer-Europe, Ltd. and HomeBuyer's Preferred, Inc., its wholly-owned subsidiaries; SAPRA-Landauer, Ltda., its 75%-owned subsidiary and Beijing-Landauer, Ltd., its 70%-owned subsidiary, ("Landauer" or the "Company"). Nagase-Landauer, Ltd. (50%-owned) is a Japanese corporation that is accounted for on the equity basis. All material intercompany transactions have been eliminated.

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

      The Company sells radiation monitoring products to its customers, principally InLight products, for their use in conducting radiation measurements or managing radiation detection programs. Revenues from product sales are recognized when shipped.

      Revenues are shown net of nominal sales allowance adjustments.

RESEARCH AND DEVELOPMENT

      The cost of research and development programs is charged to selling, general and administrative expense as incurred and amounted to approximately $1,769,000 in fiscal 2006, $1,704,000 in fiscal 2005 and $1,758,000 in fiscal 2004. Research and development costs include salaries and allocated employee benefits, third-party research contracts, depreciation and supplies.

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

ADVERTISING

      The Company expenses the costs of advertising as incurred.
Advertising expense amounted to $317,000 in fiscal 2006, $408,000 in fiscal 2005 and $396,000 in fiscal 2004.

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

STOCK-BASED COMPENSATION

       Prior to fiscal 2006, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25"), and adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB 25, as stock options were granted with an exercise price equal to the market value of the stock on the date of grant, no stock-based compensation cost was reflected in net income for grants of stock options prior to fiscal 2006.

      Effective October 1, 2005, the Company adopted SFAS No. 123 (Revised
2004), "Share-Based Payment," ("SFAS 123R"), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation for fiscal 2006 includes compensation expense, recognized over the applicable vesting periods, for new share-based awards granted in fiscal 2006 and for share-based awards granted prior to, but not yet vested, as of September 30, 2005. Stock-based compensation totaled approximately $888,000 and $61,000 for fiscal 2006 and 2005, respectively. The total income tax benefit recognized in the consolidated statements of income related to stock-based compensation was approximately $353,000 and $24,000 during fiscal 2006 and 2005, respectively. No compensation expense or tax benefit was recognized in fiscal 2004.

      Under APB 25, pro-forma expense for stock options was recorded ratably over the applicable vesting period, which generally ranged from 0 to 4 years. Upon adoption of SFAS 123R, compensation expense is recorded ratably over the vesting period. Had the fair value based accounting method for stock-based compensation prescribed by SFAS No. 123 been used, the Company's net income and earnings per share for fiscal 2005 and 2004 would have been reduced to the pro-forma amounts illustrated as follows:

(AMOUNTS IN THOUSANDS,
EXCEPT PER SHARE)                                    2005        2004
---------------------                               -------     -------

Net income - as reported . . . . . . . . . . . .    $17,208     $17,770
Deduct: Fair value based compensation
  expense, net of taxes. . . . . . . . . . . . .     (1,849)     (1,282)
                                                    -------     -------

Net income - pro forma . . . . . . . . . . . . .    $15,359     $16,488
                                                    =======     =======

Earnings per share:
  Basic - as reported. . . . . . . . . . . . . .    $  1.92     $  2.00
  Basic - pro forma. . . . . . . . . . . . . . .    $  1.71     $  1.85

  Diluted - as reported. . . . . . . . . . . . .    $  1.90     $  1.98
  Diluted - pro forma. . . . . . . . . . . . . .    $  1.70     $  1.84

      The weighted average fair values of option grants were $10.76 and $8.17 during fiscal 2005 and 2004, respectively. No stock options were granted in fiscal 2006. The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                     2005        2004
                                                   --------    --------
Expected volatility. . . . . . . . . . . . . . .     23.73%      24.22%
Risk-free interest rate. . . . . . . . . . . . .      4.27%       4.27%
Expected lives . . . . . . . . . . . . . . . . .   10 years    10 years
Dividend yield . . . . . . . . . . . . . . . . .      3.44%       4.02%

      Expected volatility and the expected life of stock options are based on historical experience. The risk free rate was derived from the implied yield available on U.S. Treasury zero-coupon issues with a remaining term, as of the date of grant, equal to the expected term of the option.

      In addition to stock options, key employees and/or non-employee directors are eligible to receive performance shares and restricted stock, under the Company's 2005 Long-Term Incentive Plan. Performance shares represent a right to receive shares of common stock upon satisfaction of performance goals or other specified metrics. Performance shares are paid out in common stock and will be fully vested upon issuance. The fair value of performance shares and restricted stock is based on the average of the Company's high and low stock prices on the date of grant. Compensation expense for performance shares is recorded ratably over the vesting period, assuming that achievement of performance goals is deemed probable. The weighted average fair values of restricted share grants, including restricted stock and performance shares, were $46.32 and $47.48 during fiscal 2006 and 2005, respectively. No restricted share awards were granted in fiscal 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."
This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and will become effective for the Company in fiscal 2008. The Company is currently evaluating the impact to its financial position and results of operations.

      In July 2006, the Securities and Exchange Commission ("SEC") approved comprehensive changes in the requirements for disclosing executive and director compensation, related person transactions, director independence and other corporate governance matters, and security ownership of officers and directors. These changes affect disclosure in proxy statements, annual reports and registration statements, as well as the current reporting of compensation arrangements. The new disclosures will be required for the Company's Annual Report on Form 10-K and Proxy Statement for the fiscal year ending September 30, 2007.

      In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." The Statement requires companies to recognize on their balance sheet the funded status of their defined benefit pension and other postretirement benefit plans and to recognize changes in the funded status of these plans through comprehensive income in the year in which the changes occur. The Statement also requires companies to measure the plan assets and its obligations as of the end of the employer's fiscal year. The provisions of SFAS No. 158 will be effective for the Company at the end of fiscal 2007. The effect on the Company's financial statements is dependent upon assumptions used and actual returns on assets at the time of adoption. The Company is currently evaluating the impact to its financial position and results of operations.

      In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB
No. 108 requires companies to quantify the impact of all correcting misstatements, focusing on both the balance sheet and income statement impact of misstatements, on the current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. SAB No. 108 is currently expected to have no impact on the Company's consolidated financial statements.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that SFAS No. 157 will have a material impact on its consolidated financial statements.


2.    INCOME PER COMMON SHARE

      Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock that would have been outstanding assuming dilution during each year. The Company considered the impact of SFAS 123R on the computation of diluted shares. The Company adopted SFAS 123R using the modified prospective method and elected to use the alternative transition method ("short-cut method") to determine its pool of windfall tax benefits.

      Following is a table that shows the weighted average number of shares of common stock for the years ended September 30:

(AMOUNTS IN THOUSANDS)                   2006        2005        2004
----------------------                  -------     -------     -------

Weighted average number
  of shares of common
  stock outstanding. . . . . . . . .      9,045       8,966       8,894
Effect of dilutive securities:
  stock-based awards
  issued to employees. . . . . . . .         67          72          77
                                        -------     -------     -------
Weighted average number
  of shares of common
  stock assuming dilution. . . . . .      9,112       9,038       8,971
                                        =======     =======     =======

      Following is a table that provides net income and earnings per share for the years ended September 30:

(DOLLARS IN THOUSANDS,
EXCEPT PER SHARE)                        2006        2005        2004
----------------------                  -------     -------     -------

Net income . . . . . . . . . . . . .    $19,046     $17,208     $17,770
    Basic EPS. . . . . . . . . . . .    $  2.11     $  1.92     $  2.00
    Diluted EPS. . . . . . . . . . .    $  2.09     $  1.90     $  1.98


3.    EQUITY IN JOINT VENTURE

      Landauer's 50% interest in the common stock of Nagase-Landauer, Ltd., a Japanese corporation located in Tokyo and engaged in providing radiation monitoring services in Japan, is accounted for on the equity basis. The related equity in earnings of this joint venture is included in its own caption in the accompanying Statements of Income. During 2006 Landauer received dividend payments of $1,386,000 and $581,000 for fiscal years 2006 and 2005, respectively. At September 30, 2005, Landauer, Inc. dividends receivable due from Nagase-Landauer, Ltd. of $581,000 are reported in other assets. In fiscal 2004, Nagase-Landauer, Ltd. distributed dividends to Landauer, Inc. in the amount of $598,000.

      Condensed unaudited results of operations for Nagase-Landauer, Ltd. are as follows, converted into U.S. dollars at the average rate of exchange, for the years ended September 30:

(DOLLARS IN THOUSANDS)                   2006        2005        2004
----------------------                  -------     -------     -------

Revenues . . . . . . . . . . . . . .    $15,192     $13,892     $13,687
Income before income taxes . . . . .      4,168       4,261       3,838
Net income . . . . . . . . . . . . .      2,282       2,704       2,166
                                        -------     -------     -------
Average exchange rate (<yen>/$). . .      116.3       107.3       108.8
                                        =======     =======     =======

      Condensed unaudited balance sheets for the years ended September 30, 2006 and 2005, converted into U.S. dollars at the then-current rate of exchange, are as follows:

(DOLLARS IN THOUSANDS)                          2006       2005
----------------------                         -------    -------

Current assets . . . . . . . . . . . . . . .   $12,844    $14,754
Other assets . . . . . . . . . . . . . . . .     1,757      1,514
                                               -------    -------
Total assets . . . . . . . . . . . . . . . .   $14,601    $16,268
                                               =======    =======

Liabilities. . . . . . . . . . . . . . . . .   $ 6,638    $ 7,334
Stockholders' investment . . . . . . . . . .     7,963      8,934
                                               -------    -------
Total liabilities and
  stockholders' investment . . . . . . . . .   $14,601    $16,268
                                               =======    =======


4. GOODWILL AND OTHER INTANGIBLE ASSETS

      The components of goodwill and other intangible assets for the years ended September 30, 2006 and 2005 were as follows:

(DOLLARS IN THOUSANDS)                          2006       2005
----------------------                         -------    -------

Goodwill, net of pre-2002 amortization
  of $3,283 in 2006 and $3,281 in 2005
  (no longer amortized). . . . . . . . . . .   $13,273    $13,261
Customer lists, net of amortization
  of $2,000 in 2006 and $1,474 in 2005
  (useful life of 10-15 years) . . . . . . .     4,825      5,181
Licenses and patents, net of amortization
  of $438 in 2006 and $369 in 2005
  (useful life of 10-17 years) . . . . . . .       458        449
Deferred pension costs (not amortized) . . .       962      1,109
Other intangibles, net of amortization
  of $445 in 2006 and $390 in 2005
  (useful life of 10 years). . . . . . . . .       132        187
                                               -------    -------
Total. . . . . . . . . . . . . . . . . . . .   $19,650    $20,187
                                               =======    =======

      The intangible asset amounts noted above are presented net of accumulated amortization of $6,166,000 at September 30, 2006 and $5,514,000 at September 30, 2005. Amortization of intangible assets was $652,000, $642,000, and $497,000 for the years ended September 30, 2006, 2005 and 2004, respectively. Estimated annual aggregate amortization expense related to intangible assets will be approximately $644,000, $638,000, $579,000, $574,000, and $504,000, respectively, for each of the next five years.

5. INCOME TAXES

      The components of the provision for income taxes for the years ended September 30, 2006, 2005 and 2004 were as follows:

                                                      2006

(DOLLARS IN THOUSANDS)                      Current  Deferred    Total
---------------------                       -------  --------   -------
Federal. . . . . . . . . . . . . . . . .    $10,932   $(1,455)  $ 9,477
State. . . . . . . . . . . . . . . . . .      2,657      (351)    2,306
                                            -------   -------   -------
Total. . . . . . . . . . . . . . . . . .    $13,589   $(1,806)  $11,783
                                            =======   =======   =======

                                                      2005

                                            Current  Deferred    Total
                                            -------  --------   -------
Federal. . . . . . . . . . . . . . . . .    $10,916   $(2,151)  $ 8,765
State. . . . . . . . . . . . . . . . . .      2,292      (434)    1,858
                                            -------   -------   -------
Total. . . . . . . . . . . . . . . . . .    $13,208   $(2,585)  $10,623
                                            =======   =======   =======

                                                      2004

                                            Current  Deferred    Total
                                            -------  --------   -------
Federal. . . . . . . . . . . . . . . . .    $ 8,757   $   220   $ 8,977
State. . . . . . . . . . . . . . . . . .      1,765        44     1,809
                                            -------   -------   -------
Total. . . . . . . . . . . . . . . . . .    $10,522   $   264   $10,786
                                            =======   =======   =======

      The provision for taxes on income in each period differs from that which would be computed by applying the statutory U.S. federal income tax rate to income before taxes. The following is a summary of the major items affecting the provision:

(DOLLARS IN THOUSANDS)                   2006        2005        2004
----------------------                  -------     -------     -------

Statutory federal income tax rate. .        35%         35%         35%
Computed tax provision at
  statutory rate . . . . . . . . . .    $10,849     $ 9,776     $10,095
Increases (decreases) resulting from:
  State income tax provision
    net of federal benefit . . . . .      1,499       1,208       1,176
  Other. . . . . . . . . . . . . . .       (565)       (361)       (485)
                                        -------     -------     -------
Income tax provision in the statement
  of income. . . . . . . . . . . . .    $11,783     $10,623     $10,786
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

      Significant components of deferred taxes were as follows:

(DOLLARS IN THOUSANDS)                          2006       2005
----------------------                         -------    -------
Deferred tax assets:
  Tangible asset amortization. . . . . . . .   $ 2,792    $ 1,977
  Pension accrual. . . . . . . . . . . . . .     2,693      1,695
  Compensation expense . . . . . . . . . . .       643        666
  Inventory reserve. . . . . . . . . . . . .        34         43
  Medical insurance claims . . . . . . . . .       555        549
  Foreign tax credit carryforward. . . . . .       127        414
  Other. . . . . . . . . . . . . . . . . . .       861        847
                                               -------    -------
                                               $ 7,705    $ 6,191
                                               =======    =======
Deferred tax liabilities:
  Depreciation . . . . . . . . . . . . . . .   $ 1,149    $ 1,285
  Software development . . . . . . . . . . .     2,381      2,532
  Intangible asset amortization. . . . . . .       823        945
  Other. . . . . . . . . . . . . . . . . . .       270        153
                                               -------    -------
                                               $ 4,623    $ 4,915
                                               =======    =======

      Deferred taxes are not provided on the undistributed earnings of certain subsidiaries operating outside of the United States that have been or are intended to be permanently reinvested outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting income tax liability in the United States.


6.    NOTES PAYABLE

      In April 2004, the Company negotiated a $25 million line of credit provided by LaSalle Bank, N.A. and borrowed $7,724,000 (euro-denominated) under this facility as part of funding the acquisition of the remaining 49% minority interest in Landauer-Europe. The credit facility provides funds that are to be used for working capital and other general corporate purposes. The credit agreement is annually renewable upon agreement of the parties and provides the Company with the option of electing to borrow funds denominated in U.S. dollars or Euros that bear interest rates based on the federal funds rate, prime rate, EURIBOR or LIBOR. It also contains certain covenants, including a covenant for minimum tangible net worth. The credit agreement was amended, effective March 25, 2005, to extend the maturity date to March 25, 2006 and reduce the aggregate loan commitment under the credit facility to $15 million, with an option for the Company to increase to $25 million. A second amendment was made effective March 25, 2006, to extend the maturity date to March 25, 2007 and increase the minimum tangible net worth covenant to $22.4 million. The remaining terms of the amended credit facility are consistent with the original credit facility. As of September 30, 2006, the Company was in compliance with all of the covenants contained in the credit agreement.

      The outstanding balance under the line of credit of $1,649,000 at September 30, 2006 is denominated in euros and bears interest at 4.81% until March 25, 2007, the maturity date of the line of credit. In the event the credit facility is not renewed at maturity, it is expected that cash on hand, cash flow from operations, and the Company's borrowing capacity will be sufficient to satisfy the obligation. The Company funds euro-based debt service payments from euro-denominated cash flows. The Company intends to renew the credit facility prior to expiration.

7.    CAPITAL STOCK

      Landauer has two classes of capital stock, preferred and common, with a par value of $0.10 per share for each class. As of September 30, 2006 and 2005, there were 9,094,190 and 9,029,793 shares of common stock issued and outstanding (20,000,000 shares are authorized), respectively. There are no shares of preferred stock issued (1,000,000 shares are authorized). Cash dividends of $1.80 per common share were paid in fiscal 2006. At
September 30, 2006, there were accrued and unpaid dividends of $4,092,000.

      Landauer has reserved 500,000 shares of common stock under its long-term incentive plan approved on February 3, 2005. Previously, Landauer had reserved 1,450,000 shares of common stock for grants under its equity compensation plans. Upon approval of the new plan in 2005, all shares reserved under prior plans were cancelled. Recipients of grants or options must execute a standard form non-compete agreement.


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

      Landauer maintains a 401(k) savings plan covering substantially all U.S. full-time employees. Qualified contributions made by employees to the plan are partially matched by the Company. For the fiscal years ended September 30, 2006, 2005 and 2004, $148,000, $143,000, and $141,000,
respectively, were provided to expense under the plan.

      Landauer adopted SFAS No. 106, "Accounting for Postretirement Benefits Other than Pensions" to account for the Company's unfunded retiree medical expense reimbursement plan. Under the terms of the plan, which covers retirees with ten or more years of service, the Company will reimburse retirees to age 70, or to age 65 in accordance with plan changes effective October 1, 2005, for (i) a portion of the cost of coverage under the then-current medical and dental insurance plans if the retiree is under age 65, or (ii) all or a portion of the cost of Medicare and supplemental coverage if the retiree is over age 64. The assumptions for health-care cost trend rates were 6% for those younger than 65, and 5% for those 65 and older.

      The Company uses a September 30 measurement date for its plans. The following tables set forth the status of these combined plans at September 30, 2006 and 2005.

                                          PENSION            OTHER
                                          BENEFITS          BENEFITS
                                     ----------------  ----------------
(DOLLARS IN THOUSANDS)                2006      2005     2006     2005
----------------------              -------   -------  -------  -------

Change in benefit obligation:
  Benefit obligation at
    beginning of year. . . . . . .  $21,349   $17,737  $ 2,007  $ 1,494
  Service cost . . . . . . . . . .    1,246     1,031       20      102
  Interest cost. . . . . . . . . .    1,153     1,072       82      108
  Effects of reorganizations . . .     (325)      701       --       --
  Plan amendments (1). . . . . . .       --        --     (840)      --
  Actuarial (gain) loss. . . . . .   (1,510)    1,106      261      339
  Benefits paid. . . . . . . . . .     (330)     (298)     (49)     (36)
                                    -------   -------  -------  -------
Benefit obligation at
  end of year. . . . . . . . . . .  $21,583   $21,349  $ 1,481  $ 2,007
                                    =======   =======  =======  =======
--------------------
  (1) Plan provisions were changed, effective October 1, 2005 for future retirees, to increase the minimum age for early retirement under the plan from 55 to 62 and to reduce the age to which benefits continue from 70 to 65.


                                         PENSION             OTHER
                                         BENEFITS           BENEFITS
                                    -----------------  ----------------
(DOLLARS IN THOUSANDS)               2006      2005      2006     2005
----------------------             --------  --------  -------  -------

Change in plan assets:
  Fair value of assets at
    beginning of year. . . . . . . $ 10,034  $  8,942  $    --  $    --
  Actual return on plan assets . .      516       547       --       --
  Employer contribution. . . . . .      862       843       49       36
  Benefits paid. . . . . . . . . .     (330)     (298)     (49)     (36)
                                   --------  --------  -------  -------
Fair value of assets at
  end of year. . . . . . . . . . . $ 11,082  $ 10,034  $    --  $    --
                                   ========  ========  =======  =======

Reconciliation of funded status:
  Funded status. . . . . . . . . . $(10,501) $(11,315) $(1,481) $(2,007)
  Unrecognized transition
    (asset) obligation . . . . . .       (6)      (12)      --      159
  Unrecognized prior service
    cost . . . . . . . . . . . . .    1,076     1,232     (555)      17
  Unrecognized net actuarial
    loss . . . . . . . . . . . . .    3,337     5,027      635      480
                                   --------  --------  -------  -------
Net amount recognized. . . . . . . $ (6,094) $ (5,068) $(1,401) $(1,351)
                                   ========  ========  =======  =======

      At September 30, 2006, the Company recognized on its balance sheet an additional minimum pension liability of $1,449,000 along with a related deferred pension cost reported in intangible assets of $962,000 and minimum pension liability charge in accumulated other comprehensive income of $293,000, net of tax. At September 30, 2005, the Company recorded an additional minimum pension liability of $1,499,000 along with a related deferred pension cost reported in intangible assets of $1,109,000 and minimum pension liability charge in accumulated other comprehensive income of $235,000, net of tax.

      At September 30, 2006 and 2005, the accumulated benefit obligation for all defined benefit pension plans was $18,572,000 and $16,413,000, respectively, and the accumulated benefit obligation exceeded plan assets for all pension plans. Information is set forth in the following table:

                                                  SEPTEMBER 30,
                                               ------------------
(DOLLARS IN THOUSANDS)                          2006       2005
----------------------                         -------    -------

Projected benefit obligation . . . . . . . .   $21,583    $21,349
Accumulated benefit obligation . . . . . . .    18,572     16,413
Fair value of plan assets. . . . . . . . . .    11,082     10,034


      Components of Net Periodic Benefit Cost:

                                          PENSION            OTHER
                                          BENEFITS          BENEFITS
                                     ----------------  ----------------
(DOLLARS IN THOUSANDS)                2006      2005     2006     2005
----------------------              -------   -------  -------  -------
Service cost . . . . . . . . . . .  $ 1,246   $ 1,031  $    20  $   102
Interest cost. . . . . . . . . . .    1,153     1,072       82      108
Expected return on plan assets . .     (772)     (724)      --       --
Amortization of transition (asset)
  obligation . . . . . . . . . . .       (6)       (6)      --       23
Amortization of prior service cost      156       156     (111)      17
Recognized net actuarial loss. . .      111       104      107       46
Effects of reorganizations . . . .       --       701       --       --
                                    -------   -------  -------  -------
Net periodic benefit cost. . . . .  $ 1,888   $ 2,334  $    98  $   296
                                    =======   =======  =======  =======

ASSUMPTIONS

      The weighted-average assumptions used to determine benefit obliga-tions at September 30 were as follows:

                                          PENSION            OTHER
                                          BENEFITS          BENEFITS
                                     ----------------  ----------------
                                      2006      2005     2006     2005
                                    -------   -------  -------  -------
Discount rate. . . . . . . . . . .    5.90%     5.75%    5.90%    5.75%
Rate of compensation increase. . .    3.50%     5.17%    3.50%    6.00%


      The weighted-average assumptions used to determine net periodic benefit cost for years ended September 30 were as follows:

                                          PENSION            OTHER
                                          BENEFITS          BENEFITS
                                     ----------------  ----------------
                                      2006      2005     2006     2005
                                    -------   -------  -------  -------
Discount rate. . . . . . . . . . .    5.75%     6.25%    5.75%    6.25%
Expected long-term return
  on plan assets . . . . . . . . .    7.50%     8.00%    0.00%    0.00%
Rate of compensation increase. . .    3.50%     5.17%    3.50%    6.00%

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

      Assumed health care cost trend rates at September 30 were:

                                                2006       2005
                                               -------    -------
Health care cost trend rate assumed
  for next year. . . . . . . . . . . . . . .       12%        12%
Rate to which the cost trend rate
  is assumed to decline
  (the ultimate trend rate). . . . . . . . .        6%         6%
Year that the rate reaches the
  ultimate trend rate. . . . . . . . . . . .      2012       2011


      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of September 30, 2006:

                                         1-PERCENTAGE- 1-PERCENTAGE-
                                             POINT         POINT
(DOLLARS IN THOUSANDS)                     INCREASE      DECREASE
----------------------                   ------------- -------------
Effect on total of service
  and interest cost. . . . . . . . . . .     $      5      $     (5)
Effect on postretirement
  benefit obligation . . . . . . . . . .           62           (58)


PLAN ASSETS

      Landauer's pension plan weighted-average asset allocations by asset category at September 30 were as follows:

                                                  PLAN ASSETS AT
                                                   SEPTEMBER 30
                                                -------------------
ASSET CATEGORY                                   2006        2005
--------------                                  -------     -------

Fixed income . . . . . . . . . . . . . . . . .      55%         53%
Equity securities. . . . . . . . . . . . . . .      44%         46%
Cash equivalents . . . . . . . . . . . . . . .       1%          1%
                                                -------     -------
Total. . . . . . . . . . . . . . . . . . . . .     100%        100%
                                                =======     =======

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

CONTRIBUTIONS

      The Pension Protection Act of 2006 raised the maximum deductible contribution, to a company's defined benefit pension plan, permitted under U.S. tax law to 150% of the plan's current liability minus the value of plan assets. This would increase the Company's allowable contribution for fiscal 2007 from approximately $1,200,000 to $7,800,000. The Company is evaluating funding alternatives and it is expected that cash flows from operations will be sufficient to fund contributions.

ESTIMATED FUTURE BENEFIT PAYMENTS

      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                               PENSION      OTHER
(DOLLARS IN THOUSANDS)                         BENEFITS    BENEFITS
----------------------                         --------    --------

2007 . . . . . . . . . . . . . . . . . . . . .   $  400        $ 81
2008 . . . . . . . . . . . . . . . . . . . . .      610          76
2009 . . . . . . . . . . . . . . . . . . . . .      760          80
2010 . . . . . . . . . . . . . . . . . . . . .      761          78
2011 . . . . . . . . . . . . . . . . . . . . .      813          70
Years 2012-2016. . . . . . . . . . . . . . . .    5,590         290


9.    COMMITMENTS AND CONTINGENCIES

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of September 30, 2006, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.


10. STOCK-BASED COMPENSATION

      The Company maintains three stock-based compensation plans for key employees and/or non-employee directors: (i) the Landauer, Inc. 1996 Equity Plan, as amended and restated through November 8, 2001 (the "1996 Equity Plan"); (ii) the Landauer, Inc. 1997 Non-Employee Director's Stock Option Plan, as amended and restated through November 8, 2001 (the "1997 Director's Plan"); and (iii) the Landauer, Inc. 2005 Long-Term Incentive Plan (the "2005 LTI Plan"). For future grants, the 2005 LTI Plan replaced the 1996 Equity Plan and the 1997 Director's Plan. The Company reserved 500,000 shares of its common stock for grant under the 2005 LTI Plan, and any shares reserved for award and unused under the previous two plans were cancelled. The Plans provide for grants of options to purchase the Company's common stock, restricted stock, restricted stock units, performance shares and units, and stock appreciation rights.

      STOCK OPTIONS

      Expense related to stock options issued to eligible employees under the Plans is recognized ratably over the vesting period. Stock options generally vest over a period of 0 to 4 years and have 10-year contractual terms.

      A summary of stock option activity during fiscal 2006 is presented below (in thousands, except option prices):

                                                Weighted-
                                                Average
                                   Weighted-    Remaining
                         Number    Average     Contractual   Aggregate
                           of      Exercise       Term       Intrinsic
                         Options    Price        (Years)       Value
                         -------   ---------   -----------   ---------

Options outstanding
  at October 1,
  2005 . . . . . . . .      534      $40.88
Exercised. . . . . . .      (58)      38.12
Forfeited. . . . . . .       (8)      44.11
                         ------      ------

Options outstanding
  at September 30,
  2006 . . . . . . . .      468      $41.29           7.1      $4,427
                         ======      ======        ======      ======

Options exercisable
  at September 30,
  2006 . . . . . . . .      450      $41.55           7.2      $4,137
                         ======      ======        ======      ======

      At September 30, 2006, unrecognized compensation expense related to stock options totaled approximately $25,000 and is expected to be recognized over a weighted-average period of 2.5 months. The intrinsic value of options exercised totaled approximately $590,000, $2,250,000 and $3,650,000 during fiscal 2006, 2005 and 2004, respectively.

RESTRICTED SHARE AWARDS

      Restricted share awards consist of performance shares and time vested restricted stock. Expense related to performance shares and restricted stock is recognized ratably over the vesting period. Restricted stock issued to eligible employees under the 2005 LTI plan vests over a period from 3 to 5 years, and performance shares contingently vest over various periods, depending on the nature of the performance goal.

      Restricted share transactions during fiscal 2006 were as follows (in thousands, except fair values):

                                         Number of      Weighted-
                                         Restricted     Average
                                           Share         Fair
                                           Awards        Value
                                         ----------    ----------
Restricted share awards
  outstanding at
  October 1, 2005. . . . . . . . . . .            8        $47.48

Granted. . . . . . . . . . . . . . . .           26         46.32
Vested . . . . . . . . . . . . . . . .          (11)        46.76
Forfeited. . . . . . . . . . . . . . .           (9)        46.53
                                             ------        ------
Restricted share awards
  outstanding at
  September 30, 2006 . . . . . . . . .           14        $46.57
                                             ======        ======

      At September 30, 2006, unrecognized compensation expense related to restricted share awards totaled approximately $494,000 and is expected to be recognized over a weighted average period of 2.2 years.

      Prepaid expenses and other current assets as of September 30, 2005 included $1.8 million related to amounts owed to the Company by the former Chief Executive Officer related to the exercise of vested options. Such amount was collected in October 2005.


11.   REORGANIZATION CHARGES

      In March 2006, the Company recognized expenses of approximately $600,000 for costs associated with the implementation of a profit improvement plan. In September 2006, the Company recognized expenses in the amount of approximately $1,050,000 associated with management organizational changes, including retirement incentives and related pension benefit expenses, arising from the retirement of the Company's former chief financial officer and the resignation of the vice president of operations, recruitment expenses related to the recent election of a new chief financial officer, severance charges, and other costs related to additional personnel changes.

      In September 2005, the Company recognized expense in the amount of $2,300,000 associated with various management organizational changes, including early retirement incentives and related pension benefit expenses arising from the retirement of the Company's former chief executive officer, recruitment expenses related to the recent election of a new chief executive officer and severance and other costs related to additional personnel changes.


12.   GEOGRAPHIC INFORMATION

      The Company operates in a single business segment, radiation monitoring services. The Company provides these services primarily to customers in the United States, as well as to customers in other geographic markets. The following table shows the geographical distribution of revenues for the fiscal years ended September 30, 2006, 2005 and 2004:

(DOLLARS IN THOUSANDS)             2006        2005        2004
----------------------           --------    --------    --------
Domestic . . . . . . . . . . .   $ 63,966    $ 61,056    $ 58,133
Europe - France and UK . . . .     10,114      10,068       8,104
Other countries. . . . . . . .      4,963       4,097       3,572
                                 --------    --------    --------
                                 $ 79,043    $ 75,221    $ 69,809
                                 ========    ========    ========

      Revenues of Nagase-Landauer, Ltd., the Company's joint venture in Japan, are not consolidated and are not included in the above table. Audited revenues of Nagase-Landauer, Ltd. for fiscal years 2006, 2005, and 2004 were $15,192,000, $13,892,000, and $13,687,000, respectively. See
Note 3 for additional information on Nagase-Landauer, Ltd.


13.   ACQUISITION OF MINORITY INTEREST IN LANDAUER-EUROPE, LTD.

      In April 2004, Landauer, Inc. consummated an agreement with Bureau Veritas ("BV") to acquire the 49% minority interest in Landauer-Europe owned by BV's subsidiary, Laboratoire Central Industries des Electriques ("LCIE"), for $10.4 million in cash. The purchase price was allocated to identifiable intangible assets based on estimates of fair value as determined by an independent third party valuation consultant. Substantially all of the purchase price, plus deferred tax liabilities recorded, was allocated to intangible assets including $3.9 million of customer lists (amortized over the estimated useful life of 15 years) and goodwill of $7.9 million. Had the acquisition occurred at the beginning of fiscal 2004, unaudited net income of the Company, on a proforma basis, would have been as follows (amounts in thousands, except per share data):

            Year Ended September 30,                 2004
            ------------------------               --------

            Proforma net income. . . . . . . . . . $ 17,887
            Diluted earnings per share . . . . . . $   1.99

      The unaudited proforma net income is for illustrative purposes only and is not necessarily indicative of the financial results had the acquisition actually occurred at the beginning of fiscal 2004.

      Landauer funded the purchase price from a combination of working capital funds in the amount of $2.7 million and $7.7 million borrowed under a credit facility obtained in April 2004. See Note 6 for additional information on the credit facility.

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To Stockholders and Board of Directors of Landauer, Inc.:

We have completed integrated audits of Landauer, Inc.'s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Landauer, Inc. and its subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company began recording share-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment" on October 1, 2005.

INTERNAL CONTROL OVER FINANCIAL REPORTING
-----------------------------------------

Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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




/s/ PricewaterhouseCoopers LLP


Chicago, Illinois
December 11, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


ITEM 9A.    CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") (the Company's principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures as of September 30, 2006 were effective.

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

      Management, including the CEO and CFO, has assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2006, based on the criteria described in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2006.

      Management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm which is included in Item 8. "Consolidated Financial Statements and Supplementary Data" on pages 22-45.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There have been no changes in the Company's internal control over financial reporting that occurred during the period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

      The executive officers of the Company are as follows:

NAME OF OFFICER               AGE         POSITION

William E. Saxelby            50          President and
                                          Chief Executive Officer

Jonathon M. Singer            42          Senior Vice President-
                                          Treasurer, Secretary,
                                          and Chief Financial Officer

Gerard P. Bilek               44          Vice President - Controller

R. Craig Yoder                54          Senior Vice President -
                                          Marketing and Technology

Richard E. Bailey             60          Senior Vice President -
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

      Mr. Singer joined the Company in October 2006 as Senior Vice President-Treasurer, Secretary, and Chief Financial Officer. Previously, he served as Vice President Global Finance, Chief Financial Officer for the Medical segment of Teleflex Incorporated. From 2004 to 2005, he served as Vice President, Strategy and Business Development for Teleflex's Medical segment. From 1998 through 2004, he worked in a number of positions within the Medical Products and Services business segment of Cardinal Health, Inc., most recently as its Vice President, Strategy and Business Development.

      Mr. Bilek was elected to his position in October 2006, after serving as the Company's Controller since 1999. Prior to joining the Company, he held various financial/accounting positions with increasing levels of responsibility. He holds an MBA from DePaul University and is a Certified Public Accountant.

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

                                  PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

      (1)   Financial Statements - The financial statements of
            Landauer listed under Item 8 herein.

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

            (10)(b) Amendment No. 1 to the Landauer, Inc. 1996 Equity Plan,
                    as amended and restated through November 8, 2001, is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

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

            (10)(e) Landauer, Inc. Directors' Retirement Plan dated
                    March 21, 1990 is incorporated by reference to Exhibit (10)(f) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

            (10)(f) Form of Supplemental Key Executive Retirement Plan of
                    Landauer, Inc., as amended and restated effective October 1, 2003, is incorporated by reference to Exhibit (10)(e) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

            (10)(g) The Landauer, Inc. Incentive Compensation Plan for
                    Executive Officers is incorporated by reference to
                    Exhibit 10(h) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

            (10)(h) The Landauer, Inc. 1997 Non-Employee Director's Stock
                    Option Plan, as amended and restated through November 8, 2001, is incorporated by reference to Exhibit (10)(g) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

            (10)(i) Amendment No. 1 to the Landauer, Inc. 1997 Non-Employee
                    Director's Stock Option Plan, as amended and restated through November 8, 2001, is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

            (10)(j) Employment agreements dated February 29, 1996 between the Registrant and Brent A. Latta, James M. O'Connell and R. Craig Yoder are incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

            (10)(k) Employment agreement dated November 9, 2002 between the Registrant and Robert M. Greaney is incorporated by reference to Exhibit (10)(i) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

            (10)(l) The Landauer, Inc. Executive Special Severance Plan
                    dated May 22, 2003 is incorporated by reference to Exhibit (10)(j) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

            (10)(m) The Credit Agreement between Landauer, Inc. and LaSalle
                    Bank N.A. is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

            (10)(n) Form of stock option award pursuant to the Landauer,
                    Inc. 1996 Equity Plan, as amended and restated through November 8, 2001, is incorporated by reference to
                    Exhibit 10(l) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

            (10)(o) The Landauer, Inc. 2005 Long-Term Incentive Plan is
                    incorporated by reference to Exhibit (10)(m) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

            (10)(p) Amendment No. 1 to the Landauer, Inc. 2005 Long-Term
                    Incentive Plan is incorporated by reference to
                    Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

            (10)(q) Form of stock option award pursuant to the Landauer,
                    Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit (10)(n) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

            (10)(r) Form of director's restricted share award pursuant to the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit (10)(o) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

            (10)(s) Form of key employee restricted share award pursuant to the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit (10)(p) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

            (10)(t) Employment agreement dated September 28, 2005 between the Registrant and William E. Saxelby is incorporated by reference to Exhibit (10)(q) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

            (10)(u) Amendment dated September 27, 2005 to the employment agreement between the Registrant and Brent A. Latta is incorporated by reference to Exhibit (10)(r) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

            (10)(v) Amendment dated March 25, 2005 to the Credit Agreement between Landauer, Inc. and LaSalle Bank N.A. is incorporated by reference to Exhibit (10)(s) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

            (10)(w) Second Amendment dated March 25, 2006 to the Credit
                    Agreement between the Registrant and LaSalle Bank N.A. is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 25, 2006.

            (10)(x) Amendment to Employment Agreement dated May 2, 2006 between the Registrant and R. Craig Yoder is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

            (10)(y) Employment agreement dated September 8, 2006 between the Registrant and Jonathon M. Singer is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 8, 2006.

            (10)(z) Form of Performance Stock Grant under the Landauer,
                    Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 16, 2006.

            (21)    Subsidiaries of the registrant are:

                    Beijing-Landauer, Ltd. (70%)
                    Beijing, P.R. China

                    SAPRA-Landauer, Ltda. (75%)
                    Sao Carlos - SP - Brazil

                    HomeBuyer's Preferred, Inc. (100%)
                    Glenwood, IL

                    Nagase-Landauer, Ltd. (50%)
                    Tokyo, Japan

                    Landauer-Europe, Ltd. and subsidiary (100%)
                    Paris, France
                    Oxford, United Kingdom

            31.1 Certification of William E. Saxelby, President and Chief Executive Officer, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

            31.2 Certification of Jonathon M. Singer, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

            32.1 Certification of William E. Saxelby, President and Chief Executive Officer, pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

            32.2 Certification of Jonathon M. Singer, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

      Exhibits 10(a), 10(b), 10(e), 10(f), 10(g), 10(h), 10(i), 10(j),
10(k), 10(l), 10(n), 10(o), 10(p), 10(q), 10(r), 10(s), 10(t), 10(u),
10(x), 10(y), and 10(z) listed above are management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

                                SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    LANDAUER, INC.


                                    By:   /s/ William E. Saxelby
                                          ------------------------------
December 11, 2006                         William E. Saxelby
                                          President and Chief
                                          Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                     Date
      ---------                       -----                     ----


/s/ William E. Saxelby       President and Director      December 11, 2006
William E. Saxelby        (Principal Executive Officer)


/s/ Jonathon M. Singer       Senior Vice President,      December 11, 2006
Jonathon M. Singer           Treasurer and Secretary
                            (Principal Financial and
                               Accounting Officer)


/s/ Robert J. Cronin                Director             December 11, 2006
Robert J. Cronin


/s/ E. Gail de Planque              Director             December 11, 2006
E. Gail de Planque


/s/ Gary D. Eppen                   Director             December 11, 2006
Gary D. Eppen


/s/ Stephen C. Mitchell             Director             December 11, 2006
Stephen C. Mitchell

/s/ Richard R. Risk                 Director             December 11, 2006
Richard R. Risk


/s/ Thomas M. White                 Director             December 11, 2006
Thomas M. White


/s/ Michael D. Winfield             Director             December 11, 2006
Michael D. Winfield


                                       QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             (Amounts in Thousands, Except Per Share)
                                                     -------------------------------------------------------
                                                      First      Second       Third      Fourth       Total
                                                     Quarter     Quarter     Quarter     Quarter      Year
                                                     -------     -------     -------     -------     -------

Net revenues                    2006                 $18,647     $20,621     $19,591     $20,184     $79,043
                                2005                 $18,325     $19,706     $18,200     $18,990     $75,221

Gross profit                    2006                 $11,214     $13,135     $12,449     $13,511     $50,309
                                2005                 $11,231     $12,444     $11,129     $12,109     $46,913

Operating income (1)(2)         2006                 $ 6,060     $ 8,034     $ 7,762     $ 7,649     $29,505
                                2005                 $ 6,720     $ 7,904     $ 6,642     $ 5,285     $26,551

Net income                      2006                 $ 4,007     $ 5,248     $ 5,121     $ 4,670     $19,046
                                2005                 $ 4,430     $ 5,143     $ 4,531     $ 3,104     $17,208

Diluted net income
  per share (1)(2)              2006                 $  0.44     $  0.58     $  0.56     $  0.51     $  2.09
                                2005                 $  0.49     $  0.57     $  0.50     $  0.34     $  1.90

Cash dividends per share        2006                 $ 0.450     $ 0.450     $ 0.450     $ 0.450     $  1.80
                                2005                 $ 0.425     $ 0.425     $ 0.425     $ 0.425     $  1.70

Common stock price per share    2006        high     $ 52.18     $ 52.24     $ 50.25     $ 53.00     $ 53.00
                                            low        43.90       44.42       43.11       44.45       43.11

                                2005        high     $ 50.30     $ 49.16     $ 53.00     $ 54.00     $ 54.00
                                            low        44.60       42.88       44.44       47.38       42.88


Weighted Average Diluted Shares Outstanding
                                2006                   9,104       9,098       9,104       9,142       9,112
                                2005                   9,019       9,025       9,039       9,071       9,038


  (1)  Includes reorganization charges and management transition charges of $1,650,000, reducing net income by
       $994,000 (after income tax benefit of $656,000) or $0.11 per diluted share in fiscal year 2006.

  (2)  Includes reorganization charges of $2,300,000, reducing net income by $1,386,000 (after income tax benefit of $914,000) or $0.15 per diluted share in the fourth quarter of fiscal year 2005.


                                                        54