Form 10-Q
period 2006-12-31
LANDAUER INC
filed 2007-02-08
CIK 825410

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549


                                 FORM 10-Q

      [ X ]  QUARTERLY REPORT pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


             For the quarterly period ended December 31, 2006

                                    or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                  Outstanding at January 31, 2007
      ----------------------------       -------------------------------
      Common stock, $.10 par value             9,146,093

PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                      LANDAUER, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheets (Unaudited)
                       (000's, except share amounts)



                                          December 31,   September 30,
                                             2006            2006
                                          ------------   -------------
ASSETS
------

Current assets:
    Cash and cash equivalents . . . . . .     $ 18,859        $ 15,420
    Receivables, net of allowances
      of $547 and $567, respectively. . .       21,066          20,284
    Inventories . . . . . . . . . . . . .        2,604           2,508
    Prepaid expenses and
      other current assets. . . . . . . .        1,848           1,499
    Prepaid income taxes. . . . . . . . .          134             407
    Deferred income taxes . . . . . . . .        1,859           1,859
                                              --------        --------
          Current assets. . . . . . . . .       46,370          41,977

Property, plant and equipment,
  at cost . . . . . . . . . . . . . . . .       46,809          46,089
    Less: Accumulated depreciation
      and amortization. . . . . . . . . .      (30,808)        (29,673)
                                              --------        --------
Net property, plant and equipment . . . .       16,001          16,416

Equity in joint venture . . . . . . . . .        3,763           3,980
Goodwill. . . . . . . . . . . . . . . . .       13,282          13,273
Other intangible assets, net of
  amortization of $3,041 and $2,883,
  respectively. . . . . . . . . . . . . .        6,241           6,377
Dosimetry devices, net of
  amortization of $8,386 and $7,789,
  respectively. . . . . . . . . . . . . .        6,231           6,502
Deferred income taxes . . . . . . . . . .        1,198           1,222
Other assets. . . . . . . . . . . . . . .          953             927
                                              --------        --------
                                              $ 94,039        $ 90,674
                                              ========        ========




















The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
             Consolidated Balance Sheets (Unaudited) (Cont'd.)
                       (000's, except share amounts)



                                          December 31,   September 30,
                                             2006            2006
                                          ------------   -------------
LIABILITIES AND
STOCKHOLDERS' INVESTMENT
------------------------

Current liabilities:
    Accounts payable. . . . . . . . . . .     $  2,143        $  1,439
    Notes payable . . . . . . . . . . . .          341           1,649
    Dividends payable . . . . . . . . . .        4,342           4,092
    Deferred contract revenue . . . . . .       14,501          13,761
    Accrued compensation and
      related costs . . . . . . . . . . .        1,948           2,815
    Accrued pension costs . . . . . . . .          499             923
    Accrued taxes on income . . . . . . .        1,425             160
    Other accrued expenses. . . . . . . .        4,256           3,590
                                              --------        --------
          Current liabilities . . . . . .       29,455          28,429

Non-current liabilities:
    Pension and postretirement
      obligations . . . . . . . . . . . .        8,405           8,348
                                              --------        --------
          Non-current liabilities . . . .        8,405           8,348

    Minority interest in subsidiary . . .          141             198

Stockholders' investment:
    Preferred stock, $.10 par value
      per share, authorized
      1,000,000 shares; none issued . . .            -               -
    Common stock, $.10 par value
      per share, authorized
      20,000,000 shares; 9,142,517
      and 9,094,190 shares issued and
      outstanding at December 31, 2006
      and September 30, 2006,
      respectively. . . . . . . . . . . .          914             909
    Premium paid in on common stock . . .       21,354          19,641
    Accumulated other comprehensive
      loss. . . . . . . . . . . . . . . .         (393)           (498)
    Retained earnings . . . . . . . . . .       34,163          33,647
                                              --------        --------
          Stockholders' investment. . . .       56,038          53,699
                                              --------        --------

                                              $ 94,039        $ 90,674
                                              ========        ========













The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
               Consolidated Statements of Income (Unaudited)
                     (000's, except per share amounts)



                                               Three Months Ended
                                          ----------------------------
                                          December 31,    December 31,
                                              2006            2005
                                          ------------    ------------

Revenues, net of sales allowances . . . .     $ 20,160        $ 18,647

Costs and expenses:
    Cost of sales . . . . . . . . . . . .        7,091           7,433
    Selling, general and
      administrative. . . . . . . . . . .        5,769           5,154
                                              --------        --------
                                                12,860          12,587
                                              --------        --------

Operating income. . . . . . . . . . . . .        7,300           6,060

Equity in income of joint venture . . . .          348             366
Other income, net . . . . . . . . . . . .          197              50
                                              --------        --------

Income before taxes . . . . . . . . . . .        7,845           6,476
Income taxes. . . . . . . . . . . . . . .        2,930           2,430
                                              --------        --------

Income before minority interest . . . . .        4,915           4,046
Minority interest . . . . . . . . . . . .           56              39
                                              --------        --------

Net income. . . . . . . . . . . . . . . .     $  4,859        $  4,007
                                              ========        ========

Net income per share:
    Basic . . . . . . . . . . . . . . . .     $   0.53        $   0.44
                                              ========        ========
    Based on average shares
      outstanding . . . . . . . . . . . .        9,113           9,025
                                              ========        ========

    Diluted . . . . . . . . . . . . . . .     $   0.53        $   0.44
                                              ========        ========
    Based on average shares
      outstanding . . . . . . . . . . . .        9,195           9,104
                                              ========        ========

















The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows (Unaudited)
                                  (000's)

                                                Three Months Ended
                                            --------------------------
                                            December 31,  December 31,
                                                2006          2005
                                            ------------  ------------
Cash flows from operating activities:
    Net income. . . . . . . . . . . . . . .     $  4,859      $  4,007
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation. . . . . . . . . . . . . .        1,850         1,849
    Amortization. . . . . . . . . . . . . .          158           161
    Equity in net income of foreign
      affiliate . . . . . . . . . . . . . .         (348)         (366)
    Dividends from foreign affiliate. . . .          532             -
    Stock-based compensation. . . . . . . .          225           135
    Tax benefit from stock-based
      compensation arrangements . . . . . .          573             -
    Excess tax benefit from stock-
      based compensation arrangements . . .         (529)            -
    Loss on sale and disposition
      of assets . . . . . . . . . . . . . .            -             4
    Increase in accounts receivable, net. .         (621)          (76)
    (Increase) decrease in other
      current assets. . . . . . . . . . . .         (437)        1,072
    Increase in dosimetry devices
      at cost . . . . . . . . . . . . . . .         (351)       (1,014)
    Increase in accounts payable
      and other current liabilities . . . .          881           185
    Increase in deferred contract revenue .          711           742
    Other operating activities. . . . . . .           81           408
                                                --------      --------
    Net cash provided by operating
      activities. . . . . . . . . . . . . .        7,584         7,107
Cash flows used by investing activities:
    Acquisition of property, plant
      and equipment . . . . . . . . . . . .         (770)       (1,122)
                                                --------      --------
    Net cash used by investing
      activities. . . . . . . . . . . . . .         (770)       (1,122)
Cash flows used by financing activities:
    Payments on revolving credit
      facilities. . . . . . . . . . . . . .       (1,375)         (180)
    Dividends paid to minority
      interest. . . . . . . . . . . . . . .         (117)         (102)
    Dividends paid to stockholders. . . . .       (4,094)       (3,816)
    Proceeds from the exercise of
      stock options . . . . . . . . . . . .        1,525         1,756
    Excess tax benefit from stock-
      based compensation arrangements . . .          529             -
                                                --------      --------
    Net cash used by financing activities .       (3,532)       (2,342)
    Effects of foreign currency
      translation . . . . . . . . . . . . .          157          (112)
                                                --------      --------
    Net increase in cash and
      cash equivalents. . . . . . . . . . .        3,439         3,531
    Opening balance - cash and
      cash equivalents. . . . . . . . . . .       15,420         9,598
                                                --------      --------
    Ending balance - cash and
      cash equivalents. . . . . . . . . . .     $ 18,859      $ 13,129
                                                ========      ========


The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (Unaudited)
                             December 31, 2006


(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or "the Company") as of December 31, 2006 and September 30, 2006, and the consolidated results of operations and cash flows for the three-month periods ended December 31, 2006 and 2005. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows.

      Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the results of operations or financial position.

      The results of operations for the three-month period ended
December 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

      The accounting policies followed by the Company are set forth in the 2006 Landauer Annual Report on Form 10-K. The source of revenues for the Company is radiation measuring and monitoring services including other services incidental to measuring and monitoring. The measuring and monitoring services provided by the Company to its customers are of a subscription nature and are continuous. The Company views its business as services provided to customers over a period of time and the wear period is the period over which those services are provided. Badge production, wearing of badges, badge analysis, and report preparation are integral to the benefit that the Company provides to its customers. These services are provided to customers on an agreed-upon recurring basis (monthly, bi-monthly or quarterly) that the customer chooses for the wear period. Revenue is recognized on a straight-line basis, adjusted for changes in pricing and volume, over the wear period as the service is continuous and no other discernible pattern of recognition is evident. Revenues are recognized over the periods in which the customers wear the badges irrespective of whether invoiced in advance or in arrears.

      Other services incidental to measuring and monitoring augment the basic radiation measurement services that the Company offers, providing administrative and informational tools to customers for the management of their radiation detection programs. Other service revenues are recognized upon delivery of the reports to customers or as other such services are provided.

      The Company sells radiation monitoring products to its customers, principally InLightTM products, for their use in conducting radiation measurements or managing radiation detection programs. Revenues from product sales are recognized when shipped.


(2)   CASH DIVIDENDS

      On November 9, 2006, the Company declared a regular quarterly cash dividend in the amount of $0.475 per share for the first quarter, payable on January 5, 2007, to shareholders of record on December 15, 2006. At December 31, 2006, there were accrued and unpaid dividends of $4,342,000. Regular quarterly cash dividends of $0.45 per share, or $1.80 annually, were paid during fiscal 2006.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                             December 31, 2006


(3)   COMPREHENSIVE INCOME

      The components of accumulated other comprehensive loss included in the accompanying unaudited consolidated balance sheets at December 31, 2006 and September 30, 2006 consist of net minimum pension liability adjustments and cumulative foreign currency translation adjustments. The following table sets forth the Company's comprehensive income and its components for the three-month periods ended December 31, 2006 and 2005 (000's):

                                                 Three Months Ended
                                                     December 31,
                                              ------------------------
                                                2006            2005
                                              --------        --------
Net income. . . . . . . . . . . . . . . .     $  4,859        $  4,007
Other comprehensive income (loss):
    Foreign currency translation
      adjustments . . . . . . . . . . . .          105            (322)
                                              --------        --------
Comprehensive income. . . . . . . . . . .     $  4,964        $  3,685
                                              ========        ========


(4)   INCOME PER COMMON SHARE

      Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock that would have been outstanding assuming dilution from stock-based awards during each period.

      The following table presents the weighted average number of shares of common stock for the three-month periods ended December 31, 2006 and 2005 (000's):

                                                 Three Months Ended
                                                     December 31,
                                              ------------------------
                                                2006            2005
                                              --------        --------
Weighted average number of shares
  of common stock outstanding . . . . . .        9,113           9,025
Effect of dilutive stock-based awards . .           82              79
                                              --------        --------
Weighted average number of shares
  of common stock assuming dilution . . .        9,195           9,104
                                              ========        ========


(5)   STOCK-BASED COMPENSATION

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

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                             December 31, 2006


      Effective October 1, 2005, the Company adopted SFAS No. 123 (Revised
2004), "Share-Based Payment," ("SFAS 123R"), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for new share-based awards granted after September 30, 2005 and for share-based awards granted prior to, but not yet vested, as of September 30, 2005. Stock-based compensation totaled approximately $225,000 and $135,000 for the three months ended December 31, 2006 and 2005, respectively. The total income tax benefit recognized in the consolidated statements of income related to expense for stock-based compensation was approximately $89,000 and $54,000 during the first quarter of fiscal 2007 and 2006, respectively.

      STOCK OPTIONS

      No stock options were granted in the first quarter of fiscal 2007 or 2006. Grants of stock options in prior fiscal years were granted with an exercise price equal to the market value of the stock on the date of grant.

Expense related to stock options issued to eligible employees under the Plans is recognized ratably over the vesting period. Stock options generally vest over a period of 0 to 4 years and have 10-year contractual terms. A summary of stock option activity during the three months ended December 31, 2006 is presented below (in thousands, except option prices and number of options):

                                                 Weighted-
                                                 Average
                                    Weighted-    Remaining
                          Number    Average     Contractual   Aggregate
                            of      Exercise       Term       Intrinsic
                          Options    Price        (Years)       Value
                          -------   ---------   -----------   ---------
Outstanding at
  October 1, 2006 . . .   468,000     $41.29
Exercised . . . . . . .   (95,000)     37.62
                          -------     ------
Outstanding at
  December 31, 2006 . .   373,000     $42.23         7.1        $3,816
                          =======     ======
Exercisable at
  December 31, 2006 . .   367,000     $42.33         7.1        $3,723
                          =======     ======       =====        ======

      At December 31, 2006, unrecognized compensation expense related to stock options totaled approximately $6,000 and is expected to be recognized over a weighted-average period of 2 months. The intrinsic value of options exercised totaled approximately $1,400,000 during the first quarter of fiscal 2007 and no options were exercised in the first quarter of fiscal 2006. The total income tax benefit recognized in the consolidated statements of income related to the exercise of stock options was approximately $556,000 during the first quarter of fiscal 2007.

      RESTRICTED SHARE AWARDS

      In addition to stock options, key employees and/or non-employee directors are eligible to receive performance shares and restricted stock, under the Company's 2005 Long-Term Incentive Plan. Restricted share awards consist of performance shares and time vested restricted stock.
Performance shares represent a right to receive shares of common stock upon satisfaction of performance goals or other specified metrics. Performance shares are paid out in common stock and will be fully vested upon issuance.

The fair value of performance shares and restricted stock is based on the average of the Company's high and low stock prices on the date of grant.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                             December 31, 2006


      Restricted stock issued to eligible employees under the 2005 LTI plan vests, to date, over a period from 6 months to 5 years, and performance shares contingently vest over various periods, depending on the nature of the performance goal. Compensation expense for performance shares is recorded ratably over the vesting period, assuming that achievement of performance goals is deemed probable. Compensation expense for restricted stock is recognized ratably over the vesting period. The weighted average fair value of restricted share grants, including restricted stock and performance shares, granted during the three months ended December 31, 2006 was $52.09. There were no restricted shares granted during the three months ended December 31, 2005.

      Restricted share transactions during the three months ended
December 31, 2006 were as follows:

                                             Number of       Weighted-
                                             Restricted      Average
                                               Share          Fair
                                               Awards         Value
                                             ----------     ----------
Outstanding at October 1, 2006. . . . . .      14,000         $46.57
Granted . . . . . . . . . . . . . . . . .       3,000          52.09
                                               ------         ------
Outstanding at December 31, 2006. . . . .      17,000         $47.34
                                               ======         ======

      At December 31, 2006, unrecognized compensation expense related to restricted share awards totaled approximately $542,000 and is expected to be recognized over a weighted average period of 2 years.


(6)   NOTES PAYABLE

      In April 2004, the Company negotiated a $25 million line of credit provided by LaSalle Bank, N.A. and borrowed $7,724,000 (euro-denominated) under this facility as part of funding the acquisition of the remaining 49% minority interest in Landauer-Europe. The credit facility provides funds that are to be used for working capital and other general corporate purposes. The credit agreement is annually renewable upon agreement of the parties and provides the Company with the option of electing to borrow funds denominated in U.S. dollars or Euros that bear interest rates based on the federal funds rate, prime rate, EURIBOR or LIBOR. It also contains certain covenants, including a covenant for minimum tangible net worth.
The credit agreement was amended, effective March 25, 2005, to extend the maturity date to March 25, 2006 and reduce the aggregate loan commitment under the credit facility to $15 million, with an option for the Company to increase to $25 million. A second amendment was made effective March 25, 2006, to extend the maturity date to March 25, 2007 and increase the minimum tangible net worth covenant to $22.4 million. The remaining terms of the amended credit facility are consistent with the original credit facility. As of December 31, 2006, the Company was in compliance with all of the covenants contained in the credit agreement.

      The outstanding balance under the line of credit of $341,000 at December 31, 2006 is denominated in euros and bears interest at 4.81% until March 25, 2007, the maturity date of the line of credit. In the event the credit facility is not renewed at maturity, it is expected that cash on hand and cash flow from operations will be sufficient to fund the cash requirements of the business. The Company funds euro-based debt service payments from euro-denominated cash flows. The Company currently intends to renew the credit facility prior to its expiration in March 2007.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                             December 31, 2006


(7)   PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

      The components of net periodic benefit cost for pension and retiree medical plans are as follows (000's):

                                           Pension          Other
                                           Benefits        Benefits
                                        --------------   -------------
                                              Three Months Ended
                                                 December 31,
                                        ------------------------------
                                         2006    2005    2006    2005
                                        ------  ------  ------  ------
Components of net periodic
  benefit cost:
    Service cost. . . . . . . . . . . . $  312  $  368  $    5  $   28
    Interest cost . . . . . . . . . . .    288     304      21      29
    Expected return on plan assets. . .   (193)   (203)      -       -
    Amortization of transition
      (asset) obligation. . . . . . . .     (2)     (2)      -       6
    Amortization of prior service
      cost. . . . . . . . . . . . . . .     39      39     (28)      4
    Recognized net actuarial loss . . .     28      43      27      12
                                        ------  ------  ------  ------
        Net periodic benefit cost . . . $  472  $  549  $   25  $   79
                                        ======  ======  ======  ======

      Landauer contributed $124,000 to its pension plan in the quarter ended December 31, 2006, in accordance with 2007 funding requirements. In January 2007, the Company contributed an additional $792,000 to the pension plan to fulfill funding requirements for the 2006 plan year.


(8)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."
This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and will become effective for the Company in fiscal 2008. The Company is currently evaluating the impact to its financial position, results of operations and financial disclosures.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                             December 31, 2006


      In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." The Statement requires companies to recognize on their balance sheet the funded status of their defined benefit pension and other postretirement benefit plans and to recognize changes in the funded status of these plans through comprehensive income in the year in which the changes occur. The Statement also requires companies to measure the plan assets and its obligations as of the end of the employer's fiscal year. The provisions of SFAS No. 158 will be effective for the Company at the end of fiscal 2007. The effect on the Company's financial statements is dependent upon assumptions used and actual returns on assets at the time of adoption. The Company currently estimates that the adoption of this statement will result in the recognition of an additional liability with a related charge to accumulated other comprehensive income in the amount of approximately $3.0 million.




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

      Substantially all of the Company's revenues are realized from radiation monitoring services and other services incidental to radiation dose measurement. The Company enters into agreements with customers to provide them with radiation monitoring services, generally for a twelve-month period, and such agreements have a high degree of renewal. Relationships with customers are generally stable and recurring, and the Company provides customers with on-going services. As part of its services, the Company provides radiation detection badges, which are produced and owned by the Company, to its customers. The badges are worn for a period selected by the customers ("wear period"), which is primarily one, two, or three months in duration. At the end of the wear period, the badges are returned to the Company for analysis. The Company analyzes the badges that have been worn and provides its customers with a report indicating their radiation exposures. The Company recycles certain badge components for reuse, while also producing replacement badges on a continual basis.

      The Company offers its service for measuring the dosages of x-ray, gamma radiation and other penetrating ionizing radiations to which the wearer has been exposed, primarily through optically stimulated luminescent ("OSL") badges worn by client personnel. This technology is marketed under the trade name Luxel<registered trademark>+ and InLight.

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

      Landauer operates a mature business, and growth in numbers of customers is modest. In recent years, the Company's strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has been developing new platforms and formats for its OSL technology, such as InLight, to gain access to markets where the Company previously did not have a significant presence, such as smaller in-house and commercial laboratories. Revenue growth in recent years has occurred as a result of increased prices for certain services, entry into new markets through joint ventures and acquisitions, modest unit growth, and new ancillary services and products. The Company believes pricing in the domestic market has become highly competitive and opportunities to obtain price increases from its customers in the future may be limited.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2006
-------------------------------------------------------------

      Revenues for the first quarter of fiscal 2007 were $20,160,000, an 8.1% increase compared to revenues of $18,647,000 for the same quarter in fiscal 2006. Domestic revenue growth for the first quarter was $430,000, or 2.8%, from gains in the core radiation monitoring business, strong performance for the Homebuyer's Preferred Subsidiary, and increases in the domestic InLight services revenue. International revenue increased $1,083,000, or 31.2%, supported by growth in volume in most regions, lead by InLight services, the addition of a new 51% owned joint venture in Australia and favorable currency exchange rates.

      Total cost of revenues for the first quarter of fiscal 2007 were $7,091,000, a decrease of $342,000 or 4.6%, compared with cost of revenue of $7,433,000 for the same quarter in fiscal 2006. Gross margins were 64.8% of revenues for the first quarter of fiscal 2007, compared with the 60.1% reported for the same period in fiscal 2006. The improvement is a result of the profit improvement plan initiated in the second quarter of fiscal 2006 and reflects a reduction in labor and related expenses and postage costs. Selling, general and administrative expenses for the first quarter of fiscal 2007 were $5,769,000, an increase of $615,000, or 12%, compared with expense of $5,154,000 for the first quarter of fiscal 2006. Factors contributing to the increase in selling, general and administrative costs include: $335,000 for professional services primarily for assistance with strategy development and the initiation of a project to reengineer business processes to improve productivity; $189,000 incremental operating expenses from the addition of the new 51% owned Joint venture in Australia; $99,000 of increased cost in other foreign operations, primarily relating to increased foreign exchange rates. Resulting operating income for the quarter ended December 31, 2006 was $7,300,000, an increase of 20.5% compared with $6,060,000 reported in the same quarter a year ago.

      Net other income, including equity in income of joint venture, for the quarter was $129,000 higher than a year ago, reflecting higher net interest income. The effective income tax rate for the first quarter of fiscal 2007 was 37.3% compared with the prior year at 37.5%. Resulting net income for the quarter ended December 31, 2006 amounted to $4,859,000, or $0.53 per diluted share, compared with $4,007,000, or $0.44 per diluted share, for the same quarter in fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Landauer generated $3,439,000 in cash during the quarter ended December 31, 2006, resulting in cash on hand of $18,859,000. The Company made payments of $1,375,000 on its line of credit, ending the quarter with a balance of $341,000.

      Cash flows provided by operating activities for the first fiscal quarter of 2007 were $7,584,000, an increase of $477,000, or 6.7%, from fiscal 2006. The increase is due primarily to an increase in net income, and dividends received from Nagase-Landauer, Ltd., partially offset by a decline in the contribution from the change in the components of working capital.

      Investing activities included acquisitions of property, plant and equipment in the amounts of $770,000 and $1,122,000 for the three months ended December 31, 2006 and 2005, respectively. Capital expenditures for the remainder of fiscal 2007 are expected to be approximately $8,400,000, principally for the development and implementation of supporting software systems. The Company anticipates that funds for these capital improvements will be provided from operations.

      The Company's financing activities were comprised of credit facility activities and payments of cash dividends to shareholders and minority partners, offset partially by proceeds from the exercise of stock options. During the first quarter of fiscal 2007 and 2006, the Company paid cash dividends of $4,094,000, or $0.475 per share, and $3,816,000, or $0.45 per share, respectively, and such amounts have been provided from operations.

      As described in Note 6 to the financial statements, the Company maintains a credit facility, which expires in March 2007. As amended, the credit facility permits borrowing up to $15,000,000, with an option for the Company to increase to $25,000,000. In April 2004, the Company borrowed $7,724,000 to acquire the remaining 49% minority interest in Landauer-Europe. At December 31, 2006 and September 30, 2006, outstanding borrowings under the credit agreement were $341,000 and $1,649,000, respectively. The borrowings are classified as current liabilities and are denominated in euros, which is the functional currency of Landauer-Europe. In the event the credit facility is not renewed at maturity, it is expected that cash on hand, cash flows from operations, and the Company's borrowing capacity will be sufficient to satisfy the obligation. In the opinion of management, cash flows from operations are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program. From time to time, the Company may have the opportunity to make investments for acquisitions or other purposes, and borrowings can be made under the current credit facility to fund such investments. The Company intends to renew the credit facility prior to expiration.

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments, reflected on the balance sheet as "Deferred Contract Revenue", amounted to $14,501,000 and $13,761,000, respectively, as of December 31, 2006 and
September 30, 2006. While these amounts represent approximately 49% and 48% of current liabilities, respectively as of December 31, 2006 and September 30, 2006, such amounts do not represent a cash requirement.

      All customers are invoiced in accordance with the Company's standard terms, with payment generally due thirty days from date of invoice. Considering the Company's invoicing practices and that a significant portion of the Company's revenues are subject to health care industry reimbursement cycles, particularly hospitals, the average days of sales outstanding for the Company have ranged from 45 to 85 days over the course of fiscal 2007 and fiscal 2006.

      Landauer offers radiation monitoring services in the United Kingdom, Canada, Japan, Brazil, China, Australia and France. The Company's operations in these markets generally do not depend on significant capital resources.

FORWARD LOOKING STATEMENTS
--------------------------

      Certain of the statements made herein constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties. These include the following, without limitation: assumptions, risks and uncertainties associated with the company's development and introduction of new technologies in general; introduction and customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (OSL) technology to new platforms and formats, such as Luxel+; the costs associated with the company's research and business development efforts; the usefulness of older technologies; the anticipated results of operations of the company and its subsidiaries or ventures; valuation of the company's long-lived assets or business units relative to future cash flows; changes in pricing of products and services; changes in postal and delivery practices; the company's business plans; anticipated revenue and cost growth; the risks associated with conducting business internationally; other anticipated financial events; the effects of changing economic and competitive conditions; foreign exchange rates; government regulations; accreditation requirements; and pending accounting pronouncements. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the company's business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth in Item 1A "Risk Factors" and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and information contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2006 and other reports filed by the Company, from time to time, with the SEC.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."
This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and will become effective for the Company in fiscal 2008. The Company is currently evaluating the impact to its financial position, results of operations and financial disclosures.

      In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." The Statement requires companies to recognize on their balance sheet the funded status of their defined benefit pension and other postretirement benefit plans and to recognize changes in the funded status of these plans through comprehensive income in the year in which the changes occur. The Statement also requires companies to measure the plan assets and its obligations as of the end of the employer's fiscal year. The provisions of SFAS No. 158 will be effective for the Company at the end of fiscal 2007. The effect on the Company's financial statements is dependent upon assumptions used and actual returns on assets at the time of adoption. The Company currently estimates that the adoption of this statement will result in the recognition of an additional liability with a related charge to accumulated other comprehensive income in the amount of approximately $3.0 million.

CRITICAL ACCOUNTING POLICIES
----------------------------

      The accounting policies followed by the Company are set forth in
Item 7 and "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements of the 2006 Landauer Annual Report on Form 10-K. The Company believes that at December 31, 2006, there have been no material changes to this information.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk, including changes in foreign currency exchange rates and interest rates. These risks are set forth in
Item 7A of the 2006 Landauer Annual Report on Form 10-K. The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through December 31, 2006.


ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
----------------------------------

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") (the Company's principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures as of December 31, 2006 were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------

      There have been no changes in the Company's internal control over financial reporting that occurred during the period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of December 31, 2006, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.


ITEM 1A.  RISK FACTORS

      Information regarding risk factors are set forth in Item 1A of the 2006 Landauer Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in the Company's fiscal 2006 Form 10-K.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 6.  EXHIBITS

      Exhibit 31.1 Certification of William E. Saxelby, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 31.2 Certification of Jonathon M. Singer, Chief Financial Officer, as adopted pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.1 Certification of William E. Saxelby, President and Chief Executive Officer, pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.2 Certification of Jonathon M. Singer, Chief Financial Officer, pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LANDAUER, INC.


Date:  February 8, 2007
                                    /s/ Jonathon M. Singer
                                    ------------------------------
                                    Jonathon M. Singer
                                    Senior Vice President,
                                    Treasurer, and Secretary
                                    (Principal Financial and
                                    Accounting Officer)