Form 10-Q
period 2007-03-31
LANDAUER INC
filed 2007-05-09
CIK 825410

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549


                                 FORM 10-Q

      [ X ]  QUARTERLY REPORT pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


               For the quarterly period ended March 31, 2007

                                    or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                  Outstanding at May 2, 2007
      ----------------------------       --------------------------
      Common stock, $.10 par value             9,190,781

PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                      LANDAUER, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheets (Unaudited)
                       (000's, except share amounts)



                                             March 31,   September 30,
                                               2007          2006
                                             ---------   -------------
ASSETS
------
Current assets:
  Cash and cash equivalents . . . . . . .     $ 16,542        $ 15,420
  Receivables, net of allowances of
    $551 and $567, respectively . . . . .       21,664          20,284
  Inventories . . . . . . . . . . . . . .        2,695           2,508
  Prepaid expenses and other current
    assets. . . . . . . . . . . . . . . .        1,320           1,499
  Prepaid income taxes. . . . . . . . . .        2,113             407
  Deferred income taxes . . . . . . . . .        1,859           1,859
                                              --------        --------
      Current assets. . . . . . . . . . .       46,193          41,977

Property, plant and equipment, at cost. .       47,944          46,089
      Less: Accumulated depreciation
        and amortization. . . . . . . . .      (31,949)        (29,673)
                                              --------        --------
Net property, plant and equipment . . . .       15,995          16,416

Equity in joint venture . . . . . . . . .        4,102           3,980
Goodwill. . . . . . . . . . . . . . . . .       13,300          13,273
Other intangible assets, net of
  amortization of $3,201 and $2,883,
  respectively. . . . . . . . . . . . . .        6,103           6,377
Dosimetry devices, net of amortization
  of $8,982 and $7,789, respectively. . .        5,989           6,502
Deferred income taxes . . . . . . . . . .        1,238           1,222
Other assets. . . . . . . . . . . . . . .        1,082             927
                                              --------        --------
                                              $ 94,002        $ 90,674
                                              ========        ========























The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
             Consolidated Balance Sheets (Unaudited) (Cont'd.)
                       (000's, except share amounts)



                                             March 31,   September 30,
                                               2007          2006
                                             ---------   -------------

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
Current liabilities:
  Accounts payable. . . . . . . . . . . .     $  1,620        $  1,439
  Notes payable . . . . . . . . . . . . .            -           1,649
  Dividends payable . . . . . . . . . . .        4,360           4,092
  Deferred contract revenue . . . . . . .       13,648          13,761
  Accrued compensation and
    related costs . . . . . . . . . . . .        2,303           2,815
  Accrued pension costs . . . . . . . . .          630             923
  Other accrued expenses. . . . . . . . .        4,319           3,750
                                              --------        --------
      Current liabilities . . . . . . . .       26,880          28,429

Non-current liabilities:
  Pension and postretirement
    obligations . . . . . . . . . . . . .        8,483           8,348
                                              --------        --------
      Non-current liabilities . . . . . .        8,483           8,348

  Minority interest in subsidiary . . . .          159             198

Stockholders' investment:
  Preferred stock, $.10 par value
    per share, authorized
    1,000,000 shares; none issued . . . .            -               -
  Common stock, $.10 par value
    per share, authorized 20,000,000
    shares; 9,182,956 and 9,094,190
    shares issued and outstanding at
    March 31, 2007 and September 30,
    2006, respectively. . . . . . . . . .          918             909
  Additional paid-in capital. . . . . . .       22,072          19,641
  Accumulated other comprehensive loss. .         (253)           (498)
  Retained earnings . . . . . . . . . . .       35,743          33,647
                                              --------        --------
      Stockholders' investment. . . . . .       58,480          53,699
                                              --------        --------
                                              $ 94,002        $ 90,674
                                              ========        ========


















The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
               Consolidated Statements of Income (Unaudited)
                     (000's, except per share amounts)



                              Three Months Ended     Six Months Ended
                                   March 31,            March 31,
                             -------------------   -------------------
                               2007       2006       2007       2006
                             --------   --------   --------   --------

Revenues, net of sales
  allowances. . . . . . . .  $ 21,633   $ 20,621   $ 41,793   $ 39,268

Costs and expenses:
  Cost of sales . . . . . .     7,130      7,486     14,221     14,919
  Selling, general and
    administrative. . . . .     5,550      4,501     11,319      9,655
  Reorganization charge . .         -        600          -        600
                             --------   --------   --------   --------
                               12,680     12,587     25,540     25,174
                             --------   --------   --------   --------

Operating income. . . . . .     8,953      8,034     16,253     14,094

Equity in income of
  joint venture . . . . . .       340        360        687        726
Other income, net . . . . .       167        100        365        150
                             --------   --------   --------   --------

Income before taxes . . . .     9,460      8,494     17,305     14,970
Income taxes. . . . . . . .     3,529      3,203      6,459      5,633
                             --------   --------   --------   --------

Income before minority
  interest. . . . . . . . .     5,931      5,291     10,846      9,337
Minority interest . . . . .        (9)        43         47         82
                             --------   --------   --------   --------
Net income. . . . . . . . .  $  5,940   $  5,248   $ 10,799   $  9,255
                             ========   ========   ========   ========

Net income per share:
  Basic . . . . . . . . . .  $   0.65   $   0.58   $   1.19   $   1.03
                             ========   ========   ========   ========
  Based on average
    shares outstanding. . .     9,116      9,021      9,103      9,016
                             ========   ========   ========   ========


  Diluted . . . . . . . . .  $   0.65   $   0.58   $   1.18   $   1.02
                             ========   ========   ========   ========
  Based on average
    shares outstanding. . .     9,184      9,098      9,180      9,094
                             ========   ========   ========   ========













The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows (Unaudited)
                                  (000's)



                                                     Six Months Ended
                                                   --------------------
                                                   March 31,  March 31,
                                                     2007       2006
                                                   ---------  ---------
Cash flows from operating activities:
    Net income. . . . . . . . . . . . . . . . . .   $ 10,799   $  9,255
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation. . . . . . . . . . . . . . . . .      3,718      3,765
    Amortization. . . . . . . . . . . . . . . . .        318        323
    Equity in net income of joint venture . . . .       (687)      (726)
    Dividends from joint venture. . . . . . . . .        560          -
    Stock-based compensation. . . . . . . . . . .        382        338
    Tax benefit from stock-based
      compensation arrangements . . . . . . . . .        757          1
    Excess tax benefit from stock-based
      compensation arrangements . . . . . . . . .       (704)        (9)
    Loss on sale and disposition of assets. . . .          -          7
    Increase in accounts receivable, net. . . . .     (1,168)      (903)
    Increase in other current assets. . . . . . .     (1,700)      (717)
    Increase in dosimetry devices at cost . . . .       (689)    (1,570)
    Increase in other long-term assets. . . . . .       (239)      (284)
    Decrease in accounts payable and other
      current liabilities . . . . . . . . . . . .       (872)      (501)
    (Decrease) increase in deferred contract
      revenue . . . . . . . . . . . . . . . . . .       (165)       348
    Other operating activities. . . . . . . . . .        124        154
                                                    --------   --------
    Net cash provided by operating activities . .     10,434      9,481

Cash flows used by investing activities:
    Acquisition of property, plant and
      equipment . . . . . . . . . . . . . . . . .     (1,940)    (2,006)
                                                    --------   --------
    Net cash used by investing activities . . . .     (1,940)    (2,006)

Cash flows used by financing activities:
    Payments on revolving credit facilities . . .     (1,717)      (520)
    Dividends paid to minority interest . . . . .       (117)      (102)
    Dividends paid to stockholders. . . . . . . .     (8,436)    (7,881)
    Proceeds from the exercise of stock
      options . . . . . . . . . . . . . . . . . .      1,954      1,798
    Excess tax benefit from stock-based
      compensation arrangements . . . . . . . . .        704          9
                                                    --------   --------
    Net cash used by financing activities . . . .     (7,612)    (6,696)

    Effects of foreign currency translation . . .        240          4
                                                    --------   --------

    Net increase in cash and cash equivalents . .      1,122        783
    Opening balance - cash and cash equivalents .     15,420      9,598
                                                    --------   --------

    Ending balance - cash and cash equivalents. .   $ 16,542   $ 10,381
                                                    ========   ========





The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (Unaudited)
                              March 31, 2007


(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or "the Company") as of March 31, 2007 and September 30, 2006, and the consolidated results of operations and cash flows for the three and six-month periods ended March 31, 2007 and 2006. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows.

      Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the results of operations or financial position.

      The results of operations for the three and six-month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

      The accounting policies followed by the Company are set forth in the 2006 Landauer Annual Report on Form 10-K. The source of revenues for the Company is radiation measuring and monitoring services including other services incidental to measuring and monitoring. The measuring and monitoring services provided by the Company to its customers are of a subscription nature and are continuous. The Company views its business as services provided to customers over a period of time and the wear period is the period over which those services are provided. Badge production, wearing of badges, badge analysis, and report preparation are integral to the benefit that the Company provides to its customers. These services are provided to customers on an agreed-upon recurring basis (monthly, bi-monthly or quarterly) that the customer chooses for the wear period. Revenue for these services is recognized on a straight-line basis, adjusted for changes in pricing and volume, over the wear period as the service is continuous and no other discernible pattern of recognition is evident. These revenues are recognized over the periods in which the customers wear the badges irrespective of whether invoiced in advance or in arrears.

      Other services incidental to measuring and monitoring augment the basic radiation measurement services that the Company offers, providing administrative and informational tools to customers for the management of their radiation detection programs. Other service revenues are recognized upon delivery of the reports to customers or as other such services are provided.

      The Company also sells radiation monitoring equipment to its customers, principally InLightTM products, for their use in conducting radiation measurements or managing radiation detection programs. Revenues from product sales are recognized when shipped.


(2)   CASH DIVIDENDS

      On March 2, 2007, the Company declared a regular quarterly cash dividend in the amount of $0.475 per share for the second quarter, payable on April 6, 2007, to shareholders of record on March 16, 2007. At March 31, 2007, there were accrued and unpaid dividends of $4,360,000. Regular quarterly cash dividends of $0.45 per share, or $1.80 annually, were paid during fiscal 2006.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              March 31, 2007


(3)   COMPREHENSIVE INCOME

      The components of accumulated other comprehensive loss included in the accompanying unaudited consolidated balance sheets at March 31, 2007 and September 30, 2006 consist of net minimum pension liability adjustments and cumulative foreign currency translation adjustments. The following table sets forth the Company's comprehensive income (loss) and its components for the three and six-month periods ended March 31, 2007 and 2006 (000's):

                              Three Months Ended     Six Months Ended
                                   March 31,            March 31,
                             -------------------   -------------------
                               2007       2006       2007       2006
                             --------   --------   --------   --------

Net income. . . . . . . . .  $  5,940   $  5,248   $ 10,799   $  9,255
Other comprehensive
 income (loss):
   Foreign currency trans-
     lation adjustments . .       140         77        245       (246)
                             --------   --------   --------   --------
Comprehensive income. . . .  $  6,080   $  5,325   $ 11,044   $  9,009
                             ========   ========   ========   ========


(4)   INCOME PER COMMON SHARE

      Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock that would have been outstanding assuming dilution from stock-based compensation awards during each period.

      The following table presents the weighted average number of shares of common stock for the three and six-month periods ended March 31, 2007 and 2006 (000's):

                              Three Months Ended     Six Months Ended
                                   March 31,            March 31,
                             -------------------   -------------------
                               2007       2006       2007       2006
                             --------   --------   --------   --------
Weighted average number of
  shares of common stock
  outstanding . . . . . . .     9,116      9,021      9,103      9,016
Effect of dilutive stock-
  based compensation
  awards. . . . . . . . . .        68         77         77         78
                             --------   --------   --------   --------
Weighted average number of
  shares of common stock
  assuming dilution . . . .     9,184      9,098      9,180      9,094
                             ========   ========   ========   ========

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              March 31, 2007


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

      Effective October 1, 2005, the Company adopted SFAS No. 123 (Revised
2004), "Share-Based Payment," ("SFAS 123R"), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for new share-based awards granted after September 30, 2005 and for share-based awards granted prior to, but not yet vested, as of September 30, 2005. Stock-based compensation totaled approximately $382,000 and $338,000 for the six months ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized in the consolidated statements of income related to expense for stock-based compensation was approximately $153,000 and $113,000 during the first half of fiscal 2007 and 2006, respectively.

      STOCK OPTIONS

      No stock options were granted in the first two quarters of fiscal 2007 or 2006. Grants of stock options in prior fiscal years were granted with an exercise price equal to the market value of the stock on the date of grant. Expense related to stock options issued to eligible employees under the Plans is recognized ratably over the vesting period. Stock options generally vest over a period of 0 to 4 years and have 10-year contractual terms. A summary of stock option activity during the six months ended March 31, 2007 is presented below:

                                                 Weighted-
                                                 Average
                                    Weighted-    Remaining
                          Number    Average     Contractual   Aggregate
                            of      Exercise       Term       Intrinsic
                          Options    Price        (Years)       Value
                          -------   ---------   -----------   ---------

Outstanding at
  October 1, 2006 . . .   468,000     $41.29
Exercised . . . . . . .  (116,000)     36.08
                          -------     ------
Outstanding at
  March 31, 2007. . . .   352,000     $43.02        7.1      $2,626,000
                          =======     ======
Exercisable at
  March 31, 2007. . . .   351,000     $43.02        7.1      $2,620,000
                          =======     ======

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              March 31, 2007


      At March 31, 2007, unrecognized compensation expense related to stock options totaled approximately $3,000 and is expected to be recognized over a weighted-average period of 4 months. The intrinsic value of options exercised totaled approximately $1,900,000 and $93,000 during the first half of fiscal 2007 and 2006, respectively. The total income tax benefit recognized in the consolidated statements of income related to the exercise of stock options was approximately $740,000 during the six-month period ending March 31, 2007.

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

      Restricted stock issued to eligible employees under the 2005 LTI plan vests, to date, over a period from 6 months to 5 years, and performance shares contingently vest over various periods, depending on the nature of the performance goal. Compensation expense for performance shares is recorded ratably over the vesting period, assuming that achievement of performance goals is deemed probable. Compensation expense for restricted stock is recognized ratably over the vesting period. The weighted average fair value of restricted share grants, including restricted stock and performance shares, granted during the six months ended March 31, 2007 and 2006 was $49.33 and $46.34, respectively.

      Restricted share transactions during the six months ended March 31, 2007 were as follows:

                                             Number of       Weighted-
                                             Restricted      Average
                                               Share          Fair
                                               Awards         Value
                                             ----------     ----------
Outstanding at October 1, 2006. . . . . .      14,000         $46.57
Granted . . . . . . . . . . . . . . . . .      26,000          49.33
Vested. . . . . . . . . . . . . . . . . .      (1,000)         46.50
                                               ------         ------
Outstanding at March 31, 2007 . . . . . .      39,000         $48.41
                                               ======         ======

      At March 31, 2007, unrecognized compensation expense related to restricted share awards totaled approximately $1.5 million and is expected to be recognized over a weighted average period of 2 years. The total fair value of shares vested during the six-month period ended March 31, 2007 was $65,000.


(6)   NOTES PAYABLE

      In April 2004, the Company negotiated a $25 million line of credit provided by LaSalle Bank, N.A. and borrowed $7,724,000 (euro-denominated) under this facility as part of funding the acquisition of the remaining 49% minority interest in Landauer-Europe. The credit agreement was amended, effective March 25, 2005, to extend the maturity date to March 25, 2006 and reduce the aggregate loan commitment under the credit facility to $15 million, with an option for the Company to increase to $25 million. A second amendment was made effective March 25, 2006, to extend the maturity

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              March 31, 2007


date to March 25, 2007 and increase the minimum tangible net worth covenant to $22.4 million. The Company did not renew the line upon its maturity in March 2007.

      At March 31, 2007 and September 30, 2006, outstanding borrowings under the credit agreement were $0 and $1,649,000, respectively. The Company funded euro-based debt service payments from euro-denominated cash flows. It is expected that cash on hand and cash flow from operations will be sufficient to fund the cash requirements of the business.


(7)   PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

      The components of net periodic benefit cost for pension and retiree medical plans are as follows (000's):

                                           Pension          Other
                                           Benefits        Benefits
                                        --------------   -------------
                                              Three Months Ended
                                                   March 31,
                                        ------------------------------
                                         2007    2006    2007    2006
                                        ------  ------  ------  ------
Components of net periodic
 benefit cost:
  Service cost. . . . . . . . . . . . . $  277  $  293  $   18  $   (3)
  Interest cost . . . . . . . . . . . .    307     283      18      18
  Expected return on plan assets. . . .   (185)   (190)      -       -
  Amortization of transition (asset)
    obligation. . . . . . . . . . . . .     (1)     (2)      -      (2)
  Amortization of prior service cost. .     36      39     (28)    (38)
  Recognized net actuarial loss . . . .      4      23      11      32
  Special termination benefits (1). . .     47       -       -       -
                                        ------  ------  ------  ------
  Net periodic benefit cost . . . . . . $  485  $  446  $   19  $    7
                                        ======  ======  ======  ======

                                           Pension          Other
                                           Benefits        Benefits
                                        --------------   -------------
                                                Six Months Ended
                                                   March 31,
                                        ------------------------------
                                         2007    2006    2007    2006
                                        ------  ------  ------  ------
Components of net periodic
 benefit cost:
  Service cost. . . . . . . . . . . . . $  589  $  661 $    23   $  25
  Interest cost . . . . . . . . . . . .    595     587      39      47
  Expected return on plan assets. . . .   (378)   (393)      -       -
  Amortization of transition (asset)
    obligation. . . . . . . . . . . . .     (3)     (4)      -       4
  Amortization of prior service cost. .     75      78     (56)    (34)
  Recognized net actuarial loss . . . .     32      66      38      44
  Special termination benefits (1). . .     47       -       -       -
                                        ------  ------  ------  ------
  Net periodic benefit cost . . . . . . $  957  $  995  $   44   $  86
                                        ======  ======  ======  ======

  (1) Represents benefit costs arising from the early retirement of the Company's former chief financial officer.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              March 31, 2007


      In accordance with funding requirements for the 2007 plan year, Landauer contributed $124,000 to its pension plan in the quarter ended December 31, 2006 and $124,000 in April 2007. In January 2007, the Company contributed an additional $792,000 to the pension plan to fulfill funding requirements for the 2006 plan year.


(8)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."
This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and will become effective for the Company at the beginning of fiscal 2008. The Company continues to evaluate the impact to its financial position, results of operations and financial disclosures.

      In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." The Statement requires companies to recognize on their balance sheet the funded status of their defined benefit pension and other postretirement benefit plans and to recognize changes in the funded status of these plans through comprehensive income in the year in which the changes occur. The Statement also requires companies to measure the plan assets and its obligations as of the end of the employer's fiscal year. The provisions of SFAS No. 158 will be effective for the Company at the end of fiscal 2007. The effect on the Company's financial statements is dependent upon assumptions used and actual returns on assets at the time of adoption. The Company currently estimates that the adoption of this statement will result in the recognition of an additional liability with a related pre-tax charge to accumulated other comprehensive income in the amount of approximately $2.5 million.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value on an instrument-by-instrument basis, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.

SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact to its financial position, results of operations and financial disclosures.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              March 31, 2007


      In March 2007, the FASB ratified the Emerging Issues Task Force final consensus on Issue 06-10, "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements." The Task Force affirmed as a final consensus that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 or APB Opinion No. 12. Issue 06-10 applies only when the arrangement is determined to provide a postretirement benefit. The final consensus on Issue 06-10 will also require an employer to recognize and measure the asset under a collateral assignment arrangement based on the substance of the arrangement. The consensus is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company is currently evaluating the impact to its financial position, results of operations and financial disclosures.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

      Landauer is a leading provider of analytical services to determine occupational and environmental radiation exposure. For over 50 years, the Company has provided complete radiation dosimetry services to hospitals, office-based physicians, universities, national laboratories, nuclear power facilities and other industries in which radiation poses a potential threat to employees or other individuals. Landauer's services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from clients, and the analysis and reporting of exposure findings. These services are provided to approximately 1.5 million individuals in the U.S., Japan, France, the United Kingdom, Brazil, Canada, China, Australia and other countries.

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

      Landauer's InLight dosimetry system, introduced in late fiscal 2003, provides smaller in-house and commercial laboratories the ability to offer a complete radiation monitoring service. The system is based on the Company's propriety OSL technology and instruments and dosimetry devices developed by Matsushita Industrial Equipment Company. InLight allows customers the flexibility to tailor their precise dosimetry needs. InLight services may involve a customer acquiring or leasing dosimetry detectors and reading equipment from the Company. Landauer has positioned the InLight system as both a product line and a radiation monitoring service in ways that others can directly benefit form the technical and operational advantage of OSL technology.

      Landauer's operations include services for the measurement and monitoring of radon gas (referred to as "sales of radon kits") and services related to the remediation of radon gas, which require the customer to deploy a radon detector and return the detector to the Company's laboratories for dose determination and reporting. Where a customer has purchased a radon services agreement, the Company may assist with remediation services on properties where radon measurements exceed a specified threshold. These services are provided by the Company's wholly-owned subsidiary, HomeBuyer's Preferred, Inc.

      Landauer operates a mature business, and growth in numbers of domestic customers is modest. In recent years, the Company's strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has been developing new platforms and formats for its OSL technology, such as InLight, to gain access to markets where the Company previously did not have a significant presence, such as smaller in-house and commercial laboratories and nuclear power facilities. Revenue growth in recent years has occurred as a result of increased prices for certain services, entry into new markets through joint ventures and acquisitions, modest unit growth, and new ancillary services and products.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2007
----------------------------------------------------------

      Revenues for the second quarter of fiscal 2007 were $21,633,000, a 4.9% increase compared to revenues of $20,621,000 for the same quarter in fiscal 2006. Domestic revenue growth for the second quarter was $220,000, or 1.3%, from volume gains in the core radiation monitoring business and the Homebuyer's Preferred Subsidiary. International revenue increased $792,000, or 21.6%, supported by growth in volume in most regions, led by InLight services, the addition of a new 51% owned joint venture in Australia and favorable currency exchange rates.

      The cost of revenues for the second quarter of fiscal 2007 were $7,130,000, a decrease of $356,000 or 4.8%, compared with cost of revenue of $7,486,000 for the same quarter in fiscal 2006. Gross margins were 67.0% of revenues for the second quarter of fiscal 2007, compared with the 63.7% reported for the same period in fiscal 2006. The improvement is a result of the profit improvement plan initiated in the second quarter of fiscal 2006 and reflects a reduction in labor and related expenses and postage costs.

      Selling, general and administrative expenses for the second quarter of fiscal 2007 were $5,550,000 an increase of $449,000, or 8.8%, compared with expense of $5,101,000, including $600,000 of reorganization expense,
for the second quarter of fiscal 2006.   Factors contributing to the
increase in selling, general and administrative costs include: $520,000 in spending to re-engineer business processes and to replace the Company's information technology systems that support improved customer relationship management and the order-to-cash cycle; $86,000 incremental operating expenses from the addition of the new 51% owned Joint venture in Australia; $231,000 of increased cost in other foreign operations, primarily relating to increased foreign exchange rates; and $232,000 higher spending for salaries and benefits. These increases were partially offset by the prior year's quarter inclusion of a $600,000 reorganization charge relating to the profit improvement plan completed last year. Resulting operating income for the quarter ended March 31, 2007 was $8,953,000, an increase of 11.4% compared with $8,034,000 reported in the same quarter a year ago.

      Net other income, including equity in income of joint venture, for the quarter was $47,000 higher than a year ago, reflecting higher net interest income. The effective income tax rate for the second quarter of fiscal 2007 was 37.3% compared with the prior year at 37.7%. Resulting net income for the quarter ended March 31, 2007 amounted to $5,940,000, or $0.65 per diluted share, compared with $5,248,000, or $0.58 per diluted share, for the same quarter in fiscal 2006.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2007
-------------------------------------------------------------

      Revenues for the first six months of the fiscal year were $41,793,000, a 6.4% increase compared to revenues of $39,268,000 for the same period in fiscal 2006. Domestic revenue growth was $649,000 or 2.0%, from gains in the core radiation monitoring business and the Homebuyer's Preferred Subsidiary, and increases in the domestic InLight services revenue. International revenue increased $1,876,000, or 26.3%, supported by growth in volume in most regions, lead by InLight services, the addition of a new 51% owned joint venture in Australia and favorable currency exchange rates.

      The cost of revenues for the first six months of fiscal 2007 were $14,221,000, a decrease of $698,000 or 4.7%, compared with cost of revenue of $14,919,000 for the same period in fiscal 2006. Gross margins were 66.0% of revenues for the first half of fiscal 2007, compared with the 62.0% reported for the same period in fiscal 2006. The improvement is a result of the profit improvement plan initiated in the second quarter of fiscal 2006 and reflects a reduction in labor and related expenses and postage costs.

      Selling, general and administrative expenses for the first six months of fiscal 2007 were $11,319,000 an increase of $1,064,000, or 10.4%, compared with expense of $10,255,000, including $600,000 of reorganization
expense, for the first half of fiscal 2006.   Factors contributing to the
increase in selling, general and administrative costs include: $630,000 in spending to re-engineer business processes and to replace the Company's information technology systems that support improved customer relationship management and the order-to-cash cycle; $274,000 incremental operating expenses from the addition of the new 51% owned Joint venture in Australia; $360,000 of increased cost in other foreign operations, primarily relating to increased foreign exchange rates; and $449,000 higher spending for salaries and benefits. These increases were partially offset by the prior year's inclusion of $600,000 in reorganization charges primarily relating to the profit improvement plan completed last year. Resulting operating income for the six months ended March 31, 2007 was $16,253,000, an increase of 15.3% compared with $14,094,000 reported in the same period a year ago.

      Net other income, including equity in income of joint venture, for the first six months was $176,000 higher than a year ago, reflecting higher net interest income. The effective income tax rate for the first half of fiscal 2007 was 37.3% compared with the prior year at 37.6%. Resulting net income for the six months ended March 31, 2007 amounted to $10,799,000 or $1.18 per diluted share, compared with $9,255,000, or $1.02 per diluted share, for the same period in fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Landauer generated $1,122,000 in cash during the six months ended March 31, 2007, resulting in cash on hand of $16,542,000. The Company made payments of $1,717,000 on its line of credit, ending the period with no borrowing outstanding.

      Cash flows provided by operating activities for the first six months of fiscal 2007 were $10,434,000, an increase of $953,000, or 10.0%, from fiscal 2006. The increase is due primarily to an increase in net income, and dividends received from Nagase-Landauer, Ltd., partially offset by a decline in the contribution from the change in the components of working capital.

      Investing activities included acquisitions of property, plant and equipment in the amounts of $1,940,000 and $2,006,000 for the six months ended March 31, 2007 and 2006, respectively. During the quarter, Landauer's board of directors approved a program to re-engineer business processes and replace the Company's information technology systems that support customer relationship management and the order-to-cash cycle. The total cost of the program is estimated to be $9,000,000 to $10,000,000 of which approximately $6,600,000 will be capitalized. Capital expenditures for the remainder of fiscal 2007 are expected to be in the range of $5,500,000 to $6,500,000, principally for the development and implementation of supporting software systems. The Company anticipates that funds for these capital improvements will be provided from operations.

      The Company's financing activities were comprised of credit facility activities and payments of cash dividends to shareholders and minority partners, offset partially by proceeds from the exercise of stock options. During the first six months of fiscal 2007 and 2006, the Company paid cash dividends of $8,436,000, or $0.475 per share, and $7,881,000, or $0.45 per share, respectively, and such amounts have been provided from operations.

      As described in Note 6 to the financial statements, the Company maintained a credit facility, which expired in March 2007. As amended, the credit facility permitted borrowing up to $15,000,000, with an option for the Company to increase to $25,000,000. In April 2004, the Company borrowed $7,724,000 to acquire the remaining 49% minority interest in Landauer-Europe. At March 31, 2007 and September 30, 2006, outstanding borrowings under the credit agreement were $0 and $1,649,000, respectively.

The borrowings were classified as current liabilities and were denominated
in euros, which is the functional currency of Landauer-Europe.   It is
expected that cash on hand and cash flow from operations will be sufficient to fund the cash requirements of the business. In the opinion of management, cash flow from operations are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments, reflected on the balance sheet as "Deferred Contract Revenue", amounted to $13,648,00 and $13,761,000, respectively, as of March 31, 2007 and
September 30, 2006. While these amounts represent approximately 50% and 48% of current liabilities, respectively as of March 31, 2007 and September 30, 2006, such amounts do not represent a cash requirement.

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

OUTLOOK FOR BALANCE OF FISCAL 2007
----------------------------------

      The Company anticipates 2007 aggregate revenue growth to be in the range of 4-5 percent. Investments in sales and marketing and our information systems initiative will accelerate in the second half. This, combined with the anniversary of our cost improvement program, is likely to make comparisons with last year more difficult. However, expenses were lower in the first half, and systems expenses are expected to be at the low end of the range. As a result, we believe earnings for fiscal 2007 will grow by 4-5 percent (In fiscal 2006, Landauer reported revenues of $79.0 million, net income of $19.0 million, and diluted earnings per share of $2.09. These results included $1.0 million in after-tax reorganization and management transition charges).

      In addition, as part of the information technology initiative, management is evaluating the usefulness of investments made in legacy information systems' hardware and software, which have a net book value of approximately $4.6 million. Although the software vender has been selected, we have not completed the evaluation of how the solution will be integrated into our existing infrastructure. Management anticipates that a significant portion of these assets will be subject to accelerated depreciation or impairment once the full implementation plan has been finalized. The Company expects to complete this evaluation in the second half of the year. As a result, the impact has not been considered in the earnings guidance.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."
This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and will become effective for the Company at the beginning of fiscal 2008. The Company continues to evaluate the impact to its financial position, results of operations and financial disclosures.

      In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." The Statement requires companies to recognize on their balance sheet the funded status of their defined benefit pension and other postretirement benefit plans and to recognize changes in the funded status of these plans through comprehensive income in the year in which the changes occur. The Statement also requires companies to measure the plan assets and its obligations as of the end of the employer's fiscal year. The provisions of SFAS No. 158 will be effective for the Company at the end of fiscal 2007. The effect on the Company's financial statements is dependent upon assumptions used and actual returns on assets at the time of adoption. The Company currently estimates that the adoption of this statement will result in the recognition of an additional liability with a related pre-tax charge to accumulated other comprehensive income in the amount of approximately $2.5 million.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value on an instrument-by-instrument basis, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.

SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact to its financial position, results of operations and financial disclosures.

      In March 2007, the FASB ratified the Emerging Issues Task Force final consensus on Issue 06-10, "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements." The Task Force affirmed as a final consensus that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 or APB Opinion No. 12. Issue 06-10 applies only when the arrangement is determined to provide a postretirement benefit. The final consensus on Issue 06-10 will also require an employer to recognize and measure the asset under a collateral assignment arrangement based on the substance of the arrangement. The consensus is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company is currently evaluating the impact to its financial position, results of operations and financial disclosures.

CRITICAL ACCOUNTING POLICIES
----------------------------

      The accounting policies followed by the Company are set forth in
Item 7 and "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements of the 2006 Landauer Annual Report on Form 10-K. The Company believes that at March 31, 2007, there have been no material changes to this information.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk, including changes in foreign currency exchange rates and interest rates. These risks are set forth in
Item 7A of the 2006 Landauer Annual Report on Form 10-K. The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through March 31, 2007.


ITEM 4.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
----------------------------------

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") (the Company's principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures as of March 31, 2007 were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------

      There have been no changes in the Company's internal control over financial reporting that occurred during the period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of March 31, 2007, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

ITEM 1A.    RISK FACTORS

      Information regarding risk factors are set forth in Item 1A of the 2006 Landauer Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in the Company's fiscal 2006 Form 10-K.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At its Annual Meeting held on February 8, 2007, the shareholders voted to re-elect E. Gail de Planque and Michael D. Winfield as directors, each for a term of three years. The voting for each of the nominees was as follows:

                                   For             Withheld
                                ---------          --------
      Dr. de Planque            8,097,680            73,760
      Mr. Winfield              8,110,959            60,481

      The shareholders voted to reappoint PricewaterhouseCoopers LLP as the Company's auditors for the fiscal year ending September 30, 2007, with 8,142,700 shares voting for, 19,041 shares voting against and 9,699 shares abstaining.

      The additional directors for the current year are Robert J. Cronin, Stephen C. Mitchell, Richard R. Risk, William E. Saxelby, and Thomas M. White.


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


                                    LANDAUER, INC.


Date:  May 9, 2007                  /s/  Jonathon M. Singer
                                    ---------------------------------
                                    Jonathon M. Singer
                                    Senior Vice President, Treasurer,
                                    and Secretary
                                    (Principal Financial and
                                    Accounting Officer)