Form 10-Q
period 2007-06-30
LANDAUER INC
filed 2007-08-08
CIK 825410

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                  FORM 10-Q

      [ X ]   QUARTERLY REPORT pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                For the quarterly period ended June 30, 2007

                                     or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                    Outstanding at August 2, 2007
      ----------------------------         -----------------------------
      Common stock, $.10 par value                9,197,177

PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                       LANDAUER, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (Unaudited)
                        (000's, except share amounts)



                                                June 30,    September 30,
                                                 2007           2006
                                                --------    -------------
ASSETS
------
Current assets:
  Cash and cash equivalents. . . . . . . . . .  $ 18,154         $ 15,420
  Receivables, net of allowances of
    $500 and $567, respectively. . . . . . . .    21,866           20,284
  Inventories. . . . . . . . . . . . . . . . .     2,670            2,508
  Prepaid expenses and other current
    assets . . . . . . . . . . . . . . . . . .     1,262            1,499
  Prepaid income taxes . . . . . . . . . . . .     3,070              407
  Deferred income taxes. . . . . . . . . . . .     1,445            1,859
                                                --------         --------
      Current assets . . . . . . . . . . . . .    48,467           41,977

Property, plant and equipment, at cost . . . .    48,842           46,089
  Less: Accumulated depreciation
    and amortization . . . . . . . . . . . . .   (32,711)         (29,673)
                                                --------         --------
Net property, plant and equipment. . . . . . .    16,131           16,416

Equity in joint venture. . . . . . . . . . . .     4,360            3,980
Goodwill . . . . . . . . . . . . . . . . . . .    13,335           13,273
Other intangible assets, net of
  amortization of $3,361 and $2,883,
  respectively . . . . . . . . . . . . . . . .     6,050            6,377
Dosimetry devices, net of amortization
  of $9,472 and $7,789, respectively . . . . .     5,720            6,502
Deferred income taxes. . . . . . . . . . . . .     2,247            1,222
Other assets . . . . . . . . . . . . . . . . .     1,127              927
                                                --------         --------

                                                $ 97,437         $ 90,674
                                                ========         ========






















 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
              Consolidated Balance Sheets (Unaudited) (Cont'd.)
                        (000's, except share amounts)



                                                June 30,    September 30,
                                                 2007           2006
                                                --------    -------------

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
Current liabilities:
  Accounts payable . . . . . . . . . . . . .    $  1,702         $  1,439
  Notes payable. . . . . . . . . . . . . . . .         -            1,649
  Dividends payable. . . . . . . . . . . . . .     4,368            4,092
  Deferred contract revenue. . . . . . . . . .    14,782           13,761
  Accrued compensation and related costs . . .     3,060            2,815
  Accrued pension costs. . . . . . . . . . . .       448              923
  Other accrued expenses . . . . . . . . . . .     5,285            3,750
                                                --------         --------
      Current liabilities. . . . . . . . . . .    29,645           28,429

Non-current liabilities:
  Pension and postretirement obligations . . .     8,778            8,348
                                                --------         --------
      Non-current liabilities. . . . . . . . .     8,778            8,348

  Minority interest in subsidiary. . . . . . .       193              198

Stockholders' investment:
  Preferred stock, $.10 par value per
    share, authorized 1,000,000 shares;
    none issued. . . . . . . . . . . . . . . .         -                -
  Common stock, $.10 par value per
    share, authorized 20,000,000 shares;
    9,195,001 and 9,094,190 shares
    issued and outstanding at June 30,
    2007 and September 30, 2006,
    respectively . . . . . . . . . . . . . . .       920              909
  Additional paid-in capital . . . . . . . . .    22,781           19,641
  Accumulated other comprehensive loss . . . .      (163)            (498)
  Retained earnings. . . . . . . . . . . . . .    35,283           33,647
                                                --------         --------
      Stockholders' investment . . . . . . . .    58,821           53,699
                                                --------         --------
                                                $ 97,437         $ 90,674
                                                ========         ========




















 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
                Consolidated Statements of Income (Unaudited)
                      (000's, except per share amounts)



                                Three Months Ended      Nine Months Ended
                                     June 30,               June 30,
                               -------------------     ------------------
                                2007        2006       2007        2006
                              --------    --------   --------    --------

Revenues, net of sales
  allowances . . . . . . . .  $ 20,589    $ 19,591   $ 62,382    $ 58,859

Costs and expenses:
  Cost of sales. . . . . . .     6,596       7,142     20,817      22,061
  Selling, general and
    administrative . . . . .     6,164       4,687     17,483      14,342
  Impairment and
    accelerated deprecia-
    tion charges . . . . . .     2,357           -      2,357           -
  Reorganization charges . .         -           -          -         600
                              --------    --------   --------    --------
                                15,117      11,829     40,657      37,003
                              --------    --------   --------    --------

Operating income . . . . . .     5,472       7,762     21,725      21,856

Equity in income of
  joint venture. . . . . . .       426         373      1,113       1,099
Other income, net. . . . . .       223          55        588         205
                              --------    --------   --------    --------

Income before taxes. . . . .     6,121       8,190     23,426      23,160
Income taxes . . . . . . . .     2,193       3,019      8,652       8,652
                              --------    --------   --------    --------

Income before minority
  interest . . . . . . . . .     3,928       5,171     14,774      14,508
Minority interest. . . . . .        21          50         68         132
                              --------    --------   --------    --------

Net income . . . . . . . . .  $  3,907    $  5,121   $ 14,706    $ 14,376
                              ========    ========   ========    ========

Net income per share:
  Basic. . . . . . . . . . .  $   0.43    $   0.57   $   1.61    $   1.59
                              ========    ========   ========    ========
  Based on weighted
    average shares
    outstanding. . . . . . .     9,146       9,048      9,116       9,025
                              ========    ========   ========    ========

  Diluted. . . . . . . . . .  $   0.42    $   0.56   $   1.60    $   1.58
                              ========    ========   ========    ========
  Based on weighted
    average shares
    outstanding. . . . . . .     9,208       9,104      9,186       9,098
                              ========    ========   ========    ========








The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Unaudited)
                                   (000's)



                                                       Nine Months Ended
                                                      --------------------
                                                      June 30,    June 30,
                                                       2007        2006
                                                      --------    --------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . .  $ 14,706    $ 14,376
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Asset impairment and accelerated
      depreciation charges . . . . . . . . . . . . .     2,357           -
    Depreciation . . . . . . . . . . . . . . . . . .     5,277       5,644
    Amortization . . . . . . . . . . . . . . . . . .       479         485
    Equity in net income of joint venture. . . . . .    (1,113)     (1,099)
    Dividends from joint venture . . . . . . . . . .       560       1,967
    Stock-based compensation . . . . . . . . . . . .       580         581
    Tax benefit from stock-based
      compensation arrangements. . . . . . . . . . .       828           1
    Excess tax benefit from stock-based
      compensation arrangements. . . . . . . . . . .      (740)         (9)
    Loss on sale and disposition of assets . . . . .         5         100
    Increase in accounts receivable, net . . . . . .    (1,286)     (1,878)
    Increase in prepaid taxes. . . . . . . . . . . .    (2,654)       (234)
    (Decrease) increase in other
      current assets . . . . . . . . . . . . . . . .       514         (27)
    Increase in dosimetry devices at cost. . . . . .      (986)     (2,044)
    Increase in other long-term assets . . . . . . .    (1,389)       (399)
    Increase (decrease) in accounts payable
      and other current liabilities. . . . . . . . .       638      (1,869)
    Increase in deferred contract revenue. . . . . .       925       1,696
    Other operating activities . . . . . . . . . . .       422         610
                                                      --------    --------
    Net cash provided by operating activities. . . .    19,123      17,901

Cash flows used by investing activities:
    Acquisition of property, plant and
      equipment. . . . . . . . . . . . . . . . . . .    (5,398)     (2,860)
                                                      --------    --------
    Net cash used by investing activities. . . . . .    (5,398)     (2,860)

Cash flows used by financing activities:
    Payments on revolving credit facilities. . . . .    (1,717)       (520)
    Dividends paid to minority interest. . . . . . .      (117)       (102)
    Dividends paid to stockholders . . . . . . . . .   (12,795)    (11,958)
    Proceeds from the exercise of stock options. . .     2,450       2,916
    Excess tax benefit from stock-based
      compensation arrangements. . . . . . . . . . .       740           9
                                                      --------    --------
    Net cash used by financing activities. . . . . .   (11,439)     (9,655)

    Effects of foreign currency translation. . . . .       448         304
                                                      --------    --------

    Net increase in cash and cash equivalents. . . .     2,734       5,690
    Opening balance - cash and cash equivalents. . .    15,420       9,598
                                                      --------    --------
    Ending balance - cash and cash equivalents . . .  $ 18,154    $ 15,288
                                                      ========    ========




 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (Unaudited)
                                June 30, 2007


(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or "the Company") as of June 30, 2007 and September 30, 2006, and the consolidated results of operations and cash flows for the three and nine-month periods ended June 30, 2007 and 2006. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows.

      Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the results of operations or financial position.

      The results of operations for the three and nine-month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. The September 30, 2006 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

      The accounting policies followed by the Company are set forth in the 2006 Landauer Annual Report on Form 10-K. The primary source of revenues for the Company is radiation measuring and monitoring services including other services incidental to measuring and monitoring. The measuring and monitoring services provided by the Company to its customers are of a subscription nature and are continuous. The Company views its business as services provided to customers over a period of time and the wear period is the period over which those services are provided. Badge production, wearing of badges, badge analysis, and report preparation are integral to the benefit that the Company provides to its customers. These services are provided to customers on an agreed-upon recurring basis (monthly, bi-monthly or quarterly) that the customer chooses for the wear period. Revenue for these services is recognized on a straight-line basis, adjusted for changes in pricing and volume, over the wear period as the service is continuous and no other discernible pattern of recognition is evident. These revenues are recognized over the periods in which the customers wear the badges irrespective of whether invoiced in advance or in arrears.

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

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                                June 30, 2007


(2)   IMPAIRMENT AND ACCELERATED DEPRECIATION CHARGES

      During fiscal 2007, the Company began implementation of an information technology initiative to re-engineer various business processes and replace components of its information technology systems that support customer relationship management and the order-to-cash cycle. As part of this information technology initiative, management conducted an evaluation of its different information technology platforms and the usefulness of its investments made in legacy information systems' hardware and software; this evaluation was concluded in the quarter ending June 30, 2007. Management identified certain legacy assets with a net book value of approximately $4.6 million that were either subject to immediate impairment or retirement once the full system implementation has been completed. Management anticipates that the assets subject to retirement will be utilized through December 31, 2007, and therefore, the Company will record accelerated depreciation through the newly determined remaining useful lives.

      As of June 30, 2007, the Company recorded a pretax non-cash charge of $2,357,000 ($1,414,000, after tax at a marginal tax rate of 40%), or $0.15 per diluted share. The non-cash charge included an impairment of $2,185,000 for those assets management determined have no future value and $172,000 of incremental depreciation expense for those assets that will be utilized through December 31, 2007. The Company expects also to recognize accelerated depreciation of $517,000 in each of the subsequent quarters ending September 30, 2007 and December 31, 2007.


(3)   CASH DIVIDENDS

      On June 1, 2007, the Company declared a regular quarterly cash dividend in the amount of $0.475 per share for the third quarter. The dividends were paid on July 6, 2007, to shareholders of record on June 15, 2007. At June 30, 2007, there were accrued and unpaid dividends of $4,368,000. Regular quarterly cash dividends of $0.45 per share, or $1.80 annually, were paid during fiscal 2006.


(4)   COMPREHENSIVE INCOME

      The components of accumulated other comprehensive loss included in the accompanying unaudited consolidated balance sheets at June 30, 2007 and September 30, 2006 consist of net minimum pension liability adjustments and cumulative foreign currency translation adjustments. The following table sets forth the Company's comprehensive income and its components for the three and nine-month periods ended June 30, 2007 and 2006 (000's):

                                Three Months Ended     Nine Months Ended
                                     June 30,               June 30,
                               -------------------    -------------------
                                2007        2006       2007        2006
                              --------    --------   --------    --------

Net income . . . . . . . . .  $  3,907    $  5,121   $ 14,706    $ 14,376
Other comprehensive income:
  Foreign currency trans-
    lation adjustments . . .        90         252        335           6
                              --------    --------   --------    --------
Comprehensive income . . . .  $  3,997    $  5,373   $ 15,041    $ 14,382
                              ========    ========   ========    ========

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                                June 30, 2007


(5)   INCOME PER COMMON SHARE

      Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock that would have been outstanding assuming dilution from stock-based compensation awards during each period. The following table presents the weighted average number of shares of common stock for the three and nine-month periods ended June 30, 2007 and 2006 (000's):

                                Three Months Ended     Nine Months Ended
                                     June 30,               June 30,
                               -------------------    -------------------
                                2007        2006       2007        2006
                              --------    --------   --------    --------
Weighted average number of
  shares of common stock
  outstanding. . . . . . . .     9,146       9,048      9,116       9,025
Effect of dilutive
  stock-based compensation
  awards . . . . . . . . . .        62          56         70          73
                              --------    --------   --------    --------
Weighted average number of
  shares of common stock
  assuming dilution. . . . .     9,208       9,104      9,186       9,098
                              ========    ========   ========    ========


(6)   STOCK-BASED COMPENSATION

      The Company maintains three stock-based compensation plans for key employees and/or non-employee directors: (i) the Landauer, Inc. 1996 Equity Plan, as amended and restated through November 8, 2001 (the "1996 Equity Plan"); (ii) the Landauer, Inc. 1997 Non-Employee Director's Stock Option Plan, as amended and restated through November 8, 2001 (the "1997 Director's Plan"); and (iii) the Landauer, Inc. 2005 Long-Term Incentive Plan (the "2005 LTI Plan"). For future grants, the 2005 LTI Plan replaced the 1996 Equity Plan and the 1997 Director's Plan. The Company reserved 500,000 shares of its common stock for grant under the 2005 LTI Plan, and any shares reserved for award and unused under the previous two plans were cancelled. The Plans provide for grants of options to purchase the Company's common stock, restricted stock, restricted stock units, performance shares and units, and stock appreciation rights. Shares issued upon settlement of stock-based compensation awards are issued from the Company's authorized, unissued stock.

      Effective October 1, 2005, the Company adopted SFAS No. 123 (Revised
2004), "Share-Based Payment," ("SFAS 123R"), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for new share-based awards granted after September 30, 2005 and for share-based awards granted prior to, but not yet vested, as of September 30, 2005. Stock-based compensation totaled approximately $580,000 and $581,000 for the nine months ended June 30, 2007 and 2006, respectively. The total income tax benefit recognized in the consolidated statements of income related to expense for stock-based compensation was approximately $233,000 and $203,000 during the first three quarters of fiscal 2007 and 2006, respectively.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                                June 30, 2007


      STOCK OPTIONS

      No stock options have been granted in fiscal 2007 or 2006. Grants of stock options in prior fiscal years were granted with an exercise price equal to the market value of the stock on the date of grant. Expense related to stock options issued to eligible employees under the Plans is recognized ratably over the vesting period. Stock options generally vest over a period of 0 to 4 years and have 10-year contractual terms. A summary of stock option activity during the nine months ended June 30, 2007 is presented below:

                                                   Weighted-
                                                   Average
                                      Weighted-    Remaining
                           Number     Average     Contractual    Aggregate
                             of       Exercise       Term        Intrinsic
                           Options     Price        (Years)        Value
                           -------    ---------   -----------    ---------
Outstanding at
  October 1, 2006. . . .   468,000      $41.29
Exercised. . . . . . . .  (134,000)      37.44
                           -------      ------
Outstanding at
  June 30, 2007. . . . .   334,000      $42.83        6.8       $2,152,000
                           =======      ======
Exercisable at
  June 30, 2007. . . . .   333,000      $42.83        6.8       $2,149,000
                           =======      ======

      At June 30, 2007, unrecognized compensation expense related to stock options totaled approximately $1,000 and is expected to be recognized over a weighted-average period of 2 months. The intrinsic value of options exercised totaled approximately $1,940,000 and $370,000 during the first three quarters of fiscal 2007 and 2006, respectively. The total income tax benefit recognized in the consolidated statements of income related to the exercise of stock options was approximately $773,000 during the nine-month period ending June 30, 2007.

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

      Restricted stock issued to eligible employees under the 2005 LTI plan vests, to date, over a period from 6 months to 5 years, and performance shares contingently vest over various periods, depending on the nature of the performance goal. Compensation expense for performance shares is recorded ratably over the vesting period, assuming that achievement of performance goals is deemed probable. Compensation expense for restricted stock is recognized ratably over the vesting period. The weighted average fair value of restricted share grants, including restricted stock and performance shares, granted during the nine months ended June 30, 2007 and 2006 was $49.28 and $46.20, respectively.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                                June 30, 2007


      Restricted share transactions during the nine months ended June 30, 2007 were as follows:

                                               Number of        Weighted-
                                               Restricted       Average
                                                 Share           Fair
                                                 Awards          Value
                                               ----------      ----------

Outstanding at October 1, 2006 . . . . . .       14,000          $46.57
Granted. . . . . . . . . . . . . . . . . .       29,000           49.28
Vested . . . . . . . . . . . . . . . . . .       (2,000)          47.80
                                                 ------          ------
Outstanding at June 30, 2007 . . . . . . .       41,000          $48.41
                                                 ======          ======

      At June 30, 2007, unrecognized compensation expense related to restricted share awards totaled approximately $1.4 million and is expected to be recognized over a weighted average period of 2 years. The total fair value of shares vested during the nine-month period ended June 30, 2007 was $87,000. No shares vested during the nine-month period ended June 30, 2006.


(7)   NOTES PAYABLE

      In April 2004, the Company negotiated a $25 million line of credit with a commercial bank and borrowed $7,724,000 (euro-denominated) under this facility as part of funding the acquisition of the remaining 49% minority interest in Landauer-Europe. The credit agreement was amended, effective March 25, 2005, to extend the maturity date to March 25, 2006 and reduce the aggregate loan commitment under the credit facility to $15 million, with an option for the Company to increase to $25 million. A second amendment was made effective March 25, 2006, to extend the maturity date to March 25, 2007 and increase the minimum tangible net worth covenant to $22.4 million. The Company did not renew the line upon its maturity in March 2007.

      At September 30, 2006, outstanding borrowings under the credit agreement were $1,649,000. No borrowings were outstanding at June 30, 2007. The Company funded euro-based debt service payments from euro-denominated cash flows. It is expected that cash on hand and cash flow from operations will be sufficient to fund the cash requirements of the business.


(8)   PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

      The components of net periodic benefit cost for pension and retiree medical plans are as follows (000's):

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                                June 30, 2007


                                             Pension           Other
                                             Benefits         Benefits
                                          --------------    -------------
                                                 Three Months Ended
                                                      June 30,
                                           ------------------------------
                                           2007    2006    2007     2006
                                          ------  ------  ------   ------
Components of net periodic
 benefit cost:
   Service cost. . . . . . . . . . . . .  $  277  $  293  $   18   $   (3)
   Interest cost . . . . . . . . . . . .     307     283      18       18
   Expected return on plan assets. . . .    (185)   (190)      -        -
   Amortization of transition (asset)
     obligation. . . . . . . . . . . . .      (1)     (2)      -       (2)
   Amortization of prior service cost. .      36      39     (28)     (38)
   Recognized net actuarial loss . . . .       4      23      11       32
   Special termination benefits (1). . .      47       -       -        -
                                          ------  ------  ------   ------
   Net periodic benefit cost . . . . . .  $  485  $  446  $   19   $    7
                                          ======  ======  ======   ======


                                             Pension           Other
                                             Benefits         Benefits
                                          --------------    -------------
                                                  Nine Months Ended
                                                      June 30,
                                           ------------------------------
                                           2007    2006    2007     2006
                                          ------  ------  ------   ------
Components of net periodic
 benefit cost:
   Service cost. . . . . . . . . . . . .  $  866  $  954  $   41    $  22
   Interest cost . . . . . . . . . . . .     902     870      57       65
   Expected return on plan assets. . . .    (563)   (583)      -        -
   Amortization of transition (asset)
     obligation. . . . . . . . . . . . .      (4)     (6)      -        2
   Amortization of prior service cost. .     111     117     (84)     (72)
   Recognized net actuarial loss . . . .      36      89      49       76
   Special termination benefits (1). . .      94       -       -        -
                                          ------  ------  ------   ------
   Net periodic benefit cost . . . . . .  $1,442  $1,441  $   63   $   93
                                          ======  ======  ======   ======

  (1) Represents benefit costs arising from the early retirement of the Company's former chief financial officer.

      In accordance with funding requirements for the 2007 plan year, Landauer contributed $124,000 to its pension plan in the quarter ended December 31, 2006 and $249,000 in the quarter ended June 30, 2007. In January 2007, the Company contributed an additional $792,000 to the pension plan to fulfill funding requirements for the 2006 plan year.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                                June 30, 2007


(9)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In addition, the FASB released Staff Position No. FIN 48-1 (FSP 48-1) to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and will become effective for the Company at the beginning of fiscal 2008. The Company continues to evaluate the impact of FIN No. 48 and the Staff Position to its financial position, results of operations and financial disclosures.

      In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." The Statement requires companies to recognize on their balance sheet the funded status of their defined benefit pension and other postretirement benefit plans and to recognize changes in the funded status of these plans through comprehensive income in the year in which the changes occur. The Statement also requires companies to measure the plan assets and its obligations as of the end of the employer's fiscal year. The provisions of SFAS No. 158 will be effective for the Company at the end of fiscal 2007. The effect on the Company's financial statements is dependent upon assumptions used and actual returns on assets at the time of adoption. The Company currently estimates that the adoption of this Statement will result in the recognition of an additional liability with a related pre-tax charge to accumulated other comprehensive income in the amount of approximately $2.4 million.

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

SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 to its financial position, results of operations and financial disclosures.

      In March 2007, the FASB ratified the Emerging Issues Task Force
(EITF) Issue No. 06-10, "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements." The EITF affirmed as a final consensus that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 or APB Opinion No. 12. Issue No. 06-10 applies only when the arrangement is determined to provide a postretirement benefit. The final consensus on Issue No. 06-10 will also

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                                June 30, 2007


require an employer to recognize and measure the asset under a collateral assignment arrangement based on the substance of the arrangement. The Issue is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company is currently evaluating the impact of Issue No. 06-10 to its financial position, results of operations and financial disclosures.

      In June 2007, the FASB ratified EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF No. 06-11 requires companies to recognize the realized tax benefit from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested or outstanding equity-classified employee share-based payment awards as an increase to additional paid-in-capital. The EITF also addresses the accounting for these tax benefits if an entity's estimate of forfeitures changes in subsequent periods. The Issue is to be applied prospectively to dividends declared in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company is currently evaluating the impact of Issue No. 06-11 to its financial position, results of operations and financial disclosures.




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

      Landauer's operations include services for the measurement and monitoring of radon gas (referred to as "sales of radon kits") and services related to the remediation of radon gas. These services require the customer to deploy a radon detector and return the detector to the Company's laboratories for dose determination and reporting. Where a customer has purchased a radon services agreement, the Company may assist with remediation services on properties where radon measurements exceed a specified threshold. These services are provided by the Company's wholly-owned subsidiary, HomeBuyer's Preferred, Inc.

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

      The services provided by the Company to its customers are ongoing and of a subscription nature. As such, revenues are recognized in the periods in which such services are rendered, irrespective of whether invoiced in advance or in arrears. Given the subscription nature of Landauer's services, quarterly revenues have historically been fairly consistent. During the second quarter of each fiscal year, however, the Company provides additional services of reporting annual radiation dose summaries that generate increased revenues. Growth in the Company's InLight product line may result in some variability in quarter-to-quarter revenue comparisons, given the nature of purchase cycles associated with sales of radiation dose measurement instruments and detectors.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2007
---------------------------------------------------------

      Revenues for the third quarter of fiscal 2007 were $20,589,000, a 5.1% increase compared to revenues of $19,591,000 for the same quarter in fiscal 2006. Domestic revenue for the quarter was approximately flat with prior year. International revenue increased $909,000, or 23.8%, supported by growth in volume in most regions, the addition of a new 51% owned joint venture in Australia and favorable currency exchange rates.

      The cost of sales for the third quarter of fiscal 2007 were $6,596,000, a decrease of $546,000 or 7.6%, compared with cost of sales of $7,142,000 for the same quarter in fiscal 2006. Gross margins were 68.0% of revenues for the third quarter of fiscal 2007, compared with the 63.5% reported for the same period in fiscal 2006. The improvement is a result of the profit improvement plan initiated in the second quarter of fiscal 2006, resulting in a reduction in labor and related expenses, and reduced depreciation expense due to certain investments in manufacturing and lab operations equipment becoming fully depreciated.

      Selling, general and administrative expenses for the third quarter of fiscal 2007 were $6,164,000, an increase of $1,477,000 or 31.5%, compared with expense of $4,687,000 for the third quarter of fiscal 2006. Factors contributing to the increase in selling, general and administrative costs include: $483,000 in spending to re-engineer business processes and to replace the Company's information technology systems that support improved customer relationship management and the order-to-cash cycle; $105,000 incremental operating expenses from the addition of the new 51% owned joint venture in Australia; $279,000 of increased cost in other foreign operations, primarily relating to increased foreign exchange rates; and $352,000 of increased spending for professional fees primarily related to tax services.

      As part of the IT initiative announced earlier this year, management completed the technical design phase of the new system and the resulting final evaluation of the usefulness of investments made in legacy information systems' hardware and software. Of these assets, $3.5 million were determined to be either impaired or subject to accelerated depreciation. This resulted in a third quarter charge of $2.4 million ($1.4 million, after-tax), of which $2.2 million was for impaired assets.

      Resulting operating income for the quarter ended June 30, 2007 was $5,472,000, a decrease of 29.5% compared with $7,762,000 reported in the same quarter a year ago.

      Net other income, including equity in income of joint venture, for the quarter was $221,000 higher than a year ago, reflecting higher net interest income and higher equity earnings from Nagase Landauer. The effective income tax rate for the third quarter of fiscal 2007 was 35.8% compared with the prior year at 36.9%. Resulting net income for the quarter ended June 30, 2007 amounted to $3,907,000, or $0.42 per diluted share, compared with $5,121,000, or $0.56 per diluted share, for the same quarter in fiscal 2006. The impact of the asset impairment and accelerated depreciation charges decreased diluted earnings per share by $0.15.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2007
-------------------------------------------------------------

      Revenues for the first nine months of the fiscal year were $62,382,000, a 6.0% increase compared to revenues of $58,859,000 for the same period in fiscal 2006. Domestic revenue growth was $739,000, or 1.5%, from gains in the core radiation monitoring business and the HomeBuyer's Preferred subsidiary, and increases in the domestic InLight services revenue. International revenue increased $2,784,000, or 25.4%, supported by growth in volume in most regions, lead by InLight services, the addition of a new 51% owned joint venture in Australia and favorable currency exchange rates.

      The cost of sales for the first nine months of fiscal 2007 were $20,817,000, a decrease of $1,244,000 or 5.6%, compared with cost of sales of $22,061,000 for the same period in fiscal 2006. Gross margins were 66.6% of revenues for the first nine months of fiscal 2007, compared with the 62.5% reported for the same period in fiscal 2006. The improvement is a result of the profit improvement plan initiated in the second quarter of fiscal 2006 resulting in a reduction in labor and related expenses and postage costs. Further contributing to the improved margin is reduced depreciation expense due to certain investments in manufacturing and lab operations equipment becoming fully depreciated.

      Selling, general and administrative expenses for the first nine months of fiscal 2007 were $17,483,000, an increase of $3,141,000 or 21.9%, compared with expense of $14,342,000 for the same period in fiscal 2006. Factors contributing to the increase in selling, general and administrative costs include: $1,003,000 in spending to re-engineer business processes and to replace the Company's information technology systems that support improved customer relationship management and the order-to-cash cycle; $380,000 incremental operating expenses from the addition of the new 51% owned Joint venture in Australia; $640,000 of increased cost in other foreign operations, primarily relating to increased foreign exchange rates; and $533,000 higher spending for salaries and benefits and $780,000 in professional fees for investments in support of certain strategic initiatives and increased spending for professional fees primarily related to tax services.

      Operating income for the nine months ended June 30, 2007 was $21,725,000, a decrease of 0.6% compared with $21,856,000 in the same period a year ago. The current year operating income was impacted by the asset impairment and accelerated depreciation charges discussed above in the results of operations for the quarter ended June 30, 2007. Prior year operating results were reduced by $600,000 in reorganization expenses in support of the profit improvement plan initiated in the second quarter of 2006.

      Net other income, including equity in income of joint venture, for the first nine months was $397,000 higher than a year ago, primarily reflecting higher net interest income. The effective income tax rate for the first nine months of fiscal 2007 was 36.9% compared with the prior year at 37.4%. Resulting net income for the nine months ended June 30, 2007 amounted to $14,706,000 or $1.60 per diluted share, compared with $14,376,000, or $1.58 per diluted share, for the same period in fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Landauer generated $2,734,000 in cash during the nine months ended June 30, 2007, resulting in cash on hand of $18,154,000 at June 30, 2007. The Company made payments of $1,717,000 on its line of credit during the nine months ended June 30, 2007, ending the period with no borrowings outstanding.

      Cash flows provided by operating activities for the first nine months of fiscal 2007 were $19,123,000, an increase of $1,222,000, or 6.8%, from fiscal 2006. The increase is due primarily to an increase in net income, exclusive of the third quarter non-cash impairment and accelerated depreciation charge, as well as an increase in the contribution from the change in the components of working capital compared to prior year, partially offset by a decline in dividends received from Nagase-Landauer, Ltd. compared to prior year.

      Investing activities included acquisitions of property, plant and equipment in the amounts of $5,398,000 and $2,860,000 for the nine months ended June 30, 2007 and 2006, respectively. Landauer's board of directors approved a program to re-engineer business processes and replace the Company's information technology systems that support customer relationship management and the order-to-cash cycle. The total cost of the program is estimated to be $9,000,000 to $10,000,000 of which approximately $6,600,000 will be capitalized. Capital expenditures for the remainder of fiscal 2007 are expected to be in the range of $2,000,000 to $2,500,000, principally for the development and implementation of supporting software systems. The Company anticipates that funds for these capital improvements will be provided from operations.

      The Company's financing activities were comprised of credit facility activities and payments of cash dividends to shareholders and minority partners, offset partially by proceeds from the exercise of stock options. During the first nine months of fiscal 2007 and 2006, the Company paid cash dividends of $12,795,000, or $0.475 per share, and $11,958,000, or $0.45 per share, respectively, and such amounts have been provided from operations.

      As described in Note 6 to the financial statements, the Company maintained a credit facility, which expired in March 2007. As amended, the credit facility permitted borrowing up to $15,000,000, with an option for the Company to increase to $25,000,000. In April 2004, the Company borrowed $7,724,000 to acquire the remaining 49% minority interest in Landauer-Europe. At September 30, 2006, outstanding borrowings under the credit agreement were $1,649,000. No borrowings were outstanding at June 30, 2007. The borrowings were classified as current liabilities and were denominated in euros, which is the functional currency of Landauer-Europe.

In the opinion of management, cash flows from operations are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program.

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments, reflected on the balance sheet as "Deferred Contract Revenue", amounted to $14,782,000 and $13,761,000 as of June 30, 2007 and September 30, 2006,
respectively. While these amounts represent approximately 49.9% and 48.4% of current liabilities as of June 30, 2007 and September 30, 2006, respectively, such amounts do not represent a cash requirement.

      All customers are invoiced in accordance with the Company's standard terms, with payment generally due thirty to sixty days from date of invoice. A significant portion of the Company's revenues is subject to health care industry reimbursement cycles, particularly hospitals.

      Landauer offers radiation monitoring services in the United Kingdom, Canada, Japan, Brazil, China, Australia and France. The Company's operations in these markets generally do not depend on significant capital resources.

OUTLOOK FOR BALANCE OF FISCAL 2007
----------------------------------

      The Company anticipates 2007 aggregate revenue growth to be in the range of 4-5 percent. Investments in sales and marketing and our information systems initiative will accelerate in the coming quarter. In addition, we will record approximately $517,000 of additional depreciation in the fourth quarter from accelerating the depreciation of certain IT assets. As a result, we believe earnings for fiscal 2007 will be flat with 2006. (In fiscal 2006, Landauer reported revenues of $79.0 million, net income of $19.0 million, and diluted earnings per share of $2.09. These results included $1.0 million in after-tax reorganization and management transition charges.) Excluding the impairment and accelerated depreciation charges, earnings are expected to grow 4 - 5 percent.

FORWARD LOOKING STATEMENTS
--------------------------

      Certain of the statements made herein constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties. These include the following, without limitation: assumptions, risks and uncertainties associated with the Company's development and introduction of new technologies in general; introduction and customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (OSL) technology to new platforms and formats, such as Luxel<registered trademark>+; the costs associated with the Company's research and business development efforts; the usefulness of older technologies; the anticipated results of operations of the Company and its subsidiaries or ventures; valuation of the Company's long-lived assets or business units relative to future cash flows; changes in pricing of products and services; changes in postal and delivery practices; the Company's business plans; anticipated revenue and cost growth; the risks associated with conducting business internationally; other anticipated financial events; the effects of changing economic and competitive conditions; foreign exchange rates; government regulations; accreditation requirements; and pending accounting pronouncements. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company's business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth in Item 1A "Risk Factors" and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and information contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2006 and other reports filed by the Company, from time to time, with the SEC.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

      In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In addition, the FASB released Staff Position No. FIN 48-1 (FSP 48-1) to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and will become effective for the Company at the beginning of fiscal 2008. The Company continues to evaluate the impact of FIN No. 48 and the Staff Position to its financial position, results of operations and financial disclosures.

      In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." The Statement requires companies to recognize on their balance sheet the funded status of their defined benefit pension and other postretirement benefit plans and to recognize changes in the funded status of these plans through comprehensive income in the year in which the changes occur. The Statement also requires companies to measure the plan assets and its obligations as of the end of the employer's fiscal year. The provisions of SFAS No. 158 will be effective for the Company at the end of fiscal 2007. The effect on the Company's financial statements is dependent upon assumptions used and actual returns on assets at the time of adoption. The Company currently estimates that the adoption of this Statement will result in the recognition of an additional liability with a related pre-tax charge to accumulated other comprehensive income in the amount of approximately $2.4 million.

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

SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 to its financial position, results of operations and financial disclosures.

      In March 2007, the FASB ratified the Emerging Issues Task Force
(EITF) Issue No. 06-10, "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements." The EITF affirmed as a final consensus that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 or APB Opinion No. 12. Issue No. 06-10 applies only when the arrangement is determined to provide a postretirement benefit. The final consensus on Issue No. 06-10 will also require an employer to recognize and measure the asset under a collateral assignment arrangement based on the substance of the arrangement. The Issue is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company is currently evaluating the impact of Issue No. 06-10 to its financial position, results of operations and financial disclosures.

      In June 2007, the FASB ratified EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF No. 06-11 requires companies to recognize the realized tax benefit from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested or outstanding equity-classified employee share-based payment awards as an increase to additional paid-in-capital. The EITF also addresses the accounting for these tax benefits if an entity's estimate of forfeitures changes in subsequent periods. The Issue is to be applied prospectively to dividends declared in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company is currently evaluating the impact of Issue No. 06-11 to its financial position, results of operations and financial disclosures.

CRITICAL ACCOUNTING POLICIES
----------------------------

      The accounting policies followed by the Company are set forth in
Item 7 and "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements of the 2006 Landauer Annual Report on Form 10-K. The Company believes that at June 30, 2007, there have been no material changes to this information.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk, including changes in foreign currency exchange rates and interest rates. These risks are set forth in
Item 7A of the 2006 Landauer Annual Report on Form 10-K. The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through June 30, 2007.

ITEM 4.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
----------------------------------

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") (the Company's principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures as of June 30, 2007 were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------

      There have been no changes in the Company's internal control over financial reporting that occurred during the period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.




PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of June 30, 2007, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

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

Date:  August 8, 2007

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