Form 10-K
period 2007-09-30
LANDAUER INC
filed 2007-12-12
CIK 825410

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 2007

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

          Large accelerated filer [  ]      Accelerated filer [ X ]
                         Non-accelerated filer [  ]

      Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Act).   Yes [  ] No [ X ]

      As of March 31, 2007 the aggregate market value of the voting and nonvoting common equity (based upon the closing price on the New York Stock Exchange) held by non-affiliates was approximately $459,000,000. The number of shares of common stock ($0.10 par value) outstanding as of December 6, 2007 was 9,216,016.


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement in connection with the February 7, 2008 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                    INDEX

Item                                                                Page
----                                                                ----

PART I
1.         Business
                General Description. . . . . . . . . . . . . . . . .   4
                Marketing and Sales. . . . . . . . . . . . . . . . .   5
                Seasonality. . . . . . . . . . . . . . . . . . . . .   7
                International Activities . . . . . . . . . . . . . .   7
                Patents. . . . . . . . . . . . . . . . . . . . . . .   7
                Raw Materials. . . . . . . . . . . . . . . . . . . .   7
                Competition. . . . . . . . . . . . . . . . . . . . .   7
                Research and Development . . . . . . . . . . . . . .   8
                Environmental and Other Governmental Regulations . .   8
                Employees and Labor Relations. . . . . . . . . . . .   9
                Available Information. . . . . . . . . . . . . . . .   9
1A.        Risk Factors. . . . . . . . . . . . . . . . . . . . . . .   9
1B.        Unresolved Staff Comments . . . . . . . . . . . . . . . .  12
2.         Properties. . . . . . . . . . . . . . . . . . . . . . . .  12
3.         Legal Proceedings . . . . . . . . . . . . . . . . . . . .  12
4.         Submission of Matters to a Vote of Security Holders . . .  12

PART II
5.         Market for Registrant's Common Equity,
             Related Stockholder Matters and Issuer Purchases
             of Equity Securities. . . . . . . . . . . . . . . . . .  13
6.         Selected Financial Data . . . . . . . . . . . . . . . . .  14
7.         Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . .  15
7A.        Quantitative and Qualitative Disclosures
             About Market Risk . . . . . . . . . . . . . . . . . . .  24
8.         Consolidated Financial Statements and
           Supplementary Data
                Consolidated Balance Sheets. . . . . . . . . . . . .  25
                Consolidated Statements of Income. . . . . . . . . .  27
                Consolidated Statements of Stockholders' Equity
                  and Comprehensive Income . . . . . . . . . . . . .  28
                Consolidated Statements of Cash Flows. . . . . . . .  29
                Notes to Consolidated Financial Statements . . . . .  31
                Report of Independent Registered
                  Public Accounting Firm . . . . . . . . . . . . . .  47
9.         Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure. . . . . . . . .  49
9A.        Controls and Procedures . . . . . . . . . . . . . . . . .  49
9B.        Other Information . . . . . . . . . . . . . . . . . . . .  49

PART III
10.        Directors, Executive Officers and Corporate Governance. .  50
11.        Executive Compensation. . . . . . . . . . . . . . . . . .  51
12.        Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters. . . . .  51
13.        Certain Relationships and Related Transactions,
             and Director Independence . . . . . . . . . . . . . . .  51
14.        Principal Accounting Fees and Services. . . . . . . . . .  51

PART IV
15.        Exhibits, Financial Statement Schedules
                Financial Statements . . . . . . . . . . . . . . . .  51
                List of Exhibits . . . . . . . . . . . . . . . . . .  51
                Signatures . . . . . . . . . . . . . . . . . . . . .  55
                Quarterly Financial Data (Unaudited) . . . . . . . .  56

                                   PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION

      Landauer is a leading provider of analytical services to determine occupational and environmental radiation exposure. For over 50 years, the Company has provided complete radiation dosimetry services to hospitals, medical and dental offices, universities, national laboratories, nuclear facilities and other industries in which radiation poses a potential threat to employees. Landauer's services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from clients, and the analysis and reporting of exposure findings. These services are provided to approximately 1.5 million individuals in the U.S., Japan, France, the United Kingdom, Brazil, Canada, China, Australia and other countries. In addition to providing analytical services, the Company may lease or sell dosimetry detectors and reading equipment to large customers that want to manage their own dosimetry programs, or into smaller international markets in which it is not economical to establish a direct service.

      As used herein, the "Company" or "Landauer" refers to Landauer, Inc. and its subsidiaries. The Company's shares are listed on the New York Stock Exchange under the symbol LDR. As of September 30, 2007, there were 9,210,861 shares outstanding.

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

      The Company offers its service for measuring the dosages of x-ray, gamma radiation and other penetrating ionizing radiations to which the wearer has been exposed, primarily through badges, which contain optically stimulated luminescent ("OSL") material, which are worn by client personnel. This technology is marketed under the trade name
Luxel+<registered trademark> and InLight<registered trademark>.

      Landauer believes that its business is largely dependent upon the Company's technical competence, the quality, reliability and price of its services and products, and its prompt and responsive performance.

      While most of the Company's revenues are domestic, these services are also marketed by Landauer in Canada and by its subsidiaries in other parts of the world. The Company owns a 75% interest in SAPRA-Landauer, Ltda., which provides radiation dosimetry services in Brazil and owns the radiation dosimetry service business formerly conducted by REM in Sao Paulo, Brazil. The Company has a 70% equity interest in a joint venture with China National Nuclear Corporation known as Beijing-Landauer, Ltd., which provides radiation monitoring services in China. On July 1, 2007, the Company acquired a 51% interest in Landauer Australasia Pty Ltd., which provides radiation monitoring services in Australia and Asia. Landauer's radiation monitoring activities also include operations in Japan through Nagase-Landauer, Ltd., a 50%-owned joint venture.

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

      Landauer's InLight dosimetry system, introduced in 2003, provides small and mid-sized in-house and commercial laboratories with the ability to provide in-house radiation monitoring services using OSL technology. InLight services may involve a customer acquiring or leasing dosimetry devices as well as analytical reading equipment from the Company. The system is based on the Company's proprietary technology and instruments, and dosimetry devices developed by Matsushita Industrial Equipment Company. The InLight system allows customers the flexibility to tailor their precise dosimetry needs.

      Landauer's operations include services for the measurement and monitoring of radon gas (referred to as "sales of radon kits"), which represent less than 3% of the Company's total revenues. Its wholly-owned subsidiary, HomeBuyer's Preferred, Inc., offers a service, targeted to corporate employee relocation programs, which provides radon monitoring and, when necessary, remediation to purchasers of personal residences. Testing requires the customer to deploy a radon detector and return the detector to the Company's laboratories for dose determination and reporting. The Company assists with remediation services on properties where radon measurements exceed a specified threshold.

      Other radiation measurement-related services (ancillary services) augment the basic radiation measurement services that the Company offers, providing administrative and informational tools to customers for the management of their radiation safety programs.

MARKETING AND SALES

      Landauer's dosimetry services are marketed in the U.S. and Canada primarily by full-time Company personnel located in five sales regions. The direct sales force is supplemented by a telesales organization targeted at smaller accounts and remote territories. The Company's non-domestic services are marketed through its wholly owned subsidiary operating in the United Kingdom and France, as well as ventures in Japan, Brazil, Australia and China. Other firms and individuals market the Company's services on a commission basis, generally to small customers.

      Worldwide, the Company and its affiliates serve approximately 69,000 customers representing approximately 1.5 million individuals. The customer base is diverse and fragmented with no single customer representing greater than 2% of revenue. Typically, a client will contract on a subscription basis for one year of service in advance, representing monthly, bimonthly or quarterly badges, readings and reports. Customer relationships in the radiation monitoring market are generally stable and recurring. Deferred contract revenue, as shown on the consolidated balance sheets, represents advance payment for services to be rendered for those customers invoiced in advance. At September 30, 2007 and 2006, deferred contract revenue was $13,832,000 and $13,761,000, respectively.

      The Company's domestic radiation monitoring services are largely based on the Luxel+ dosimeter system in which all analyses are performed at the Company's laboratories in Glenwood, Illinois. Luxel+ employs the Company's proprietary OSL technology. Recently, the Company introduced the InLight dosimetry system that enables certain customers to make their own measurements using OSL technology. InLight is marketed to the smaller radiation measurement laboratories found at nuclear power plants, military installations, national research laboratories, and commercial services. Landauer has positioned the InLight system as both a product line and a radiation monitoring service in ways that others can benefit directly from the technical and operational advantage of OSL technology. The resulting business models include:

..     The provision of InLight systems to subsidiary and partner laboratories.

..     The sale of radiation detection monitors, analytical instruments and custom analytical software to independent laboratories throughout the world to replace their existing technologies with an OSL-based radiation dosimetry system.

..     The lease or rental of InLight systems by in-house laboratories such as nuclear power plants, Department of Energy facilities and others for their temporary or permanent use in radiation safety programs.

..     The sale of the MicroStar<registered trademark> system, a
      miniaturized OSL reader based on InLight technology, to hospitals, laboratories and others that require specialized radiation measurements for a variety of purposes; and

..     The provision of the "legal dose of record" to Homeland Security and
      First Responder personnel by combining InLight passive dosimetry technology with the active dosimeters offered by industry leaders.

      For most radiation dosimetry laboratories operating around the world, the laboratory must maintain accreditation with a regulatory body to provide the user with a formal record of dose - a process that is expensive and time consuming. By combining the implementation of an InLight system in the laboratory and "dose of record" determination by Landauer or a Company affiliated and accredited facility, the user can provide its workers with the periodic radiation safety management infrastructure without the need to maintain its own accreditation. Additionally, dosimetry management software options provide the ability to measure incremental radiation dose of workers at regular intervals over long periods of time.

      For those customers that require the establishment of an on-site laboratory but do not have the need or ability to maintain inventories of ready-to-wear devices for their employees, the InLight system allows those devices to be provided by Landauer at predetermined intervals. This option reduces investment in the dosimetry system and adds the convenience of on-time delivery of devices. InLight also forms the basis for Landauer's European operations and other future operations that might occur where local requirements preclude using a U.S. or other foreign-based laboratory.

      Radon gas detection kits are marketed directly by the Company primarily to institutional customers and government agencies. The HomeBuyer's Preferred<registered trademark> Radon Protection Plan service agreement is marketed directly by Landauer to companies and to their corporate relocation service providers for the benefit of purchasers of residences incident to transfers of personnel.

SEASONALITY

      The services provided by the Company to its customers are ongoing and are of a subscription nature. As such, revenues are recognized in the periods in which such services are rendered, irrespective of whether invoiced in advance or in arrears. Given the subscription nature of Landauer's services, quarterly revenues are fairly consistent. During the second quarter of each fiscal year, the Company provides additional services for reporting annual radiation dose summaries that generate increased revenues. The introduction of the Company's InLight product line may result in some variability in quarter-to-quarter revenue comparisons given the nature of purchase cycles associated with sales of radiation dose measurement instruments and detectors.

INTERNATIONAL ACTIVITIES

      Information regarding the Company's activities by geographic region is contained under the footnote "Geographic Information" on page 46 of this Annual Report on Form 10-K.

PATENTS

      The Company holds exclusive worldwide licenses to patent rights for certain technologies that measure and image radiation exposure to crystalline materials when stimulated with light. These licenses were acquired by the Company from Battelle Memorial Institute and Oklahoma State University as part of collaborative efforts to develop and commercialize a new generation of radiation dosimetry technology. These licenses expire in years 2011 through 2015.

      As of September 30, 2007, the Company is using OSL technology to provide dosimetry services to essentially its entire domestic and many of its international customers. These licenses and systems represent an important proprietary component of the OSL-based radiation monitoring services and products sold under the trade names Luxel, Luxel+ and InLight. Additionally, the Company holds certain patents that relate to various dosimeter designs, radiation measurement materials and methods, and optical data storage techniques using aluminum oxide generated from the Company's research and development activities. These patents expire in 2017 through 2024.

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

RESEARCH AND DEVELOPMENT

      The Company's technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. The development of OSL dosimetry, announced in 1994, was funded by the Company in its collaborative effort with Battelle Memorial Institute and Oklahoma State University. The Company commercialized this technology beginning in 1998 and has converted most of its customers to the technology. Presently, research efforts seek to expand the use of OSL, particularly as it applies to radiation measurements in therapeutic and diagnostic radiology and nuclear medicine as well as to environmental radiation dosimetry, and investigate the usage of OSL in optical data storage.

      The Company also participates regularly in several technical professional societies, both domestic and international, that are active in the fields of health physics and radiation detection and monitoring. In fiscal 2007, 2006 and 2005, the Company spent $1,831,000, $1,769,000, and
$1,704,000, respectively, on research and development activities.

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

EMPLOYEES AND LABOR RELATIONS

      As of September 30, 2007, the Company employed approximately 400 full-time employees worldwide. The Company believes that it generally maintains good relations with employees at all locations.

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


ITEM 1A.  RISK FACTORS

      In addition to factors discussed elsewhere in this Annual Report on Form 10-K, set forth below are certain risks and uncertainties that could adversely affect our results of operations or financial condition and cause actual results or events to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

WE RELY ON A SINGLE FACILITY FOR THE PRIMARY MANUFACTURING AND PROCESSING OF OUR PRODUCTS AND SERVICES.

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

IF WE ARE NOT SUCCESSFUL IN THE DEVELOPMENT OR INTRODUCTION OF NEW TECHNOLOGIES, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED.

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

AS A PORTION OF OUR BUSINESS IS CONDUCTED OUTSIDE OF THE UNITED STATES, ADVERSE INTERNATIONAL DEVELOPMENTS COULD NEGATIVELY IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.

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

      Many of the Company's technology-based services must comply with various domestic and international standards that are used by regulatory and accreditation bodies for approving such services and products. The failure of the Company to obtain accreditation for its products and services may adversely affect the Company's business and market perception of the effectiveness of its products and services. Changes in these standards and accreditation requirements may also result in the Company having to incur substantial costs to adapt its offerings and procedures. Such adaptations may introduce quality assurance issues during transition that need to be addressed to ensure timely and accurate analyses and data reporting. Additionally, changes affecting radiation protection practices, including new understandings of the hazards of radiation exposure and amended regulations, may impact how the Company's services are used by its customers and may, in some circumstances, cause the Company to alter its products and delivery of its services.

FLUCTUATIONS IN CURRENCY EXCHANGE RATES COULD ADVERSELY AFFECT OUR RESULTS.

      The Company is exposed to market risk, including changes in foreign currency exchange rates. The financial statements of the Company's non-U.S. subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the functional currency. To date, the market risk associated with foreign currency exchange rates has not been material in relation to the Company's financial position, results of operations, or cash flows. These risks could increase, however, as the Company expands in international markets. The Company does not have any significant trade accounts receivable, trade accounts payable, or commitments in a currency other than that of the reporting unit's functional currency. As such, the Company does not currently use derivative financial instruments to manage the exposure in its non-U.S. operations.

SEVERAL OF OUR CURRENT AND POTENTIAL COMPETITORS HAVE SIGNIFICANTLY GREATER RESOURCES, AND INCREASED COMPETITION COULD IMPAIR SALES OF OUR PRODUCTS.

      The Company competes on the basis of advanced technologies, competent execution of these technologies, the quality, reliability and price of its services and its prompt and responsive performance. In much of the world, radiation monitoring activities are conducted by a combination of private entities and governmental agencies. The Company's primary competitor in the United States is large, has substantial resources, and has been particularly active in recent years in soliciting business from the Company's customers. The Company also faces competitive pressures from a number of smaller competitors.

UNFORESEEN PROBLEMS WITH THE IMPLEMENTATION AND MAINTENANCE OF OUR INFORMATION SYSTEMS COULD INTERFERE WITH OUR OPERATIONS.

      As part of the Company's initiative to re-engineer business processes and replace components of its information technology systems, the Company is implementing new enterprise resource planning software and other applications to manage certain of its business operations. As the new applications are implemented and functionality added, unforeseen problems could arise. Such problems could adversely impact the Company's operations, including the ability to perform the following in a timely manner: customer quotes, customer orders, product shipment, customer services and support, order billing and tracking, contractual obligations fulfillment and other related operations. If the new systems fail to provide simplified processes to serve customers and increase the speed with which the Company develops and introduces new products, the Company's results of operations and cash flows could be adversely affected.

OUR FAILURE TO ATTRACT, MOTIVATE AND RETAIN QUALIFIED AND KEY PERSONNEL TO SUPPORT OUR BUSINESS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS PLANS, PROSPECTS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

      The Company's success depends, in large part, upon the talent and efforts of key individuals including highly skilled scientists and engineers, as well as experienced senior management, sales, marketing and finance personnel. Competition for these individuals is intense and there can be no assurance that the Company will be successful in attracting, motivating, or retaining key personnel. The loss of the services of one or more of these senior executives or key employees, or the inability to continue to attract these personnel may have a material effect on its business plans, prospects, results of operations and financial condition. The Company's continued ability to compete effectively depends on its ability to attract new skilled employees and to retain and motivate its existing employees.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

      At September 30, 2007, the Company is not aware of any unresolved written comments from the Commission staff regarding its periodic or current reports under the Act.


ITEM 2.  PROPERTIES

      Landauer owns three adjacent buildings totaling approximately 65,000 square feet in Glenwood, Illinois, about 30 miles south of Chicago, and leases a local warehouse. The properties house the Company's administrative offices, information technology resources, laboratory, assembly and reading operations. The properties and equipment of the Company are in good condition and, in the opinion of management, are suitable and adequate for the Company's operations. The Company leases a crystal growth facility in Stillwater, Oklahoma and maintains laboratories in Japan, through its joint venture with Nagase-Landauer, Ltd., Brazil, China, Australia and France, as well as a sales office in Oxford, England.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of September 30, 2007, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the three months ended September 30, 2007.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's common stock is traded on the New York Stock Exchange under the trading symbol LDR. Prior to January 2002, the Company's common stock was traded on the American Stock Exchange. A summary of market prices of the Company's common stock is set forth in the table on page 56 of this Annual Report on Form 10-K. As of December 6, 2007, there were approximately 356 shareholders of record. There were no sales of unregistered securities of the Company and no repurchases of equity securities of the Company during fiscal 2007 by the Company.

      On November 30, 2007, the Company declared an increase of the regular quarterly cash dividend by 5% to $0.50 per share for the first quarter of fiscal 2008. This increase represents an annual rate of $2.00 per share compared with $1.90 paid in fiscal 2007. A summary of cash dividends paid for the last two years is set forth in the table on page 56 of this Annual Report on Form 10-K.

PERFORMANCE GRAPH

      The following graph reflects a comparison of the cumulative total return (change in stock price plus reinvested dividends) assuming $100 invested in Landauer's common stock, in the New York Stock Exchange ("NYSE") Market Index and in an industry index represented by a group of testing laboratories during the period from September 30, 2002 through September 30, 2007. (On January 15, 2002, the listing of Landauer's common stock was changed to the New York Stock Exchange from the American Stock Exchange.) The comparisons in the following table are historical and are not intended to forecast or be indicative of possible future performance of Landauer's common stock.


[ LINE CHART INDICATING THE FOLLOWING ]


                               Value of Investment at September 30,
                              ---------------------------------------
                              2002   2003   2004   2005   2006   2007
                              ----   ----   ----   ----   ----   ----
Landauer, Inc. . . . . . .    $100   $111   $153   $165   $178   $185
NYSE Market Index. . . . .     100    122    142    165    185    219
Testing Laboratories . . .     100    123    119    124    144    159

ITEM 6.  SELECTED FINANCIAL DATA

                      FIVE YEAR SELECTED FINANCIAL DATA
                       LANDAUER, INC. AND SUBSIDIARIES
                      FOR THE YEARS ENDED SEPTEMBER 30,


(Dollars in Thousands,
Except per Share)        2003(1)   2004(2)   2005(3)   2006(4)   2007(5)
----------------------  --------  --------  --------  --------  --------
Operating results
  Net revenues . . . .  $ 64,818  $ 69,809  $ 75,221  $ 79,043  $ 83,716
  Operating income . .    23,857    27,720    26,551    29,505    28,603
  Net income . . . . .    15,019    17,770    17,208    19,046    19,316
  Diluted net income
    per share. . . . .  $   1.69  $   1.98  $   1.90  $   2.09  $   2.10
Cash dividends
  per share. . . . . .  $   1.50  $   1.60  $   1.70  $   1.80  $   1.90
Total assets . . . . .  $ 64,238  $ 77,518  $ 85,859  $ 90,674  $ 97,340

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

(5) Fiscal 2007 includes accelerated depreciation and impairment charges of $2,875,000, reducing net income by $1,725,000 (after income tax benefit of $1,150,000) or $0.19 per diluted share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Landauer is a leading provider of analytical services to determine occupational and environmental radiation exposure. For over 50 years, the Company has provided complete radiation dosimetry services to hospitals, medical and dental offices, universities, national laboratories, nuclear facilities and other industries in which radiation poses a potential threat to employees. Landauer's services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from clients, and the analysis and reporting of exposure findings. These services are provided to approximately 69,000 customers representing approximately 1.5 million individuals in the U.S., Japan, France, the United Kingdom, Brazil, Canada, China, Australia and other countries. In addition to providing analytical services, the Company may lease or sell dosimetry detectors and reading equipment to large customers that want to manage their own dosimetry programs, or into smaller international markets in which it is not economical to establish a direct service.

      Landauer operates a mature business, and growth in numbers of customers is modest. In recent years, the Company's strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has been developing new platforms and formats for its OSL technology, such as InLight, to gain access to markets where the Company previously did not have a significant presence, such as smaller in-house and commercial laboratories. Revenue growth in recent years has occurred as a result of increased prices for certain services, entry into new markets through joint ventures and acquisitions, modest unit growth, and new ancillary services and products. The Company believes pricing in the domestic market has become more competitive and opportunities to continue to obtain regular price increases from its customers may be more limited in the future.

RESULTS OF OPERATIONS

FISCAL 2007 COMPARED TO FISCAL 2006

      Revenues for fiscal 2007 were $83,716,000, an increase of 5.9% compared with revenues of $79,043,000 for fiscal 2006. Domestic revenue growth for fiscal 2007 was $962,000 or 1.5%, attributable primarily to strong performance of the HomeBuyer's Preferred subsidiary and continued growth of domestic InLight. International revenue increased $3,711,000 or 24.6%, as a result of growth in volume in most regions, lead by increased InLight service revenues; revenues attributable to the addition of a new 51% owned joint venture in Australia; and favorable currency exchange rates. Favorable currency, primarily the strengthening of the Euro against the dollar, contributed approximately $1,250,000 of the revenue growth.

      Total cost of revenues for fiscal 2007 were $27,527,000, a decline of $1,207,000 or 4.2%, compared with cost of revenues of $28,734,000 for fiscal 2006. Gross margins for fiscal 2007 were 67.1% of revenues, compared with 63.6% in fiscal 2006. The improvement is a result of the profit improvement plan initiated in the second quarter of fiscal 2006 resulting in a reduction in labor and related expenses and material costs, and reduced depreciation expense due to certain investments in manufacturing and lab operations equipment becoming fully depreciated.

      During the 2007 fiscal year, the Company implemented a plan to support long-term profitability and growth. This plan supported investment in two initiatives to improve focus and build shareholder value. First, the Company expanded sales and marketing resources to better reach markets targeted by the Company for growth. Secondly, the Company accelerated its program to re-engineer business processes. An important part of the program is replacing the Company's information technology system. The information systems initiative is expected to cost $9,000,000 to $10,000,000 over the life of the project, with approximately $2,000,000 to $3,000,000 to be expensed and $7,000,000 to $8,000,000 to be capitalized. The project was initiated during fiscal 2007 and is targeted to be completed during fiscal 2008.

      Selling, general and administrative expenses for fiscal 2007 were $24,711,000, an increase of $5,557,000 or 29.0%, compared with selling, general and administrative expenses of $19,154,000 for fiscal 2006. Factors contributing to the increase in selling, general and administrative costs include: $2,114,000 in spending to re-engineer business processes and to replace the Company's information technology systems that support improved customer relationship management and the order-to-cash cycle; $920,000 in higher spending for salaries and benefits; $908,000 of increased cost in other foreign operations, primarily relating to increased foreign exchange rates; $802,000 of increased spending for professional fees primarily for investments in support of certain strategic initiatives and increased spending related to tax services; and $489,000 incremental operating expenses from the addition of the new 51% owned joint venture in Australia.

      As part of the IT initiative in the 2007 fiscal year, management completed an evaluation of the usefulness of investments made in legacy information systems' hardware and software having a net book value of approximately $4,600,000. Of these assets, approximately $3,500,000 was determined to be either impaired or subject to accelerated depreciation. This resulted in a fiscal 2007 charge of $2,875,000 ($1,725,000, after-tax), of which $2,185,000 was for impaired assets. The Company expects to record accelerated depreciation of approximately $375,000 in fiscal 2008.

      During fiscal 2006, the Company recognized $1,650,000 ($994,000, after-tax) for reorganization expense and management transition costs. In the second quarter of fiscal 2006, the Company initiated programs to reorganize several departments and functions to eliminate redundant positions, require employees to meet established performance criteria, and significantly alter or eliminate some benefit programs. The implementation of these programs resulted in a pre-tax charge in the amount of $600,000 primarily related to severance payments, extended employee benefits and related separation costs. In September 2006, Landauer recognized an additional reorganization charge of $1,050,000 for management transition expenses primarily related to early retirement incentives and associated pension benefit expenses arising from the retirement of two of the Company's executive officers.

      The charges discussed above had the following impact on results in fiscal 2007 and 2006, respectively:

                                             2007          2006
                                         -----------   -----------
      Operating income . . . . . . . .   $(2,875,000)  $(1,650,000)
      Tax benefit. . . . . . . . . . .     1,150,000       656,000
                                         -----------   -----------
      Net income . . . . . . . . . . .   $(1,725,000)  $  (994,000)
                                         ===========   ===========
      Diluted earnings per share . . .   $     (0.19)  $     (0.11)
                                         ===========   ===========

      Operating income for fiscal 2007 was $28,603,000, a decline of $902,000 or 3.1%, compared with operating income of $29,505,000 for fiscal 2006. The decline in operating income is due primarily to the spending in fiscal 2007 for the systems initiative and the impact of the charge for accelerated depreciation and impaired assets.

      Net other income, including equity in income of joint venture, for fiscal 2007 was $2,227,000, an increase of $735,000 or 49.3%, compared with other income of $1,492,000 for fiscal 2006. The increase in other income is due to increases in interest and investment income and higher Nagase-Landauer, Ltd. equity earnings. Fiscal 2006 equity earnings included a $237,000 charge for the write-down of accounts receivable, which represents the Company's 50% equity share of the charge.

      Income tax expense for fiscal 2007 and 2006 was $11,413,000 and $11,783,000, respectively. The effective tax rate was 37.0% and 38.0% in fiscal 2007 and 2006, respectively. The decline in the effective tax rate is driven by a number of factors including the increased impact of foreign source income.

      Net income for the 2007 fiscal year was $19,316,000, an increase of 1.4% compared with net income of $19,046,000 for fiscal 2006, with resulting diluted earnings per share for the current year of $2.10 compared with $2.09 reported a year ago.

FISCAL 2006 COMPARED TO FISCAL 2005

      Revenues for fiscal 2006 were $79,043,000, an increase of 5.1% compared with revenues of $75,221,000 for fiscal 2005. Domestic revenue growth for fiscal 2006 was $2,910,000, or 4.8%, from gains in the core radiation monitoring business, strong performance for the HomeBuyer's Preferred subsidiary, and a doubling of domestic InLight revenue predominantly through the sale of equipment. International revenue increased $912,000, or 6.4%, supported by growth in most markets led by InLight services in France.

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

                                             2006          2005
                                         -----------   -----------
      Operating income . . . . . . . .   $(1,650,000)  $(2,300,000)
      Tax benefit. . . . . . . . . . .       656,000       914,000
                                         -----------   -----------
      Net income . . . . . . . . . . .   $  (994,000)  $(1,386,000)
                                         ===========   ===========
      Diluted earnings per share . . .   $     (0.11)  $     (0.15)
                                         ===========   ===========

      Operating income for fiscal 2006 was $29,505,000, an increase of $2,954,000 or 11.1%, compared with operating income of $26,551,000 for fiscal 2005. Operating income as a percentage of revenue was 37.3% in fiscal 2006 compared to 35.3% in fiscal 2005. The improvement was driven by lower reorganization expense as outlined above and reductions in the operating cost structure as a result of the profit improvement plan initiated in the second quarter of fiscal 2006.

      Net other income, including equity in income of joint venture, for fiscal 2006 was $1,492,000, an increase of $111,000 or 8.0%, compared with other income of $1,381,000 for fiscal 2005. The increase in other income is due to increases in interest and investment income offset partially by lower Nagase-Landauer, Ltd. equity earnings, due to a charge for the write-down of accounts receivable. The Company's share of the charge was $237,000.

      Income tax expense for fiscal 2006 and 2005 was $11,783,000 and $10,623,000, respectively. The effective tax rate was 38.0% in both fiscal 2006 and 2005.

      Net income for fiscal 2006 was $19,046,000, an increase of 10.7% compared with net income of $17,208,000 for fiscal 2005 with resulting diluted earnings per share for the 2006 fiscal year of $2.09 compared with $1.90 in fiscal 2005.

FOURTH QUARTER RESULTS OF OPERATIONS

      Revenues for the fourth fiscal quarter of 2007 were $21,334,000, an increase of $1,150,000 or 5.7%, compared with $20,184,000 in the fourth fiscal quarter of 2006. Domestic revenue for the 2007 fourth quarter was approximately flat with the fourth quarter of the prior year. International revenue in the fourth fiscal quarter of 2007 increased $929,000, or 22.6%, supported by growth in volume in most regions, the addition of a new 51% owned joint venture in Australia and favorable currency exchange rates. Cost of revenues for the fourth quarter of fiscal 2007 was $6,710,000 compared to $6,673,000 for fiscal 2006. Selling, general and administrative costs for the fourth quarter of fiscal 2007 were $7,228,000, an increase of $2,416,000 or 50.2%, compared to $4,812,000 in fiscal 2006, due primarily to spending for the Company's systems initiative, employee related expenses and international spending. Accelerated depreciation charges were $518,000 in the fourth quarter of fiscal 2007 and reorganization costs primarily for management transition costs were $1,050,000 in the fourth quarter of fiscal 2006. The Company expects to record accelerated depreciation of approximately $375,000 in fiscal 2008.

      Operating income for the fourth fiscal quarter of 2007 was $6,878,000, a decline of $771,000 or 10.1%, compared with $7,649,000 in the fourth fiscal quarter of 2006, primarily due to $1,111,000 of spending for the Company's systems initiative. Other income for the fourth quarter increased by $338,000 to $526,000 in fiscal 2007 due primarily to higher Nagase-Landauer, Ltd. equity earnings, which in fiscal 2006 was impacted by a fourth quarter charge related to the write-down of accounts receivable, of which the Company's share was $237,000. Income tax expense and the effective tax rates were $2,761,000 and 37.3% in fiscal fourth quarter 2007, and $3,131,000 and 40.0% in the fiscal fourth quarter 2006, respectively. The lower effective tax rate in 2007 was due to higher foreign source income.

   Net income for the fiscal fourth quarter of 2007 was $4,610,000, compared with net income of $4,670,000 for fourth quarter 2006, with resulting diluted earnings per share for the 2007 quarter of $0.50 compared with $0.51 reported in the fiscal fourth quarter of 2006.

OUTLOOK FOR FISCAL 2008

      Landauer's business plan for fiscal 2008 currently anticipates aggregate revenue growth for the year to be in the range of 4 - 5%. The Company anticipates a net income increase in the range of 6 - 8% excluding the $2,875,000 ($1,725,000, after tax at a marginal tax rate of 40%) impact of the fiscal 2007 accelerated depreciation and impairment charges.

LIQUIDITY AND CAPITAL RESOURCES

      Landauer generated $5,649,000 in cash during fiscal year 2007 to end the year with $21,069,000 in cash on hand. The Company made payments of $1,717,000 on its line of credit, ending the year with no outstanding borrowings.

      Cash flows provided by operating activities for fiscal 2007 was $28,005,000, an increase of $3,992,000, or 16.6%, from fiscal 2006. The increase is due primarily to lower cash expenses and a reduction in accounts receivables during fiscal 2007.

      Investing activities included acquisitions of property, plant and equipment in the amounts of $7,386,000, $3,498,000 and $4,068,000 in fiscal 2007, 2006 and 2005, respectively. The Company capitalized approximately $5,263,000 for its systems initiative in fiscal 2007. Cash paid for income taxes was $13,191,000, $12,713,000 and $10,501,000 in fiscal 2007, 2006 and
2005, respectively. Capital expenditures for fiscal 2008 are expected to be approximately $5,000,000 to $6,000,000 principally for the development of supporting software systems and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

      The Company's financing activities are comprised of credit facility activities and payments of cash dividends to shareholders and minority partners, offset partially by proceeds from the exercise of stock options. During fiscal 2007, 2006 and 2005, the Company paid cash dividends of $17,163,000, or $1.90 per share; $16,044,000, or $1.80 per share; and
$15,002,000, or $1.70, respectively, and such amounts have been provided from operations.

      As described in Note 7 to the financial statements, the Company maintained a credit facility, which expired in March 2007. At September 30, 2006, outstanding borrowings under the credit agreement were $1,649,000. The borrowings were classified as current liabilities and were denominated in euros, which is the functional currency of Landauer-Europe. In October 2007, the Company negotiated a new credit facility, which expires on October 31, 2009. The new credit facility permits borrowing up to $15,000,000.

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

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments, reflected on the balance sheets as "Deferred Contract Revenue", amounted to $13,832,000 and $13,761,000, respectively, as of September 30, 2007 and 2006. While these amounts represent approximately 49% and 48% of current liabilities, respectively as of September 30, 2007 and 2006, such amounts generally do not represent a cash requirement.

      All customers are invoiced in accordance with the Company's standard terms, with payment generally due thirty days from date of invoice. Reflecting the Company's invoicing practices and that a significant portion of the Company's revenues are subject to health care industry reimbursement cycles, days of sales outstanding for the Company averaged approximately 65 days over the course of fiscal 2007 and 2006.

      Landauer also offers radiation monitoring services in the United Kingdom, Canada, Japan, Brazil, China, Australia and France. The Company's operations in these markets generally do not depend on significant capital resources.

      The Company is exposed to market risk, including changes in foreign currency exchange rates. The financial statements of the Company's non-U.S. subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the functional currency. The market risk associated with foreign currency exchange rates is not material in relation to the Company's financial position, results of operations, or cash flows. The Company does not have any significant trade accounts receivable, trade accounts payable, commitments or borrowings in a currency other than that of the reporting units' functional currencies. As such, the Company does not use derivative financial instruments to manage the exposure in its non-U.S. operations.

CONTRACTUAL OBLIGATIONS

      As of September 30, 2007, the expected resources required for scheduled payment of contractual obligations were as follows:

                                   Scheduled payments by fiscal year
                              -------------------------------------------
                                                                   There-
(Dollars in Thousands)       Total      2008   2009-10  2011-12    after
----------------------      -------   -------  -------  -------   -------

Purchase obligations (1) .  $ 4,890   $ 4,890  $     -  $     -   $     -
Dividends (2). . . . . . .    4,375     4,375        -        -         -
Pension and postretire-
  ment benefits (3). . . .    4,322       877      586      683     2,176
Operating leases (4) . . .    1,339       335      596      158       250
                            -------   -------  -------  -------   -------
                            $14,926   $10,477  $ 1,182  $   841   $ 2,426
                            =======   =======  =======  =======   =======

(1) Includes accounts payable under other agreements to purchase goods or services including open purchase orders; also includes remaining contractual obligations associated with the Company's IT system upgrade.

(2) Cash dividends in the amount of $0.475 per share were declared on August 31, 2007.

(3) Includes required contributions to the Company's defined benefit pension plan in fiscal 2008 and estimated future benefit payments for the supplemental key executive retirement plans and a terminated retirement plan that provides certain retirement benefits payable to non-employee directors. The amounts are actuarially determined, which includes the use of assumptions, and may vary significantly from expectations.

(4) The Company has several small operating leases that are generally short-term in nature; it has no material operating or capital leases.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In addition, the FASB released Staff Position No. FIN 48-1 (FSP 48-1) to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and will become effective for the Company in the first quarter of fiscal 2008. The Company continues to evaluate the impact of FIN No. 48 to its financial position, results of operations and financial disclosures.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for the Company for fiscal year 2009. The Company is currently evaluating the impact of SFAS No. 157 to its financial position, results of operations and financial disclosures.

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

      In June 2007, the FASB ratified EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF No. 06-11 requires companies to recognize the realized tax benefit from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested or outstanding equity-classified employee share-based payment awards as an increase to additional paid-in-capital. The EITF also addresses the accounting for these tax benefits if an entity's estimate of forfeitures changes in subsequent periods. The Issue is to be applied prospectively to dividends declared in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company has evaluated Issue No. 06-11 and does not expect it to have a material impact on its consolidated financial statements.

INFLATION

      The Company strives to reflect the inflationary impact of materials, labor and other operating costs and expenses in its prices. The market for the services and products that the Company offers, however, is highly competitive, and in some cases has limited the ability of the Company to offset inflationary cost increases.

FORWARD LOOKING STATEMENTS

      Certain matters contained in this report, including the information contained under the heading "Outlook for Fiscal 2008" in Item 7 of this report, constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties. These include the following, without limitation: assumptions, risks and uncertainties associated with the Company's development and introduction of new technologies in general; introduction and customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence
(OSL) technology to new platforms and formats, such as Luxel+; the costs associated with the Company's research and business development efforts; the effectiveness of changes and upgrades to the Company's information systems; the usefulness of older technologies; the anticipated results of operations of the Company and its subsidiaries or ventures; valuation of the Company's long-lived assets or business units relative to future cash flows; changes in pricing of products and services; changes in postal and delivery practices; the Company's business plans; anticipated revenue and cost growth; the risks associated with conducting business internationally; other anticipated financial events; the effects of changing economic and competitive conditions; foreign exchange rates; government regulations; accreditation requirements; and pending accounting pronouncements. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company's business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth in Item 1A. "Risk Factors" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" and information contained in the Company's reports filed, from time to time, with the SEC.

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

REVENUE RECOGNITION AND DEFERRED CONTRACT REVENUE

      Substantially all of the services provided by the Company to its customers are of a subscription nature and are continuous. The Company views its business as services provided to customers over a period of time and the wear period is the period over which those services are provided. Badge production, wearing of badges, badge analysis, and report preparation are integral to the benefit that the Company provides to its customers. These services are provided to customers on an agreed-upon recurring basis (monthly, bi-monthly or quarterly) that the customer chooses for the wear period. Revenue is recognized on a straight-line basis, adjusted for changes in pricing and volume, over the wear period as the service is continuous and no other discernible pattern of recognition is evident. Revenues are recognized over the periods in which the customers wear the badges irrespective of whether invoiced in advance or in arrears. The amounts recorded as deferred contract revenue in the consolidated balance sheets represent customer deposits invoiced in advance during the preceding twelve months for services rendered over the succeeding twelve months, and are net of services rendered through the respective consolidated balance sheet date. Such advance billings amounted to $13,832,000 and $13,761,000, respectively, as of September 30, 2007 and September 30, 2006.

PROPERTY, PLANT & EQUIPMENT

      Plant and equipment (including dosimetry badges and software) are recorded at cost and are depreciated or amortized on a straight-line basis over the estimated useful lives, which are primarily 30 years for buildings and three to eight years for equipment. Landauer assesses the carrying value of its property, plant and equipment and the remaining useful lives whenever events or circumstances indicate the carrying value may not be recoverable or the estimated useful life may no longer be appropriate. Factors that could trigger this review include competitive conditions, government regulations and technological changes. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized. Landauer capitalizes, as a component of equipment, internal software costs in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Such costs amounted to $4,532,000, $1,427,000 and $1,449,000, respectively, for fiscal years 2007, 2006 and 2005. In fiscal year 2007, $3,926,000 of the software costs was related to the implementation of an information technology initiative to re-engineer various business processes and replace components of its information technology systems that support customer relationship management and the order-to-cash cycle. The new software is replacing certain legacy assets that were either subject to immediate impairment or retirement once the full system implementation has been completed. In fiscal year 2007, the remainder of the costs was related to legacy assets, some of which were included in the evaluation for immediate impairment or retirement. Information regarding these costs is contained under the footnote "Impairment and Accelerated Depreciation Charges" on page 35 of this Annual Report on Form 10-K.

GOODWILL AND OTHER INTANGIBLE ASSETS

      Landauer's intangible assets include purchased customer lists, licenses, patents and goodwill, an asset with an indefinite life. The Company acquired goodwill primarily from its acquisitions of Landauer-Europe and SAPRA-Landauer as well as other smaller investments. Purchased customer lists are recorded at cost and are amortized on a straight-line basis over estimated useful lives, which range from 10 to 15 years. Patents and licenses are also recorded at cost and are amortized on a straight-line basis over their useful lives, which range from 10 to 17 years. SFAS No. 142 requires that goodwill and certain intangible assets with indefinite lives be reviewed periodically for impairment. Under SFAS No. 142, the impairment review of goodwill and other intangible assets that are not being amortized, generally, must be performed annually and based on fair values. The Company's methodology for testing goodwill for impairment includes a review of potential impairment triggering events, financial analysis of future undiscounted cash flows projections by investment, and tests of fair market value. As a result of applying the impairment provisions of SFAS No. 142, no impairment loss was required as of September 30, 2007. Information regarding the value of goodwill and other intangible assets is presented under the footnote "Goodwill and Other Intangible Assets" on page 37 of this Annual Report on Form 10-K.

DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

      In the United States, Landauer maintains a qualified noncontributory defined benefit pension plan covering substantially all full-time employees and a supplemental key executive retirement plan that provides for certain retirement benefits payable to key officers and managers. While charges for the supplemental plan are expensed annually, the plan is not separately funded. The Company maintains a directors' retirement plan, terminated in 1997, that provides for certain retirement benefits payable to non-employee directors. Additionally, the Company maintains an unfunded retiree medical expense reimbursement plan. The pension expenses and benefit obligations recorded for these plans are dependent on actuarial assumptions. These assumptions include discount rates, expected return on plan assets, interest costs, expected compensation increases, benefits earned, mortality rates, and other factors. Management reviews the plan assumptions on an annual basis to ensure that the most current, relevant information is considered. If actual results vary considerably from those that are expected or if future changes are made to these assumptions, the amounts recognized for these plans could change significantly.

      The weighted-average assumed discount rate used to determine the fiscal 2007 plan expenses was 5.90% compared to 5.75% for fiscal 2006. For fiscal 2007 expense, the expected long-term rate of return of plan assets was 6.50% compared to the fiscal 2006 rate of 7.50%. In establishing the rate, management considered the historical rates of return and the current and planned asset classes of the plan investment portfolio. In determining the rate of compensation increase of 3.50% for fiscal 2007 and 2006, management considered historical Company increases, market expectations and expected future Company increases. The weighted-average assumptions used to determine benefit obligations at September 30, 2007 were: a discount rate of 6.30% compared to the fiscal 2006 rate of 5.90%, adjusted to reflect the single rate that, when applied to the projected benefit disbursements from the plan, would result in the same discounted value as the array of rates that make up the Citigroup Pension Discount Curve as of September 30, 2007; and a rate of compensation increase of 3.50%, unchanged from fiscal 2006.

      Effective September 30, 2007, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". The statement requires the recognition of a plan's funded status on the Company's balance sheet. Previously unrecognized transactions and events affecting the plan's funded status are recognized as components of the ending balance of accumulated other comprehensive income, net of tax. These components will continue to be modified as a result of future transactions and events, amortization of previously unrecognized costs, and changes to actuarial assumptions. An increase or decrease in the assumptions or economic events outside of management's control could have a material effect on the Company's results of operations or financial condition.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk, including changes in foreign currency exchange rates. The financial statements of the Company's international subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the functional currency. To date, the market risk associated with foreign currency exchange rates has not been material in relation to the Company's financial position, results of operations, or cash flows. These risks could increase, however, as the Company expands in international markets. The Company does not have any significant trade accounts receivable, trade accounts payable, or commitments in a currency other than that of the reporting unit's functional currency. The Company estimates that a 10% adverse change in the underlying foreign currency exchange rates would have decreased reported net income by approximately $485,000 in fiscal 2007. The Company does not believe that such an adverse change would have a material impact to its financial condition. Therefore, the Company does not currently use derivative financial instruments to manage the exposure in its non-U.S. operations or for trading or speculative purposes.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         CONSOLIDATED BALANCE SHEETS
                       LANDAUER, INC. AND SUBSIDIARIES
                             AS OF SEPTEMBER 30,


(Dollars in Thousands)                                2007        2006
----------------------                              --------    --------

ASSETS

Current assets:
  Cash and cash equivalents. . . . . . . . . . .    $ 21,069    $ 15,420
  Receivables, net of allowances of
    $531 in 2007 and $567 in 2006. . . . . . . .      19,750      20,284
  Inventories. . . . . . . . . . . . . . . . . .       2,729       2,508
  Prepaid expenses and other current assets. . .       1,112       1,499
  Prepaid income taxes . . . . . . . . . . . . .       1,767         407
  Deferred income taxes. . . . . . . . . . . . .       4,078       1,859
                                                    --------    --------
Current assets . . . . . . . . . . . . . . . . .      50,505      41,977
                                                    --------    --------
Property, plant and equipment, at cost:
  Land and improvements. . . . . . . . . . . . .         635         634
  Buildings and improvements . . . . . . . . . .       4,287       4,230
  Equipment. . . . . . . . . . . . . . . . . . .      45,816      41,225
                                                    --------    --------
                                                      50,738      46,089
  Accumulated depreciation and amortization. . .     (34,084)    (29,673)
                                                    --------    --------
Net property, plant and equipment. . . . . . . .      16,654      16,416
                                                    --------    --------

Equity in joint venture. . . . . . . . . . . . .       4,978       3,980
Goodwill and other intangible assets,
  net of amortization. . . . . . . . . . . . . .      18,327      19,650
Dosimetry devices, net of amortization
  of $9,392 in 2007 and $7,789 in 2006 . . . . .       5,345       6,502
Deferred income taxes. . . . . . . . . . . . . .         333       1,222
Other assets . . . . . . . . . . . . . . . . . .       1,198         927
                                                    --------    --------
ASSETS . . . . . . . . . . . . . . . . . . . . .    $ 97,340    $ 90,674
                                                    ========    ========


The accompanying notes are an integral part of these financial statements.

                         CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)
                       LANDAUER, INC. AND SUBSIDIARIES
                             AS OF SEPTEMBER 30,


(Dollars in Thousands)                                2007        2006
----------------------                              --------    --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . .    $  1,682    $  1,439
  Notes payable. . . . . . . . . . . . . . . . .           -       1,649
  Dividends payable. . . . . . . . . . . . . . .       4,375       4,092
  Deferred contract revenue. . . . . . . . . . .      13,832      13,761
  Accrued compensation and related costs . . . .       3,725       2,815
  Accrued pension and postretirement costs . . .         306         980
  Other accrued expenses . . . . . . . . . . . .       4,047       3,693
                                                    --------    --------
Current liabilities. . . . . . . . . . . . . . .      27,967      28,429
                                                    --------    --------
Non-current liabilities:
  Pension and postretirement obligations . . . .       9,575       8,348
                                                    --------    --------
Non-current liabilities. . . . . . . . . . . . .       9,575       8,348
                                                    --------    --------

Minority interest in subsidiary. . . . . . . . .         288         198

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value per share,
  authorized 1,000,000 shares; none issued . . .           -           -
Common stock, $.10 par value per share,
  authorized 20,000,000 shares; 9,210,861
  and 9,094,190 issued and outstanding,
  respectively, in 2007 and 2006 . . . . . . . .         921         909
Additional paid in capital . . . . . . . . . . .      23,581      19,641
Accumulated other comprehensive loss . . . . . .        (509)       (498)
Retained earnings. . . . . . . . . . . . . . . .      35,517      33,647
                                                    --------    --------
Stockholders' equity . . . . . . . . . . . . . .      59,510      53,699
                                                    --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . .    $ 97,340    $ 90,674
                                                    ========    ========

The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF INCOME
                       LANDAUER, INC. AND SUBSIDIARIES
                      FOR THE YEARS ENDED SEPTEMBER 30,


(Dollars in Thousands,
Except per Share)                           2007       2006       2005
----------------------                    --------   --------   --------

Net revenues . . . . . . . . . . . . . .  $ 83,716   $ 79,043   $ 75,221
Costs and expenses:
  Cost of sales. . . . . . . . . . . . .    27,527     28,734     28,308
  Selling, general, and
    administrative . . . . . . . . . . .    24,711     19,154     18,062
  Impairment and accelerated
    depreciation charges . . . . . . . .     2,875          -          -
  Reorganization charges . . . . . . . .         -      1,650      2,300
                                          --------   --------   --------
                                            55,113     49,538     48,670
                                          --------   --------   --------

Operating income . . . . . . . . . . . .    28,603     29,505     26,551
Equity in income of joint venture. . . .     1,414      1,141      1,352
Other income, net. . . . . . . . . . . .       813        351         29
                                          --------   --------   --------
Income before taxes. . . . . . . . . . .    30,830     30,997     27,932
Income taxes . . . . . . . . . . . . . .    11,413     11,783     10,623
                                          --------   --------   --------
Income before minority interest. . . . .    19,417     19,214     17,309
Minority interest. . . . . . . . . . . .       101        168        101
                                          --------   --------   --------
Net income . . . . . . . . . . . . . . .  $ 19,316   $ 19,046   $ 17,208
                                          ========   ========   ========
Net income per share:
    Basic. . . . . . . . . . . . . . . .  $   2.12   $   2.11   $   1.92
    Weighted average basic shares
      outstanding. . . . . . . . . . . .     9,127      9,045      8,966

    Diluted. . . . . . . . . . . . . . .  $   2.10   $   2.09   $   1.90
    Weighted average diluted shares
      outstanding. . . . . . . . . . . .     9,196      9,112      9,038
                                          ========   ========   ========

The accompanying notes are an integral part of these financial statements.

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              AND COMPREHENSIVE INCOME
                                           LANDAUER, INC. AND SUBSIDIARIES
                                                    Addi-      Accumulated                  Total
                                                   tional         Other                     Stock-     Compre-
                                        Common     Paid In     Comprehensive   Retained    holders'    hensive
(Dollars in Thousands)                  Stock      Capital     Income (Loss)   Earnings     Equity     Income
----------------------                 --------    --------    -------------   --------   ----------   --------
Balance September 30, 2004 . . . . .   $    895    $ 14,400        $   (251)   $ 28,953    $ 43,997
Options exercised. . . . . . . . . .          8       2,747               -           -       2,755
Net income . . . . . . . . . . . . .          -           -               -      17,208      17,208    $ 17,208
Foreign currency translation
  adjustment . . . . . . . . . . . .          -           -             111           -         111         111
Minimum pension liability
  adjustment . . . . . . . . . . . .          -           -            (235)          -        (235)       (235)
Dividends. . . . . . . . . . . . . .          -           -               -     (15,238)    (15,238)          -
                                       --------    --------        --------    --------    --------    --------
Comprehensive Income . . . . . . . .                                                                   $ 17,084
                                                                                                       ========
Balance September 30, 2005 . . . . .   $    903    $ 17,147        $   (375)   $ 30,923    $ 48,598
Stock-based compensation
   arrangements. . . . . . . . . . .          6       2,494               -           -       2,500
Net income . . . . . . . . . . . . .          -           -               -      19,046      19,046    $ 19,046
Foreign currency translation
  adjustment . . . . . . . . . . . .          -           -             (65)          -         (65)        (65)
Minimum pension liability
  adjustment . . . . . . . . . . . .          -           -             (58)          -         (58)        (58)
Dividends. . . . . . . . . . . . . .          -           -               -     (16,322)    (16,322)          -
                                       --------    --------        --------    --------    --------    --------
Comprehensive Income . . . . . . . .                                                                   $ 18,923
                                                                                                       ========
Balance September 30, 2006 . . . . .   $    909    $ 19,641        $   (498)   $ 33,647    $ 53,699
Stock-based compensation
   arrangements. . . . . . . . . . .         12       3,940               -           -       3,952
Net income . . . . . . . . . . . . .          -           -               -      19,316      19,316    $ 19,316
Foreign currency translation
  adjustment . . . . . . . . . . . .          -           -             609           -         609         609
Minimum pension liability
  adjustment . . . . . . . . . . . .          -           -             160           -         160         160
Dividends. . . . . . . . . . . . . .          -           -               -     (17,446)    (17,446)          -
Impact of adoption of SFAS No. 158 .          -           -            (780)          -        (780)          -
                                       --------    --------        --------    --------    --------    --------
Comprehensive Income . . . . . . . .                                                                   $ 20,085
                                                                                                       ========
Balance September 30, 2007 . . . . .   $    921    $ 23,581        $   (509)   $ 35,517    $ 59,510
                                       ========    ========        ========    ========    ========

The accompanying notes are an integral part of these financial statements.
                                                         28

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                       LANDAUER, INC. AND SUBSIDIARIES
                      FOR THE YEARS ENDED SEPTEMBER 30,


(Dollars in Thousands)                        2007      2006      2005
----------------------                      --------  --------  --------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . .  $ 19,316  $ 19,046  $ 17,208

Adjustments to reconcile net income to
 net cash provided by operating activities:
    Asset impairment and accelerated
      depreciation charges . . . . . . . .     2,875         -         -
    Depreciation . . . . . . . . . . . . .     6,851     7,513     6,626
    Amortization . . . . . . . . . . . . .       640       652       642
    Equity in net income of joint
      venture. . . . . . . . . . . . . . .    (1,414)   (1,141)   (1,352)
    Dividends from joint venture . . . . .       560     1,967         -
    Stock-based compensation . . . . . . .       801       888        61
    Tax benefit from stock-based
      compensation arrangements. . . . . .       925       442       887
    Excess tax benefit from stock-based
      compensation arrangements. . . . . .      (829)     (244)        -
    Loss on sale and disposition
      of assets. . . . . . . . . . . . . .        38       127        78
    Decrease (increase) in accounts
      receivable, net. . . . . . . . . . .     1,101    (2,111)   (2,979)
    Decrease (increase) in prepaid
      taxes. . . . . . . . . . . . . . . .    (1,343)      556     1,138
    Increase in current deferred taxes,
      net. . . . . . . . . . . . . . . . .    (2,219)     (345)   (1,587)
    Increase in dosimetry devices
      at cost. . . . . . . . . . . . . . .    (1,190)   (2,409)   (3,758)
    Decrease (increase) in long-term
      deferred taxes, net. . . . . . . . .       889    (1,460)   (1,079)
    Increase (decrease) in accounts
      payable and other current
      liabilities. . . . . . . . . . . . .      (309)     (830)    2,494
    Increase (decrease) in deferred
      contract revenue . . . . . . . . . .       (84)    1,005        87
    Increase in long-term liabilities. . .       697     1,107     3,296
    Other operating activities, net. . . .       700      (750)     (605)
                                            --------  --------  --------
    Net cash provided by operating
      activities . . . . . . . . . . . . .    28,005    24,013    21,157
                                            --------  --------  --------
Cash flows used by investing activities:
    Acquisition of property, plant
      & equipment. . . . . . . . . . . . .    (7,386)   (3,498)   (4,068)
                                            --------  --------  --------
    Net cash used by investing
      activities . . . . . . . . . . . . .    (7,386)   (3,498)   (4,068)
                                            --------  --------  --------
Cash flows used by financing activities:
    Proceeds from revolving credit
      facilities . . . . . . . . . . . . .         -         -     1,500
    Payments on revolving credit
      facilities . . . . . . . . . . . . .    (1,717)   (2,599)   (2,593)
    Dividends paid to minority interest. .      (117)     (102)      (85)
    Dividends paid to stockholders . . . .   (17,163)  (16,044)  (15,002)
    Proceeds from the exercise of
      stock options. . . . . . . . . . . .     3,011     3,465       111
    Excess tax benefit from stock-based
      compensation arrangements. . . . . .       829       244         -
                                            --------  --------  --------
    Net cash used by financing
      activities . . . . . . . . . . . . .   (15,157)  (15,036)  (16,069)
                                            --------  --------  --------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (CONTINUED)
                       LANDAUER, INC. AND SUBSIDIARIES
                      FOR THE YEARS ENDED SEPTEMBER 30,


(Dollars in Thousands)                        2007      2006      2005
----------------------                      --------  --------  --------

    Effects of foreign
      currency translation . . . . . . . .       187       343       (17)

Net increase in cash and
  cash equivalents . . . . . . . . . . . .     5,649     5,822     1,003
Opening balance -
  cash and cash equivalents. . . . . . . .    15,420     9,598     8,595
                                            --------  --------  --------
Ending balance -
  cash and cash equivalents. . . . . . . .  $ 21,069  $ 15,420  $  9,598
                                            ========  ========  ========

Supplemental disclosure of
 cash flow information:
  Cash paid for income taxes . . . . . . .  $ 13,191  $ 12,713  $ 10,501
                                            ========  ========  ========

The accompanying notes are an integral part of these financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       LANDAUER, INC. AND SUBSIDIARIES


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of Landauer, Inc.; Landauer-Europe, Ltd. and HomeBuyer's Preferred, Inc., its wholly-owned subsidiaries; SAPRA-Landauer, Ltda., its 75%-owned subsidiary, Beijing-Landauer, Ltd., its 70%-owned subsidiary, and Landauer Australasia Pty Ltd. its 51%-owned subsidiary ("Landauer" or the "Company"). Nagase-Landauer, Ltd. (50%-owned) is a Japanese corporation that is accounted for on the equity basis. All material intercompany transactions have been eliminated.

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

      Many customers pay for these services in advance. The amounts recorded as deferred contract revenue in the consolidated balance sheets represent customer deposits invoiced in advance during the preceding twelve months for services to be rendered over the succeeding twelve months, and are net of services rendered through the respective consolidated balance sheet date. Management believes that the amount of deferred contract revenue shown at the respective consolidated balance sheet date fairly represents the level of business activity it expects to conduct with customers invoiced under this arrangement.

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

RESEARCH AND DEVELOPMENT

      The cost of research and development programs is charged to selling, general and administrative expense as incurred and amounted to approximately $1,831,000 in fiscal 2007, $1,769,000 in fiscal 2006 and $1,704,000 in fiscal 2005. Research and development costs include salaries and allocated employee benefits, third-party research contracts, depreciation and supplies.

DEPRECIATION, AMORTIZATION AND MAINTENANCE

      Property, plant and equipment are recorded at cost. Plant, equipment and custom software are depreciated on a straight-line basis over their estimated useful lives, which are primarily 30 years for buildings and three to eight years for equipment and custom software. Dosimetry devices (principally badges) and software are amortized on a straight-line basis over their estimated lives, which are three to five years. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized.

ADVERTISING

      The Company expenses the costs of advertising as incurred.
Advertising expense, primarily related to product shows and exhibits, amounted to $403,000 in fiscal 2007, $317,000 in fiscal 2006 and $408,000 in fiscal 2005.

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

      Effective October 1, 2005, the Company adopted SFAS No. 123 (Revised
2004), "Share-Based Payment," ("SFAS 123R"), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation expense, primarily for grants of restricted stock, totaled approximately $801,000, $888,000 and $61,000 for fiscal 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the consolidated statements of income related to expense for stock-based compensation was approximately $322,000, $353,000 and $24,000 during fiscal 2007, 2006 and 2005, respectively.

      Under APB 25, pro-forma expense for stock options was recorded ratably over the applicable vesting period, which generally ranged from 0 to 4 years. Upon adoption of SFAS 123R, compensation expense is recorded ratably over the vesting period. Had the fair value based accounting method for stock-based compensation prescribed by SFAS No. 123 been used, the Company's net income and earnings per share for fiscal 2005 would have been reduced to the pro-forma amounts illustrated as follows:

      (Dollars in Thousands, Except per Share)              2005
      ----------------------------------------            --------
      Net income - as reported . . . . . . . . . . . .    $ 17,208
      Deduct:  Fair value based compensation expense,
        net of taxes . . . . . . . . . . . . . . . . .      (1,849)
                                                          --------
      Net income - pro forma . . . . . . . . . . . . .    $ 15,359
                                                          ========
      Earnings per share:
         Basic - as reported . . . . . . . . . . . . .    $   1.92
         Basic - pro forma . . . . . . . . . . . . . .    $   1.71

         Diluted - as reported . . . . . . . . . . . .    $   1.90
         Diluted - pro forma . . . . . . . . . . . . .    $   1.70
                                                          ========

      The weighted average fair value of option grants was $10.76 during fiscal 2005. No stock options were granted in fiscal 2007 or 2006. The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal 2005: expected volatility of 23.73%; risk-free interest rate of 4.27%; expected lives of 10 years; and dividend yield of 3.44%.

      Expected volatility and the expected life of stock options are based on historical experience. The risk free interest rate was derived from the implied yield available on U.S. Treasury zero-coupon issues with a remaining term, as of the date of grant, equal to the expected term of the option. The dividend yield was based on annual dividends and the fair market value of the Company's stock on the date of grant.

      In addition to stock options, key employees and/or non-employee directors are eligible to receive performance shares and restricted stock, under the Company's 2005 Long-Term Incentive Plan. Performance shares represent a right to receive shares of common stock upon satisfaction of performance goals or other specified metrics. Restricted stock represents a right to receive shares of common stock upon the passage of a specified period of time. The fair value of performance shares and restricted stock is based on the average of the Company's high and low stock prices on the date of grant. Compensation expense for performance shares is recorded ratably over the vesting period, assuming that achievement of performance goals is deemed probable. Compensation expense for restricted stock is recognized ratably over the vesting period. The weighted average fair values of restricted share grants, including restricted stock and performance shares, were $49.27, $46.32 and $47.48 during fiscal 2007, 2006 and 2005, respectively.

EMPLOYEE BENEFIT PLANS

      Landauer sponsors postretirement benefit plans to provide pension, supplemental retirement funds, and medical expense reimbursement to eligible retired employees, as well as a directors' retirement plan that provides for certain retirement benefits payable to non-employee directors. Refer to the footnote "Employee Benefit Plans" on page 40 of this Annual Report on Form 10-K for further information on these benefit plans.

      Effective September 30, 2007, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". The statement requires companies to recognize on their balance sheet the funded status of their defined benefit pension and other postretirement benefit plans and to recognize changes in the funded status of these plans through comprehensive income in the year in which the changes occur. The statement also requires that plan measurement dates coincide with the Company's fiscal year-end.

      The adoption of SFAS No. 158 will not impact the Company's plan measurement dates, as its plans historically have used a plan measurement date of September 30. The following table illustrates the incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at September 30, 2007. The adoption of SFAS No. 158 had no effect on the Company's consolidated statement of income.

                                        Before                  After
                                      Application             Application
                                        of SFAS     Adjust-     of SFAS
(Dollars in Thousands)                  No. 158     ments       No. 158
----------------------                ----------  ----------  ----------
Goodwill and other intangible
  assets, net. . . . . . . . . . . .    $ 18,514    $   (187)   $ 18,327
Deferred income taxes, net . . . . .        (191)        524         333
Assets . . . . . . . . . . . . . . .      97,003         337      97,340
                                        --------    --------    --------
Accrued pension and post-
  retirement costs . . . . . . . . .         863        (557)        306
Current liabilities. . . . . . . . .      28,524        (557)     27,967
                                        --------    --------    --------
Pension and postretirement
  obligations. . . . . . . . . . . .       7,901       1,674       9,575
Non-current liabilities. . . . . . .       7,901       1,674       9,575
                                        --------    --------    --------
Accumulated other comprehensive
  loss, net. . . . . . . . . . . . .         271        (780)       (509)
Stockholders' equity . . . . . . . .      60,290        (780)     59,510
                                        --------    --------    --------
Liabilities and
  stockholders' equity . . . . . . .    $ 97,003    $    337    $ 97,340
                                        ========    ========    ========

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In addition, the FASB released Staff Position No. FIN 48-1 (FSP 48-1) to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and will become effective for the Company in the first quarter of fiscal 2008. The Company continues to evaluate the impact of FIN No. 48 to its financial position, results of operations and financial disclosures.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for the Company for fiscal year 2009. The Company is currently evaluating the impact of SFAS No. 157 to its financial position, results of operations and financial disclosures.

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

      In June 2007, the FASB ratified EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF No. 06-11 requires companies to recognize the realized tax benefit from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested or outstanding equity-classified employee share-based payment awards as an increase to additional paid-in-capital. The EITF also addresses the accounting for these tax benefits if an entity's estimate of forfeitures changes in subsequent periods. The Issue is to be applied prospectively to dividends declared in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company has evaluated Issue No. 06-11 and does not expect it to have a material impact on its consolidated financial statements.


2.    IMPAIRMENT AND ACCELERATED DEPRECIATION CHARGES

      During fiscal 2007, the Company began implementation of an information technology initiative to re-engineer various business processes and replace components of its information technology systems that support customer relationship management and the order-to-cash cycle. As part of this information technology initiative, management conducted an evaluation of its different information technology platforms and the usefulness of its investments made in legacy information systems' hardware and software; this evaluation was concluded in the quarter ending June 30, 2007. Management identified certain legacy assets with a net book value of approximately $3,500,000 that were either subject to immediate impairment or retirement once the full system implementation has been completed. Management currently anticipates that the assets subject to retirement will be utilized through March 31, 2008, and therefore, the Company will record accelerated depreciation through the newly determined remaining useful lives.

      As of September 30, 2007, the Company recorded a pretax non-cash charge of $2,875,000 ($1,725,000, after tax at a marginal tax rate of 40%), or $0.19 per diluted share. The non-cash charge included an impairment of $2,185,000 for those assets management determined have no future value and $690,000 of incremental depreciation expense for those assets that will be utilized through March 31, 2008. The Company expects also to recognize accelerated depreciation of approximately $188,000 in each of the quarters ending December 31, 2007 and March 31, 2008.


3.    INCOME PER COMMON SHARE

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

      Following is a table that shows the weighted average number of shares of common stock for the years ended September 30:

(Amounts in Thousands)                        2007      2006      2005
----------------------                      --------  --------  --------
Weighted average number of shares of
    common stock outstanding . . . . . . .     9,127     9,045     8,966
Effect of dilutive securities:
    stock-based awards issued to
    employees and non-employee directors .        69        67        72
                                            --------  --------  --------
Weighted average number of shares of
    common stock assuming dilution . . . .     9,196     9,112     9,038
                                            ========  ========  ========

      Following is a table that provides net income and earnings per share for the years ended September 30:

(Dollars in Thousands,
Except per Share)                             2007      2006      2005
----------------------                      --------  --------  --------
Net income . . . . . . . . . . . . . . . .  $ 19,316  $ 19,046  $ 17,208
  Basic EPS. . . . . . . . . . . . . . . .  $   2.12  $   2.11  $   1.92
  Diluted EPS. . . . . . . . . . . . . . .  $   2.10  $   2.09  $   1.90


4.    EQUITY IN JOINT VENTURE

      Landauer's 50% interest in the common stock of Nagase-Landauer, Ltd., a Japanese corporation located in Tokyo and engaged in providing radiation monitoring services in Japan, is accounted for on the equity basis. The related equity in earnings of this joint venture is included in its own caption in the accompanying Statements of Income. Landauer received dividend payments of $560,000 for fiscal year 2007. During fiscal 2006, Landauer received divided payments of $1,386,000 and $581,000 for fiscal years 2006 and 2005, respectively.

      Condensed unaudited results of operations for Nagase-Landauer, Ltd. are as follows, converted into U.S. dollars at the average rate of exchange, for the years ended September 30:

(Dollars in Thousands)                        2007      2006      2005
----------------------                      --------  --------  --------
Revenues . . . . . . . . . . . . . . . . .  $ 16,472  $ 15,192  $ 13,892
Income before income taxes . . . . . . . .     4,833     4,168     4,261
Net income . . . . . . . . . . . . . . . .     2,828     2,282     2,704
                                            --------  --------  --------
Average exchange rate  (<yen>/$) . . . . .     118.5     116.3     107.3
                                            ========  ========  ========

      Condensed unaudited balance sheets for the years ended September 30, 2007 and 2006, converted into U.S. dollars at the then-current rate of exchange, are as follows:

(Dollars in Thousands)                        2007      2006
----------------------                      --------  --------
Current assets . . . . . . . . . . . . . .  $ 14,530  $ 12,844
Other assets . . . . . . . . . . . . . . .     2,285     1,757
                                            --------  --------
Total assets . . . . . . . . . . . . . . .  $ 16,815  $ 14,601
                                            ========  ========

Liabilities. . . . . . . . . . . . . . . .  $  6,859  $  6,638
Stockholders' equity . . . . . . . . . . .     9,956     7,963
                                            --------  --------
Total liabilities and
  stockholders' equity . . . . . . . . . .  $ 16,815  $ 14,601
                                            ========  ========


5.    GOODWILL AND OTHER INTANGIBLE ASSETS

      The components of goodwill and other intangible assets for the years ended September 30, 2007 and 2006 were as follows:

(Dollars in Thousands)                        2007      2006
----------------------                      --------  --------
Goodwill, net of pre-2002 amortization
  of $3,298 in 2007 and $3,283 in 2006
  (no longer amortized). . . . . . . . . .  $ 13,364  $ 13,273
Customer lists, net of amortization
  of $2,530 in 2007 and $2,000 in 2006
  (useful life of 10-15 years) . . . . . .     4,295     4,825
Licenses and patents, net of amortization
  of $490 in 2007 and $438 in 2006
  (useful life of 10-17 years) . . . . . .       592       458
Deferred pension costs (not amortized) . .         -       962
Other intangibles, net of amortization
  of $501 in 2007 and $445 in 2006
  (useful life of 10 years). . . . . . . .        76       132
                                            --------  --------
Total. . . . . . . . . . . . . . . . . . .  $ 18,327  $ 19,650
                                            ========  ========

      The intangible asset amounts noted above are presented net of accumulated amortization of $6,819,000 at September 30, 2007 and $6,166,000 at September 30, 2006. Amortization of intangible assets was $640,000, $652,000 and $642,000, for the years ended September 30, 2007, 2006 and 2005, respectively. Estimated annual aggregate amortization expense related to intangible assets will be approximately $643,000, $585,000, $579,000, $509,000 and $509,000, respectively, for each of the next five years.

6.    INCOME TAXES

      The components of the provision for income taxes for the years ended September 30, 2007, 2006 and 2005 were as follows:

                                                      2007
(Dollars in Thousands)                  Current     Deferred     Total
----------------------                  --------    --------    --------
Federal. . . . . . . . . . . . . . .    $  9,752    $   (520)   $  9,232
State. . . . . . . . . . . . . . . .       2,349        (168)      2,181
                                        --------    --------    --------
Total. . . . . . . . . . . . . . . .    $ 12,101    $   (688)   $ 11,413
                                        ========    ========    ========

                                                      2006
(Dollars in Thousands)                  Current     Deferred     Total
----------------------                  --------    --------    --------
Federal. . . . . . . . . . . . . . .    $ 10,932    $ (1,455)   $  9,477
State. . . . . . . . . . . . . . . .       2,657        (351)      2,306
                                        --------    --------    --------
Total. . . . . . . . . . . . . . . .    $ 13,589    $ (1,806)   $ 11,783
                                        ========    ========    ========

                                                      2005
(Dollars in Thousands)                  Current     Deferred     Total
----------------------                  --------    --------    --------
Federal. . . . . . . . . . . . . . .    $ 10,916    $ (2,151)   $  8,765
State. . . . . . . . . . . . . . . .       2,292        (434)      1,858
                                        --------    --------    --------
Total. . . . . . . . . . . . . . . .    $ 13,208    $ (2,585)   $ 10,623
                                        ========    ========    ========

      The provision for taxes on income in each period differs from that which would be computed by applying the statutory U.S. federal income tax rate to income before taxes. The following is a summary of the major items affecting the provision:

(Dollars in Thousands)                    2007        2006        2005
----------------------                  --------    --------    --------
Statutory federal income tax rate. .          35%         35%         35%
Computed tax provision at
  statutory rate . . . . . . . . . .    $ 10,791    $ 10,849    $  9,776
Increases (decreases) resulting from:
  State income tax provision net
    of federal benefit . . . . . . .       1,418       1,499       1,208
  Taxes on non-U.S. earnings . . . .        (206)        (74)        (16)
  Other. . . . . . . . . . . . . . .        (590)       (491)       (345)
                                        --------    --------    --------
Income tax provision in the
  statement of income. . . . . . . .    $ 11,413    $ 11,783    $ 10,623
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

      Significant components of deferred taxes were as follows:

(Dollars in Thousands)                            2007        2006
----------------------                          --------    --------
Deferred tax assets:
  Tangible asset amortization. . . . . . . .    $  3,530    $  2,792
  Pension accrual. . . . . . . . . . . . . .       3,342       2,693
  Compensation expense . . . . . . . . . . .         709         643
  HomeBuyer's accrued radon mitigation . . .         298         211
  Medical insurance claims . . . . . . . . .         560         555
  Other. . . . . . . . . . . . . . . . . . .         489         811
                                                --------    --------
                                                $  8,928    $  7,705
                                                ========    ========
Deferred tax liabilities:
  Depreciation . . . . . . . . . . . . . . .    $    851    $  1,149
  Software development . . . . . . . . . . .       2,503       2,381
  Intangible asset amortization. . . . . . .         710         823
  Other. . . . . . . . . . . . . . . . . . .         453         270
                                                --------    --------
                                                $  4,517    $  4,623
                                                ========    ========

      During fiscal year 2007, the Internal Revenue Service completed its field examination of the Company's fiscal 2004 tax return. The audit resulted in no material adjustments.

      Deferred taxes are not provided on the undistributed earnings of certain subsidiaries operating outside of the United States that have been or are intended to be permanently reinvested outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting income tax liability in the United States.


7.    CREDIT FACILITY

      In April 2004, the Company negotiated a $25 million line of credit with a commercial bank and borrowed $7,724,000 (euro-denominated) under this facility as part of funding the acquisition of the remaining 49% minority interest in Landauer-Europe. The Company funded euro-based debt service payments from euro-denominated cash flows. The credit agreement was amended, effective March 25, 2005, to extend the maturity date to March 25, 2006 and reduce the aggregate loan commitment under the credit facility to $15 million, with an option for the Company to increase to $25 million. A second amendment was made effective March 25, 2006, to extend the maturity date to March 25, 2007 and increase the minimum tangible net worth covenant to $22.4 million. The Company did not renew the line upon its maturity in March 2007. At September 30, 2006, outstanding borrowings under the credit agreement were $1,649,000. In October 2007, the Company negotiated a new credit facility, which expires on October 31, 2009. The new credit facility permits borrowing up to $15,000,000. To date, no borrowings have been made under this facility.


8.    CAPITAL STOCK

      Landauer has two classes of capital stock, preferred and common, with a par value of $0.10 per share for each class. As of September 30, 2007 and 2006, there were 9,210,861 and 9,094,190 shares of common stock issued and outstanding (20,000,000 shares are authorized), respectively. There are no shares of preferred stock issued (1,000,000 shares are authorized). Cash dividends of $1.90 per common share were declared in fiscal 2007. At September 30, 2007, there were accrued and unpaid dividends of $4,375,000.

      Landauer has reserved 500,000 shares of common stock under its long-term incentive plan approved on February 3, 2005.

9.    EMPLOYEE BENEFIT PLANS

      In the United States, Landauer maintains a qualified noncontributory defined benefit pension plan covering substantially all full-time employees. The Company also maintains a supplemental key executive retirement plan that provides for certain retirement benefits payable to key officers and managers. While charges for the supplemental plan are expensed annually, the plan is not separately funded. The Company maintains a directors' retirement plan that provides for certain retirement benefits payable to non-employee directors. The directors' plan was terminated in 1997. Pensions for international employees are generally provided under government sponsored programs funded by employment taxes. For the fiscal years ended September 30, 2007, 2006 and 2005, expense for the Company's defined benefit pension plans was $1,929,000, $1,888,000 and $2,334,000, respectively.

      Landauer maintains a 401(k) savings plan covering substantially all U.S. full-time employees. Qualified contributions made by employees to the plan are partially matched by the Company. For the fiscal years ended September 30, 2007, 2006 and 2005, $149,000, $148,000 and $143,000,
respectively, were provided to expense under the plan.

      The Company also maintains an unfunded retiree medical expense reimbursement plan. Under the terms of the plan, which covers retirees with ten or more years of service, the Company will reimburse retirees to age 70, or to age 65 in accordance with plan changes effective October 1, 2005, for (i) a portion of the cost of coverage under the then-current medical and dental insurance plans if the retiree is under age 65, or (ii) all or a portion of the cost of Medicare and supplemental coverage if the retiree is over age 64. The assumptions for health-care cost ultimate trend rates were 6% for those younger than 65, and 5% for those 65 and older. For the fiscal years ended September 30, 2007, 2006 and 2005, expense for the Company's postretirement medical plan was $82,000, $98,000 and $296,000, respectively.

      The Company adopted SFAS No. 158 as of the end of its 2007 fiscal year. The impact of the adoption is discussed in Note 1 "Summary of Significant Accounting Policies". The standard generally requires an employer to recognize the over- or underfunded status of its defined benefit postretirement plans on its balance sheet and recognize changes in the funded status, as the changes occur, through comprehensive income. Prior periods do not require restatement. The Company uses its fiscal year end, September 30, as the measurement date for its plans. The following tables set forth the status of the combined defined benefit pension plans and the postretirement medical plan, as pension benefits and other benefits, respectively, at September 30, 2007 and 2006. The Company's subsidiary in France maintains a pension plan, in the amount of approximately $167,000 that has not been included in the following tables.

                                    Pension Benefits     Other Benefits
                                   ------------------  ------------------
(Dollars in Thousands)               2007      2006      2007      2006
----------------------             --------  --------  --------  --------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at
  beginning of year. . . . . . . . $ 21,583  $ 21,349  $  1,481  $  2,007
Service cost . . . . . . . . . . .    1,143     1,246        58        20
Interest cost. . . . . . . . . . .    1,210     1,153        76        82
Special termination benefits (1) .      140         -         -         -
Effects of reorganizations . . . .        -      (325)        -         -
Plan amendments (2). . . . . . . .        -         -         -      (840)
Actuarial (gain) loss. . . . . . .   (2,178)   (1,510)     (172)      261
Benefits paid. . . . . . . . . . .     (440)     (330)      (88)      (49)
                                   --------  --------  --------  --------
Benefit obligation at
  end of year. . . . . . . . . . . $ 21,458  $ 21,583  $  1,355  $  1,481
                                   ========  ========  ========  ========

(1) Represents benefit costs arising from the retirement of the Company's former CFO. Refer to Note 12 "Reorganization Charges" for additional information.

(2) Plan provisions were changed, effective October 1, 2005 for future retirees, to increase the minimum age for early retirement under the plan from 55 to 62 and to reduce the age to which benefits continue from 70 to 65.


                                    Pension Benefits     Other Benefits
                                   ------------------  ------------------
(Dollars in Thousands)               2007      2006      2007      2006
----------------------             --------  --------  --------  --------
CHANGE IN PLAN ASSETS:
Fair value of assets at
  beginning of year. . . . . . . . $ 11,082  $ 10,034  $      -  $      -
Actual return on plan assets . . .    1,183       516         -         -
Employer contribution. . . . . . .    1,274       862        88        49
Benefits paid. . . . . . . . . . .     (440)     (330)      (88)      (49)
                                   --------  --------  --------  --------
Fair value of assets at
  end of year. . . . . . . . . . . $ 13,099  $ 11,082  $      -  $      -
                                   ========  ========  ========  ========

RECONCILIATION OF FUNDED STATUS:
Funded status. . . . . . . . . . . $ (8,359) $(10,501) $ (1,355) $ (1,481)
Unrecognized transition asset. . .        -        (6)        -         -
Unrecognized prior service cost
  (credit) . . . . . . . . . . . .        -     1,076         -      (555)
Unrecognized net actuarial loss. .        -     3,337         -       635
                                   --------  --------  --------  --------
Net amount recognized. . . . . . . $ (8,359) $ (6,094) $ (1,355) $ (1,401)
                                   ========  ========  ========  ========

AMOUNTS RECOGNIZED IN
  CONSOLIDATED BALANCE SHEETS:
Accrued benefit liability. . . . . $      -  $ (7,543) $      -  $ (1,401)
Intangible asset . . . . . . . . .        -       962         -         -
Accumulated other compre-
  hensive loss - minimum pension
  liability, pretax. . . . . . . .        -       487         -         -
Current liabilities - accrued
  pension and postretirement
  costs. . . . . . . . . . . . . .     (217)        -       (89)        -
Noncurrent liabilities -
  pension and postretirement
  obligations. . . . . . . . . . .   (8,142)        -    (1,266)        -
                                   --------  --------  --------  --------
Net amount recognized. . . . . . . $ (8,359) $ (6,094) $ (1,355) $ (1,401)
                                   ========  ========  ========  ========

      At September 30, 2007, prior to the application of SFAS No. 158, the Company recognized on its balance sheet an additional minimum pension liability of $409,000 along with a related deferred pension cost reported in intangible assets of $187,000 and minimum pension liability charge in accumulated other comprehensive loss of $133,000, net of tax. At
September 30, 2006, the Company recognized on its balance sheet an additional minimum pension liability of $1,449,000 along with a related deferred pension cost reported in intangible assets of $962,000 and minimum pension liability charge in accumulated other comprehensive loss of $293,000, net of tax.

      Amounts recognized in accumulated other comprehensive loss, pre-tax, at September 30, 2007 consist of:

                                              Pension      Other
(Dollars in Thousands)                        Benefits    Benefits
----------------------                        --------    --------
Net loss . . . . . . . . . . . . . . . . .    $    683    $    404
Prior service cost (credit). . . . . . . .         884        (444)
                                              --------    --------
Net amount recognized. . . . . . . . . . .    $  1,567    $    (40)
                                              ========    ========

      The estimated pre-tax amounts in accumulated other comprehensive loss expected to be recognized in net periodic benefit cost over the next fiscal year are:

                                              Pension      Other
(Dollars in Thousands)                        Benefits    Benefits
----------------------                        --------    --------
Net loss . . . . . . . . . . . . . . . . .    $      8    $     45
Prior service cost (credit). . . . . . . .         149        (111)
                                              --------    --------
Net amount expected to be recognized . . .    $    157    $    (66)
                                              ========    ========

      At September 30, 2007 and 2006, the accumulated benefit obligation for all defined benefit pension plans was $18,592,000 and $18,572,000, respectively. Information for pension plans with an accumulated benefit obligation in excess of plans assets is set forth in the following table:

                                                  September 30,
(Dollars in Thousands)                          2007        2006
----------------------                        --------    --------
Projected benefit obligation . . . . . . .    $  6,393    $ 21,583
Accumulated benefit obligation . . . . . .       5,977      18,572
Fair value of plan assets. . . . . . . . .           -      11,082

      The significant decrease for fiscal 2007 is due primarily to favorable asset returns for one of the Company's plans, resulting in plan assets exceeding the accumulated benefit obligation; therefore, this plan has not been included in fiscal 2007 in the above table.

      The components of net periodic benefit cost were as follows:

                                    Pension Benefits     Other Benefits
                                   ------------------  ------------------
(Dollars in Thousands)               2007      2006      2007      2006
----------------------             --------  --------  --------  --------
Service cost . . . . . . . . . . . $  1,143  $  1,246  $     58  $     20
Interest cost. . . . . . . . . . .    1,210     1,153        76        82
Expected return on plan assets . .     (747)     (772)        -         -
Amortization of transition asset .       (6)       (6)        -         -
Amortization of prior service
   cost (credit) . . . . . . . . .      149       156      (111)     (111)
Recognized net actuarial loss. . .       40       111        59       107
Special termination benefits . . .      140         -         -         -
                                   --------  --------  --------  --------
Net periodic benefit cost. . . . . $  1,929  $  1,888  $     82  $     98
                                   ========  ========  ========  ========

ASSUMPTIONS

      The weighted-average assumptions used to determine benefit obligations at September 30 were as follows:

                                    Pension Benefits     Other Benefits
                                   ------------------  ------------------
                                     2007      2006      2007      2006
                                   --------  --------  --------  --------
Discount rate. . . . . . . . . . .    6.30%     5.90%     6.30%     5.90%
Rate of compensation increase. . .    3.50%     3.50%     3.50%     3.50%

      The weighted-average assumptions used to determine net periodic benefit cost for years ended September 30 were as follows:

                                    Pension Benefits     Other Benefits
                                   ------------------  ------------------
                                     2007      2006      2007      2006
                                   --------  --------  --------  --------
Discount rate. . . . . . . . . . .    5.90%     5.75%     5.90%     5.75%
Expected long-term return
  on plan assets . . . . . . . . .    6.50%     7.50%     0.00%     0.00%
Rate of compensation increase. . .    3.50%     3.50%     3.50%     3.50%

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

      Assumed health care cost trend rates at September 30 were:

                                                      2007        2006
                                                    --------    --------
Health care cost trend rate assumed for
  next year. . . . . . . . . . . . . . . . . . .         12%         12%
Rate to which the cost trend rate is assumed
  to decline (the ultimate trend rate) . . . . .          6%          6%
Year that the rate reaches the ultimate
  trend rate . . . . . . . . . . . . . . . . . .        2013        2012

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of September 30, 2007:

                                           1-Percentage-   1-Percentage-
(Dollars in Thousands)                     Point Increase  Point Decrease
----------------------                     --------------  --------------
Effect on aggregate of service and
  interest cost. . . . . . . . . . . . .          $    8         $    (8)
Effect on postretirement benefit
  obligation . . . . . . . . . . . . . .          $   69         $   (61)

PLAN ASSETS

      Landauer's pension plan weighted-average asset allocations by asset category at September 30 were:

                                                       Plan Assets at
                                                        September 30,
                                                    ---------------------
Asset Category                                        2007        2006
--------------                                      --------    --------
Fixed income . . . . . . . . . . . . . . . . . .         51%         55%
Equity securities. . . . . . . . . . . . . . . .         48%         44%
Cash equivalents . . . . . . . . . . . . . . . .          1%          1%
                                                        ----        ----
Total. . . . . . . . . . . . . . . . . . . . . .        100%        100%
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

      The plan's investment strategy supports the objectives of the plan. These objectives are to maximize returns in order to meet long-term cash requirements within reasonable and prudent levels of risk. To achieve these objectives, the Company has established a strategic asset allocation policy which is to maintain approximately one half of plan assets in high quality fixed income securities such as investment grade bonds and short term government securities, with the other half containing large capitalization equity securities. The plan's objective is to periodically rebalance its assets to approximate weighted-average target asset allocations. Investments are diversified across classes and within each class to minimize the risk of large losses.

CONTRIBUTIONS

      To meet the IRS minimum funding standards, the Company expects to contribute approximately $660,000 to its defined benefit pension plan during fiscal 2008, of which approximately $218,000 is for the 2007 plan year.

ESTIMATED FUTURE BENEFIT PAYMENTS

      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                              Pension      Other
      (Dollars in Thousands)                  Benefits    Benefits
      ----------------------                  --------    --------
      2008 . . . . . . . . . . . . . . . .      $  636       $  89
      2009 . . . . . . . . . . . . . . . .         729          92
      2010 . . . . . . . . . . . . . . . .         730          89
      2011 . . . . . . . . . . . . . . . .         785          93
      2012 . . . . . . . . . . . . . . . .       1,000          64
      Years 2013-2017. . . . . . . . . . .       6,464         311


10.   COMMITMENTS AND CONTINGENCIES

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of September 30, 2007, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

11.   STOCK-BASED COMPENSATION

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

      A summary of stock option activity during fiscal 2007 is presented below (in thousands, except option prices):

                                                 Weighted-
                                                 Average
                                    Weighted-    Remaining
                         Number     Average     Contractual   Aggregate
                           of       Exercise       Term       Intrinsic
                         Options     Price        (Years)       Value
                         -------    ---------   -----------   ---------
Options outstanding at
  October 1, 2006. . .      468       $41.29
Exercised. . . . . . .     (154)       37.66
                         ------       ------
Options outstanding at
  September 30, 2007 .      314       $43.07           6.6      $2,476
                         ======       ======        ======      ======
Options exercisable at
  September 30, 2007 .      314       $43.07           6.6      $2,476
                         ======       ======        ======      ======

      As of September 30, 2007, all outstanding stock options were vested and compensation expense related to stock options was recognized. The intrinsic value of options exercised totaled approximately $2,181,000, $590,000 and $2,250,000 during fiscal 2007, 2006 and 2005, respectively.
The total income tax benefit related to the exercise of stock options was approximately $870,000 during fiscal 2007.

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

      Restricted share transactions during fiscal 2007 were as follows (in thousands, except fair values):

                                          Number of      Weighted-
                                          Restricted     Average
                                            Share         Fair
                                            Awards        Value
                                          ----------    ----------
Restricted share awards outstanding
  at October 1, 2006 . . . . . . . . .            14        $46.57
Granted. . . . . . . . . . . . . . . .            30         49.27
Vested . . . . . . . . . . . . . . . .            (2)        47.80
                                                ----        ------
Restricted share awards outstanding
  at September 30, 2007. . . . . . . .            42        $48.41
                                                ====        ======

      As of September 30, 2007, unrecognized compensation expense related to restricted share awards totaled approximately $1.2 million and is expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested during fiscal 2007 and 2006 was $87,000 and $503,000, respectively. No restricted share awards vested in fiscal 2005.


12.   REORGANIZATION CHARGES

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


13.   GEOGRAPHIC INFORMATION

      The Company operates in a single business segment, radiation monitoring services. The Company provides these services primarily to customers in the United States, as well as to customers in other geographic markets. The Company does not have any significant long-lived assets in foreign countries. The following table shows the geographical distribution of revenues for the fiscal years ended September 30, 2007, 2006 and 2005:

(Dollars in Thousands)                        2007      2006      2005
----------------------                      --------  --------  --------
Domestic . . . . . . . . . . . . . . . . .  $ 64,928  $ 63,966  $ 61,056
Europe - France and UK . . . . . . . . . .    12,046    10,114    10,068
Other countries. . . . . . . . . . . . . .     6,742     4,963     4,097
                                            --------  --------  --------
                                            $ 83,716  $ 79,043  $ 75,221
                                            ========  ========  ========

      Revenues of Nagase-Landauer, Ltd., the Company's joint venture in Japan, are not consolidated and are not included in the above table. Audited revenues of Nagase-Landauer, Ltd. for fiscal years 2007, 2006 and 2005 were $16,472,000 $15,192,000 and $13,892,000, respectively. See Note 4 for additional information on Nagase-Landauer, Ltd.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To Stockholders and Board of Directors of Landauer, Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Landauer, Inc. and its subsidiaries at September 30, 2007 and September 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting", under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits (which were integrated audits in 2007 and 2006). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

      As discussed in Note 1, to the consolidated financial statements, the Company began recording their pension and post retirement benefits in accordance with Statement of Financial Accounting Standards No. 158 "Employers' Accounting for Defined Benefit Pension and Other Post-Retirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132
(R)" as of September 30, 2007.

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

Chicago, IL
December 11, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") (the Company's principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures as of September 30, 2007 were effective.

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

      Our Management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company's internal control over financial reporting was effective as of September 30, 2007. The effectiveness of the Company's internal control over financial reporting as of September 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears under Item 8 of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There have been no changes in the Company's internal control over financial reporting that occurred during the period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION

      None.

                                  PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      Information pursuant to this Item relating to the directors of the Company, contained under the headings "Election of Directors" and "Beneficial Ownership of Common Stock" in the Proxy Statement, is incorporated herein by reference. Information pursuant to this Item relating to the Company's Audit Committee and the Company's code of ethics, contained under the heading "Board of Directors and Committees" in the Proxy Statement, is incorporated herein by reference.

      The executive officers of the Company are as follows:

NAME OF OFFICER               AGE          POSITION

William E. Saxelby            51           President and
                                             Chief Executive Officer
Jonathon M. Singer            43           Senior Vice President, Treasurer,
                                             Secretary, and
                                             Chief Financial Officer
Gerard P. Bilek               45           Vice President, Controller
R. Craig Yoder                55           Senior Vice President
                                             -Marketing and Technology
Richard E. Bailey             61           Senior Vice President
                                             -Operations

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

      Mr. Singer joined the Company in October 2006 as Senior Vice President, Treasurer, Secretary, and Chief Financial Officer. Previously, he served as Vice President Global Finance, Chief Financial Officer for the Medical segment of Teleflex Incorporated. From 2004 to 2005, he served as Vice President, Strategy and Business Development for Teleflex's Medical segment. From 1998 through 2004, he worked in a number of positions within the Medical Products and Services business segment of Cardinal Health, Inc., most recently as its Vice President, Strategy and Business Development.

      Mr. Bilek was elected to his position in October 2006, after serving as the Company's Controller since 1999. Prior to joining the Company, he held various financial/accounting positions with increasing levels of responsibility. He is a Certified Public Accountant.

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

ITEM 11.  EXECUTIVE COMPENSATION

      Except for the information relating to Item 13 hereof, the information contained under the headings "Executive Compensation" and "Compensation Committee Report" in the Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information contained under the headings "Beneficial Ownership of Common Stock" and "Equity Compensation Plan Information" in the Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
          AND DIRECTOR INDEPENDENCE

      Except for the information relating to Item 11 hereof, the information contained under the headings "Election of Directors" and "Independence of Directors" in the Proxy Statement is incorporated herein by reference.


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

      (10)(j) Employment agreement dated February 29, 1996 between the Registrant and R. Craig Yoder is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

      (10)(k) The Landauer, Inc. Executive Special Severance Plan dated May 22, 2003 is incorporated by reference to Exhibit
                (10)(j) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

      10)(l) Form of stock option award pursuant to the Landauer, Inc. 1996 Equity Plan, as amended and restated through November 8, 2001, is incorporated by reference to
                Exhibit 10(l) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

      (10)(m) The Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit (10)(m) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

      (10)(n) Amendment No. 1 to the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

      (10)(o) Form of stock option award pursuant to the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit (10)(n) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

      (10)(p) Form of director's restricted share award pursuant to the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit (10)(o) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

      (10)(q) Form of key employee restricted share award pursuant to the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit (10)(p) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

      (10)(r) Employment agreement dated September 28, 2005 between the Registrant and William E. Saxelby is incorporated by reference to Exhibit (10)(q) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

      (10)(s) Amendment to Employment Agreement dated May 2, 2006 between the Registrant and R. Craig Yoder is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

      (10)(t) Employment agreement dated September 8, 2006 between the Registrant and Jonathon M. Singer is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 8, 2006.

      (10)(u) Form of Performance Stock Grant under the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 16, 2006.

      (10)(v) Form of Restricted Stock Award under the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated March 19, 2007.

      (10)(w) Form of Performance Stock Award under the Landauer, Inc. 2005 Long-Term Incentive Plan as attached hereto as Exhibit
                (10) (w).

      (10)(x) Form of Restricted Stock Award under the Landauer, Inc. 2005 Long-Term Incentive Plan as attached hereto as Exhibit
                (10) (x).

      (21)      Subsidiaries of the registrant are:

                Beijing-Landauer, Ltd. (70%)
                Beijing, P.R. China

                HomeBuyer's Preferred, Inc. (100%)
                Glenwood, IL

                Landauer Australasia Pty Ltd. (51%)
                Sydney, Australia

                Landauer-Europe, Ltd. and subsidiary (100%)
                Paris, France
                Oxford, United Kingdom

                Nagase-Landauer, Ltd. (50%)
                Tokyo, Japan

                SAPRA-Landauer, Ltda. (75%)
                Sao Carlos - SP, Brazil

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

                Exhibits 10(a), 10(b), 10(e), 10(f), 10(g), 10(h), 10(i),
                10(j), 10(k), 10(l), 10(m), 10(n), 10(o), 10(p), 10(q),
                10(r), 10(s), 10(t), 10(u), 10(v), 10(w), and 10(x) listed above are management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  LANDAUER, INC.


                  By:   /s/ William E. Saxelby            December 12, 2007
                        --------------------------
                        William E. Saxelby
                        President and
                        Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                        Title                     Date
      ---------                        -----                     ----


/s/ William E. Saxelby        President and Director      December 12, 2007
William E. Saxelby         (Principal Executive Officer)


/s/ Jonathon M. Singer        Senior Vice President,      December 12, 2007
Jonathon M. Singer            Treasurer and Secretary
                             (Principal Financial and
                                Accounting Officer)


/s/ Robert J. Cronin                 Director             December 12, 2007
Robert J. Cronin


/s/ E. Gail de Planque               Director             December 12, 2007
E. Gail de Planque


/s/ Stephen C. Mitchell              Director             December 12, 2007
Stephen C. Mitchell


/s/ Richard R. Risk                  Director             December 12, 2007
Richard R. Risk


/s/ Thomas M. White                  Director             December 12, 2007
Thomas M. White


/s/ Michael D. Winfield              Director             December 12, 2007
Michael D. Winfield


                                        QUARTERLY FINANCIAL DATA (UNAUDITED)


(Amounts in Thousands,                                 First      Second       Third       Fourth       Total
Except per Share)                                     Quarter     Quarter     Quarter      Quarter      Year
----------------------                                -------     -------     -------      -------     -------

Net revenues                    2007                  $20,160     $21,633     $20,589      $21,334     $83,716
                                2006                  $18,647     $20,621     $19,591      $20,184     $79,043


Gross profit                    2007                  $13,069     $14,503     $13,993      $14,624     $56,189
                                2006                  $11,214     $13,135     $12,449      $13,511     $50,309


Operating income (1, 2)         2007                  $ 7,300     $ 8,953     $ 5,472      $ 6,878     $28,603
                                2006                  $ 6,060     $ 8,034     $ 7,762      $ 7,649     $29,505


Net income                      2007                  $ 4,859     $ 5,940     $ 3,907      $ 4,610     $19,316
                                2006                  $ 4,007     $ 5,248     $ 5,121      $ 4,670     $19,046

Diluted net income per          2007                  $  0.53     $  0.65     $  0.42      $  0.50     $  2.10
  share (1, 2)                  2006                  $  0.44     $  0.58     $  0.56      $  0.51     $  2.09

Cash dividends per share        2007                  $ 0.475     $ 0.475     $ 0.475      $ 0.475     $  1.90
                                2006                  $ 0.450     $ 0.450     $ 0.450      $ 0.450     $  1.80

Common stock price per share    2007         high     $ 57.29     $ 54.46     $ 52.65      $ 54.35     $ 57.29
                                              low     $ 48.20     $ 46.00     $ 46.90      $ 45.50     $ 45.50
                                2006         high     $ 52.18     $ 52.24     $ 50.25      $ 53.00     $ 53.00
                                              low     $ 43.90     $ 44.42     $ 43.11      $ 44.45     $ 43.11

Weighted average diluted shares outstanding

                                2007                    9,195       9,184       9,208        9,223       9,196
                                2006                    9,104       9,098       9,104        9,142       9,112


(1)   Includes accelerated depreciation and impairment charges of $2,875,000, reducing net income by $1,725,000
      (after income tax benefit of $1,150,000) or $0.19 per diluted share in fiscal year 2007.

(2)   Includes reorganization charges and management transition charges of $1,650,000, reducing net income by
      $994,000 (after income tax benefit of $656,000) or $0.11 per diluted share in fiscal year 2006.


                                                         56