Form 10-Q
period 2007-12-31
LANDAUER INC
filed 2008-02-08
CIK 825410

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549


                                 FORM 10-Q

      [ X ]  QUARTERLY REPORT pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


             For the quarterly period ended December 31, 2007

                                    or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                   Outstanding at January 31, 2008
      ----------------------------        -------------------------------
      Common stock, $.10 par value              9,262,061

PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                      LANDAUER, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheets (Unaudited)
                       (000's, except share amounts)



                                           December 31,   September 30,
                                              2007            2007
                                           ------------   -------------
ASSETS
------

Current assets:
    Cash and cash equivalents. . . . . . .   $   23,764      $   21,069
    Receivables, net of allowances of
        $525 and $531, respectively. . . .       21,686          19,750
    Inventories. . . . . . . . . . . . . .        2,621           2,729
    Prepaid expenses and other
        current assets . . . . . . . . . .        1,342           1,112
    Prepaid income taxes . . . . . . . . .            -           1,767
    Deferred income taxes. . . . . . . . .        3,898           4,078
                                             ----------      ----------
          Current assets . . . . . . . . .       53,311          50,505

Property, plant and equipment, at cost . .       52,188          50,738
    Less: Accumulated depreciation
        and amortization . . . . . . . . .      (35,151)        (34,084)
                                             ----------      ----------
Net property, plant and equipment. . . . .       17,037          16,654

Equity in joint venture. . . . . . . . . .        4,619           4,978
Goodwill . . . . . . . . . . . . . . . . .       13,381          13,364
Other intangible assets, net of
    amortization of $3,682 and $3,521,
    respectively . . . . . . . . . . . . .        4,824           4,963
Dosimetry devices, net of amortization
    of $9,878 and $9,392, respectively . .        5,036           5,345
Deferred income taxes. . . . . . . . . . .          544             333
Other assets . . . . . . . . . . . . . . .        1,267           1,198
                                             ----------      ----------
                                             $  100,019      $   97,340
                                             ==========      ==========






















The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
             Consolidated Balance Sheets (Unaudited) (Cont'd.)
                       (000's, except share amounts)


                                           December 31,   September 30,
                                              2007            2007
                                           ------------   -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable . . . . . . . . . . .   $    1,851      $    1,682
    Dividends payable. . . . . . . . . . .        4,612           4,375
    Deferred contract revenue. . . . . . .       14,484          13,832
    Accrued compensation and related
        costs. . . . . . . . . . . . . . .        2,509           3,725
    Accrued pension and postretirement
        costs. . . . . . . . . . . . . . .          306             306
    Other accrued expenses . . . . . . . .        4,791           4,047
                                             ----------      ----------
          Current liabilities. . . . . . .       28,553          27,967

Non-current liabilities:
    Pension and postretirement
        obligations. . . . . . . . . . . .        9,918           9,575
    Other non-current liabilities. . . . .          792               -
                                             ----------      ----------
          Non-current liabilities. . . . .       10,710           9,575

    Minority interest in subsidiary. . . .          198             288

Stockholders' equity:
    Preferred stock, $.10 par value
        per share, authorized 1,000,000
        shares; none issue . . . . . . . .            -               -
    Common stock, $.10 par value
        per share, authorized 20,000,000
        shares; 9,243,562 and 9,210,861
        shares issued and outstanding
        at December 31, 2007 and
        September 30, 2007,
        respectively . . . . . . . . . . .          924             921
    Additional paid in capital . . . . . .       24,203          23,581
    Accumulated other comprehensive
        loss . . . . . . . . . . . . . . .         (318)           (509)
    Retained earnings. . . . . . . . . . .       35,749          35,517
                                             ----------      ----------
          Stockholders' equity . . . . . .       60,558          59,510
                                             ----------      ----------

                                             $  100,019      $   97,340
                                             ==========      ==========














The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
               Consolidated Statements of Income (Unaudited)
                     (000's, except per share amounts)



                                                Three Months Ended
                                           ----------------------------
                                           December 31,    December 31,
                                               2007            2006
                                           ------------    ------------

Revenues, net of sales allowances. . . . .   $   21,809      $   20,160

Costs and expenses:
    Cost of sales. . . . . . . . . . . . .        7,201           7,091
    Selling, general and administrative. .        6,600           5,769
    Accelerated depreciation charges . . .          188               -
                                             ----------      ----------
                                                 13,989          12,860
                                             ----------      ----------

Operating income . . . . . . . . . . . . .        7,820           7,300

Equity in income of joint venture. . . . .          386             348
Other income, net. . . . . . . . . . . . .          318             197
                                             ----------      ----------

Income before taxes. . . . . . . . . . . .        8,524           7,845
Income taxes . . . . . . . . . . . . . . .        3,179           2,930
                                             ----------      ----------

Income before minority interest. . . . . .        5,345           4,915
Minority interest. . . . . . . . . . . . .           69              56
                                             ----------      ----------

Net income . . . . . . . . . . . . . . . .   $    5,276      $    4,859
                                             ==========      ==========

Net income per share:
    Basic. . . . . . . . . . . . . . . . .   $     0.58      $     0.53
                                             ==========      ==========
    Weighted average basic shares
      outstanding. . . . . . . . . . . . .        9,160           9,113
                                             ==========      ==========

    Diluted. . . . . . . . . . . . . . . .   $     0.57      $     0.53
                                             ==========      ==========
    Weighted average diluted shares
      outstanding. . . . . . . . . . . . .        9,227           9,195
                                             ==========      ==========

















The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows (Unaudited)
                                  (000's)

                                                 Three Months Ended
                                             --------------------------
                                             December 31,  December 31,
                                                 2007          2006
                                             ------------  ------------
Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . .   $    5,276    $    4,859

Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation . . . . . . . . . . . . . .        1,723         1,850
    Amortization . . . . . . . . . . . . . .          161           158
    Equity in net income of joint venture. .         (386)         (348)
    Dividends from joint venture . . . . . .          894           532
    Stock-based compensation . . . . . . . .          387           225
    Tax benefit from stock-based
        compensation arrangements. . . . . .           63           573
    Excess tax benefit from stock-based
        compensation arrangements. . . . . .          (50)         (529)
    Increase in accounts receivable, net . .       (1,822)         (621)
    Decrease in prepaid taxes. . . . . . . .        1,767             -
    Increase in other current assets . . . .         (107)         (437)
    Increase in dosimetry devices at cost. .         (209)         (351)
    Increase in accounts payable and
        other current liabilities. . . . . .          307           848
    Increase in taxes payable. . . . . . . .          699         1,506
    Decrease in accrued compensation and
        related costs. . . . . . . . . . . .       (1,293)       (1,473)
    Increase in deferred contract revenue. .          622           711
    Increase in long-term liabilities. . . .          477            48
    Other operating activities, net. . . . .          (10)           33
                                               ----------    ----------
    Net cash provided by
        operating activities . . . . . . . .        8,499         7,584

Cash flows used by investing activities:
    Acquisition of property, plant
        and equipment. . . . . . . . . . . .       (1,556)         (770)
                                               ----------    ----------
    Net cash used by investing activities. .       (1,556)         (770)

Cash flows used by financing activities:
    Payments on revolving credit
        facilities . . . . . . . . . . . . .            -        (1,375)
    Dividends paid to minority interest. . .         (167)         (117)
    Dividends paid to stockholders . . . . .       (4,375)       (4,094)
    Proceeds from the exercise of
        stock options. . . . . . . . . . . .          245         1,525
    Excess tax benefit from stock-based
        compensation arrangements. . . . . .           50           529
                                               ----------    ----------
    Net cash used by financing activities. .       (4,247)       (3,532)

    Effects of foreign currency
        translation. . . . . . . . . . . . .           (1)          157
                                               ----------    ----------
Net increase in cash and cash equivalents. .        2,695         3,439
Opening balance -
    cash and cash equivalents. . . . . . . .       21,069        15,420
                                               ----------    ----------
Ending balance -
    cash and cash equivalents. . . . . . . .   $   23,764    $   18,859
                                               ==========    ==========

The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (Unaudited)
                             December 31, 2007


(1)   Basis of Presentation

      The accompanying unaudited consolidated financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or "the Company") as of December 31, 2007 and September 30, 2007, and the consolidated results of operations and cash flows for the three month period ended December 31, 2007 and 2006. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows.

      Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the results of operations or financial position.

      The results of operations for the three month period ended
December 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. The September 30, 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

      The accounting policies followed by the Company are set forth in the 2007 Landauer Annual Report on Form 10-K. On October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN 48"). Refer to Note 2, "Income Taxes", of the consolidated financial statements for additional information.

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

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                             December 31, 2007



(2)   INCOME TAXES

      Effective October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN
No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

      As a result of the adoption of FIN No. 48, the Company recognized $792,000 in gross unrecognized tax benefits. Of this amount, $593,000, net of federal benefits, represents the portion that, if recognized, would impact the Company's effective tax rate. The Company recognized approximately a $432,000 decrease to the October 1, 2007, balance of retained earnings for the adoption of FIN No. 48. The Company currently does not believe that any material change in the balance of unrecognized tax benefits will occur during the next twelve months.

      The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of October 1, 2007, the Company had a gross amount of $78,000 accrued for potential payment of interest and $118,000 accrued for potential payment of penalties. The accrued interest and penalties are included in the unrecognized tax benefits.

      As of October 1, 2007, the Company's U.S. income tax returns for 2004 and subsequent years remain subject to examination by the Internal Revenue Service. The Company has no current on-going examination of any tax year by the Internal Revenue Service. State income tax returns generally have statute of limitations for periods between three and five years from the date of filing. For the Company's major foreign jurisdictions, its tax returns in the UK and France for fiscal years 2005, 2006 and 2007 remain open and subject to examination by taxing officials.


(3)   IMPAIRMENT AND ACCELERATED DEPRECIATION CHARGES

      As part of the IT initiative begun in fiscal 2007, management completed an evaluation of the usefulness of investments made in legacy information systems' hardware and software. During the third quarter of fiscal 2007, approximately $2,185,000 was determined to be impaired and approximately $690,000 of assets was subject to accelerated depreciation. Management currently anticipates that the assets subject to retirement will be utilized through March 31, 2008, and therefore, the Company will record accelerated depreciation through the newly determined remaining useful lives.


(4)   CASH DIVIDENDS

      On November 30, 2007, the Company declared a regular quarterly cash dividend in the amount of $0.50 per share for the first quarter of fiscal 2008. The dividends were paid on January 4, 2008, to shareholders of record on December 14, 2007. At December 31, 2007, there were accrued and unpaid dividends of $4,612,000. Regular quarterly cash dividends of $0.475 per share, or $1.90 annually, were paid during fiscal 2007.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                             December 31, 2007



(5)   COMPREHENSIVE INCOME

      The components of accumulated other comprehensive loss included in the accompanying unaudited consolidated balance sheets at December 31, 2007 and September 30, 2007 consist of net minimum pension liability adjustments, impact of the adoption of SFAS No. 158 and adjustments for net losses and prior service cost, and cumulative foreign currency translation adjustments. The following table sets forth the Company's comprehensive income and its components for the three month period ended December 31, 2007 and 2006 (000's):

                                                  Three Months Ended
                                                      December 31,
                                               ------------------------
                                                 2007            2006
                                               --------        --------
Net income . . . . . . . . . . . . . . .       $  5,276        $  4,859
Other comprehensive income:
    Foreign currency translation
        adjustments. . . . . . . . . . .            170             105
    Defined benefit pension and
      postretirement plans:
        Amortization of prior
            service cost . . . . . . . .              9               -
        Amortization of net loss . . . .             13               -
                                               --------        --------
Comprehensive income . . . . . . . . . .       $  5,468        $  4,964
                                               ========        ========


(6)   INCOME PER COMMON SHARE

      Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock that would have been outstanding assuming dilution during each period. The following table presents the weighted average number of shares of common stock for the three month period ended December 31, 2007 and 2006 (000's):

                                                  Three Months Ended
                                                      December 31,
                                               ------------------------
                                                 2007            2006
                                               --------        --------
Weighted average number of shares
    of common stock outstanding. . . . .          9,160           9,113
Effect of dilutive securities:
    stock-based compensation awards. . .             67              82
                                               --------        --------
Weighted average number of shares
    of common stock assuming dilution. .          9,227           9,195
                                               ========        ========

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                             December 31, 2007


(7)   STOCK-BASED COMPENSATION

      Stock-based compensation expense, primarily for grants of restricted stock, totaled approximately $387,000 and $225,000 for the three months ended December 31, 2007 and 2006, respectively. The total income tax benefit recognized in the consolidated statements of income related to expense for stock-based compensation was approximately $156,000 and $89,000 during the first quarter of fiscal 2008 and 2007, respectively.

      STOCK OPTIONS

      No stock options have been granted in fiscal 2008 or 2007. Grants of stock options in prior fiscal years were granted with an exercise price equal to the market value of the stock on the date of grant. Expense related to stock options issued to eligible employees is recognized ratably over the vesting period. Stock options generally vest over a period of 0 to 4 years and have 10-year contractual terms. A summary of stock option activity during the three months ended December 31, 2007 is presented below:

                                                  Weighted-
                                                  Average
                                    Weighted-     Remaining
                          Number    Average      Contractual   Aggregate
                            of      Exercise        Term       Intrinsic
                          Options    Price         (Years)       Value
                          -------   ---------    -----------  ----------
Outstanding at
  October 1, 2007. . .    314,000   $  43.07
Exercised. . . . . . .     (8,000)     41.29
                         --------   --------
Outstanding at
  December 31, 2007. .    306,000   $  43.10          6.3     $2,680,000
                         ========   ========         ====     ==========
Exercisable at
  December 31, 2007. .    306,000   $  43.10          6.3     $2,680,000
                         ========   ========         ====     ==========

      At December 31, 2007, all outstanding stock options were vested and compensation expense related to stock options was recognized. The intrinsic value of options exercised totaled approximately $71,000 and $1,400,000 during the first quarter of fiscal 2008 and 2007, respectively. The total income tax benefit recognized in the consolidated statements of income related to the exercise of stock options was approximately $29,000 and $556,000 during the three month period ending December 31, 2007 and 2006, respectively.

      RESTRICTED SHARE AWARDS

      Restricted share awards consist of performance shares and time vested restricted stock. Performance shares represent a right to receive shares of common stock upon satisfaction of performance goals or other specified metrics. Restricted stock represents a right to receive shares of common stock upon the passage of a specified period of time. The fair value of performance shares and restricted stock is based on the average of the
Company's high and low stock prices on the date of grant.   Compensation
expense for performance shares is recorded ratably over the vesting period, assuming that achievement of performance goals is deemed probable. Compensation expense for restricted stock is recognized ratably over the vesting period. The weighted average fair value of restricted share grants, including restricted stock and performance shares, granted during the three months ended December 31, 2007 and 2006 was $51.05 and $52.09, respectively.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                             December 31, 2007



      Restricted stock issued to eligible employees under the 2005 Long-Term Incentive Compensation Plan vests, to date, over a period from 6 months to 5 years, and performance shares contingently vest over various periods, depending on the nature of the performance goal. Restricted share transactions during the three months ended December 31, 2007 were as follows:

                                              Number of       Weighted-
                                              Restricted      Average
                                                Share          Fair
                                                Awards         Value
                                              ----------      ---------

Outstanding at October 1, 2007 . . . . .         42,000        $  48.41
Granted. . . . . . . . . . . . . . . . .         27,000           51.05
Vested . . . . . . . . . . . . . . . . .         (2,000)          49.70
                                               --------        --------
Outstanding at December 31, 2007 . . . .         67,000        $  49.42
                                               ========        ========

      At December 31, 2007, unrecognized compensation expense related to restricted share awards totaled approximately $2.2 million and is expected to be recognized over a weighted average period of 1.4 years. The total fair value of shares vested during the three month period ended
December 31, 2007 was $83,000. No shares vested during the three month period ended December 31, 2006.


(8)   CREDIT FACILITY

      In October 2007, the Company negotiated a new credit facility, which expires on October 31, 2009. The new credit facility permits borrowing up to $15,000,000. To date, no borrowings have been made under this facility.

The Company's previous line of credit was repaid in the second quarter of fiscal 2007 and was not renewed.


(9)   PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

      The components of net periodic benefit cost for pension and retiree medical plans were as follows (000's):

                                            Pension          Other
                                            Benefits        Benefits
                                         --------------   -------------
                                               Three Months Ended
                                                  December 31,
                                         ------------------------------
                                         2007     2006    2007    2006
                                        ------   ------  ------  ------

Service cost . . . . . . . . . . . . .  $  279   $  312  $   15  $    5
Interest cost. . . . . . . . . . . . .     332      288      21      21
Expected return on plan assets . . . .    (213)    (193)      -       -
Amortization of transition asset . . .       -       (2)      -       -
Amortization of prior service cost
    (credit) . . . . . . . . . . . . .      37       39     (28)    (28)
Amortization of net loss . . . . . . .       2       28      11      27
                                        ------   ------  ------  ------
Net periodic benefit cost. . . . . . .  $  437   $  472  $   19  $   25
                                        ======   ======  ======  ======

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                             December 31, 2007



      Landauer was not required to make a contribution to its pension plan, for the 2008 plan year, in the quarter ended December 31, 2007. In October 2007, the Company contributed $124,000 to the pension plan to fulfill funding requirements for the 2007 plan year.


(10)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 159 is effective for the Company for fiscal year 2009. The Company is currently evaluating the impact of SFAS No. 159 to its financial position, results of operations and financial disclosures.

      In March 2007, the FASB ratified the Emerging Issues Task Force
(EITF) Issue No. 06-10, "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements." The EITF affirmed as a final consensus that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 or APB Opinion No. 12. Issue No. 06-10 applies only when the arrangement is determined to provide a postretirement benefit. The final consensus on Issue No. 06-10 will also require an employer to recognize and measure the asset under a collateral assignment arrangement based on the substance of the arrangement. The Issue is effective for the Company for fiscal year 2009, including interim periods within the fiscal year. The Company is currently evaluating the impact of Issue No. 06-10 to its financial position, results of operations and financial disclosures.

      In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," and SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements." These standards aim to improve, simplify, and converge internationally the accounting for and reporting of business combinations and noncontrolling interests in consolidated financial statements. The provisions of SFAS No. 141R and SFAS No. 160 are effective, and should be applied prospectively, for the Company beginning in fiscal 2010. The Company is currently evaluating the impact of SFAS No. 141R and SFAS No. 160 to its financial position, results of operations and financial disclosures.

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

      Landauer operates a mature business, and growth in numbers of customers is modest. In recent years, the Company's strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has developed new platforms and formats for its OSL technology, such as InLight, to gain access to markets where the Company previously did not have a significant presence, such as smaller in-house and commercial laboratories. Revenue growth in recent years has occurred as a result of increased prices for certain services, entry into new markets through joint ventures and acquisitions, modest unit growth, and new ancillary services and products. The Company believes pricing in the domestic market has become more competitive and opportunities to continue to obtain regular price increases from its customers may be more limited in the future.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2007
-------------------------------------------------------------

      Revenues for the first quarter of fiscal 2008 were $21,809,000, an 8.2% increase compared to revenues of $20,160,000 for the same quarter in fiscal 2007. Domestic revenue growth for the first quarter was $573,000, or 3.7%, from moderate gains in the core radiation monitoring business and increases in domestic InLight equipment revenue. International revenue increased $1,076,000, or 23.6%, supported by growth in volume in most regions, lead by InLight badges and equipment, and favorable currency exchange rates.

      Total cost of revenues for the first quarter of fiscal 2008 were $7,201,000, an increase of $110,000 or 1.6%, compared with cost of revenue of $7,091,000 for the same quarter in fiscal 2007. Gross margins were 67.0% of revenues for the first quarter of fiscal 2008, compared with the 64.8% reported for the same period in fiscal 2007. The improvement is primarily a result of a reduction in overhead driven by lower depreciation and employee benefits costs. Selling, general and administrative expenses for the first quarter of fiscal 2008 were $6,600,000, an increase of $831,000, or 14.4%, compared with expense of $5,769,000 for the first quarter of fiscal 2007. Factors contributing to the increase in selling, general and administrative costs include: $384,000 in spending to reengineer business processes and to replace the Company's information technology systems that support improved business relationship management and the order-to-cash cycle; $317,000 for sales and marketing resources; and $153,000 increased cost of foreign operations, primarily relating to increased foreign exchange rates.

      As part of the IT initiative begun in fiscal 2007, management completed an evaluation of the usefulness of investments made in legacy information systems' hardware and software. During the third quarter of fiscal 2007, approximately $2,185,000 was determined to be impaired and approximately $690,000 of assets was subject to accelerated depreciation. During the quarter the Company recorded $188,000 of accelerated depreciation relating to these assets.

      Resulting operating income for the quarter ended December 31, 2007 was $7,820,000, an increase of 7.1% compared with $7,300,000 reported in the same quarter a year ago.

      Net other income, including equity in income of joint venture, for the quarter was $159,000 higher than a year ago, reflecting higher net interest income. The effective income tax rate for the first quarter of fiscal 2008 and 2007 was 37.3%. Resulting net income for the quarter ended December 31, 2007 amounted to $5,276,000, or $0.57 per diluted share, compared with $4,859,000, or $0.53 per diluted share, for the same quarter in fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Landauer generated $2,695,000 in cash during the quarter ended December 31, 2007, resulting in cash on hand of $23,764,000.

      Cash flows provided by operating activities for the first fiscal quarter of 2008 were $8,499,000, an increase of $915,000, or 12.1%, from fiscal 2007. The increase is due primarily to an increase in net income, and dividends received from Nagase-Landauer, Ltd., supplemented by the contribution from the change in the components of working capital.

      Investing activities included acquisitions of property, plant and equipment in the amounts of $1,556,000 and $770,000 for the three months ended December 31, 2007 and 2006, respectively. Capital expenditures for the remainder of fiscal 2008 are expected to be approximately $3,500,000 to $4,500,000, principally for the development and implementation of supporting software systems. The Company anticipates that funds for these capital improvements will be provided from operations.

      The Company's financing activities were comprised of payments of cash dividends to shareholders and minority partners, offset partially by proceeds from the exercise of stock options. During the first quarter of fiscal 2008 and 2007, the Company paid cash dividends of $4,375,000 or $0.475 per share, and $4,094,000, or $0.45 per share for the forth quarter of the prior fiscal year, respectively, and such amounts have been provided from operations.

      As described in Note 8 to the financial statements, the Company maintained a credit facility, which expired in March 2007. The Company did not renew the line upon its maturity in March 2007. In October 2007, the Company negotiated a new credit facility, which expires on October 31, 2009. The new credit facility permits borrowing up to $15,000,000.

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments, reflected on the balance sheet as "Deferred Contract Revenue", amounted to $14,484,000 and $13,832,000, respectively, as of December 31, 2007 and
September 30, 2007. While these amounts represent approximately 51% and 49% of current liabilities, respectively as of December 31, 2007 and September 30, 2007, such amounts do not represent a cash obligation.

      All customers are invoiced in accordance with the Company's standard terms, with payment generally due thirty days from date of invoice. Reflecting the Company's invoicing practices and that a significant portion of the Company's revenues are subject to health care industry reimbursement cycles, the days of sales outstanding for the Company averaged approximately 75 and 123 days over the course of the first quarter of fiscal 2008 and fiscal 2007, respectively.

      Landauer also offers radiation monitoring services in the United Kingdom, Canada, Japan, Brazil, China, Australia and France. The Company's operations in these markets generally do not depend on significant capital resources.

OUTLOOK FOR BALANCE OF FISCAL 2008
----------------------------------

      Landauer's business plan for fiscal 2008 currently anticipates aggregate revenue growth for the year to be in the range of 4 - 5%. The Company anticipates a net income increase in the range of 6 - 8% excluding the $2,875,000 ($1,725,000, after tax at a marginal rate of 40%) impact of the fiscal 2007 accelerated depreciation and impairment charges.

FORWARD-LOOKING STATEMENTS
--------------------------

      Certain of the statements made herein constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties. These include the following, without limitation: assumptions, risks and uncertainties associated with the Company's development and introduction of new technologies in general; introduction and customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (OSL) technology to new platforms and formats, such as Luxel<registered trademark>+; the costs associated with the Company's research and business development efforts; the effectiveness of changes and upgrades to the Company's information systems; the usefulness of older technologies; the anticipated results of operations of the Company and its subsidiaries or ventures; valuation of the Company's long-lived assets or business units relative to future cash flows; changes in pricing of products and services; changes in postal and delivery practices; the Company's business plans; anticipated revenue and cost growth; the risks associated with conducting business internationally; other anticipated financial events; the effects of changing economic and competitive conditions; foreign exchange rates; government regulations; accreditation requirements; and pending accounting pronouncements. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company's business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth in Item 1A "Risk Factors" and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and information contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2007 and other reports filed by the Company, from time to time, with the SEC.

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

SFAS No. 159 is effective for the Company for fiscal year 2009. The Company is currently evaluating the impact of SFAS No. 159 to its financial position, results of operations and financial disclosures.

      In March 2007, the FASB ratified the Emerging Issues Task Force
(EITF) Issue No. 06-10, "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements." The EITF affirmed as a final consensus that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 or APB Opinion No. 12. Issue No. 06-10 applies only when the arrangement is determined to provide a postre-tirement benefit. The final consensus on Issue No. 06-10 will also require an employer to recognize and measure the asset under a collateral assignment arrangement based on the substance of the arrangement. The Issue is effective for the Company for fiscal year 2009, including interim periods within the fiscal year. The Company is currently evaluating the impact of Issue No. 06-10 to its financial position, results of operations and financial disclosures.

      In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," and SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements." These standards aim to improve, simplify, and converge internationally the accounting for and reporting of business combinations and noncontrolling interests in consolidated financial statements. The provisions of SFAS No. 141R and SFAS No. 160 are effective, and should be applied prospectively, for the Company beginning in fiscal 2010. The Company is currently evaluating the impact of SFAS No. 141R and SFAS No. 160 to its financial position, results of operations and financial disclosures.

CRITICAL ACCOUNTING POLICIES
----------------------------

      The critical accounting policies followed by the Company are set forth in Item 7 and "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements of the 2007 Landauer Annual Report on Form 10-K. The Company believes that at December 31, 2007, there have been no material changes to this information, except for the adoption of the provisions of FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN 48"). For additional information refer to footnote 2, "Income Taxes."


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk, including changes in foreign currency exchange rates. These risks are set forth in Item 7A of the 2007 Landauer Annual Report on Form 10-K. The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through December 31, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
----------------------------------

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") (the Company's principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures as of December 31, 2007 were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------

      There have been no changes in the Company's internal control over financial reporting that occurred during the period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of December 31, 2007, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.


ITEM 1A. RISK FACTORS

      Information regarding risk factors are set forth in Item 1A of the 2007 Landauer Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in the Company's fiscal 2007 Form 10-K.


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


                                    LANDAUER, INC.


Date:  February 7, 2008
                                    /s/ Jonathon M. Singer
                                    ------------------------------
                                    Jonathon M. Singer
                                    Senior Vice President,
                                    Treasurer, and Secretary
                                    (Principal Financial and
                                    Accounting Officer)