Form 10-Q
period 2008-03-31
LANDAUER INC
filed 2008-05-09
CIK 825410

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                  FORM 10-Q

      [ X ]   QUARTERLY REPORT pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                For the quarterly period ended MARCH 31, 2008

                                     or

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

        Large accelerated filer [   ]      Accelerated filer [  X  ]
  Non-accelerated filer [   ] (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).  Yes [  ]   No  [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                   Outstanding at May 1, 2008
      ----------------------------        --------------------------
      Common stock, $.10 par value              9,279,321

PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                       LANDAUER, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (Unaudited)
                        (000's, except share amounts)




                                              March 31,    September 30,
                                                2008           2007
                                              ---------    -------------
ASSETS
------

Current assets:
  Cash and cash equivalents. . . . . . . .     $ 27,044         $ 21,069
  Receivables, net of allowances of. . . .
    $552 and $531, respectively. . . . . .       23,362           19,750
  Inventories. . . . . . . . . . . . . . .        2,645            2,729
  Prepaid expenses and other
    current assets . . . . . . . . . . . .        1,482            1,112
  Prepaid income taxes . . . . . . . . . .           --            1,767
  Deferred income taxes. . . . . . . . . .        3,932            4,078
                                               --------         --------
      Current assets . . . . . . . . . . .       58,465           50,505

Property, plant and equipment, at cost . .       53,058           50,738
      Less: Accumulated depreciation
        and amortization . . . . . . . . .      (36,173)         (34,084)
                                               --------         --------
Net property, plant and equipment. . . . .       16,885           16,654

Equity in joint venture. . . . . . . . . .        5,536            4,978
Goodwill . . . . . . . . . . . . . . . . .       13,390           13,364
Other intangible assets, net of
  amortization of $3,842 and $3,521,
  respectively . . . . . . . . . . . . . .        5,035            4,963
Dosimetry devices, net of amortization
  of $10,301 and $9,392, respectively. . .        4,837            5,345
Deferred income taxes. . . . . . . . . . .          501              333
Other assets . . . . . . . . . . . . . . .        1,397            1,198
                                               --------         --------

                                               $106,046         $ 97,340
                                               ========         ========




















 The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
              Consolidated Balance Sheets (Unaudited) (Cont'd.)
                        (000's, except share amounts)




                                              March 31,    September 30,
                                                2008           2007
                                              ---------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable . . . . . . . . . . . .     $  2,277         $  1,682
  Dividends payable. . . . . . . . . . . .        4,643            4,375
  Deferred contract revenue. . . . . . . .       15,310           13,832
  Accrued compensation and
    related costs. . . . . . . . . . . . .        2,711            3,725
  Accrued pension and postretirement
    costs. . . . . . . . . . . . . . . . .          306              306
  Other accrued expenses . . . . . . . . .        4,147            4,047
                                               --------         --------
      Current liabilities. . . . . . . . .       29,394           27,967

Non-current liabilities:
  Pension and postretirement
    obligations. . . . . . . . . . . . . .       10,118            9,575
  Other non-current liabilities. . . . . .          544                -
                                               --------         --------
      Non-current liabilities. . . . . . .       10,662            9,575

  Minority interest in subsidiary. . . . .          388              288

Stockholders' equity:
  Preferred stock, $.10 par value per
    share, authorized 1,000,000 shares;
    none issued. . . . . . . . . . . . . .            -                -
  Common stock, $.10 par value per
    share, authorized 20,000,000 shares;
    9,285,004 and 9,210,861 shares
    issued and outstanding at March 31,
    2008 and September 30, 2007,
    respectively . . . . . . . . . . . . .          929              921
  Additional paid in capital . . . . . . .       26,298           23,581
  Accumulated other comprehensive
    income (loss). . . . . . . . . . . . .          638             (509)
  Retained earnings. . . . . . . . . . . .       37,737           35,517
                                               --------         --------
      Stockholders' equity . . . . . . . .       65,602           59,510
                                               --------         --------
                                               $106,046         $ 97,340
                                               ========         ========















 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
                Consolidated Statements of Income (Unaudited)
                      (000's, except per share amounts)



                               Three Months Ended      Six Months Ended
                                    March 31,             March 31,
                              -------------------    -------------------
                                2008       2007       2008        2007
                              --------   --------   --------    --------

Revenues, net of sales
  allowances . . . . . . .    $ 23,743   $ 21,633   $ 45,552    $ 41,793

Costs and expenses:
  Cost of sales. . . . . .       7,515      7,130     14,716      14,221
  Selling, general and
    administrative . . . .       6,259      5,550     12,859      11,319
  Accelerated depreciation
    charges. . . . . . . .         188          -        376           -
                              --------   --------   --------    --------
                                13,962     12,680     27,951      25,540
                              --------   --------   --------    --------

Operating income . . . . .       9,781      8,953     17,601      16,253

Equity in income of
  joint venture. . . . . .         362        340        748         687
Other income, net. . . . .         219        167        537         365
                              --------   --------   --------    --------

Income before taxes. . . .      10,362      9,460     18,886      17,305
Income taxes . . . . . . .       3,866      3,529      7,045       6,459
                              --------   --------   --------    --------

Income before minority
  interest . . . . . . . .       6,496      5,931     11,841      10,846
Minority interest. . . . .          66         (9)       135          47
                              --------   --------   --------    --------

Net income . . . . . . . .    $  6,430   $  5,940   $ 11,706    $ 10,799
                              ========   ========   ========    ========


Net income per share:
    Basic. . . . . . . . .    $   0.70   $   0.65   $   1.27    $   1.19
                              ========   ========   ========    ========
    Weighted average
      basic shares
      outstanding. . . . .       9,209      9,116      9,184       9,103
                              ========   ========   ========    ========


    Diluted. . . . . . . .    $   0.69   $   0.65   $   1.27    $   1.18
                              ========   ========   ========    ========
    Weighted average
      diluted shares
      outstanding. . . . .       9,268      9,184      9,247       9,180
                              ========   ========   ========    ========








 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Unaudited)
                                   (000's)



                                                       Six Months Ended
                                                     --------------------
                                                    March 31,   March 31,
                                                      2008        2007
                                                    ---------   ---------
Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . . . . .   $ 11,706    $ 10,799
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation . . . . . . . . . . . . . . . . .      3,424       3,718
    Amortization . . . . . . . . . . . . . . . . .        322         318
    Equity in net income of joint venture. . . . .       (748)       (687)
    Dividends from joint venture . . . . . . . . .        894         560
    Stock-based compensation . . . . . . . . . . .        783         382
    Tax benefit from stock-based compensation
      arrangements . . . . . . . . . . . . . . . .        242         757
    Excess tax benefit from stock-based
      compensation arrangements. . . . . . . . . .       (221)       (704)
    Increase in accounts receivable, net . . . . .     (3,026)     (1,168)
    Decrease (increase) in prepaid taxes . . . . .      1,767      (1,706)
    (Increase) decrease in other current assets. .       (158)          6
    Increase in dosimetry devices at cost. . . . .       (572)       (689)
    Increase in other long-term assets . . . . . .       (745)       (239)
    Increase in accounts payable and other
      current liabilities. . . . . . . . . . . . .        650         297
    Decrease in accrued payroll. . . . . . . . . .     (1,313)     (1,169)
    Increase (decrease) in deferred contract
      revenue. . . . . . . . . . . . . . . . . . .      1,374        (165)
    Increase in long-term liabilities. . . . . . .        658          77
    Other operating activities, net. . . . . . . .        136          47
                                                     --------    --------
    Net cash provided by operating activities. . .     15,173      10,434

Cash flows used by investing activities:
    Acquisition of property, plant and equipment .     (2,385)     (1,940)
                                                     --------    --------
    Net cash used by investing activities. . . . .     (2,385)     (1,940)

Cash flows used by financing activities:
    Payments on revolving credit facilities. . . .          -      (1,717)
    Dividends paid to minority interest. . . . . .       (167)       (117)
    Dividends paid to stockholders . . . . . . . .     (8,987)     (8,436)
    Proceeds from the exercise of stock
      options. . . . . . . . . . . . . . . . . . .      1,931       1,954
    Excess tax benefit from stock-based
      compensation arrangements. . . . . . . . . .        221         704
                                                     --------    --------
    Net cash used by financing activities. . . . .     (7,002)     (7,612)

    Effects of foreign currency translation. . . .        189         240
                                                     --------    --------

    Net increase in cash and cash equivalents. . .      5,975       1,122
    Opening balance - cash and cash equivalents. .     21,069      15,420
                                                     --------    --------
    Ending balance - cash and cash equivalents . .   $ 27,044    $ 16,542
                                                     ========    ========





 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (Unaudited)
                               March 31, 2008



(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or "the Company") as of March 31, 2008 and September 30, 2007, and the consolidated results of operations for each of the three and six-month periods ended March 31, 2008 and 2007, and cash flows for the six-month periods ended March 31, 2008 and 2007. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows.

      Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the results of operations or financial position.

      The results of operations for the three and six-month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. The September 30, 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

      The accounting policies followed by the Company are set forth in the 2007 Landauer Annual Report on Form 10-K. On October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN 48"). Refer to Note 2, "Income Taxes," of the consolidated financial statements for additional information.

      The sources of revenues for the Company are radiation monitoring and measurement services including other incidental services and the sale of radiation monitoring products. The radiation monitoring and measurement services provided by the Company to its customers are of a continuous subscription nature. The Company views its business as services provided to customers over a period of time and the wear period is the period over which those services are provided. Badge production, wearing of badges, badge analysis, and report preparation are integral to the benefit that the Company provides to its customers. These services are provided to customers on an agreed-upon recurring basis (monthly, bi-monthly or quarterly) that the customer chooses for the wear period. Revenue is recognized on a straight-line basis, adjusted for changes in pricing and volume, over the wear period as the service is continuous and no other discernible pattern of recognition is evident. Revenues are recognized over the periods in which the customers wear the badges irrespective of whether invoiced in advance or in arrears.

      Other services incidental to monitoring and measurement augment the basic services that the Company offers, providing administrative and informational tools to customers for the management of their radiation detection programs. Other service revenues are recognized upon delivery of the reports to customers or as other such services are provided.

      The Company sells radiation monitoring products to its customers, principally InLightTM products, for their use in conducting radiation measurements or managing radiation detection programs. Revenues from product sales are generally recognized when shipped.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               March 31, 2008


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

      Upon adoption of FIN No. 48 on October 1, 2007, the Company recognized $792,000 in gross unrecognized tax benefits. Of this amount, $593,000, net of federal benefits, represents the portion that, if recognized, would impact the Company's effective tax rate. The Company also recognized approximately a $432,000 decrease to the October 1, 2007, balance of retained earnings. Subsequent to the adoption of FIN No. 48, the Company determined that the original calculation of the gross unrecognized tax benefits was overestimated for a specific state taxing authority. During the second quarter of the fiscal year ending
September 30, 2008, revisions were made to adjust the amounts of gross unrecognized tax benefits and the related accrued interest and penalties associated with this change in estimate. Subsequent to the adjustment, the Company's gross unrecognized tax benefits related to the adoption of FIN No. 48 were $521,000. Of the revised FIN No. 48 amount, $392,000, net of federal benefits, represents the portion that, if recognized, would impact the Company's effective tax rate. Net of the revision, the impact of the adoption of FIN No. 48 to the balance of retained earnings was a decrease of $231,000.

      The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of October 1, 2007, the date of adoption of FIN No. 48, the Company had a gross amount of $78,000 accrued for potential payment of interest and $118,000 accrued for potential payment of penalties. As a result of the revisions to the gross unrecognized tax benefits made in the quarter ending March 31, 2008, the gross amount of interest accrued is $57,000 and the accrual for the potential payment of penalties is $44,000. The accrued interest and penalties are included in the unrecognized tax benefits.

      As of March 31, 2008, the Company's U.S. income tax returns for 2004 and subsequent years remain subject to examination by the Internal Revenue Service. The Company has no current on-going examination of any tax year by the Internal Revenue Service. State income tax returns generally have statute of limitations for periods between three and five years from the date of filing. The state of Illinois began an income tax audit in the second quarter of fiscal 2008 for the fiscal tax years ending September 30, 2004, 2005 and 2006. The audit was completed subsequently in April 2008 with no significant adjustments. For the Company's major foreign jurisdictions, its tax returns in the UK and France for fiscal years 2005, 2006 and 2007 remain open and subject to examination by taxing officials.

      The Company currently does not anticipate that any material change in the balance of gross unrecognized tax benefits will occur during the next twelve months.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               March 31, 2008


(3)   ACCELERATED DEPRECIATION CHARGES

      As part of the IT initiative begun in fiscal 2007, management completed an evaluation of the usefulness of investments made in legacy information systems' hardware and software. During the third quarter of fiscal 2007, approximately $2,185,000 was determined to be impaired and approximately $690,000 of assets was subject to accelerated depreciation. During the second quarter of fiscal 2008, the Company recorded $188,000 of accelerated depreciation relating to these assets. These assets are now fully depreciated as of March 31, 2008.


(4)   CASH DIVIDENDS

      On February 29, 2008, the Company declared a regular quarterly cash dividend of $0.50 per share for the second quarter of fiscal 2008. The dividends were paid on April 4, 2008, to shareholders of record on March 14, 2008. At March 31, 2008, there were accrued and unpaid dividends of $4,643,000. Regular quarterly cash dividends of $0.475 per share, or $1.90 annually, were paid during fiscal 2007.


(5)   COMPREHENSIVE INCOME

      The components of accumulated other comprehensive income (loss) included in the accompanying unaudited consolidated balance sheets at March 31, 2008 and September 30, 2007 consist of net minimum pension liability adjustments, impact of the adoption of SFAS No. 158 and adjustments for net losses and prior service cost, and cumulative foreign currency translation adjustments. The following table sets forth the Company's comprehensive income and its components for the three and six-month periods ended March 31, 2008 and 2007 (000's):

                               Three Months Ended      Six Months Ended
                                    March 31,             March 31,
                              -------------------    -------------------
                                2008       2007       2008        2007
                              --------   --------   --------    --------

Net income . . . . . . . .    $  6,430   $  5,940   $ 11,706    $ 10,799
Other comprehensive income:
  Foreign currency
    translation
    adjustments. . . . . .         933        140      1,103         245
  Defined benefit pension
    and postretirement
    plans:
      Amortization of
        prior service
        cost . . . . . . .           9          -         18           -
      Amortization of
        net loss . . . . .          13          -         26           -
                              --------   --------   --------    --------
Comprehensive income . . .    $  7,385   $  6,080   $ 12,853    $ 11,044
                              ========   ========   ========    ========

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               March 31, 2008


(6)   INCOME PER COMMON SHARE

      Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock that would have been outstanding assuming dilution during each period. The following table presents the weighted average number of shares of common stock for the three and six-month periods ended March 31, 2008 and 2007 (000's):

                               Three Months Ended      Six Months Ended
                                    March 31,             March 31,
                              -------------------    -------------------
                                2008       2007       2008        2007
                              --------   --------   --------    --------
Weighted average number
  of shares of common
  stock outstanding. . . .       9,209      9,116      9,184       9,103
Effect of dilutive
  stock-based compensation
  awards . . . . . . . . .          59         68         63          77
                              --------   --------   --------    --------
Weighted average number
  of shares of common
  stock assuming dilution.       9,268      9,184      9,247       9,180
                              ========   ========   ========    ========


(7)   STOCK-BASED COMPENSATION

      Stock-based compensation expense, primarily for grants of restricted stock, totaled approximately $783,000 and $382,000 for the six months ended March 31, 2008 and 2007, respectively. The total income tax benefit recognized in the consolidated statements of income related to expense for stock-based compensation was approximately $316,000 and $153,000 during the first half of fiscal 2008 and 2007, respectively.

      STOCK OPTIONS

      No stock options have been granted in fiscal 2008 or 2007. Grants of stock options in prior fiscal years were granted with an exercise price equal to the market value of the stock on the date of grant. Expense related to stock options issued to eligible employees is recognized ratably over the vesting period. Stock options generally vest over a period of 0 to 4 years and have 10-year contractual terms. A summary of stock option activity during the six months ended March 31, 2008 is presented below:

                                                  Weighted-
                                                  Average
                                     Weighted-    Remaining
                           Number    Average     Contractual    Aggregate
                             of      Exercise       Term        Intrinsic
                           Options    Price        (Years)        Value
                           -------   ---------   -----------   ----------
Outstanding at
  October 1, 2007. . .     314,000     $43.07
Exercised. . . . . . .     (55,000)     43.22
                           -------     ------
Outstanding at
  March 31, 2008 . . .     259,000     $43.02        6.1       $1,897,000
                           =======     ======
Exercisable at
  March 31, 2008 . . .     259,000     $43.02        6.1       $1,897,000
                           =======     ======

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               March 31, 2008


      At March 31, 2008, all outstanding stock options were vested and compensation expense related to stock options was recognized. The intrinsic value of options exercised totaled approximately $518,000 and $1,900,000 during the first half of fiscal 2008 and 2007, respectively. The total income tax benefit recognized in the consolidated statements of income related to the exercise of stock options was approximately $208,000 and $740,000 during the six-month period ending March 31, 2008 and 2007, respectively.

      RESTRICTED SHARE AWARDS

      Restricted share awards consist of performance shares and time vested restricted stock. Performance shares represent a right to receive shares of common stock upon satisfaction of performance goals or other specified metrics. Restricted stock represents a right to receive shares of common stock upon the passage of a specified period of time. The fair value of performance shares and restricted stock granted under the Company's 2005 Long-Term Incentive Plan is based on the average of the Company's high and low stock prices on the date of grant. With the adoption of the Company's Long-Term Incentive Plan in February 2008, the fair value of performance shares and restricted stock granted under the new plan is based on the Company's closing stock price on the date of grant. Compensation expense for performance shares is recorded ratably over the vesting period, assuming that achievement of performance goals is deemed probable. Compensation expense for restricted stock is recognized ratably over the vesting period. The per share weighted average fair value of restricted shares, including restricted stock and performance shares, granted during the six months ended March 31, 2008 and 2007 was $50.85 and $49.33, respectively.

      Restricted stock issued to eligible employees under the Company's Long-Term Incentive Plans vests, to date, over a period from 6 months to 5 years, and performance shares contingently vest over various periods, depending on the nature of the performance goal. Restricted share transactions during the six months ended March 31, 2008 were as follows:

                                              Number of        Weighted-
                                              Restricted       Average
                                                Share           Fair
                                                Awards          Value
                                              ----------       ---------
Outstanding at October 1, 2007 . . . . . .      42,000           $48.41
Granted. . . . . . . . . . . . . . . . . .      31,000            50.85
Vested . . . . . . . . . . . . . . . . . .      (6,000)           47.59
                                                ------           ------
Outstanding at March 31, 2008. . . . . . .      67,000           $49.59
                                                ======           ======

      At March 31, 2008, unrecognized compensation expense related to restricted share awards totaled approximately $2.0 million and is expected to be recognized over a weighted average period of 1.4 years. The total fair value of shares vested during the six-month period ended March 31, 2008 and 2007 were $271,000 and $65,000, respectively.


(8)   CREDIT FACILITY

      In October 2007, the Company negotiated a credit facility, which expires on October 31, 2009. The credit facility permits borrowing up to $15,000,000. To date, no borrowings have been made under this facility. The Company's previous line of credit was repaid in the second quarter of fiscal 2007 and was not renewed.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               March 31, 2008


(9)   PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

      The components of net periodic benefit cost for pension and retiree medical plans were as follows (000's):

                                            Pension           Other
                                            Benefits         Benefits
                                         --------------    -------------
                                                Three Months Ended
                                                     March 31,
                                          ------------------------------
                                          2008    2007     2008    2007
                                         ------  ------   ------  ------

Service cost . . . . . . . . . . . . . . $  270  $  277   $   15  $   18
Interest cost. . . . . . . . . . . . . .    327     307       21      18
Expected return on plan assets . . . . .   (215)   (185)       -       -
Amortization of transition asset . . . .      -      (1)       -       -
Amortization of prior service cost
  (credit) . . . . . . . . . . . . . . .     37      36      (28)    (28)
Amortization of net loss . . . . . . . .      2       4       11      11
Special termination benefits (1) . . . .      -      47        -       -
                                         ------  ------   ------  ------
Net periodic benefit cost. . . . . . . . $  421  $  485   $   19  $   19
                                         ======  ======   ======  ======


                                            Pension           Other
                                            Benefits         Benefits
                                         --------------    -------------
                                                  Six Months Ended
                                                     March 31,
                                          ------------------------------
                                          2008    2007     2008    2007
                                         ------  ------   ------  ------

Service cost . . . . . . . . . . . . . . $  549  $  589   $   30  $   23
Interest cost. . . . . . . . . . . . . .    659     595       42      39
Expected return on plan assets . . . . .   (428)   (378)       -       -
Amortization of transition asset . . . .      -      (3)       -       -
Amortization of prior service cost
  (credit) . . . . . . . . . . . . . . .     74      75      (56)    (56)
Amortization of net loss . . . . . . . .      4      32       22      38
Special termination benefits (1) . . . .      -      47        -       -
                                         ------  ------   ------  ------
Net periodic benefit cost. . . . . . . . $  858  $  957   $   38  $   44
                                         ======  ======   ======  ======

  (1) Represents benefit costs arising from the early retirement of the Company's former chief financial officer.


      In accordance with funding requirements to make quarterly payments for the 2008 plan year, Landauer contributed $148,000 to its pension plan in January 2008. In October 2007, the Company contributed $124,000 to the pension plan to fulfill its final funding requirements for the 2007 plan year.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               March 31, 2008


(10)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for the Company for fiscal year 2009. FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP SFAS No. 157-1 amends SFAS No. 157 to exclude leasing transactions covered by SFAS No. 13. The Company is currently evaluating the impact of SFAS No. 157 to its financial position, results of operations and financial disclosures.

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

      In March 2007, the FASB ratified the Emerging Issues Task Force
(EITF) Issue No. 06-10, "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements." The EITF affirmed as a final consensus that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement.

The Issue is effective for the Company for fiscal year 2009, including interim periods within the fiscal year. The Company is currently evaluating the impact of Issue No. 06-10 to its financial position, results of operations and financial disclosures.

      In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," and SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements." These standards aim to improve, simplify, and converge internationally the accounting for and reporting of business combinations and noncontrolling interests in consolidated financial statements. The provisions of SFAS No. 141R and SFAS No. 160 are effective, and should be applied prospectively, for the Company beginning in fiscal 2010. The Company will apply SFAS No. 141R for any business combinations beginning in fiscal 2010. The Company is currently evaluating the impact of SFAS No. 160 to its financial position, results of operations and financial disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

      Landauer is a leading provider of analytical services and products to determine occupational and environmental radiation exposure. For over 50 years, the Company has provided complete radiation dosimetry services to hospitals, medical and dental offices, universities, national laboratories, nuclear facilities and other industries in which radiation poses a potential threat to employees. Landauer's services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from clients, and the analysis and reporting of exposure findings. These services are provided to approximately 69,000 customers representing approximately 1.5 million individuals in the U.S., Japan, France, the United Kingdom, Brazil, Canada, China, Australia, Mexico and other countries. In addition to providing analytical services, the Company may lease or sell dosimetry detectors and reading equipment to large customers that want to manage their own dosimetry programs, or into smaller international markets in which it is not economical to establish a direct service.

      Landauer operates a mature business, and growth in numbers of customers is modest. In recent years, the Company's strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In fiscal 2007 and 2008, Landauer expanded into Australia and Mexico, respectively. In addition, the Company has developed new platforms and formats for its OSL technology, such as InLight, to gain access to markets where the Company previously did not have a significant presence, such as smaller in-house and commercial laboratories, homeland security and the military. Revenue growth in recent years has occurred as a result of increased prices for certain services, entry into new markets through joint ventures and acquisitions, modest unit growth, and new ancillary services and products. The Company believes pricing in the domestic service market has become more competitive and opportunities to continue to obtain regular price increases from its customers may be more limited in the future.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2008
----------------------------------------------------------

      Revenues for the second quarter of fiscal 2008 were $23,743,000, a 9.8% increase compared to revenues of $21,633,000 for the same quarter in fiscal 2007. Domestic revenue growth for the second quarter was $939,000 or 5.5%, from moderate gains in the core radiation monitoring business and increases in InLight product revenue. International revenue increased $1,170,000 or 26.2%, supported by growth in volume in most regions, led by sales of InLight badges and equipment, favorable currency exchange rates, and the addition of a new 56.25% owned subsidiary in Mexico.

      The domestic InLight equipment increase was driven primary by a sale to the Canadian government agency responsible for occupational monitoring and radiation emergency preparedness for the citizens of Canada. The Company completed a $2,000,000 contract during the quarter ended March 31, 2008 with the agency, under which $1,850,000 of product was delivered. Approximately, $1,100,000 of the product delivered requires additional processing by Landauer to be fully utilized for its intended purpose. Per the terms of the agreement, the Canadian agency has the option to obtain additional processing of the dosimetry materials from the Company or to exchange the materials for finished product. Consistent with the Staff Accounting Bulletin No. 104 "Revenue Recognition," the Company recorded $1,100,000 of deferred revenue related to the portion of the sale that requires additional performance by the Company. The contract also contains terms for other services, such as training. Revenues for those services will be recognized as they are provided.

      Total cost of revenues for the second quarter of fiscal 2008 were $7,515,000, an increase of $385,000 or 5.4%, compared with cost of revenues of $7,130,000 for the same quarter in fiscal 2007. Gross margins were 68.3% of revenues for the second quarter of fiscal 2008, compared with the 67.0% reported for the same period in fiscal 2007. The improvement is primarily a result of increased revenues without a corresponding increase to the fixed cost structure, as well as lower depreciation expense.

      Selling, general and administrative expenses for the second quarter of fiscal 2008 were $6,259,000 an increase of $709,000, or 12.8%, compared with expense of $5,550,000 for the second quarter of fiscal 2007. Factors contributing to the increase in selling, general and administrative costs include: $300,000 for incentive compensation programs; $275,000 for foreign operations, primarily related to increased foreign exchange rates; and $260,000 for sales and marketing resources. These increases were partially offset by $254,000 in reduced expense spending for our project to reengineer business processes and to replace the Company's information technology systems that support improved business relationship management and the order-to-cash cycle.

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

      Resulting operating income for the quarter ended March 31, 2008 was $9,781,000, an increase of 9.2% compared with $8,953,000 reported in the same quarter a year ago.

      Net other income, including equity in income of joint venture, for the quarter was $74,000 higher than a year ago, reflecting higher net interest income. The effective income tax rate for the second quarter of fiscal 2008 and 2007 was 37.3%. Resulting net income for the quarter ended March 31, 2008 amounted to $6,430,000, or $0.69 per diluted share, compared with $5,940,000, or $0.65 per diluted share, for the same quarter in fiscal 2007.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2008
-------------------------------------------------------------

      Revenues for the first six months of the fiscal year were $45,552,000, a 9.0% increase compared to revenues of $41,793,000 for the same period in fiscal 2007. Domestic revenue growth was $1,513,000 or 4.6%, from gains in the core radiation monitoring business and increases in InLight product sales, driven by equipment sales to the Canadian government agency noted in the results of operations for the quarter ended March 31, 2008. International revenue increased $2,246,000, or 24.9%, supported by growth in volume in most regions, led by InLight badges and equipment, favorable currency exchange rates, and the addition of a new subsidiary in Mexico.

      The cost of revenues for the first six months of fiscal 2008 were $14,716,000 an increase of $495,000 or 3.5%, compared with cost of revenues of $14,221,000 for the same period in fiscal 2007. Gross margins were 67.7% of revenues for the first half of fiscal 2008, compared with the 66.0% reported for the same period in fiscal 2007. The improvement is primarily a result of increased revenues without a corresponding increase to the fixed cost structure, as well as lower depreciation expense, for the six months ended March 31, 2008.

      Selling, general and administrative expenses for the first six months of fiscal 2008 were $12,859,000 an increase of $1,540,000, or 13.6%, compared with expense of $11,319,000 reported for the same period in fiscal 2007. Factors contributing to the increase in selling, general and administrative costs include: $600,000 for sales and marketing resources; $472,000 for incentive compensation programs; $390,000 for foreign operations, primarily relating to increased foreign exchange rates and the addition of a new subsidiary in Mexico; and $130,000 in increased spending to re-engineer business processes and to replace the Company's information technology systems that support improved customer relationship management and the order-to-cash cycle.

      Net other income, including equity in income of joint venture, for the first six months was $233,000 higher than a year ago, reflecting higher net interest income. The effective income tax rate for the first half of fiscal 2008 and fiscal 2007 was 37.3%. Resulting net income for the six months ended March 31, 2008 amounted to $11,706,000 or $1.27 per diluted share, compared with $10,799,000 or $1.18 per diluted share, for the same period in fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Landauer generated $5,975,000 in cash during the six months ended March 31, 2008, resulting in cash on hand of $27,044,000.

      Cash flows provided by operating activities for the first half of 2008 were $15,173,000, an increase of $4,739,000, or 45.4%, from fiscal
2007. The increase is due primarily to an increase in net income, dividends received from Nagase-Landauer, Ltd., and contribution from the change in the components of working capital, primarily a reduction in prepaid taxes related to the timing of income tax payments.

      Investing activities included acquisitions of property, plant and equipment in the amounts of $2,385,000 and $1,940,000 for the six months ended March 31, 2008 and 2007, respectively. Capital expenditures for the remainder of fiscal 2008 are expected to be approximately $3,000,000 to $4,000,000, principally for the development and implementation of supporting software systems. The Company anticipates that funds for these capital improvements will be provided from operations.

      The Company's financing activities were comprised of payments of cash dividends to shareholders and minority partners, offset partially by proceeds from the exercise of stock options. During the first six months of fiscal 2008 and 2007, the Company paid cash dividends of $8,987,000 or $0.50 per share, and $8,436,000 or $0.475 per share. Such amounts have been provided from operations.

      The Company maintained a credit facility, which expired in March 2007. The Company did not renew the line upon its maturity in March 2007. In October 2007, the Company negotiated a new credit facility, which expires on October 31, 2009. The new credit facility permits borrowing up to $15,000,000 and is described in Note 8, "Credit Facility," of the consolidated financial statements.

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments, reflected on the balance sheet as "Deferred Contract Revenue", amounted to $15,310,000 and $13,832,000, respectively, as of March 31, 2008 and
September 30, 2007. While these amounts represent approximately 52% and 49% of current liabilities, respectively as of March 31, 2008 and September 30, 2007, such amounts do not represent a cash obligation.

      All customers are invoiced in accordance with the Company's standard terms, with payment generally due thirty days from date of invoice. Reflecting the Company's invoicing practices and that a significant portion of the Company's revenues are subject to health care industry reimbursement cycles, the days of sales outstanding for the Company averaged approximately 90 and 99 days over the course of the second quarter of fiscal 2008 and fiscal 2007, respectively.

      Landauer also offers radiation monitoring services in the United Kingdom, Canada, Japan, Brazil, Mexico, China, Australia and France. The Company's operations in these markets generally do not depend on significant capital resources.

OUTLOOK FOR BALANCE OF FISCAL 2008
----------------------------------

      Landauer's business plan for fiscal 2008 forecasted aggregate revenue growth for the year to be in the range of 4 - 5%. The Company planned a net income increase in the range of 6 - 8% excluding the $2,875,000 ($1,725,000, after tax at a marginal rate of 40%) impact of the fiscal 2007 accelerated depreciation and impairment charges. Based upon the performance in the first half of the fiscal year and anticipated performance for the remainder of the year, the Company anticipates that performance for the full fiscal year 2008 is likely to equate to the upper end of the planned ranges for revenue and net income.

FORWARD-LOOKING STATEMENTS
--------------------------

      Certain of the statements made herein constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties. These include the following, without limitation: assumptions, risks and uncertainties associated with the Company's development and introduction of new technologies in general; introduction and customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (OSL) technology to new platforms and formats, such as Luxel<registered trademark>+; the costs associated with the Company's research and business development efforts; the effectiveness of changes and upgrades to the Company's information systems; the usefulness of older technologies; the anticipated results of operations of the Company and its subsidiaries or ventures; valuation of the Company's long-lived assets or business units relative to future cash flows; changes in pricing of products and services; the ability of the Company's products and services to meet or exceed accreditation requirements; changes in postal and delivery practices; the Company's business plans; anticipated revenue and cost growth; the risks associated with conducting business internationally; other anticipated financial events; the effects of changing economic and competitive conditions; foreign exchange rates; government regulations; accreditation requirements; and pending accounting pronouncements. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company's business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth in
Item 1A "Risk Factors" and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and information contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2007 and other reports filed by the Company, from time to time, with the SEC.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for the Company for fiscal year 2009. FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP SFAS No. 157-1 amends SFAS No. 157 to exclude leasing transactions covered by SFAS No. 13. The Company is currently evaluating the impact of SFAS No. 157 to its financial position, results of operations and financial disclosures.

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

      In March 2007, the FASB ratified the Emerging Issues Task Force
(EITF) Issue No. 06-10, "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements." The EITF affirmed as a final consensus that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement.

The Issue is effective for the Company for fiscal year 2009, including interim periods within the fiscal year. The Company is currently evaluating the impact of Issue No. 06-10 to its financial position, results of operations and financial disclosures.

      In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," and SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements." These standards aim to improve, simplify, and converge internationally the accounting for and reporting of business combinations and noncontrolling interests in consolidated financial statements. The provisions of SFAS No. 141R and SFAS No. 160 are effective, and should be applied prospectively, for the Company beginning in fiscal 2010. The Company will apply SFAS No. 141R for any business combinations beginning in fiscal 2010. The Company is currently evaluating the impact of SFAS No. 160 to its financial position, results of operations and financial disclosures.

CRITICAL ACCOUNTING POLICIES
----------------------------

      The critical accounting policies followed by the Company are set forth in Item 7 and "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements of the 2007 Landauer Annual Report on Form 10-K. The Company believes that at March 31, 2008, there have been no material changes to this information, except for the adoption of the provisions of FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN 48"). For additional information refer to Note 2, "Income Taxes," of the consolidated financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK

      The Company is exposed to market risks, including changes in foreign currency exchange rates. These risks are set forth in Item 7A of the 2007 Landauer Annual Report on Form 10-K. The Company believes there have been no material changes in such information provided from the end of the preceding fiscal year through March 31, 2008.


ITEM 4.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
----------------------------------

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") (the Company's principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures as of March 31, 2008 were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------

      There have been no changes in the Company's internal control over financial reporting that occurred during the period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of March 31, 2008, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.


ITEM 1A.    RISK FACTORS

      Information regarding risk factors are set forth in Item 1A of the 2007 Landauer Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in the Company's fiscal 2007 Form 10-K.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At its Annual Meeting held on February 7, 2008, the shareholders voted to re-elect Robert J. Cronin, Richard R. Risk and William E. Saxelby as directors, each for a term of three years. The voting for each of the nominees was as follows:

                                    For             Withheld
                                 ---------          --------
      Mr. Cronin                 8,641,495            66,792
      Mr. Risk                   8,490,817           217,470
      Mr. Saxelby                8,634,098            74,189

      Mr. Risk passed away in March 2008. In addition to Mr. Cronin and Mr. Saxelby, the directors for the current year are Dr. Gail de Planque, Stephen C. Mitchell, Thomas M. White and Michael D. Winfield.

      The shareholders voted to reappoint PricewaterhouseCoopers LLP as the Company's auditors for the fiscal year ending September 30, 2008, with 8,682,980 shares voted for, 12,037 shares voted against and 13,270 shares voted to abstain.

      The shareholders voted on a proposal related to the Company's Incentive Compensation Plan (the "Plan"). The Plan was initially approved by the Board of Directors on November 8, 2007, subject to shareholder approval. The Plan was approved by shareholders with 6,306,813 shares voted for, 470,205 shares voted against, 741,382 shares voted to abstain and 1,189,887 shares not voted.


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

      Exhibit 10.1 The Landauer, Inc. Incentive Compensation Plan is incorporated by reference to Exhibit A to the Proxy Statement on Form DEF 14A for the annual meeting of stockholders held on February 7, 2008.

Exhibit 10.1 listed above is a management compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to the requirements of
Item 601 of Regulation S-K.

                                 SIGNATURES
                                 ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LANDAUER, INC.
Date:  May 9, 2008

                                    /s/ Jonathon M. Singer
                                    ------------------------------
                                    Jonathon M. Singer
                                    Senior Vice President, Finance,
                                    Secretary, Treasurer, and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)