Form 10-Q
period 2008-06-30
LANDAUER INC
filed 2008-08-07
CIK 825410

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

      [ X ]   QUARTERLY REPORT pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                For the quarterly period ended June 30, 2008

                                     or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer [   ]        Accelerated filer         [ X ]
      Non-accelerated filer   [   ]        Smaller reporting Company [   ]
      (Do not check if a smaller
      reporting company)

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).  Yes [  ]   No  [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                    Outstanding at July 30, 2008
      ----------------------------         ----------------------------
      Common stock, $.10 par value                9,307,104

PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                       LANDAUER, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (Unaudited)
                        (000's, except share amounts)



                                                June 30,    September 30,
                                                 2008           2007
                                                --------    -------------
ASSETS
------

Current assets:
    Cash and cash equivalents. . . . . . . . .  $ 32,134         $ 21,069
    Receivables, net of allowances of
      $605 and $531, respectively. . . . . . .    22,830           19,750
    Inventories. . . . . . . . . . . . . . . .     3,133            2,729
    Prepaid expenses and
      other current assets . . . . . . . . . .     1,450            1,112
    Prepaid income taxes . . . . . . . . . . .     1,537            1,767
    Deferred income taxes. . . . . . . . . . .     3,716            4,078
                                                --------         --------
        Current assets . . . . . . . . . . . .    64,800           50,505

Property, plant and equipment, at cost . . . .    53,580           50,738
    Less: Accumulated depreciation
      and amortization . . . . . . . . . . . .   (36,768)         (34,084)
                                                --------         --------
Net property, plant and equipment. . . . . . .    16,812           16,654

Equity in joint venture. . . . . . . . . . . .     5,602            4,978
Goodwill . . . . . . . . . . . . . . . . . . .    13,447           13,364
Other intangible assets, net of
  amortization of $3,899 and $3,521,
  respectively . . . . . . . . . . . . . . . .     4,912            4,963
Dosimetry devices, net of amortization of
  $10,830 and $9,392, respectively . . . . . .     4,833            5,345
Deferred income taxes. . . . . . . . . . . . .       380              333
Other assets . . . . . . . . . . . . . . . . .     1,411            1,198
                                                --------         --------
                                                $112,197         $ 97,340
                                                ========         ========






















 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
              Consolidated Balance Sheets (Unaudited) (Cont'd.)
                        (000's, except share amounts)



                                                June 30,    September 30,
                                                 2008           2007
                                                --------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable . . . . . . . . . . . . .  $  2,727         $  1,682
    Dividends payable. . . . . . . . . . . . .     4,670            4,375
    Deferred contract revenue. . . . . . . . .    16,920           13,832
    Accrued compensation and related
      costs. . . . . . . . . . . . . . . . . .     3,648            3,725
    Accrued pension and postretirement
      costs. . . . . . . . . . . . . . . . . .       364              306
    Other accrued expenses . . . . . . . . . .     4,290            4,047
                                                --------         --------
        Current liabilities. . . . . . . . . .    32,619           27,967

Non-current liabilities:
    Pension and postretirement
      obligations. . . . . . . . . . . . . . .    10,120            9,575
    Other non-current liabilities. . . . . . .       603                -
                                                --------         --------
        Non-current liabilities. . . . . . . .    10,723            9,575

    Minority interest in subsidiary. . . . . .       543              288

Stockholders' equity:
    Preferred stock, $.10 par value
      per share, authorized 1,000,000
      shares; none issued. . . . . . . . . . .         -                -
    Common stock, $.10 par value per
      share, authorized 20,000,000
      shares; 9,322,774 and 9,210,861
      shares issued and outstanding
      at June 30, 2008 and September 30,
      2007, respectively . . . . . . . . . . .       932              921
    Additional paid in capital . . . . . . . .    28,099           23,581
    Accumulated other comprehensive
      income (loss). . . . . . . . . . . . . .       410             (509)
    Retained earnings. . . . . . . . . . . . .    38,871           35,517
                                                --------         --------
        Stockholders' equity . . . . . . . . .    68,312           59,510
                                                --------         --------
                                                $112,197         $ 97,340
                                                ========         ========















 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
                Consolidated Statements of Income (Unaudited)
                      (000's, except per share amounts)



                                Three Months Ended      Nine Months Ended
                                     June 30,               June 30,
                               -------------------     ------------------
                                2008        2007       2008        2007
                              --------    --------   --------    --------

Revenues, net of sales
  allowances . . . . . . . .  $ 21,902    $ 20,589   $ 67,454    $ 62,382

Costs and expenses:
    Cost of sales. . . . . .     6,929       6,596     21,645      20,817
    Selling, general
      and administrative . .     6,471       6,164     19,330      17,483
    Impairment and
      accelerated depre-
      ciation charges. . . .         -       2,357        376       2,357
                              --------    --------   --------    --------
                                13,400      15,117     41,351      40,657
                              --------    --------   --------    --------

Operating income . . . . . .     8,502       5,472     26,103      21,725

Equity in income of
  joint venture. . . . . . .       405         426      1,153       1,113
Other income, net. . . . . .       228         223        765         588
                              --------    --------   --------    --------

Income before taxes. . . . .     9,135       6,121     28,021      23,426
Income taxes . . . . . . . .     3,214       2,193     10,259       8,652
                              --------    --------   --------    --------

Income before minority
  interest . . . . . . . . .     5,921       3,928     17,762      14,774
Minority interest. . . . . .       128          21        263          68
                              --------    --------   --------    --------

Net income . . . . . . . . .  $  5,793    $  3,907   $ 17,499    $ 14,706
                              ========    ========   ========    ========

Net income per share:
    Basic. . . . . . . . . .  $   0.63    $   0.43   $   1.90    $   1.61
                              ========    ========   ========    ========
    Weighted average
      basic shares
      outstanding. . . . . .     9,244       9,146      9,209       9,116
                              ========    ========   ========    ========


    Diluted. . . . . . . . .  $   0.62    $   0.42   $   1.89    $   1.60
                              ========    ========   ========    ========
    Weighted average
      diluted shares
      outstanding. . . . . .     9,307       9,208      9,273       9,186
                              ========    ========   ========    ========








 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows (Unaudited)
                                   (000's)



                                                       Nine Months Ended
                                                      --------------------
                                                      June 30,    June 30,
                                                       2008        2007
                                                      --------    --------
Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . . . . . .  $ 17,499    $ 14,706

Adjustments to reconcile net income to
  net cash provided by operating activities:
    Asset impairment and accelerated
      depreciation charges . . . . . . . . . . . . .       376       2,357
    Depreciation . . . . . . . . . . . . . . . . . .     4,425       5,277
    Amortization . . . . . . . . . . . . . . . . . .       490         479
    Equity in net income of joint venture. . . . . .    (1,153)     (1,113)
    Dividends from joint venture . . . . . . . . . .       894         560
    Stock-based compensation . . . . . . . . . . . .     1,193         580
    Tax benefit from stock-based
      compensation arrangements. . . . . . . . . . .       847         828
    Excess tax benefit from stock-based
      compensation arrangements. . . . . . . . . . .      (673)       (740)
    Loss on sale and disposition of assets . . . . .        32           5
    Increase in accounts receivable, net . . . . . .    (2,441)     (1,286)
    Decrease (increase) in prepaid taxes . . . . . .       230      (2,654)
    (Increase) decrease in other current assets. . .      (410)        514
    Increase in dosimetry devices at cost. . . . . .    (1,102)       (986)
    Increase in other long-term assets . . . . . . .      (659)     (1,389)
    Increase in accounts payable and other
      current liabilities. . . . . . . . . . . . . .       884         638
    Increase in deferred contract revenue. . . . . .     2,931         925
    Other operating activities, net. . . . . . . . .       955         422
                                                      --------    --------
    Net cash provided by operating activities. . . .    24,318      19,123

Cash flows used by investing activities:
    Acquisition of businesses, net of
      cash acquired. . . . . . . . . . . . . . . . .      (498)          -
    Acquisition of property, plant and
      equipment. . . . . . . . . . . . . . . . . . .    (3,137)     (5,398)
                                                      --------    --------
    Net cash used by investing activities. . . . . .    (3,635)     (5,398)

Cash flows used by financing activities:
    Payments on revolving credit facilities. . . . .         -      (1,717)
    Dividends paid to minority interest. . . . . . .      (167)       (117)
    Dividends paid to stockholders . . . . . . . . .   (13,619)    (12,795)
    Proceeds from the exercise of
      stock options. . . . . . . . . . . . . . . . .     3,222       2,450
    Excess tax benefit from stock-based
      compensation arrangements. . . . . . . . . . .       673         740
                                                      --------    --------
    Net cash used by financing activities. . . . . .    (9,891)    (11,439)

    Effects of foreign currency translation. . . . .       273         448
                                                      --------    --------

    Net increase in cash and cash equivalents. . . .    11,065       2,734
    Opening balance - cash and cash equivalents. . .    21,069      15,420
                                                      --------    --------
    Ending balance - cash and cash equivalents . . .  $ 32,134    $ 18,154
                                                      ========    ========

 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (Unaudited)
                                June 30, 2008


(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or "the Company") as of June 30, 2008 and September 30, 2007, and the consolidated results of operations for each of the three and nine-month periods ended June 30, 2008 and 2007, and cash flows for the nine-month periods ended June 30, 2008 and 2007. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows.

      Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the results of operations or financial position.

      The results of operations for the three and nine-month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. The September 30, 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, these unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007.

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

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                                June 30, 2008


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

      The Company's gross unrecognized tax benefits related to the adoption of FIN No. 48 were $521,000. Of this amount, $392,000, net of federal benefits, represents the portion that, if recognized, would impact the Company's effective tax rate. The impact of the adoption of FIN No. 48 to the balance of retained earnings was a decrease of $231,000.

      The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As a result of the adoption of FIN No. 48, the gross amount of interest accrued was $57,000 and the accrual for the potential payment of penalties was $44,000. The accrued interest and penalties were included in the unrecognized tax benefits.

      As of June 30, 2008, the Company's U.S. income tax returns for 2005 and subsequent years remain subject to examination by the Internal Revenue Service. The Company has no current on-going examination of any tax year by the Internal Revenue Service. State income tax returns generally have statute of limitations for periods between three and five years from the date of filing. The state of Illinois began an income tax audit in the second quarter of fiscal 2008 for the fiscal tax years ending September 30, 2004, 2005 and 2006. The audit was completed in April 2008 with no significant adjustments. For the Company's major foreign jurisdictions, its tax returns in the UK and France for fiscal years 2005, 2006 and 2007 remain open and subject to examination by taxing officials.

      The Company currently does not anticipate that any material change in the balance of gross unrecognized tax benefits will occur during the next twelve months.


(3)   IMPAIRMENT AND ACCELERATED DEPRECIATION CHARGES

      As part of the IT initiative begun in fiscal 2007, management completed an evaluation of the usefulness of investments made in legacy information systems' hardware and software. During the third quarter of fiscal 2007, approximately $2,185,000 was determined to be impaired and approximately $690,000 of assets was subject to accelerated depreciation. During fiscal 2008, the Company has recorded $376,000 of accelerated depreciation relating to these assets. These assets were fully depreciated as of March 31, 2008.


(4)   CASH DIVIDENDS

      On May 30, 2008, the Company declared a regular quarterly cash dividend of $0.50 per share for the third quarter of fiscal 2008. The dividends were paid on July 3, 2008, to shareholders of record on June 13, 2008. At June 30, 2008, there were accrued and unpaid dividends of $4,670,000. Regular quarterly cash dividends of $0.475 per share, or $1.90 annually, were paid during fiscal 2007.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                                June 30, 2008


(5)   COMPREHENSIVE INCOME

      The components of accumulated other comprehensive income (loss) included in the accompanying unaudited consolidated balance sheets at June 30, 2008 and September 30, 2007 consist of net minimum pension liability adjustments, impact of the adoption of SFAS No. 158 and adjustments for net losses and prior service cost, and cumulative foreign currency translation adjustments. The following table sets forth the Company's comprehensive income and its components for the three and nine-month periods ended June 30, 2008 and 2007 (000's):

                                Three Months Ended     Nine Months Ended
                                     June 30,               June 30,
                               -------------------    -------------------
                                2008        2007       2008        2007
                              --------    --------   --------    --------
Net income . . . . . . . . .  $  5,793    $  3,907   $ 17,499    $ 14,706

Other comprehensive income:
  Foreign currency trans-
    lation adjustments . . .      (220)         90        883         335
  Defined benefit pension
   and postretirement plans:
    Amortization of prior
      service cost . . . . .        11           -         29           -
    Amortization of
      net loss . . . . . . .       (19)          -          7           -
                              --------    --------   --------    --------
Comprehensive income . . . .  $  5,565    $  3,997   $ 18,418    $ 15,041
                              ========    ========   ========    ========


(6)   INCOME PER COMMON SHARE

      Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock that would have been outstanding assuming dilution during each period. The following table presents the weighted average number of shares of common stock for the three and nine-month periods ended June 30, 2008 and 2007 (000's):

                                Three Months Ended     Nine Months Ended
                                     June 30,               June 30,
                               -------------------    -------------------
                                2008        2007       2008        2007
                              --------    --------   --------    --------
Weighted average number
  of shares of common
  stock outstanding. . . . .     9,244       9,146      9,209       9,116
Effect of dilutive
  stock-based compensa-
  tion awards. . . . . . . .        63          62         64          70
                              --------    --------   --------    --------
Weighted average number
  of shares of common
  stock assuming
  dilution . . . . . . . . .     9,307       9,208      9,273       9,186
                              ========    ========   ========    ========

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                                June 30, 2008


(7)   STOCK-BASED COMPENSATION

      Stock-based compensation expense, primarily for grants of restricted stock, totaled approximately $1,200,000 and $580,000 for the nine months ended June 30, 2008 and 2007, respectively. The total income tax benefit recognized in the consolidated statements of income related to expense for stock-based compensation was approximately $481,000 and $233,000 during the first three quarters of fiscal 2008 and 2007, respectively.

      STOCK OPTIONS

      No stock options have been granted in fiscal 2008 or 2007. Grants of stock options in prior fiscal years were granted with an exercise price equal to the market value of the stock on the date of grant. Expense related to stock options issued to eligible employees and directors is recognized ratably over the vesting period. Stock options generally vest over a period of 0 to 4 years and have 10-year contractual terms. A summary of stock option activity during the nine months ended June 30, 2008 is presented below:

                                                   Weighted-
                                                   Average
                                      Weighted-    Remaining
                          Number      Average     Contractual    Aggregate
                            of        Exercise       Term        Intrinsic
                          Options      Price        (Years)        Value
                          --------    ---------   -----------    ---------

Outstanding at
  October 1, 2007. . . .   314,000      $43.07
Forfeited. . . . . . . .    (1,000)      45.64
Exercised. . . . . . . .  (123,000)      40.85
                          --------      ------
Outstanding at
  June 30, 2008. . . . .   190,000      $44.46        6.2       $2,242,000
                          ========      ======
Exercisable at
  June 30, 2008. . . . .   190,000      $44.46        6.2       $2,242,000
                          ========      ======

      At June 30, 2008, all outstanding stock options were vested and compensation expense related to stock options was recognized. The intrinsic value of options exercised totaled approximately $1,630,000 and $1,940,000 during the first three quarters of fiscal 2008 and 2007, respectively. The total income tax benefit recognized in the consolidated statements of income related to the exercise of stock options was approximately $656,000 and $773,000 during the nine-month period ending June 30, 2008 and 2007, respectively.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                                June 30, 2008


      RESTRICTED SHARE AWARDS

      Restricted share awards consist of performance shares and time vested restricted stock. Performance shares represent a right to receive shares of common stock upon satisfaction of performance goals or other specified metrics. Restricted stock represents a right to receive shares of common stock upon the passage of a specified period of time. The fair value of performance shares and restricted stock granted under the Company's 2005 Long-Term Incentive Plan is based on the average of the Company's high and low stock prices on the date of grant. With the adoption of the Company's Long-Term Incentive Plan in February 2008, the fair value of performance shares and restricted stock granted under the new plan is based on the Company's closing stock price on the date of grant. Compensation expense for performance shares is recorded ratably over the vesting period, assuming that achievement of performance goals is deemed probable. Compensation expense for restricted stock is recognized ratably over the vesting period. The per share weighted average fair value of restricted shares, including restricted stock and performance shares, granted during the nine months ended June 30, 2008 and 2007 was $50.85 and $49.28, respectively.

      Restricted stock issued to eligible employees and directors under the Company's Long-Term Incentive Plans vests, to date, over a period from 6 months to 5 years, and performance shares contingently vest over various periods, depending on the nature of the performance goal. Restricted share transactions during the nine months ended June 30, 2008 were as follows:

                                               Number of        Weighted-
                                               Restricted       Average
                                                 Share           Fair
                                                 Awards          Value
                                               ----------      ----------

Outstanding at October 1, 2007 . . . . . .       42,000          $48.41
Granted. . . . . . . . . . . . . . . . . .       31,000           50.85
Vested . . . . . . . . . . . . . . . . . .      (13,000)          48.61
                                                -------          ------
Outstanding at June 30, 2008 . . . . . . .       60,000          $49.61
                                                =======          ======

      At June 30, 2008, unrecognized compensation expense related to restricted share awards totaled approximately $1,500,000 and is expected to be recognized over a weighted average period of 1.2 years. The total fair value of shares vested during the nine-month period ended June 30, 2008 and 2007 were $615,000 and $87,000, respectively.


(8)   CREDIT FACILITY

      In October 2007, the Company negotiated a credit facility, which expires on October 31, 2009. The credit facility permits borrowing up to $15,000,000. To date, no borrowings have been made under this facility. The Company's previous line of credit was repaid in the second quarter of fiscal 2007 and was not renewed.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                                June 30, 2008


(9)   PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

      The components of net periodic benefit cost for pension and retiree medical plans were as follows (000's):

                                             Pension           Other
                                             Benefits         Benefits
                                          --------------    -------------
                                                 Three Months Ended
                                                      June 30,
                                           ------------------------------
                                           2008    2007    2008     2007
                                          ------  ------  ------   ------

Service cost . . . . . . . . . . . . . .  $  256  $  277  $    1   $   18
Interest cost. . . . . . . . . . . . . .     351     307       4       18
Expected return on plan assets . . . . .    (216)   (185)      -        -
Amortization of transition asset . . . .       -      (1)      -        -
Amortization of prior service cost
  (credit) . . . . . . . . . . . . . . .      38      36     (27)     (28)
Amortization of net loss . . . . . . . .       3       4     (22)      11
Special termination benefits (1) . . . .       -      47       -        -
                                          ------  ------  ------   ------
Net periodic benefit cost. . . . . . . .  $  432  $  485  $  (44)  $   19
                                          ======  ======  ======   ======


                                             Pension           Other
                                             Benefits         Benefits
                                          --------------    -------------
                                                  Nine Months Ended
                                                      June 30,
                                           ------------------------------
                                           2008    2007    2008     2007
                                          ------  ------  ------   ------

Service cost . . . . . . . . . . . . . .  $  805  $  866  $   31   $   41
Interest cost. . . . . . . . . . . . . .   1,010     902      46       57
Expected return on plan assets . . . . .    (644)   (563)      -        -
Amortization of transition asset . . . .       -      (4)      -        -
Amortization of prior service cost
  (credit) . . . . . . . . . . . . . . .     112     111     (83)     (84)
Amortization of net loss . . . . . . . .       7      36       -       49
Special termination benefits (1) . . . .       -      94       -        -
                                          ------  ------  ------   ------
Net periodic benefit cost. . . . . . . .  $1,290  $1,442  $   (6)  $   63
                                          ======  ======  ======   ======

  (1) Represents benefit costs arising from the early retirement of the Company's former chief financial officer.

      In accordance with funding requirements to make quarterly payments for the 2008 plan year, Landauer contributed $148,000 to its pension plan in the quarter ending June 30, 2008. The Company contributed $94,000 in May 2008 to the pension plan to fulfill its final funding requirements for the 2007 plan year.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                                June 30, 2008


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

      In April 2008, the FASB issued Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" (FSP No. 142-3). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." Additionally, the FSP requires disclosures regarding the extent to which the expected future cash flows associated with intangible assets are affected by the entity's intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for the Company beginning with its quarter ending December 31, 2009. The Company has evaluated FSP No. 142-3 and does not expect it to have a material impact on its financial position, results of operations and financial disclosures.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                                June 30, 2008


      In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect SFAS No. 162 to change its current accounting and reporting practices or materially impact its consolidated financial statements.

      In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." The FSP clarifies that outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and need to be included in the computation of earnings per share under the two-class method. FSP No. 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect FSP No. 03-6-1 to have a material impact on its financial position, results of operations and financial disclosures.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

      Landauer is a leading provider of analytical services and products to determine occupational and environmental radiation exposure. For over 50 years, the Company has provided comprehensive radiation dosimetry services to hospitals, medical and dental offices, universities, national laboratories, nuclear facilities and other industries in which radiation poses a potential threat to employees. Landauer's services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from clients, and the analysis and reporting of exposure findings. These services are provided to approximately 69,000 customers representing approximately 1.5 million individuals in the U.S., Japan, France, the United Kingdom, Brazil, Canada, China, Australia, Mexico and other countries. In addition to providing analytical services, the Company may lease or sell dosimetry detectors and reading equipment to large customers that want to manage their own dosimetry programs, or into smaller international markets in which it is not economical to establish a direct service.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2008
---------------------------------------------------------

      Revenues for the third quarter of fiscal 2008 were $21,902,000, a 6.4% increase compared to revenues of $20,589,000 for the same quarter in fiscal 2007. Domestic revenue for the quarter increased $170,000, or 1.1%, driven primarily by InLight equipment sales. International revenue increased $1,143,000 or 24.2%, supported by growth in volume in most regions, favorable currency exchange rates, which contributed approximately $630,000 of the increase, and the inclusion of the results from a new 56.25% owned subsidiary in Mexico.

      The cost of sales for the third quarter of fiscal 2008 were $6,929,000, an increase of $333,000 or 5.0%, compared with cost of sales of $6,596,000 for the same quarter in fiscal 2007. Gross margins were 68.4% of revenues for the third quarter of fiscal 2008, compared with the 68.0% reported for the same period in fiscal 2007. The improvement is primarily a result of increased revenues without a corresponding increase to the fixed cost structure, as well as lower depreciation expense as assets have become fully depreciated.

      Selling, general and administrative expenses for the third quarter of fiscal 2008 were $6,471,000, an increase of $307,000 or 5.0%, compared with expense of $6,164,000 for the third quarter of fiscal 2007. Factors contributing to the increase in selling, general and administrative costs include $382,000 for incentive compensation programs, and $248,000 for foreign operations, primarily related to changes in currency rates. These increases were partially offset by $393,000 in reduced expense spending for our ongoing IT and business process reengineering project.

      As part of the IT initiative begun in fiscal 2007, management completed an evaluation of the usefulness of investments made in legacy information systems' hardware and software. Of these assets, $3.5 million were determined to be either impaired or subject to accelerated depreciation. This resulted in a fiscal 2007 third quarter charge of $2,357,000 ($1,414,000, after-tax), of which $2,185,000 was for impaired assets.

      Resulting operating income for the quarter ended June 30, 2008 was $8,502,000, an increase of 55.4% compared with $5,472,000 reported in the same quarter a year ago.

      Net other income, including equity in income of joint venture, for the quarter was $16,000 lower than a year ago, primarily reflecting lower net interest income and lower earnings from Nagase Landauer. The effective income tax rate for the third quarter of fiscal 2008 was 35.2% compared with the prior year at 35.8%. Resulting net income for the quarter ended June 30, 2008 amounted to $5,793,000, or $0.62 per diluted share, compared with $3,907,000, or $0.42 per diluted share, for the same quarter in fiscal 2007. The impact of the asset impairment and accelerated depreciation charges decreased diluted earnings per share by $0.15 in the fiscal 2007 third quarter.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2008
-------------------------------------------------------------

      Revenues for the first nine months of the fiscal year were $67,454,000 an 8.1% increase compared to revenues of $62,382,000 for the same period in fiscal 2007. Domestic revenue growth was $1,681,000 or 3.5%, primarily from increases in InLight equipment sales. International revenue increased $3,391,000, or 24.7%, supported by growth in volume in most regions, led by InLight badges and equipment, favorable currency exchange rates, which contributed approximately $1,850,000 of the increase, and the inclusion of the results from a new 56.25% owned subsidiary in Mexico.

      The domestic InLight equipment sales increase was driven primarily by a sale to the Canadian government agency responsible for occupational monitoring and radiation emergency preparedness for the citizens of Canada.

The Company completed a $2,000,000 contract during the quarter ended
March 31, 2008 with the agency, under which $1,850,000 of product was delivered. Approximately, $1,100,000 of the product delivered requires additional processing by Landauer to be fully utilized for its intended purpose. Per the terms of the agreement, the Canadian agency has the option to obtain additional processing of the dosimetry materials from the Company or to exchange the materials for finished product. Consistent with the Staff Accounting Bulletin No. 104 "Revenue Recognition," the Company recorded $1,100,000 of deferred revenue related to the portion of the sale that requires additional performance by the Company. During the third quarter of fiscal 2008, the Company did not recognize any of the deferred revenue as no additional performance had occurred. The contract also contains terms for other services, such as training. Revenues for those services will be recognized as they are provided.

      The cost of sales for the first nine months of fiscal 2008 were $21,645,000, an increase of $828,000 or 4.0%, compared with cost of sales of $20,817,000 for the same period in fiscal 2007. Gross margins were 67.9% of revenues for the first nine months of fiscal 2008, compared with the 66.6% reported for the same period in fiscal 2007. The improvement is primarily a result of increased revenues without a corresponding increase to the fixed cost structure, as well as lower depreciation expense as assets have become fully depreciated, for the nine months ended June 30, 2008.

      Selling, general and administrative expenses for the first nine months of fiscal 2008 were $19,330,000, an increase of $1,847,000 or 10.6%, compared with expense of $17,483,000 for the same period in fiscal 2007. Factors contributing to the increase in selling, general and administrative costs include: $566,000 for sales and marketing resources; $853,000 for incentive compensation programs; and $671,000 for foreign operations, primarily related to changes in currency rates and the addition of the new majority-owned subsidiary in Mexico. These increases were partially offset by $263,000 in reduced expense spending for our ongoing IT and business process reengineering project.

      Operating income for the nine months ended June 30, 2008 was $26,103,000, an increase of $4,378,000, or 20.2% compared with $21,725,000 in the same period a year ago. The prior year operating income was impacted by the asset impairment and accelerated depreciation charges discussed above in the results of operations for the quarter ended June 30, 2008.

      Net other income, including equity in income of joint venture, for the first nine months of fiscal 2008 was $217,000 higher than a year ago, primarily reflecting higher net interest income. The effective income tax rate for the first nine months of fiscal 2008 was 36.6% compared with the prior year at 36.9%. Resulting net income for the nine months ended June 30, 2008 amounted to $17,499,000 or $1.89 per diluted share, compared with $14,706,000 or $1.60 per diluted share, for the same period in fiscal 2007.

The impact of the asset impairment and accelerated depreciation charges decreased diluted earnings per share by $0.15 for the nine months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Landauer generated $11,065,000 in cash during the nine months ended June 30, 2008, resulting in cash on hand of $32,134,000 at June 30, 2008.

      Cash flows provided by operating activities for the first nine months of fiscal 2008 were $24,318,000, an increase of $5,195,000, or 27.2%, from fiscal 2007. The increase is due primarily to an increase in net income, dividends received from Nagase-Landauer, Ltd., and contribution from the change in the components of working capital.

      Investing activities included acquisitions of property, plant and equipment in the amounts of $3,137,000 and $5,398,000 for the nine months ended June 30, 2008 and 2007, respectively. In addition, Landauer invested $498,000 in the nine months ended June 30, 2008 for our acquisition of 56.25% ownership in the new subsidiary in Mexico. Fiscal 2008 capital expenditures through June 30, 2008, in connection with our project to re-engineer various business processes and to replace certain of the Company's information technology systems have approximated $1,600,000. The Company has been advised by third-party vendors for the project that they have incurred significant cost overruns. The Company is currently engaged in discussions with these vendors to determine which portion of additional project costs will be paid by the Company, and which portion of such costs are the responsibility of such vendors under the terms of the project agreements. Excluding additional project costs that may be paid by the Company, capital expenditures for the remainder of fiscal 2008 are expected to be approximately $2,000,000 to $3,000,000, principally for the development and implementation of supporting software systems. The Company anticipates that funds for all of these capital improvements will be provided from operations.

      The Company's financing activities were comprised of payments of cash dividends to shareholders and minority partners, offset partially by proceeds from the exercise of stock options. During the first nine months of fiscal 2008 and 2007, the Company paid cash dividends of $13,619,000 or $0.50 per share, and $12,795,000 or $0.475 per share, respectively. Such amounts have been provided from operations.

      The Company maintained a credit facility, which expired in March 2007. In October 2007, the Company negotiated a new credit facility, which expires on October 31, 2009. The new credit facility permits borrowing up to $15,000,000 and is described in Note 8, "Credit Facility," of the consolidated financial statements.

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments, reflected on the balance sheet as "Deferred Contract Revenue", amounted to $16,920,000 and $13,832,000, respectively, as of June 30, 2008 and
September 30, 2007. While these amounts represent approximately 52% and 49% of current liabilities, respectively, as of June 30, 2008 and September 30, 2007, such amounts do not represent a cash obligation.

      All customers are invoiced in accordance with the Company's standard terms, with payment generally due thirty days from date of invoice. Reflecting the Company's invoicing practices and that a significant portion of the Company's revenues are subject to health care industry reimbursement cycles, the days of sales outstanding for the Company averaged approximately 90 to 95 days over the course of the nine months ending
June 30, 2008 and 2007.

      Landauer also offers radiation monitoring services in the United Kingdom, Canada, Japan, Brazil, Mexico, China, Australia and France. The Company's operations in these markets generally do not depend on significant capital resources.

OUTLOOK FOR BALANCE OF FISCAL 2008
----------------------------------

      Landauer's business plan for fiscal 2008 forecasted aggregate revenue growth for the year to be in the range of 4 - 5%. The Company planned a net income increase in the range of 6 - 8% excluding the $2,875,000 ($1,725,000, after tax at a marginal rate of 40%) impact of the fiscal 2007 accelerated depreciation and impairment charges. Based upon the performance in the first nine months of the fiscal year and anticipated performance for the remainder of the year, the Company anticipates that performance for the full fiscal year 2008 is likely to equate to the upper end of the planned ranges for revenue and net income.

FORWARD-LOOKING STATEMENTS
--------------------------

      Certain of the statements made herein constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties. These include the following, without limitation: assumptions, risks and uncertainties associated with the Company's development and introduction of new technologies in general; introduction and customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (OSL) technology to new platforms and formats, such as Luxel<registered trademark>+; the costs associated with the Company's research and business development efforts; the costs associated with and the effectiveness of changes and upgrades to the Company's information systems; the usefulness of older technologies; the anticipated results of operations of the Company and its subsidiaries or ventures; valuation of the Company's long-lived assets or business units relative to future cash flows; changes in pricing of products and services; the ability of the Company's products and services to meet or exceed accreditation requirements; changes in postal and delivery practices; the Company's business plans; anticipated revenue and cost growth; the risks associated with conducting business internationally; other anticipated financial events; the effects of changing economic and competitive conditions; foreign exchange rates; government regulations; accreditation requirements; and pending accounting pronouncements. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company's business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth in Item 1A "Risk Factors" and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and information contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2007 and other reports filed by the Company, from time to time, with the SEC.

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

      In April 2008, the FASB issued Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" (FSP No. 142-3). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." Additionally, the FSP requires disclosures regarding the extent to which the expected future cash flows associated with intangible assets are affected by the entity's intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for the Company beginning with its quarter ending December 31, 2009. The Company has evaluated FSP No. 142-3 and does not expect it to have a material impact on its financial position, results of operations and financial disclosures.

      In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect SFAS No. 162 to change its current accounting and reporting practices or materially impact its consolidated financial statements.

      In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." The FSP clarifies that outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and need to be included in the computation of earnings per share under the two-class method. FSP No. 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect FSP No. 03-6-1 to have a material impact on its financial position, results of operations and financial disclosures.

CRITICAL ACCOUNTING POLICIES
----------------------------

      The critical accounting policies followed by the Company are set forth in Item 7 and "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements of the 2007 Landauer Annual Report on Form 10-K. The Company believes that at June 30, 2008, there have been no material changes to this information, except for the adoption of the provisions of FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN 48"). For additional information refer to Note 2, "Income Taxes," of the consolidated financial statements.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risks, including changes in foreign currency exchange rates. These risks are set forth in Item 7A of the 2007 Landauer Annual Report on Form 10-K. The Company believes there have been no material changes in such information provided from the end of the preceding fiscal year through June 30, 2008.


ITEM 4.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
----------------------------------

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") (the Company's principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures as of June 30, 2008 were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------

      There have been no changes in the Company's internal control over financial reporting that occurred during the period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of June 30, 2008, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.


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


                                    LANDAUER, INC.


Date:  August 7, 2008
                                    /s/ Jonathon M. Singer
                                    ----------------------------------
                                    Jonathon M. Singer
                                    Senior Vice President, Finance,
                                    Secretary, Treasurer, and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)