Form 10-K
period 2008-09-30
LANDAUER INC
filed 2008-12-12
CIK 825410

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

      [ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 2008

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer      [  ]   Accelerated filer              [ X ]

  Non-accelerated filer        [  ]   Smaller reporting company      [   ]

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [ X ]

      As of March 31, 2008, the aggregate market value of the voting and nonvoting common equity (based upon the closing price on the New York Stock Exchange) held by non-affiliates was approximately $462,000,000. The number of shares of common stock ($0.10 par value) outstanding as of December 1, 2008 was 9,334,748.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy Statement in connection with the February 5, 2009 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     INDEX

Item                                                                 Page
----                                                                 ----

PART I
1.         Business
                 General Description . . . . . . . . . . . . . . . .     4
                 Marketing and Sales . . . . . . . . . . . . . . . .     6
                 Seasonality . . . . . . . . . . . . . . . . . . . .     7
                 International Activities. . . . . . . . . . . . . .     7
                 Patents . . . . . . . . . . . . . . . . . . . . . .     7
                 Raw Materials . . . . . . . . . . . . . . . . . . .     8
                 Competition . . . . . . . . . . . . . . . . . . . .     8
                 Research and Development. . . . . . . . . . . . . .     8
                 Environmental and Other Governmental Regulations. .     9
                 Employees and Labor Relations . . . . . . . . . . .     9
                 Available Information . . . . . . . . . . . . . . .     9
                 Executive Officers of the Company . . . . . . . . .    10
1A.        Risk Factors. . . . . . . . . . . . . . . . . . . . . . .    11
1B.        Unresolved Staff Comments . . . . . . . . . . . . . . . .    14
2.         Properties. . . . . . . . . . . . . . . . . . . . . . . .    14
3.         Legal Proceedings . . . . . . . . . . . . . . . . . . . .    14
4.         Submission of Matters to a Vote of Security Holders . . .    14

Part II
5.         Market for Registrant's Common Equity,
           Related Stockholder Matters and
           Issuer Purchases of Equity Securities . . . . . . . . . .    15
6.         Selected Financial Data . . . . . . . . . . . . . . . . .    16
7.         Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . .    17
7A.        Quantitative and Qualitative Disclosures
           about Market Risk . . . . . . . . . . . . . . . . . . . .    28
8.         Consolidated Financial Statements and
           Supplementary Data
                 Consolidated Balance Sheets . . . . . . . . . . . .    29
                 Consolidated Statements of Income . . . . . . . . .    31
                 Consolidated Statements of Stockholders'
                 Equity and Comprehensive Income . . . . . . . . . .    32
                 Consolidated Statements of Cash Flows . . . . . . .    34
                 Notes to Consolidated Financial Statements. . . . .    36
                 Report of Independent Registered Public
                 Accounting Firm . . . . . . . . . . . . . . . . . .    53
9.         Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure . . . . . . . . . . .    55
9A.        Controls and Procedures . . . . . . . . . . . . . . . . .    55
9B.        Other Information . . . . . . . . . . . . . . . . . . . .    55

Part III
10.        Directors, Executive Officers and Corporate Governance. .    56
11.        Executive Compensation. . . . . . . . . . . . . . . . . .    56
12.        Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters. . . . . .    56
13.        Certain Relationships and Related Transactions,
           and Director Independence . . . . . . . . . . . . . . . .    56
14.        Principal Accounting Fees and Services. . . . . . . . . .    56

Part IV
15.        Exhibits, Financial Statement Schedules
                 Financial Statements. . . . . . . . . . . . . . . .    57
                 List of Exhibits. . . . . . . . . . . . . . . . . .    57
                 Signatures. . . . . . . . . . . . . . . . . . . . .    61
                 Quarterly Financial Data (Unaudited). . . . . . . .    62

                                    PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION

      Landauer is a leading provider of analytical services to determine occupational and environmental radiation exposure. For over 50 years, the Company has provided complete radiation dosimetry services to hospitals, medical and dental offices, universities, national laboratories, nuclear facilities and other industries in which radiation poses a potential threat to employees. Landauer's services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from clients, and the analysis and reporting of exposure findings. These services are provided to approximately 1.6 million individuals in the U.S., Japan, France, the United Kingdom, Brazil, Canada, China, Australia, Mexico and other countries. In addition to providing analytical services, the Company may lease or sell dosimetry detectors and reading equipment to large customers that want to manage their own dosimetry programs, or into smaller international markets in which it is not economical to establish a direct service.

      Landauer, Inc. is a Delaware corporation organized on December 22, 1987. As used herein, the "Company" or "Landauer" refers to Landauer, Inc. and its subsidiaries. The Company's shares are listed on the New York Stock Exchange under the symbol LDR. As of September 30, 2008, there were 9,332,508 shares outstanding.

      The majority of the Company's revenues are realized from radiation monitoring services and other services incidental to radiation dose measurement. The Company enters into agreements with customers to provide them with radiation monitoring services, generally for a twelve-month period, and such agreements generally have a high renewal rate. Relationships with customers are generally stable and recurring, and the Company provides customers with on-going services. As part of its services, the Company provides to its customers radiation detection badges, which are produced and owned by the Company. The badges are worn for a period selected by the customers ("wear period"), which is usually one, two, or three months in duration. At the end of the wear period, the badges are returned to the Company for analysis. The Company analyzes the badges that have been worn and provides its customers with a report indicating their radiation exposures. The Company recycles certain badge components for reuse, while also producing replacement badges on a continual basis.

      The Company offers its service for measuring the dosages of x-ray, gamma radiation and other penetrating ionizing radiations to which the wearer has been exposed, primarily through badges, which contain optically stimulated luminescent ("OSL") material, which are worn by client personnel. This technology is marketed under the trade names
Luxel+[registered trademark] and InLight[registered trademark].

      Landauer believes that its business is largely dependent upon the Company's technical competence, the quality, reliability and price of its services and products, and its prompt and responsive service.

      While most of the Company's revenues are domestic, these services are also marketed by Landauer in Canada and by its subsidiaries in other parts of the world. The following table summarizes the Company's international affiliates and the territories each serves:

                                                            Service
Company                                       Ownership    Territory
-------                                       ---------    ---------
Consolidated Subsidiaries:
  Landauer-Europe, Ltd.                         100%        Europe
  SAPRA-Landauer, Ltda.                          75%        Brazil
  Beijing-Landauer, Ltd.                         70%         China
  Landauer Australasia Pty Ltd.                  51%       Australia
  ALSA Dosimetria, S. de R.L. de C.V.          56.25%       Mexico
Equity Method Joint Venture:
  Nagase-Landauer, Ltd.                          50%         Japan

      On April 2, 2002, the Company completed an agreement to merge its European operations with the radiation monitoring business operated by Laboratoire Central des Industries Electriques ("LCIE"), a wholly-owned subsidiary of Bureau Veritas ("BV"), a professional services company involved in quality, health and safety, and environmental management. Under the agreement, Landauer exchanged its United Kingdom radiation monitoring business and certain technologies for a 51% controlling interest in the new subsidiary named Landauer-Europe, Ltd., formerly LCIE-Landauer, Ltd. LCIE contributed its radiation monitoring business. As part of the formation of the new entity, Landauer-Europe purchased the Philips France radiation monitoring business. In April 2004, Landauer consummated an agreement with BV to acquire the remaining 49% minority interest in Landauer-Europe owned by BV's subsidiary, LCIE, for $10.4 million in cash.

      A key component of the Company's dosimetry system is OSL crystal material. Landauer operates a crystal manufacturing facility in Stillwater, Oklahoma that it acquired in August 1998. The Company's base OSL material is manufactured utilizing a proprietary process to create aluminum oxide crystals in a unique structure that is able to retain charged electrons following the crystal's exposure to radiation.

      Landauer's InLight dosimetry system, introduced in 2003, provides in-house and commercial laboratories with the ability to provide in-house radiation monitoring services using OSL technology. InLight services may involve a customer acquiring or leasing dosimetry devices as well as analytical reading equipment from the Company. The system is based on the Company's proprietary technology and instruments, and dosimetry devices developed by Panasonic Communications Company. The InLight system allows customers the flexibility to tailor their precise dosimetry needs.

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

      A summary of financial data for the last five fiscal years is set forth in Item 6 of Part II of this Annual Report on Form 10-K.

MARKETING AND SALES

      Landauer's dosimetry services are marketed in the U.S. and Canada primarily by full-time Company personnel located in five sales regions. The Company's non-domestic services are marketed through its wholly owned subsidiary operating in the United Kingdom and France, as well as its venture in Japan and subsidiaries in Brazil, Australia, Mexico and China. Other firms and individuals market the Company's services on a commission basis, generally to small customers.

      Worldwide, the Company and its affiliates serve approximately 69,000 customers representing approximately 1.6 million individuals. The customer base is diverse and fragmented with no single customer representing greater than 2% of revenue. Typically, a client will contract on a subscription basis for one year of service in advance, representing monthly, bimonthly or quarterly badges, readings and reports. Customer relationships in the radiation monitoring market are generally stable and recurring. Deferred contract revenue, as shown on the consolidated balance sheets, represents advance payment for services to be rendered for those customers invoiced in advance. At September 30, 2008 and 2007, deferred contract revenue was $15,626,000 and $13,832,000, respectively. Further details of the Company's revenue recognition and deferred contract revenue policy are set forth in the Critical Accounting Policies section on page 25 of this Annual Report on Form 10-K.

      The Company's domestic radiation monitoring services are largely based on the Luxel+ dosimeter system in which all analyses are performed at the Company's laboratories in Glenwood, Illinois. Luxel+ employs the Company's proprietary OSL technology. The Company's InLight dosimetry system enables certain customers to make their own measurements using OSL technology. InLight is marketed to the radiation measurement laboratories found at nuclear power plants, military installations, national research laboratories, and commercial services. Landauer has positioned the InLight system as both a product line and a radiation monitoring service in ways that others can benefit directly from the technical and operational advantage of OSL technology. The resulting business models include:

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

      . The sale of the MicroStar[registered trademark] system, a miniaturized OSL reader based on InLight technology, to hospitals, laboratories and others that require specialized radiation measurements for a variety of purposes.

      . The provision of the "legal dose of record" to Homeland Security and First Responder personnel by combining InLight passive dosimetry technology with the active dosimeters offered by industry leaders.

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

      For those customers that require the establishment of an on-site laboratory but do not have the need or ability to maintain inventories of ready-to-wear devices for their employees, the InLight system allows those devices to be provided by Landauer at predetermined intervals. This option reduces investment in the upfront dosimetry system and adds the convenience of on-time delivery of devices. InLight also forms the basis for Landauer's European operations and other future operations that might occur where local requirements preclude using a U.S. or other foreign-based laboratory.

      Radon gas detection kits are marketed directly by the Company primarily to institutional customers and government agencies. The HomeBuyer's Preferred[registered trademark] Radon Protection Plan service agreement is marketed directly by Landauer to companies and to their corporate relocation service providers for the benefit of purchasers of residences incident to transfers of personnel.

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

INTERNATIONAL ACTIVITIES

      Information regarding the Company's activities by geographic region is contained under the footnote "Geographic Information" on page 52 of this Annual Report on Form 10-K.

PATENTS

      The Company holds exclusive worldwide licenses to patent rights for certain technologies that measure and image radiation exposure to crystalline materials when stimulated with light. These licenses were acquired by the Company from Battelle Memorial Institute and Oklahoma State University as part of collaborative efforts to develop and commercialize a new generation of radiation dosimetry technology. The underlying patents for these licenses expire in years 2009 through 2014.

      As of September 30, 2008, the Company is using OSL technology to provide dosimetry services to essentially its entire domestic and the majority of its international customers. These licenses represent an important proprietary component of the OSL-based radiation monitoring services and products sold under the trade names Luxel, Luxel+ and InLight. Additionally, the Company holds certain patents that relate to various dosimeter designs, radiation measurement materials and methods, and optical data storage techniques using aluminum oxide generated from the Company's research and development activities. The underlying patents for these licenses expire in 2017 through 2024.

      Rights to inventions of employees working for Landauer are assigned to the Company.

RAW MATERIALS

      The Company has multiple sources for many of its raw materials and supplies, and believes that the number of sources and availability of these items are adequate. Landauer internally produces certain of its requirements, such as OSL detector materials and plastic badge holders. All crystal materials used in the Company's OSL technology are produced at the Company's crystal manufacturing facility in Stillwater, Oklahoma. The InLight dosimetry system and its components are manufactured by Panasonic Communications Company under an exclusive agreement. If the Company were to lose availability of its Stillwater facility or materials from Panasonic due to a fire, natural disaster or other disruptions, such loss could have a material adverse effect on the Company and its operations.

COMPETITION

      In the United States, Landauer competes against a number of dosimetry service providers. One of these providers, Global Dosimetry Solutions, a division of Mirion Technologies, is a significant competitor with substantial resources. Other competitors in the United States that provide dosimetry services tend to be smaller companies, some of which operate on a regional basis. Most government agencies in the United States, such as the Department of Energy and Department of Defense, have their own in-house radiation monitoring services, as do many large private nuclear power plants. Outside of the United States, radiation monitoring activities are conducted by a combination of private entities and government agencies.

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

RESEARCH AND DEVELOPMENT

      The Company's technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. The development of OSL dosimetry, announced in 1994, was funded by the Company in its collaborative effort with Battelle Memorial Institute and Oklahoma State University. The Company commercialized this technology beginning in 1998 and has converted most of its customers to the technology. Presently, research efforts seek to expand the use of OSL, particularly as it applies to radiation measurements in therapeutic and diagnostic radiology and nuclear medicine as well as to environmental radiation dosimetry, and to investigate the usage of OSL in optical data storage. In addition, the Company is evaluating new badge and InLight reader configurations that have military application and is designing a badge that will support global standardization.

      The Company also participates regularly in several technical professional societies, both domestic and international, that are active in the fields of health physics and radiation detection and monitoring. In fiscal 2008, 2007 and 2006, the Company spent $1,837,000 $1,831,000 and
$1,769,000, respectively, on research and development activities.

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

EMPLOYEES AND LABOR RELATIONS

      As of September 30, 2008, the Company employed approximately 430 full-time employees worldwide. The Company believes that it generally maintains good relations with employees at all locations.

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

      A copy of the Company's Annual Report on Form 10-K is available free of charge upon the written request of any shareholder. Requests should be submitted to the following address: Landauer, Inc., 2 Science Road, Glenwood, Illinois 60425; Attention: Corporate Secretary.

      Pursuant to Section 303A.12(a), Landauer, Inc. has complied with the New York Stock Exchange requirement to provide an annual CEO certification no later than 30 days following the Company's annual meeting.

EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers of the Company are as follows:

NAME OF OFFICER                AGE          POSITION
---------------                ---          --------

William E. Saxelby             52           President and
                                            Chief Executive Officer
Jonathon M. Singer             44           Senior Vice President,
                                            Treasurer, Secretary,
                                            and Chief Financial Officer
R. Craig Yoder                 56           Senior Vice President
                                            -Marketing and Technology
Richard E. Bailey              62           Senior Vice President-Operations

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

      Dr. Yoder was elected to his position in February 2001, after serving as the Company's Vice President of Operations since 1994 and Technology Manager since joining in 1983. Prior to joining the Company, he was a member of the senior technical staff at Pennsylvania Power and Light, and at Battelle Pacific Northwest Laboratory.

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

      Crystal material is a key component in Landauer's OSL technology. The Company operates a single crystal manufacturing facility in Stillwater, Oklahoma that currently supplies all OSL crystal radiation measurement material used by the Company. Although multiple sources for raw crystal material exist, there can be no assurance that the Company could secure another source to produce finished crystal materials to Landauer's specification in the event of a disruption at the Stillwater facility. The InLight dosimetry system and its components are manufactured by Panasonic Communications Company under an exclusive agreement. If the Company were to lose availability of its Stillwater facility or materials from Panasonic due to a fire, natural disaster or other disruptions, such loss could have a material adverse effect on the Company and its operations.

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

      Landauer conducts business in numerous international markets such as Japan, France, the United Kingdom, Brazil, Canada, Australia, Mexico and China. Foreign operations are subject to a number of special risks, including, among others, currency exchange rate fluctuations; disruption in relations; political and economic unrest; trade barriers; exchange controls; expropriation; and changes in laws and policies, including those governing foreign owned operations.

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

FLUCTUATIONS IN CURRENCY EXCHANGE RATES COULD ADVERSELY AFFECT OUR RESULTS.

      The Company is exposed to market risk, including changes in foreign currency exchange rates. The financial statements of the Company's non-U.S. subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the functional currency. To date, the market risk associated with foreign currency exchange rates has not been material in relation to the Company's financial position, results of operations, or cash flows. These risks could increase, however, as the Company expands in international markets. The Company does not have any significant trade accounts receivable, trade accounts payable or commitments in a currency other than that of the reporting unit's functional currency. As such, the Company does not currently use derivative financial instruments to manage the exposure in its non-U.S. operations.

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

UNFORESEEN PROBLEMS WITH THE IMPLEMENTATION AND MAINTENANCE OF OUR INFORMATION SYSTEMS COULD INTERFERE WITH OUR OPERATIONS.

      As part of the Company's initiative to re-engineer business processes and replace components of its information technology systems, the Company is implementing new enterprise resource planning software and other applications to manage certain of its business operations. The Company has and likely will continue to incur substantial costs associated with the implementation and additional costs associated with maintenance of the new systems. As the new applications are implemented and functionality added, unforeseen problems could arise. Such problems could adversely impact the Company's operations, including the ability to perform the following in a timely manner: customer quotes, customer orders, product shipment, customer services and support, order billing and tracking, contractual obligations fulfillment and other related operations. In addition, the Company has engaged third-party consultants for the development and implementation of the new systems. If the consultants fail to perform on their obligations, development and implementation of the project could be further delayed. If the new systems fail to provide simplified processes to serve customers and increase the speed with which the Company develops and introduces new products, the Company's results of operations and cash flows could be adversely affected.

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

IF WE ARE UNABLE TO SUCCESSFULLY EXECUTE BUSINESS DEVELOPMENT ACTIVITIES SUCH AS THE ACQUISITION AND INTEGRATION OF ADDITIONAL STRATEGIC BUSINESSES, OUR ON-GOING BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED.

      Landauer believes that opportunities exist to selectively enhance its business through development activities, such as strategic acquisitions, investments and alliances. Business development activities involve various significant challenges and risks including the following:

      . Difficulty in acquiring desired businesses or assets on economically acceptable terms;

      . Difficulty in integrating new employees, business systems and technology;

      .      Difficulty in consolidating facilities and infrastructure;

      .      Potential loss of key personnel;

      .      Diversion of management's attention from on-going operations;

      .      Realization of satisfactory returns on investments; and

      . Disputes with strategic partners, due to conflicting priorities or conflicts of interest.

      Future development activities could result in the incurrence of debt, contingent liabilities, interest and amortization expenses or periodic impairment charges related to goodwill and other intangible assets as well as significant charges relating to integration costs. If the Company is unable to successfully integrate and manage businesses that it may acquire within expected terms and in a timely manner, its business and results of operations could be adversely affected.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

      At September 30, 2008, the Company is not aware of any unresolved written comments from the Commission staff regarding its periodic or current reports under the Act.


ITEM 2.  PROPERTIES

      Landauer owns three adjacent buildings totaling approximately 65,000 square feet in Glenwood, Illinois, about 30 miles south of Chicago, and leases a local warehouse. The properties house the Company's administrative offices, information technology resources, laboratory, assembly and reading operations. The properties and equipment of the Company are in good condition and, in the opinion of management, are suitable and adequate for the Company's operations. The Company leases a crystal growth facility in Stillwater, Oklahoma and maintains laboratories in Japan, through its joint venture with Nagase-Landauer, Ltd., Brazil, China, Australia, Mexico and France, as well as a sales office in Oxford, England.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of September 30, 2008, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the three months ended September 30, 2008.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's common stock is traded on the New York Stock Exchange under the trading symbol LDR. A summary of market prices of the Company's common stock is set forth in the table on page 62 of this Annual Report on Form 10-K. As of December 1, 2008, there were approximately 330 shareholders of record. There were no sales of unregistered securities of the Company and no repurchases of equity securities of the Company during fiscal 2008 by the Company.

      On November 26, 2008, the Company declared an increase of the regular quarterly cash dividend by 5% to $0.525 per share for the first quarter of fiscal 2009. This increase represents an annual rate of $2.10 per share compared with $2.00 paid in fiscal 2008. A summary of cash dividends paid for the last two years is set forth in the table on page 62 of this Annual Report on Form 10-K.

      Information pursuant to this Item relating to securities authorized for issuance under equity compensation plans, contained under the heading "Equity Compensation Plan Information" in the Proxy Statement, is incorporated herein by reference.

PERFORMANCE GRAPH

      The following graph reflects a comparison of the cumulative total return (change in stock price plus reinvested dividends) assuming $100 invested in: (a) Landauer's common stock, (b) the New York Stock Exchange ("NYSE") Market Index (including an industry index represented by a group of testing laboratories), and (c) the Standard & Poor's ("S&P") SmallCap 600 Index (including an industry index represented by a group of healthcare services companies) during the period from September 30, 2003 through September 30, 2008. The comparisons in the following table are historical and are not intended to forecast or be indicative of possible future performance of Landauer's common stock.

      Landauer's common stock was added to the S&P SmallCap 600 Index on September 16, 2008. The S&P SmallCap 600 Index consists of stocks of U.S. companies with market capitalizations between $250 million and $1.5 billion. New stocks are not only based on size, but also financial viability, liquidity, adequate public float and other trading requirements.


[ LINE CHART INDICATING THE FOLLOWING ]


                                Value of Investment at September 30,
                               ---------------------------------------
                               2003   2004   2005   2006   2007   2008
                               ----   ----   ----   ----   ----   ----
Landauer, Inc. . . . . . . .   $100   $137   $149   $160   $167   $247
NYSE Market Index. . . . . .    100    116    135    151    179    143
Testing Laboratories . . . .    100     97    102    118    130    164
S&P SmallCap Index . . . . .    100    125    151    162    186    160
Health Care Services . . . .    100    122    175    205    279    292

ITEM 6.  SELECTED FINANCIAL DATA


                       FIVE YEAR SELECTED FINANCIAL DATA
                        LANDAUER, INC. AND SUBSIDIARIES
                       FOR THE YEARS ENDED SEPTEMBER 30,

(Dollars in Thousands,
Except per Share)         2004(1)   2005(2)   2006(3)   2007(4)    2008(5)
----------------------   --------  --------  --------  --------   --------
Operating results
  Net revenues . . . .   $ 69,809  $ 75,221  $ 79,043  $ 83,716   $ 89,954
  Operating income . .     27,720    26,551    29,505    28,603     34,075
  Net income . . . . .     17,770    17,208    19,046    19,316     22,983
  Diluted net income
    per share. . . . .   $   1.98  $   1.90  $   2.09  $   2.10   $   2.47
Cash dividends
  per share. . . . . .   $   1.60  $   1.70  $   1.80  $   1.90   $   2.00
Total assets . . . . .   $ 77,518  $ 85,859  $ 90,674  $ 97,340   $118,690

(1) The Company acquired the remaining 49% minority interest in Landauer-Europe in fiscal 2004.

(2) Fiscal 2005 includes a management reorganization charge of $2,300,000, reducing net income by $1,386,000 (after income tax benefit of $914,000) or $0.15 per diluted share.

(3) Fiscal 2006 includes reorganization charges and management transition charges of $1,650,000, reducing net income by $994,000 (after income tax benefit of $656,000) or $0.11 per diluted share.

(4) Fiscal 2007 includes accelerated depreciation and impairment charges of $2,875,000, reducing net income by $1,725,000 (after income tax benefit of $1,150,000) or $0.19 per diluted share.

(5) Fiscal 2008 includes accelerated depreciation charges of $376,000, reducing net income by $225,000 (after income tax benefit of $151,000) or $0.02 per diluted share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Landauer is a leading provider of analytical services to determine occupational and environmental radiation exposure. For over 50 years, the Company has provided complete radiation dosimetry services to hospitals, medical and dental offices, universities, national laboratories, nuclear facilities and other industries in which radiation poses a potential threat to employees. Landauer's services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from clients, and the analysis and reporting of exposure findings. These services are provided to approximately 69,000 customers representing approximately 1.6 million individuals in the U.S., Japan, France, the United Kingdom, Brazil, Canada, China, Australia, Mexico and other countries. In addition to providing analytical services, the Company may lease or sell dosimetry detectors and reading equipment to large customers that want to manage their own dosimetry programs, or into smaller international markets in which it is not economical to establish a direct service.

      Landauer operates a mature business, and growth in numbers of customers is modest. In recent years, the Company's strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has been developing new platforms and formats for its OSL technology, such as InLight, to gain access to markets where the Company previously did not have a significant presence, such as smaller in-house and commercial laboratories. Revenue growth in recent years has occurred as a result of entry into new markets through joint ventures and acquisitions, modest unit growth, sale of InLight equipment and badges, and new ancillary services and products. The Company believes pricing in the domestic market has become more competitive and opportunities to continue to obtain regular price increases from its customers may be more limited in the future.

RESULTS OF OPERATIONS

FISCAL 2008 COMPARED TO FISCAL 2007

      Revenues for fiscal 2008 were $89,954,000, an increase of 7.5% compared with revenues of $83,716,000 for fiscal 2007. Domestic revenue growth for fiscal 2008 was $1,735,000, or 2.7%, attributable primarily to continued growth of domestic InLight equipment and services. International revenue increased $4,503,000, or 24.0%, as a result of growth in volume in most regions, lead by increased InLight service revenues; revenues attributable to the addition of a new 56.25% owned subsidiary in Mexico; and favorable currency exchange rates. Favorable currency, primarily the strengthening of the Euro and Brazilian Real against the dollar, contributed approximately $2,064,000 of the revenue growth.

      The domestic InLight equipment increase was driven primary by a sale to the Canadian government agency responsible for occupational monitoring and radiation emergency preparedness for the citizens of Canada. The Company completed a $2,000,000 contract during the quarter ended March 31, 2008 with the agency, under which $1,850,000 of product was delivered. Approximately, $1,100,000 of the product delivered requires additional processing by Landauer to be fully utilized for its intended purpose. Per the terms of the agreement, the Canadian agency has the option to obtain additional processing of the dosimetry materials from the Company or to exchange the materials for finished product. Consistent with the Staff Accounting Bulletin No. 104 "Revenue Recognition," the Company recorded $1,100,000 of deferred revenue related to the portion of the sale that requires additional performance by the Company. The contract also contains terms for other services. Revenues for those services will be recognized as they are provided.

      Total cost of sales for fiscal 2008 was $28,914,000, an increase of $1,387,000, or 5.0%, compared with cost of sales of $27,527,000 for fiscal 2007. Gross margins for fiscal 2008 were 67.9% of revenues, compared with 67.1% in fiscal 2007. The improvement was a result primarily of increased revenues without a corresponding increase to the fixed cost structure, as well as lower depreciation expense.

      Selling, general and administrative expenses for fiscal 2008 were $26,589,000, an increase of $1,878,000 or 7.6%, compared with selling, general and administrative expenses of $24,711,000 for fiscal 2007.
Factors contributing to the increase in selling, general and administrative costs include: $695,000 for domestic sales and marketing resources; $1,800,000 for incentive compensation programs; and approximately $700,000 for foreign operations, primarily relating to increased foreign exchange rates and the addition of a new subsidiary in Mexico. These increases were partially offset by $1,409,000 in reduced expense spending for our project to reengineer business processes and to replace the Company's information technology systems that support improved business relationship management and the order-to-cash cycle.

      During the 2007 fiscal year, the Company implemented a plan to support long-term profitability and growth. This plan supported investment in two initiatives to improve focus and build shareholder value. First, the Company expanded sales and marketing resources to better reach markets targeted by the Company for growth. Secondly, the Company accelerated its program to re-engineer business processes. An important part of the program is replacing the Company's information technology system. The information systems initiative was initially expected to cost $9,000,000 to $10,000,000 over the life of the project, with approximately $2,000,000 to $3,000,000 to be expensed and $7,000,000 to $8,000,000 to be capitalized. The project was initiated during fiscal 2007 and was targeted to be completed during fiscal 2008. The project has extended beyond its initial timeline due to increased customization of the software to capture the unique business requirements of the Company. Due to the timeline extension, the information system initiative is expected currently to cost $14,500,000 to $16,500,000 over the life of the project with approximately $3,000,000 to $4,000,000 to be expensed and $12,500,000 to $13,500,000 to be capitalized.

The project is now targeted to be ready during calendar 2009.

      As part of the IT initiative in the 2007 fiscal year, management completed an evaluation of the usefulness of investments made in legacy information systems' hardware and software having a net book value of approximately $4,600,000. Of these assets, approximately $3,500,000 were determined to be either impaired or subject to accelerated depreciation. This resulted in a fiscal 2008 charge of $376,000 ($225,000, after-tax) for accelerated depreciation and a fiscal 2007 charge of $2,875,000 ($1,725,000, after-tax), of which $2,185,000 was for impaired assets.

      Operating income for fiscal 2008 was $34,075,000, an increase of $5,472,000, or 19.1%, compared with operating income of $28,603,000 for fiscal 2007. The increase in operating income was due to the growth in revenue and gross profit, reduced spending in fiscal 2008 for the systems initiative and reduced impact of the charge for accelerated depreciation and impaired assets.

      Net other income, including equity in income of joint venture, for fiscal 2008 was $2,356,000, an increase of $129,000, or 5.8%, compared with net other income of $2,227,000 for fiscal 2007. The increase in net other income was primarily due to increases in interest and investment income. Nagase-Landauer, Ltd. equity earnings were approximately $1,400,000 million in both fiscal 2008 and 2007.

      Income tax expense for fiscal 2008 and 2007 was $13,118,000 and $11,413,000, respectively. The effective tax rate was 36.0% and 37.0% in fiscal 2008 and 2007, respectively. The decline in the effective tax rate was driven by a number of factors including the increased impact of foreign and state tax credits and foreign source income.

      Net income for the 2008 fiscal year was $22,983,000, an increase of 19.0%, compared with net income of $19,316,000 for fiscal 2007, with resulting diluted earnings per share for the current year of $2.47, compared with $2.10 reported a year ago.

FISCAL 2007 COMPARED TO FISCAL 2006

      Revenues for fiscal 2007 were $83,716,000, an increase of 5.9%, compared with revenues of $79,043,000 for fiscal 2006. Domestic revenue growth for fiscal 2007 was $962,000, or 1.5%, attributable primarily to strong performance of the HomeBuyer's Preferred subsidiary and continued growth of domestic InLight dosimeter services. International revenue increased $3,711,000, or 24.6%, as a result of growth in volume in most regions, lead by increased InLight service revenues; revenues attributable to the addition of a new 51% owned subsidiary in Australia; and favorable currency exchange rates. Favorable currency, primarily the strengthening of the Euro against the dollar, contributed approximately $1,250,000 of the revenue growth.

      Total cost of sales for fiscal 2007 was $27,527,000, a decline of $1,207,000, or 4.2%, compared with cost of sales of $28,734,000 for fiscal 2006. Gross margins for fiscal 2007 were 67.1% of revenues, compared with 63.6% in fiscal 2006. The improvement was a result of the profit improvement plan initiated in the second quarter of fiscal 2006 resulting in a reduction in labor and related expenses and material costs, and reduced depreciation expense due to certain investments in manufacturing and lab operations equipment becoming fully depreciated.

      Selling, general and administrative expenses for fiscal 2007 were $24,711,000, an increase of $5,557,000, or 29.0%, compared with selling, general and administrative expenses of $19,154,000 for fiscal 2006. Factors contributing to the increase in selling, general and administrative costs included: $2,114,000 in spending to re-engineer business processes and to replace the Company's information technology systems that support improved customer relationship management and the order-to-cash cycle; $920,000 in higher spending for salaries and benefits; $908,000 of increased cost in other foreign operations, primarily relating to increased foreign exchange rates; $802,000 of increased spending for professional fees primarily for investments in support of certain strategic initiatives and increased spending related to tax services; and $489,000 incremental operating expenses from the addition of the new 51% owned subsidiary in Australia.

      As part of the IT initiative which began in the 2007 fiscal year, management completed an evaluation of the usefulness of investments made in legacy information systems' hardware and software having a net book value of approximately $4,600,000. Of these assets, approximately $3,500,000 was determined to be either impaired or subject to accelerated depreciation. This resulted in a charge of $2,875,000 ($1,725,000, after-tax), of which $2,185,000 was for impaired assets.

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

      The charges discussed above had the following impact on results in fiscal 2007 and 2006, respectively:

                                              2007          2006
                                          -----------   -----------

Operating income . . . . . . . . . . . .  $(2,875,000)  $(1,650,000)
Tax benefit. . . . . . . . . . . . . . .    1,150,000       656,000
                                          -----------   -----------
Net income . . . . . . . . . . . . . . .  $(1,725,000)  $  (994,000)
                                          ===========   ===========
Diluted earnings per share . . . . . . .  $     (0.19)  $     (0.11)
                                          ===========   ===========

      Operating income for fiscal 2007 was $28,603,000, a decline of $902,000, or 3.1%, compared with operating income of $29,505,000 for fiscal 2006. The decline in operating income was due primarily to the spending in fiscal 2007 for the systems initiative and the impact of the charge for accelerated depreciation and impaired assets.

      Net other income, including equity in income of joint venture, for fiscal 2007 was $2,227,000, an increase of $735,000, or 49.3%, compared with net other income of $1,492,000 for fiscal 2006. The increase in net other income was due to increases in interest and investment income and higher Nagase-Landauer, Ltd. equity earnings. Fiscal 2006 equity earnings included a $237,000 charge for the write-down of accounts receivable, which represents the Company's 50% equity share of the charge.

      Income tax expense for fiscal 2007 and 2006 was $11,413,000 and $11,783,000, respectively. The effective tax rate was 37.0% and 38.0% in fiscal 2007 and 2006, respectively. The decline in the effective tax rate was driven by a number of factors including the increased impact of foreign source income.

      Net income for the 2007 fiscal year was $19,316,000, an increase of 1.4%, compared with net income of $19,046,000 for fiscal 2006, with resulting diluted earnings per share for the current year of $2.10 compared with $2.09 reported a year ago.

FOURTH QUARTER RESULTS OF OPERATIONS

      Revenues for the fourth fiscal quarter of 2008 were $22,500,000, an increase of $1,166,000, or 5.5%, compared with $21,334,000 in the fourth fiscal quarter of 2007. Domestic revenue for the 2008 fourth quarter was approximately flat with the fourth quarter of the prior year. International revenue in the fourth fiscal quarter of 2008 increased $1,113,000, or 22.1%, supported by growth in volume in most regions, the addition of a new 56.25% owned subsidiary in Mexico and approximately $260,000 from favorable currency exchange rates. Cost of sales for the fourth quarter of fiscal 2008 was $7,269,000, compared to $6,710,000 for fiscal 2007. Selling, general and administrative costs for the fourth quarter of fiscal 2008 were approximately flat with the fourth quarter of the prior year, due primarily to decreases in spending for the Company's systems initiative, offset by employee related expenses and international spending. There were no accelerated depreciation charges in the fourth quarter of fiscal 2008.

      Operating income for the fourth fiscal quarter of 2008 was $7,972,000, an increase of $1,094,000, or 15.9%, compared with $6,878,000 in the fourth fiscal quarter of 2007. Net other income for the fourth quarter decreased by $88,000 to $438,000 in fiscal 2008 due primarily to lower Nagase-Landauer, Ltd. equity earnings. Income tax expense and the effective tax rates, respectively, were $2,859,000 and 34.0% in fiscal fourth quarter 2008, and $2,761,000 and 37.3% in the fiscal fourth quarter 2007. The lower effective tax rate in the fourth fiscal quarter of 2008 compared to the rate in the fourth quarter of fiscal 2007 was due to the year-end adjustments to the provision for foreign and state tax credits as well as the resolution of certain tax positions.

      Net income for the fiscal fourth quarter of 2008 was $5,484,000, compared with net income of $4,610,000 for fourth quarter fiscal 2007, with resulting diluted earnings per share for the 2008 quarter of $0.59 compared with $0.50 reported in the fiscal fourth quarter of 2007.

OUTLOOK FOR FISCAL 2009

      Landauer's business plan for fiscal 2009 currently anticipates aggregate revenue growth for the year to be in the range of 3 - 5%. The Company anticipates a net income increase in the range of 6 - 8%.

LIQUIDITY AND CAPITAL RESOURCES

      Landauer generated $12,869,000 in cash during fiscal year 2008 to end the year with $33,938,000 in cash on hand. The Company had no outstanding borrowings throughout the year.

      Cash flows provided by operating activities for fiscal 2008 were $34,651,000, an increase of $6,646,000, or 23.7%, from fiscal 2007. The increase was due primarily to increased net income, increased deferred contract revenue and other operating activity.

      Investing activities included acquisitions of property, plant and equipment in the amounts of $7,533,000, $7,386,000 and $3,498,000 in fiscal 2008, 2007 and 2006, respectively. The Company capitalized approximately $5,700,000 for its systems initiative in fiscal 2008. In addition, Landauer invested $498,000 in fiscal 2008 for our acquisition of 56.25% ownership in a subsidiary in Mexico. Capital expenditures for fiscal 2009 are expected to be approximately $6,000,000 to $8,000,000 principally for the development of supporting software systems and computer hardware. The Company anticipates that funds for these capital improvements will be provided from operations.

      The Company's financing activities are comprised of credit facility activities and payments of cash dividends to shareholders and minority partners, offset partially by proceeds from the exercise of stock options. During fiscal 2008, 2007 and 2006, the Company paid cash dividends of $18,270,000, or $2.00 per share; $17,163,000, or $1.90 per share; and
$16,044,000, or $1.80 per share, respectively, and such amounts have been provided from operations.

      Cash paid for income taxes was $10,213,000, $13,191,000 and $12,713,000 in fiscal 2008, 2007 and 2006, respectively.

      The Company maintained a credit facility, which expired in March 2007. In October 2007, the Company negotiated a new credit facility, which expires on October 31, 2009. The new credit facility permits borrowing up to $15,000,000. To date, no borrowings have been made under this facility. Information regarding the credit facility is contained in Note 7, "Credit Facility," of the consolidated financial statements.

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

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments, reflected on the balance sheets as "Deferred Contract Revenue", amounted to $15,626,000 and $13,832,000, respectively, as of September 30, 2008 and 2007. While these amounts represent approximately 46% and 49% of current liabilities, respectively as of September 30, 2008 and 2007, such amounts generally do not represent a cash requirement.

      All customers are invoiced in accordance with the Company's standard terms, with payment generally due thirty days from date of invoice. Reflecting the Company's invoicing practices and that a significant portion of the Company's revenues are subject to health care industry reimbursement cycles, domestic days of sales outstanding for the Company averaged 82 and 90 days over the course of fiscal 2008 and 2007, respectively.

      Landauer also offers radiation monitoring services in the United Kingdom, Canada, Japan, Brazil, China, Australia, Mexico and France. The Company's operations in these markets generally do not depend on significant capital resources.

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

CONTRACTUAL OBLIGATIONS

      As of September 30, 2008, the expected resources required for scheduled payment of contractual obligations were as follows:

                                    Scheduled payments by fiscal year
                               -------------------------------------------
                                                                    There-
(Dollars in Thousands)        Total      2009   2010-11   2012-13   after
----------------------       -------   -------  -------   -------  -------

Purchase obligations (1) . . $ 8,742   $ 8,742  $     -   $     -  $     -
Dividends (2). . . . . . . .   4,686     4,686        -         -        -
Pension and postretirement
  benefits (3) . . . . . . .   4,799     1,061      775       749    2,214
Operating leases (4) . . . .   1,074       359      404       104      207
Other non-current
  liabilities (5). . . . . .     452       452        -         -        -
                             -------   -------  -------   -------  -------

                             $19,753   $15,300  $ 1,179   $   853  $ 2,421
                             =======   =======  =======   =======  =======

(1) Includes accounts payable under other agreements to purchase goods or services including open purchase orders; also includes remaining contractual obligations associated with the Company's IT system upgrade.

(2) Cash dividends in the amount of $0.50 per share were declared on August 29, 2008.

(3) Includes required contributions to the Company's defined benefit pension plan in fiscal 2009 and estimated future benefit payments for the supplemental key executive retirement plans and a terminated retirement plan that provides certain retirement benefits payable to non-employee directors. The amounts are actuarially determined, which includes the use of assumptions, and may vary significantly from expectations.

(4) The Company has several small operating leases that are generally short-term in nature; it has no material operating or capital leases.

(5) Represents estimated payments in the next fiscal year for the Company's uncertain tax positions recorded at September 30, 2008 in accordance with FIN No. 48. The Company is not able to reasonably estimate the timing of the long-term payments or the amount by which the FIN No. 48 liability will increase or decrease over a longer period of time. Therefore, any payments beyond fiscal 2009 have not been included in the table.


RECENT ACCOUNTING PRONOUNCEMENTS

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for the Company for fiscal year 2009. FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP SFAS No. 157-1 amends SFAS No. 157 to exclude leasing transactions covered by SFAS No. 13. The Company has evaluated SFAS No. 157 and does not expect it to have a material impact on the Company's financial position, results of operations and financial disclosures.

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

SFAS No. 159 is effective for the Company for fiscal year 2009. The Company does not expect to change its measurement of certain assets and liabilities to fair value as permitted by SFAS No. 159. Therefore the Company does not expect SFAS No. 159 to have a material impact on its financial position, results of operations and financial disclosures. However, the Company intends to re-evaluate its opportunity to elect the fair value option in the future when other eligible items are recognized.

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

The Issue is effective for the Company for fiscal year 2009, including interim periods within the fiscal year. The Company does not expect EITF No. 06-10 to have a material impact on its financial position, results of operations and financial disclosures.

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

FORWARD LOOKING STATEMENTS

      Certain matters contained in this report, including the information contained under the heading "Outlook for Fiscal 2009" in Item 7 of this report, constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties. These include the following, without limitation: assumptions, risks and uncertainties associated with the Company's development and introduction of new technologies in general; continued customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (OSL) technology to new platforms and formats, such as Luxel+; the costs associated with the Company's research and business development efforts; the effectiveness of changes and upgrades to and costs associated with the Company's information systems; the usefulness of older technologies; the anticipated results of operations of the Company and its subsidiaries or ventures; valuation of the Company's long-lived assets or business units relative to future cash flows; changes in pricing of products and services; changes in postal and delivery practices; the Company's business plans; anticipated revenue and cost growth; the risks associated with conducting business internationally; costs incurred for potential acquisitions or similar transactions; other anticipated financial events; the effects of changing economic and competitive conditions; foreign exchange rates; government regulations; accreditation requirements; changes in the trading market that affect the cost of obligations under the Company's benefit plans; and pending accounting pronouncements. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company's business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth in Item 1A "Risk Factors" and Item 7A "Quantitative and Qualitative Disclosures about Market Risk" and information contained in the Company's reports filed, from time to time, with the SEC.

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

REVENUE RECOGNITION AND DEFERRED CONTRACT REVENUE

      The majority of the services provided by the Company to its customers are of a subscription nature and are continuous. The Company views its business as services provided to customers over a period of time and the wear period is the period over which those services are provided. Badge production, wearing of badges, badge analysis, and report preparation are integral to the benefit that the Company provides to its customers. These services are provided to customers on an agreed-upon recurring basis (monthly, bi-monthly or quarterly) that the customer chooses for the wear period. Revenue is recognized on a straight-line basis, adjusted for changes in pricing and volume, over the wear period as the service is continuous and no other discernible pattern of recognition is evident. Revenues are recognized over the periods in which the customers wear the badges irrespective of whether invoiced in advance or in arrears. The amounts recorded as deferred contract revenue in the consolidated balance sheets represent customer deposits invoiced in advance during the preceding twelve months for services rendered over the succeeding twelve months, and are net of services rendered through the respective consolidated balance sheet date. Such advance billings amounted to $15,626,000 and $13,832,000, respectively, as of September 30, 2008 and September 30, 2007.

PROPERTY, PLANT & EQUIPMENT AND OTHER ASSETS

      Plant and equipment and other assets, primarily dosimetry badges, are recorded at cost and are depreciated or amortized on a straight-line basis over the estimated useful lives, which are primarily 30 years for buildings, three to eight years for equipment, and thirty months to five years for other assets. Landauer assesses the carrying value and the remaining useful lives of its property, plant, equipment, and other assets when events or circumstances indicate the carrying value may not be recoverable or the estimated useful life may no longer be appropriate. Factors that could trigger this review include competitive conditions, government regulations and technological changes. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized. Landauer capitalizes, as a component of equipment, internal software costs in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Such costs amounted to $10,645,000, $4,532,000 and $1,427,000, respectively, for fiscal years
2008, 2007 and 2006. In fiscal year 2008, approximately $5,700,000 of the capitalized software costs were related to the Company's initiative to re-engineer various business processes and replace components of its information technology systems that support customer relationship management and the order-to-cash cycle. The new software is replacing certain legacy assets that were either subject to immediate impairment or retirement once the full system implementation has been completed. In fiscal year 2008, the remainder of the costs was related to legacy assets, some of which were included in the evaluation for immediate impairment or retirement. Information regarding these costs is contained under the footnote "Impairment and Accelerated Depreciation Charges" on page 41 of this Annual Report on Form 10-K.

GOODWILL AND OTHER INTANGIBLE ASSETS

      Landauer's intangible assets include purchased customer lists, licenses, patents and goodwill, an asset with an indefinite life. The Company acquired goodwill primarily from its acquisitions of Landauer-Europe and SAPRA-Landauer as well as other smaller investments. Purchased customer lists are recorded at cost and are amortized on a straight-line basis over estimated useful lives, which range from 10 to 15 years. Patents and licenses are also recorded at cost and are amortized on a straight-line basis over their useful lives, which range from 10 to 17 years. SFAS No. 142 requires that goodwill and certain intangible assets with indefinite lives be reviewed periodically for impairment. Under SFAS No. 142, the impairment review of goodwill and other intangible assets that are not being amortized, generally, must be performed annually and based on fair values. The Company's methodology for testing goodwill for impairment includes a review of potential impairment triggering events, financial analysis of future undiscounted cash flows projections by investment, and tests of fair market value. As a result of applying the impairment provisions of SFAS No. 142, no impairment loss was required as of September 30, 2008. Information regarding the value of goodwill and other intangible assets is presented under the footnote "Goodwill and Other Intangible Assets" on page 42 of this Annual Report on Form 10-K.

INCOME TAXES

      The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." The Company estimates the income tax provision to record for the current year, and records deferred tax assets and liabilities for the temporary differences in tax consequences between the financial statements and tax returns. These deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent that deferred tax assets will not likely be recovered from future taxable income, a valuation allowance is established against such deferred tax assets.

      In the first quarter of fiscal 2008, the Company adopted the provisions of FIN No. 48, "Accounting for Uncertainty in Income Taxes." Management exercises significant judgment in its assessment of the probability of realization of and the appropriate value of the deferred items pursuant to FIN No. 48's more likely than not criteria. Management considers, among other factors, the Company's current and past performance, the market environment in which the Company operates, and tax planning strategies. Further, the Company provides for income tax issues not yet resolved with federal, state and local tax authorities. The Company assesses and updates its tax positions when significant changes in circumstances, which would cause a change in judgment about the likelihood of realizing the deferred items, occur. Variations in the actual outcome of these future tax consequences could materially impact the Company's financial position, results of operations or cash flows. Further information regarding the Company's income taxes is contained under the footnote "Income Taxes" on page 43 of this Annual Report on Form 10-K.

DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

      The pension expenses and benefit obligations recorded for the Company's defined benefit plans are dependent on actuarial assumptions. These assumptions include discount rates, expected return on plan assets, interest costs, expected compensation increases, benefits earned, mortality rates, and other factors. Management reviews the plan assumptions on an annual basis to ensure that the most current, relevant information is considered. If actual results vary considerably from those that are expected or if future changes are made to these assumptions, the amounts recognized for these plans could change significantly.

      The weighted-average assumed discount rate used to determine the fiscal 2008 plan expenses was 6.3% compared to 5.9% for fiscal 2007. For fiscal 2008 expense, the expected long-term rate of return of plan assets was 6.5%, unchanged from fiscal 2007. In establishing the rate, management considered the historical rates of return and the current and planned asset classes of the plan investment portfolio. In determining the rate of compensation increase of 3.5% for fiscal 2008 and 2007, management considered historical Company increases, market expectations and expected future Company increases. The weighted-average assumptions used to determine benefit obligations at September 30, 2008 were: a discount rate of 7.5% compared to the fiscal 2007 rate of 6.3%, adjusted to reflect the single rate that, when applied to the projected benefit disbursements from the plan, would result in the same discounted value as the array of rates that make up the Citigroup Pension Discount Curve as of September 30, 2008; and a rate of compensation increase of 3.5%, unchanged from fiscal 2007.

      Effective September 30, 2007, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". The statement requires the recognition of a plan's funded status on the Company's balance sheet. Previously unrecognized transactions and events affecting the plan's funded status are recognized as components of the ending balance of accumulated other comprehensive income, net of tax. These components will continue to be modified as a result of future transactions and events, amortization of previously unrecognized costs, and changes to actuarial assumptions. The adoption of SFAS No. 158 had no effect on the Company's consolidated statement of income. The statement also requires that plan measurement dates coincide with the Company's fiscal year-end. The adoption of SFAS No. 158 will not impact the Company's plan measurement dates, as its plans historically have used a plan measurement date of September 30. An increase or decrease in the assumptions or economic events outside of management's control could have a material effect on the Company's results of operations or financial condition. Information regarding these plans is contained under the footnote "Employee Benefit Plans" on page 46 of this Annual Report on Form 10-K.

STOCK-BASED COMPENSATION

      Effective October 1, 2005, the Company adopted SFAS No. 123 (Revised
2004), "Share-Based Payment," ("SFAS No. 123R"), using the modified prospective method. SFAS No. 123R requires the measurement and recognition of compensation cost at fair value for all stock-based awards, net of the estimated impact of forfeited awards.

      The fair values of options granted prior to the adoption of SFAS No. 123R were estimated using a Black-Scholes option pricing model. Key input assumptions used in this model to estimate the fair value of stock options include the expected option term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's term and the Company's expected annual dividend yield. Expected volatility and the expected life of stock options were based on historical experience. The risk free interest rate was derived from the implied yield available on U.S. Treasury zero-coupon issues with a remaining term, as of the date of grant, equal to the expected term of the option. The dividend yield was based on annual dividends and the fair market value of the Company's stock on the date of grant. No options have been granted subsequent to the adoption of SFAS No. 123R.

      In addition to stock options, key employees and/or non-employee directors are eligible to receive performance shares and restricted stock. The terms of performance share awards allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. Stock-based compensation expense associated with performance share awards is recognized based on management's best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that are expected to be earned. The Company evaluates on a quarterly basis the progress towards achieving the performance criteria. The cumulative effect on current and prior periods of a change in the estimated number of performance share awards expected to be earned is recognized as compensation cost or as a reduction of cost in the period of the revised estimate.

      SFAS No. 123R requires forfeitures of awards to be estimated at the time of grant as stock-based compensation cost should be recognized only for those awards expected to vest. The Company uses historical experience to estimate projected forfeitures. The Company recognizes the cumulative effect on current and prior periods of a change in the forfeiture rate, or actual forfeitures, as compensation cost or as a reduction of cost in the period of the revision. If revisions are made to management's assumptions and estimates or if actual results vary considerably from those that are expected, stock-based compensation expense could change significantly, impacting the Company's results of operations or financial condition. Further information regarding the Company's stock-based awards is presented under the footnote "Stock-Based Compensation" on page 51 of this Annual Report on Form 10-K.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk, including changes in foreign currency exchange rates. The financial statements of the Company's international subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the functional currency. To date, the market risk associated with foreign currency exchange rates has not been material in relation to the Company's financial position, results of operations, or cash flows. These risks could increase, however, as the Company expands in international markets and markets becomes more volatile. The Company estimates that a 10% and 20% adverse change in the underlying foreign currency exchange rates would have decreased reported net income in fiscal 2008 by approximately $600,000 and $1,100,000, respectively. Historically, the Company believes that adverse changes in foreign exchange rates have not materially impacted its financial condition. The Company does not have significant trade accounts receivable, trade accounts payable or commitments in a currency other than that of the reporting unit's functional currency. Therefore, the Company does not currently use derivative financial instruments to manage the exposure in its non-U.S. operations or for trading or speculative purposes.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS
                        LANDAUER, INC. AND SUBSIDIARIES
                              AS OF SEPTEMBER 30,


(Dollars in Thousands)                                 2008         2007
----------------------                               --------     --------

ASSETS

Current assets:
  Cash and cash equivalents. . . . . . . . . . . .   $ 33,938     $ 21,069
  Receivables, net of allowances of
    $609 in 2008 and $531 in 2007. . . . . . . . .     19,738       19,750
  Inventories. . . . . . . . . . . . . . . . . . .      3,550        2,729
  Prepaid expenses and other current assets. . . .      1,227        1,112
  Prepaid income taxes . . . . . . . . . . . . . .      7,964        1,767
  Deferred income taxes. . . . . . . . . . . . . .      2,312        4,078
                                                     --------     --------
Current assets . . . . . . . . . . . . . . . . . .     68,729       50,505
                                                     --------     --------

Property, plant and equipment, at cost:
  Land and improvements. . . . . . . . . . . . . .        635          635
  Buildings and improvements . . . . . . . . . . .      4,349        4,287
  Internal Software. . . . . . . . . . . . . . . .     25,271       19,404
  Equipment. . . . . . . . . . . . . . . . . . . .     27,340       26,412
                                                     --------     --------
                                                       57,595       50,738
Accumulated depreciation and amortization. . . . .    (37,410)     (34,084)
                                                     --------     --------
Net property, plant and equipment. . . . . . . . .     20,185       16,654
                                                     --------     --------
Equity in joint venture. . . . . . . . . . . . . .      5,796        4,978
Goodwill and other intangible assets,
  net of amortization. . . . . . . . . . . . . . .     18,102       18,327
Dosimetry devices, net of amortization
  of $10,632 in 2008 and $9,392 in 2007. . . . . .      4,454        5,345
Deferred income taxes. . . . . . . . . . . . . . .          -          333
Other assets . . . . . . . . . . . . . . . . . . .      1,424        1,198
                                                     --------     --------
ASSETS . . . . . . . . . . . . . . . . . . . . . .   $118,690     $ 97,340
                                                     ========     ========

                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                        LANDAUER, INC. AND SUBSIDIARIES
                              AS OF SEPTEMBER 30,


(Dollars in Thousands)                                 2008         2007
----------------------                               --------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . .   $    981     $  1,682
  Dividends payable. . . . . . . . . . . . . . . .      4,686        4,375
  Deferred contract revenue. . . . . . . . . . . .     15,626       13,832
  Accrued compensation and related costs . . . . .      5,368        3,725
  Accrued pension and postretirement costs . . . .        366          306
  Other accrued expenses . . . . . . . . . . . . .      7,197        4,047
                                                     --------     --------
Current liabilities. . . . . . . . . . . . . . . .     34,224       27,967
                                                     --------     --------
Non-current liabilities:
  Pension and postretirement obligations . . . . .      8,609        9,575
  Deferred income taxes. . . . . . . . . . . . . .      4,622            -
  Other non-current liabilities. . . . . . . . . .        935            -
                                                     --------     --------
Non-current liabilities. . . . . . . . . . . . . .     14,166        9,575
                                                     --------     --------
Minority interest in subsidiary. . . . . . . . . .        545          288

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value per share,
  authorized 1,000,000 shares; none issued . . . .          -            -
Common stock, $.10 par value per share,
  authorized 20,000,000 shares; 9,332,508
  and 9,210,861 issued and outstanding,
  respectively, in 2008 and 2007 . . . . . . . . .        933          921
Additional paid in capital . . . . . . . . . . . .     28,826       23,581
Accumulated other comprehensive income (loss). . .        289         (509)
Retained earnings. . . . . . . . . . . . . . . . .     39,707       35,517
                                                     --------     --------
Stockholders' equity . . . . . . . . . . . . . . .     69,755       59,510
                                                     --------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . .   $118,690     $ 97,340
                                                     ========     ========























  The accompanying notes are an integral part of these financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                        LANDAUER, INC. AND SUBSIDIARIES
                       FOR THE YEARS ENDED SEPTEMBER 30,


(Dollars in Thousands,
Except per Share)                            2008       2007        2006
----------------------                     --------   --------    --------

Net revenues . . . . . . . . . . . . . .   $ 89,954   $ 83,716    $ 79,043
Costs and expenses:
  Cost of sales. . . . . . . . . . . . .     28,914     27,527      28,734
  Selling, general, and
    administrative . . . . . . . . . . .     26,589     24,711      19,154
  Impairment and accelerated
    depreciation charges . . . . . . . .        376      2,875           -
  Reorganization charges . . . . . . . .          -          -       1,650
                                           --------   --------    --------
                                             55,879     55,113      49,538
                                           --------   --------    --------

Operating income . . . . . . . . . . . .     34,075     28,603      29,505
Equity in income of joint venture. . . .      1,351      1,414       1,141
Other income, net. . . . . . . . . . . .      1,005        813         351
                                           --------   --------    --------
Income before taxes. . . . . . . . . . .     36,431     30,830      30,997
Income taxes . . . . . . . . . . . . . .     13,118     11,413      11,783
                                           --------   --------    --------
Income before minority interest. . . . .     23,313     19,417      19,214
Minority interest. . . . . . . . . . . .        330        101         168
                                           --------   --------    --------

Net income . . . . . . . . . . . . . . .   $ 22,983   $ 19,316    $ 19,046
                                           ========   ========    ========
Net income per share:
  Basic. . . . . . . . . . . . . . . . .   $   2.49   $   2.12    $   2.11
  Weighted average basic shares
    outstanding. . . . . . . . . . . . .      9,237      9,127       9,045

  Diluted. . . . . . . . . . . . . . . .   $   2.47   $   2.10    $   2.09
  Weighted average diluted shares
    outstanding. . . . . . . . . . . . .      9,302      9,196       9,112
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

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               AND COMPREHENSIVE INCOME
                                            LANDAUER, INC. AND SUBSIDIARIES

                                                     Addi-      Accumulated                   Total       Compre-
                                                    tional         Other                      Stock-      hensive
                                         Common     Paid In     Comprehensive    Retained    holders'     Income
(Dollars in Thousands)                   Stock      Capital     Income (Loss)    Earnings     Equity      (Loss)
----------------------                  --------    --------    -------------    --------   ----------    --------

Balance September 30, 2005 . . . . . .  $    903    $ 17,147        $   (375)    $ 30,923    $ 48,598
Stock-based compensation
   arrangements. . . . . . . . . . . .         6       2,494               -            -       2,500
Net income . . . . . . . . . . . . . .         -           -               -       19,046      19,046     $ 19,046
Foreign currency translation
  adjustment . . . . . . . . . . . . .         -           -             (65)           -         (65)         (65)
Minimum pension liability
   adjustment. . . . . . . . . . . . .         -           -             (58)           -         (58)         (58)
Dividends. . . . . . . . . . . . . . .         -           -               -      (16,322)    (16,322)           -
                                        --------    --------        --------     --------    --------     --------
Comprehensive Income . . . . . . . . .                                                                    $ 18,923
                                                                                                          ========
Balance September 30, 2006 . . . . . .  $    909    $ 19,641        $   (498)    $ 33,647    $ 53,699

Stock-based compensation
   arrangements. . . . . . . . . . . .        12       3,940               -            -       3,952
Net income . . . . . . . . . . . . . .         -           -               -       19,316      19,316     $ 19,316
Foreign currency translation
   adjustment. . . . . . . . . . . . .         -           -             609            -         609          609
Minimum pension liability
   adjustment. . . . . . . . . . . . .         -           -             160            -         160          160
Dividends. . . . . . . . . . . . . . .         -           -               -      (17,446)    (17,446)           -
Impact of adoption of SFAS
   No. 158 . . . . . . . . . . . . . .         -           -            (780)           -        (780)           -
                                        --------    --------        --------     --------    --------     --------
Comprehensive Income . . . . . . . . .                                                                    $ 20,085
                                                                                                          ========
















                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               AND COMPREHENSIVE INCOME
                                                      (CONTINUED)
                                            LANDAUER, INC. AND SUBSIDIARIES


                                                     Addi-      Accumulated                   Total       Compre-
                                                    tional         Other                      Stock-      hensive
                                         Common     Paid In     Comprehensive    Retained    holders'     Income
(Dollars in Thousands)                   Stock      Capital     Income (Loss)    Earnings     Equity      (Loss)
----------------------                  --------    --------    -------------    --------   ----------    --------

Balance September 30, 2007 . . . . . .  $    921    $ 23,581        $   (509)    $ 35,517    $ 59,510
Impact of adoption of FIN No. 48 . . .         -           -               -         (231)       (231)
Stock-based compensation
   arrangements. . . . . . . . . . . .        12       5,245               -            -       5,257
Net income . . . . . . . . . . . . . .         -           -               -       22,983      22,983     $ 22,983
Foreign currency translation
   adjustment. . . . . . . . . . . . .         -           -            (235)           -        (235)        (235)
Dividends. . . . . . . . . . . . . . .         -           -               -      (18,562)    (18,562)           -
Defined benefit pension plans:
   Net gain arising during period. . .         -           -             806            -         806          806
   Amortization of prior service
     cost included in net periodic
     benefit cost. . . . . . . . . . .         -           -             149            -         149          149
   Amortization of net gain
     included in net periodic
     benefit cost. . . . . . . . . . .         -           -               9            -           9            9
Other postretirement benefit plans:
   Net gain arising during period. . .         -           -             170            -         170          170
   Amortization of prior service
     credit included in net
     periodic benefit cost . . . . . .         -           -            (111)           -        (111)        (111)
   Amortization of net gain
     included in net periodic
     benefit cost. . . . . . . . . . .         -           -              10            -          10           10
                                        --------    --------        --------     --------    --------     --------
Comprehensive Income . . . . . . . . .                                                                    $ 23,781
                                                                                                          ========
Balance September 30, 2008 . . . . . .  $    933    $ 28,826        $    289     $ 39,707    $ 69,755
                                        ========    ========        ========     ========    ========







                      The accompanying notes are an integral part of these financial statements.

                                                          33

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        LANDAUER, INC. AND SUBSIDIARIES
                       FOR THE YEARS ENDED SEPTEMBER 30,


(Dollars in Thousands)                         2008      2007       2006
----------------------                       --------  --------   --------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . $ 22,983  $ 19,316   $ 19,046
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Asset impairment and accelerated
      depreciation charges . . . . . . . . .      376     2,875          -
    Depreciation . . . . . . . . . . . . . .    5,719     6,851      7,513
    Amortization . . . . . . . . . . . . . .      658       640        652
    Equity in net income of joint venture. .   (1,351)   (1,414)    (1,141)
    Dividends from joint venture . . . . . .      894       560      1,967
    Stock-based compensation . . . . . . . .    1,200       801        888
    Tax benefit from stock-based
      compensation arrangements. . . . . . .    1,408       925        442
    Excess tax benefit from stock-based
      compensation arrangements. . . . . . .   (1,019)     (829)      (244)
    Loss on sale and disposition of
      assets . . . . . . . . . . . . . . . .       33        38        127
    Decrease (increase) in accounts
      receivable, net. . . . . . . . . . . .       55     1,101     (2,111)
    (Increase) decrease in prepaid taxes . .   (6,198)   (1,343)       556
    Decrease (increase) in current
      deferred taxes, net. . . . . . . . . .    1,107    (2,219)      (345)
    Increase in dosimetry devices at cost. .   (1,235)   (1,190)    (2,409)
    Decrease (increase) in long-term
      deferred taxes, net. . . . . . . . . .    5,084       889     (1,460)
    Increase (decrease) in accounts payable
      and other current liabilities. . . . .    3,286      (309)      (830)
    Increase (decrease) in deferred
      contract revenue . . . . . . . . . . .    1,782       (84)     1,005
    Increase in long-term liabilities. . . .    1,242       697      1,107
    Other operating activities, net. . . . .   (1,373)      700       (750)
                                             --------  --------   --------
    Net cash provided by operating
      activities . . . . . . . . . . . . . .   34,651    28,005     24,013
                                             --------  --------   --------

Cash flows used by investing activities:
    Acquisition of businesses, net of
      cash acquired. . . . . . . . . . . . .     (498)        -          -
    Acquisition of property, plant
      & equipment. . . . . . . . . . . . . .   (7,533)   (7,386)    (3,498)
                                             --------  --------   --------
    Net cash used by investing activities. .   (8,031)   (7,386)    (3,498)
                                             --------  --------   --------
Cash flows used by financing activities:
    Payments on revolving credit
      facilities . . . . . . . . . . . . . .        -    (1,717)    (2,599)
    Dividends paid to minority interest. . .     (167)     (117)      (102)
    Dividends paid to stockholders . . . . .  (18,270)  (17,163)   (16,044)
    Proceeds from the exercise of
      stock options. . . . . . . . . . . . .    4,011     3,011      3,465
    Excess tax benefit from stock-based
      compensation arrangements. . . . . . .    1,019       829        244
                                             --------  --------   --------
    Net cash used by financing activities. .  (13,407)  (15,157)   (15,036)
                                             --------  --------   --------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                        LANDAUER, INC. AND SUBSIDIARIES
                       FOR THE YEARS ENDED SEPTEMBER 30,


(Dollars in Thousands)                         2008      2007       2006
----------------------                       --------  --------   --------

    Effects of foreign currency
      translation. . . . . . . . . . . . . .     (344)      187        343

Net increase in cash and cash equivalents. . 12,869 5,649 5,822 Opening balance - cash and
  cash equivalents . . . . . . . . . . . . .   21,069    15,420      9,598
                                             --------  --------   --------
Ending balance - cash and
  cash equivalents . . . . . . . . . . . . . $ 33,938  $ 21,069   $ 15,420
                                             ========  ========   ========

Supplemental disclosure of cash flow
 information:
  Cash paid for income taxes . . . . . . . . $ 10,213  $ 13,191   $ 12,713
                                             ========  ========   ========












































  The accompanying notes are an integral part of these financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        LANDAUER, INC. AND SUBSIDIARIES


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of Landauer, Inc.; Landauer-Europe, Ltd. and HomeBuyer's Preferred, Inc., its wholly-owned subsidiaries; SAPRA-Landauer, Ltda., its 75%-owned subsidiary, Beijing-Landauer, Ltd., its 70%-owned subsidiary, ALSA Dosimetria, S. de R.L. de C.V. its 56.25%-owned subsidiary, and Landauer Australasia Pty Ltd. its 51%-owned subsidiary ("Landauer" or the "Company"). Nagase-Landauer, Ltd. (50%-owned) is a Japanese corporation that is accounted for on the equity basis. All intercompany transactions have been eliminated.

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

RESEARCH AND DEVELOPMENT

      The cost of research and development programs is charged to selling, general and administrative expense as incurred and amounted to approximately $1,837,000 in fiscal 2008, $1,831,000 in fiscal 2007 and $1,769,000 in fiscal 2006. Research and development costs include salaries and allocated employee benefits, third-party research contracts, depreciation and supplies.

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

ADVERTISING

      The Company expenses the costs of advertising as incurred.
Advertising expense, primarily related to product shows and exhibits, amounted to $532,000 in fiscal 2008, $403,000 in fiscal 2007 and $317,000 in fiscal 2006.

INCOME TAXES

      Landauer files income tax returns in the jurisdictions in which it operates. For financial statement purposes, provisions for federal, state, and foreign income taxes have been computed in accordance with the
provisions of SFAS No. 109, "Accounting for Income Taxes."   The Company
adopted the provisions of FIN No. 48 on October 1, 2007. Information regarding the adoption of FIN No. 48 is contained in the footnote "Income Taxes" on page 43 of this Annual Report on Form 10-K.

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

STOCK-BASED COMPENSATION

      Effective October 1, 2005, the Company adopted SFAS No. 123 (Revised
2004), "Share-Based Payment," ("SFAS No. 123R"), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation expense, primarily for grants of restricted stock, totaled approximately $1,200,000, $801,000 and $888,000 for fiscal 2008, 2007 and 2006, respectively. The total income tax benefit recognized in the consolidated statements of income related to expense for stock-based compensation was approximately $484,000, $322,000 and $353,000 during fiscal 2008, 2007 and
2006, respectively.

      The Company has not granted stock options subsequent to fiscal 2005. Awards of stock options in prior fiscal years were granted with an exercise price equal to the market value of the stock on the date of grant. The fair value of stock options was estimated using the Black-Scholes option-pricing model. Expected volatility and the expected life of stock options were based on historical experience. The risk free interest rate was derived from the implied yield available on U.S. Treasury zero-coupon issues with a remaining term, as of the date of grant, equal to the expected term of the option. The dividend yield was based on annual dividends and the fair market value of the Company's stock on the date of grant. Under SFAS No. 123R, compensation expense is recognized ratably over the vesting period of the stock option.

      Subsequent to fiscal 2005, key employees and/or non-employee directors have been granted restricted share awards that consist of performance shares and time vested restricted stock. Performance shares represent a right to receive shares of common stock upon satisfaction of performance goals or other specified metrics. Restricted stock represents a right to receive shares of common stock upon the passage of a specified period of time. The fair value of performance shares and restricted stock granted under the Company's 2005 Long-Term Incentive Plan was based on the average of the Company's high and low stock prices on the date of grant. Upon the adoption of the Company's Incentive Compensation Plan in February 2008, the fair value of performance shares and restricted stock granted under the new plan is based on the Company's closing stock price on the date of grant. Compensation expense for performance shares is recorded ratably over the vesting period, assuming that achievement of performance goals is deemed probable. Compensation expense for restricted stock is recognized ratably over the vesting period. The per share weighted average fair value of restricted shares, including restricted stock and performance shares, granted during fiscal 2008, 2007 and 2006 was $51.41, $49.27 and $46.32, respectively.

EMPLOYEE BENEFIT PLANS

      Landauer sponsors postretirement benefit plans to provide pension, supplemental retirement funds, and medical expense reimbursement to eligible retired employees, as well as a directors' retirement plan that provides for certain retirement benefits payable to non-employee directors. Refer to the footnote "Employee Benefit Plans" on page 46 of this Annual Report on Form 10-K for further information on these benefit plans.

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

      The adoption of SFAS No. 158 did not impact the Company's plan measurement dates, as its plans historically have used a plan measurement date of September 30. The following table illustrates the incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at September 30, 2007. The adoption of SFAS No. 158 had no effect on the Company's consolidated statement of income.

                                         Before                   After
                                       Application              Application
                                         of SFAS     Adjust-      of SFAS
(Dollars in Thousands)                   No. 158     ments        No. 158
----------------------                 ----------  ----------   ----------

Goodwill and other intangible
  assets, net. . . . . . . . . . . . .   $ 18,514  $     (187)    $ 18,327
Deferred income taxes, net . . . . . .       (191)        524          333
Assets . . . . . . . . . . . . . . . .     97,003         337       97,340
                                         --------    --------     --------
Accrued pension and postretire-
  ment costs . . . . . . . . . . . . .        863        (557)         306
Current liabilities. . . . . . . . . .     28,524        (557)      27,967
                                         --------    --------     --------
Pension and postretirement
  obligations. . . . . . . . . . . . .      7,901       1,674        9,575
Non-current liabilities. . . . . . . .      7,901       1,674        9,575
                                         --------    --------     --------
Accumulated other comprehensive
  loss, net. . . . . . . . . . . . . .        271        (780)        (509)
Stockholders' equity . . . . . . . . .     60,290        (780)      59,510
                                         --------    --------     --------
Liabilities and
  stockholders' equity . . . . . . . .   $ 97,003    $    337     $ 97,340
                                         ========    ========     ========

RECENT ACCOUNTING PRONOUNCEMENTS

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for the Company for fiscal year 2009. FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP SFAS No. 157-1 amends SFAS No. 157 to exclude leasing transactions covered by SFAS No. 13. The Company has evaluated SFAS No. 157 and does not expect it to have a material impact on the Company's financial position, results of operations and financial disclosures.

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

SFAS No. 159 is effective for the Company for fiscal year 2009. The Company does not expect to change its measurement of certain assets and liabilities to fair value as permitted by SFAS No. 159. Therefore the Company does not expect SFAS No. 159 to have a material impact on its financial position, results of operations and financial disclosures. However, the Company intends to re-evaluate its opportunity to elect the fair value option in the future when other eligible items are recognized.

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

The Issue is effective for the Company for fiscal year 2009, including interim periods within the fiscal year. The Company does not expect EITF No. 06-10 to have a material impact on its financial position, results of operations and financial disclosures.

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

2.    IMPAIRMENT AND ACCELERATED DEPRECIATION CHARGES

      During fiscal 2007, the Company began implementation of an information technology initiative to re-engineer various business processes and replace components of its information technology systems that support customer relationship management and the order-to-cash cycle. As part of this information technology initiative, management conducted an evaluation of its different information technology platforms and the usefulness of its investments made in legacy information systems' hardware and software; this evaluation was concluded in the quarter ending June 30, 2007. Management identified certain legacy assets with a net book value of approximately $3,500,000 that were either subject to immediate impairment or retirement once the full system implementation has been completed. Management anticipated that the assets subject to retirement would be utilized through March 31, 2008, and therefore, the Company recorded accelerated depreciation through the newly determined remaining useful lives.

      As of September 30, 2007, the Company recorded a pretax non-cash charge of $2,875,000 ($1,725,000, after tax at a marginal tax rate of 40%), or $0.19 per diluted share. The non-cash charge included an impairment of $2,185,000 for those assets management determined have no future value and $690,000 of incremental depreciation expense for those assets whose remaining useful lives were adjusted. In fiscal 2008, the Company recognized a non-cash charge of $376,000 ($225,000, after tax at a marginal tax rate of 40%), or $0.02 per diluted share, for the remaining accelerated depreciation on the assets to be retired.


3.    INCOME PER COMMON SHARE

      Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock that would have been outstanding assuming dilution during each year. The Company considered the impact of SFAS No. 123R on the computation of diluted shares. The Company adopted SFAS No. 123R using the modified prospective method and elected to use the alternative transition method ("short-cut method") to determine its pool of windfall tax benefits.

      Following is a table that presents the weighted average number of shares of common stock for the years ended September 30:

(Amounts in Thousands)                         2008      2007       2006
----------------------                       --------  --------   --------
Weighted average number of shares of
    common stock outstanding . . . . . . . .    9,237     9,127      9,045
Effect of dilutive stock-based
    compensation awards. . . . . . . . . . .       65        69         67
                                             --------  --------   --------
Weighted average number of shares of
    common stock assuming dilution . . . . .    9,302     9,196      9,112
                                             ========  ========   ========

      Following is a table that provides net income and earnings per share for the years ended September 30:

(Dollars in Thousands,
Except per Share)                              2008      2007       2006
----------------------                       --------  --------   --------
Net income . . . . . . . . . . . . . . . . . $ 22,983  $ 19,316   $ 19,046
    Basic EPS. . . . . . . . . . . . . . . .   $ 2.49    $ 2.12     $ 2.11
    Diluted EPS. . . . . . . . . . . . . . .   $ 2.47    $ 2.10     $ 2.09

4.    EQUITY IN JOINT VENTURE

      Landauer's 50% interest in the common stock of Nagase-Landauer, Ltd., a Japanese corporation located in Tokyo and engaged in providing radiation monitoring services in Japan, is accounted for on the equity basis. The related equity in earnings of this joint venture is included in its own caption in the accompanying Statements of Income. Landauer received dividend payments of $894,000 and $560,000 during fiscal years 2008 and 2007, respectively.

      Condensed audited results of operations for Nagase-Landauer, Ltd. were as follows, converted into U.S. dollars at the average rate of exchange, for the years ended September 30:

(Dollars in Thousands)                         2008      2007       2006
----------------------                       --------  --------   --------
Revenues . . . . . . . . . . . . . . . . . . $ 19,235  $ 16,472   $ 15,192
Income before income taxes . . . . . . . . .    4,885     4,833      4,168
Net income . . . . . . . . . . . . . . . . .    2,701     2,828      2,282
                                             ========  ========   ========
Average exchange rate (<yen>/$). . . . . . .   107.28     118.5      116.3
                                             ========  ========   ========

      Condensed audited balance sheets for the years ended September 30, 2008 and 2007, converted into U.S. dollars at the then-current rate of exchange, were as follows:

(Dollars in Thousands)                         2008      2007
----------------------                       --------  --------
Current assets . . . . . . . . . . . . . . . $ 15,136  $ 14,530
Other assets . . . . . . . . . . . . . . . .    4,185     2,285
                                             --------  --------
Total assets . . . . . . . . . . . . . . . . $ 19,321  $ 16,815
                                             ========  ========

Liabilities. . . . . . . . . . . . . . . . . $  7,731  $  6,859
Stockholders' equity . . . . . . . . . . . .   11,590     9,956
                                             --------  --------
Total liabilities and
  stockholders' equity . . . . . . . . . . . $ 19,321  $ 16,815
                                             ========  ========


5.    GOODWILL AND OTHER INTANGIBLE ASSETS

      The components of goodwill and other intangible assets for the years ended September 30, 2008 and 2007 were as follows:

(Dollars in Thousands)                         2008      2007
----------------------                       --------  --------
Goodwill . . . . . . . . . . . . . . . . . . $ 13,343  $ 13,364
Customer lists, net of amortization
  of $3,078 in 2008 and $2,530 in 2007
  (useful life of 10-15 years) . . . . . . .    4,134     4,295
Licenses and patents, net of amortization
  of $430 in 2008 and $490 in 2007
  (useful life of 10-17 years) . . . . . . .      606       592
Other intangibles, net of amortization
  of $557 in 2008 and $501 in 2007
  (useful life of 10 years). . . . . . . . .       19        76
                                             --------  --------
Total. . . . . . . . . . . . . . . . . . . . $ 18,102  $ 18,327
                                             ========  ========

      The intangible asset amounts noted above are presented net of accumulated amortization of $7,359,000 at September 30, 2008 and $6,819,000 at September 30, 2007. Amortization of intangible assets was $658,000, $640,000 and $652,000, for the years ended September 30, 2008, 2007 and 2006, respectively. Estimated annual aggregate amortization expense related to intangible assets will be approximately $617,000, $611,000, $542,000, $542,000 and $542,000, respectively, for each of the next five years.


6.    INCOME TAXES

      The components of the provision for income taxes for the years ended September 30, 2008, 2007 and 2006 were as follows:


(Dollars in Thousands)                     2008        2007         2006
----------------------                   --------    --------     --------
Current:
   Federal . . . . . . . . . . . . . .   $  5,340    $  9,752     $ 10,932
   State . . . . . . . . . . . . . . .        958       2,349        2,657
                                         --------    --------     --------
     Current tax provision . . . . . .   $  6,298    $ 12,101     $ 13,589
                                         ========    ========     ========
Deferred:
   Federal . . . . . . . . . . . . . .   $  5,379    $   (520)    $ (1,455)
   State . . . . . . . . . . . . . . .      1,441        (168)        (351)
                                         --------    --------     --------
     Deferred tax provision
       (benefit) . . . . . . . . . . .   $  6,820    $   (688)    $ (1,806)
                                         ========    ========     ========

Income tax provision . . . . . . . . .   $ 13,118    $ 11,413     $ 11,783
                                         ========    ========     ========

      The provision for taxes on income in each period differs from that which would be computed by applying the statutory U.S. federal income tax rate of 35.0% to income before taxes. Significant differences affecting the provision were as follows:

(Dollars in Thousands)                     2008        2007         2006
----------------------                   --------    --------     --------

Income tax provision at statutory
  rate of 35.0%. . . . . . . . . . . .   $ 12,751    $ 10,791     $ 10,849
Increases (decreases) resulting from:
    State income taxes, net of
      federal benefit. . . . . . . . .      1,559       1,418        1,499
    Foreign rate differences . . . . .       (481)       (206)         (74)
    Non-taxed equity earnings. . . . .       (473)       (495)        (399)
    Other. . . . . . . . . . . . . . .       (238)        (95)         (92)
                                         --------    --------     --------
Income tax provision as reported . . .   $ 13,118    $ 11,413     $ 11,783
                                         ========    ========     ========
Effective income tax rate. . . . . . .      36.0%       37.0%        38.0%
                                         ========    ========     ========

      The Company accounts for income taxes in accordance with SFAS
No. 109, "Accounting for Income Taxes." Accordingly, the Company recognizes certain income and expense items in different years for financial and tax reporting purposes. These temporary differences are primarily attributable to (a) utilization of accelerated depreciation methods for tax purposes,
(b) amortization of badge holder and software development costs, (c) limitations on deductibility of pension costs, (d) estimated mitigation costs for existing HomeBuyer's contracts, (e) accrued benefit claims, vacation pay, and other compensation-related costs, and (f) allowances for obsolete inventory.

      Significant components of deferred taxes at September 30, 2008 and 2007 were as follows:

(Dollars in Thousands)                             2008        2007
----------------------                           --------    --------

Deferred tax assets:
  Tangible asset amortization. . . . . . . . .   $      -    $  3,530
  Pension accrual. . . . . . . . . . . . . . .      1,967       3,342
  Compensation expense . . . . . . . . . . . .        722         709
  HomeBuyer's accrued mitigation costs . . . .        290         298
  Medical insurance claims . . . . . . . . . .        528         560
  Other. . . . . . . . . . . . . . . . . . . .        613         489
                                                 --------    --------
                                                 $  4,120    $  8,928
                                                 ========    ========
Deferred tax liabilities:
  Tangible asset amortization. . . . . . . . .   $    506    $      -
  Depreciation . . . . . . . . . . . . . . . .        553         851
  Software development . . . . . . . . . . . .      3,928       2,503
  Intangible asset amortization. . . . . . . .        632         710
  Other. . . . . . . . . . . . . . . . . . . .        811         453
                                                 --------    --------
                                                 $  6,430    $  4,517
                                                 ========    ========
Net deferred tax (liability) asset . . . . . .   $ (2,310)   $  4,411
                                                 ========    ========

      Deferred taxes are not provided on the undistributed earnings of certain subsidiaries operating outside of the United States that have been or are intended to be permanently reinvested outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting income tax liability in the United States.

INCOME TAX UNCERTAINTIES

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

      As a result of the implementation of FIN No. 48, the Company recognized a $421,000 gross increase, exclusive of interest and penalties, in the liability for income tax uncertainties. The October 1, 2007 balance of retained earnings was reduced by $231,000 for the adoption of FIN No.
48. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits, exclusive of interest and penalties, is as follows:

(Dollars in Thousands)
----------------------

Balance at October 1, 2007, as revised . . . . . . . . . . .  $  421
Increases based on tax positions for the current year. . . .      91
Increases based on tax positions for prior years . . . . . .     307
Decreases based on tax positions for prior years . . . . . .     (49)
Settlements. . . . . . . . . . . . . . . . . . . . . . . . .     (26)
Lapse of statute of limitations. . . . . . . . . . . . . . .     (50)
                                                              ------
Balance at September 30, 2008. . . . . . . . . . . . . . . .  $  694
                                                              ======

      Of the $694,000 of gross unrecognized tax benefits as of September 30, 2008, $516,000 (net of federal and state benefits) represents the portion that, if recognized, would impact the Company's effective tax rate. As of September 30, 2008, the Company believes that it is reasonably possible that its liability for income tax uncertainties will decrease, exclusive of interest and penalties, in the estimated range of $160,000 to $360,000, due to the initiation of settlements for certain state tax liabilities within the next twelve months.

      The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company recognized approximately $145,000 in interest and penalties during fiscal 2008. As of September 30, 2008, the gross amount of interest accrued was $90,000 and the accrual for the potential payment of penalties was $151,000.

      As of September 30, 2008, the Company's U.S. income tax returns for fiscal 2005 and subsequent years remain subject to examination by the Internal Revenue Service. The Company has no on-going examinations of any tax year by the Internal Revenue Service. State income tax returns generally have statute of limitations for periods between three and five years from the date of filing. During fiscal 2008, the State of Illinois began an income tax audit of the returns for the fiscal tax years ending September 30, 2004, 2005 and 2006. The audit resulted in no material adjustments. For the Company's major foreign jurisdictions, its tax returns in the UK and France for fiscal years 2005, 2006 and 2007 remain open and subject to examination by taxing officials.


7.    CREDIT FACILITY

      In April 2004, the Company negotiated a $25 million line of credit with a commercial bank and borrowed $7,724,000 (euro-denominated) under this facility as part of funding the acquisition of the remaining 49% minority interest in Landauer-Europe. The Company funded euro-based debt service payments from euro-denominated cash flows. The credit agreement was amended, effective March 25, 2005, to extend the maturity date to March 25, 2006 and reduce the aggregate loan commitment under the credit facility to $15 million, with an option for the Company to increase to $25 million. A second amendment was made effective March 25, 2006, to extend the maturity date to March 25, 2007 and increase the minimum tangible net worth covenant to $22.4 million. The Company did not renew the line upon its maturity in March 2007. In October 2007, the Company negotiated a new credit facility, which expires on October 31, 2009. The new credit facility permits borrowing up to $15 million. To date, no borrowings have been made under this facility.


8.    CAPITAL STOCK

      Landauer has two classes of capital stock, preferred and common, with a par value of $0.10 per share for each class. As of September 30, 2008 and 2007, there were 9,332,508 and 9,210,861 shares of common stock issued and outstanding (20,000,000 shares are authorized), respectively. There are no shares of preferred stock issued (1,000,000 shares are authorized). Cash dividends of $2.00 per common share were declared in fiscal 2008. At September 30, 2008, there were accrued and unpaid dividends of $4,686,000.

      Landauer has reserved 500,000 shares of common stock under the Landauer, Inc. Incentive Compensation Plan approved on February 7, 2008. Previously, Landauer had reserved 500,000 shares of common stock for grants under its 2005 Long-Term Incentive Plan. Upon approval of the new plan in 2008, all shares reserved under the prior plan were cancelled.

9.    EMPLOYEE BENEFIT PLANS

      In the United States, Landauer maintains a qualified noncontributory defined benefit pension plan covering substantially all full-time employees. The Company also maintains a supplemental key executive retirement plan that provides for certain retirement benefits payable to key officers and managers. The supplemental plan is not separately funded and costs of the plan are expensed annually. The Company maintains a directors' retirement plan that provides for certain retirement benefits payable to non-employee directors. The directors' plan was terminated in 1997. Pensions for international employees are generally provided under government sponsored programs funded by employment taxes. For the fiscal years ended September 30, 2008, 2007 and 2006, expense for the Company's defined benefit pension plans was $1,730,000, $1,929,000 and $1,888,000, respectively.

      Landauer maintains a 401(k) savings plan covering substantially all U.S. full-time employees. Qualified contributions made by employees to the plan are partially matched by the Company. Amounts expensed for company matching contributions under the plan during the fiscal years ended September 30, 2008, 2007 and 2006 were $123,000, $149,000 and $148,000, respectively.

      The Company also maintains an unfunded retiree medical expense reimbursement plan. Under the terms of the plan, which covers retirees with ten or more years of service, the Company will reimburse retirees to age 70, or to age 65 in accordance with plan changes effective October 1, 2005, for (i) a portion of the cost of coverage under the then-current medical and dental insurance plans if the retiree is under age 65, or (ii) all or a portion of the cost of Medicare and supplemental coverage if the retiree is over age 64. The assumptions for health-care cost ultimate trend rates were 6% for those younger than 65, and 5% for those 65 and older. For the fiscal years ended September 30, 2008, 2007 and 2006, expense for the Company's postretirement medical plan was $10,000, $82,000 and $98,000, respectively.

      The Company adopted SFAS No. 158 as of the end of its 2007 fiscal year. The impact of the adoption is discussed in Note 1 "Summary of Significant Accounting Policies". The standard generally requires an employer to recognize the over- or underfunded status of its defined benefit postretirement plans on its balance sheet and recognize changes in the funded status, as the changes occur, through comprehensive income. Prior periods do not require restatement. The Company uses its fiscal year end, September 30, as the measurement date for its plans. The following tables set forth the status of the combined defined benefit pension plans and the postretirement medical plan, as pension benefits and other benefits, respectively, at September 30, 2008 and 2007. The Company's subsidiary in France maintains a pension plan, in the amount of approximately $144,000 and $167,000 as of September 30, 2008 and 2007, respectively, which has not been included in the following tables.

                                     Pension Benefits     Other Benefits
                                    ------------------  ------------------
(Dollars in Thousands)                2008      2007      2008      2007
----------------------              --------  --------  --------  --------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at
  beginning of year. . . . . . . .  $ 21,458  $ 21,583  $  1,355  $  1,481
Service cost . . . . . . . . . . .     1,084     1,143        43        58
Interest cost. . . . . . . . . . .     1,347     1,210        68        76
Special termination benefits (1) .         -       140         -         -
Actuarial gain . . . . . . . . . .    (3,400)   (2,178)     (284)     (172)
Benefits paid. . . . . . . . . . .      (629)     (440)      (48)      (88)
                                    --------  --------  --------  --------
Benefit obligation at
  end of year. . . . . . . . . . .    19,860    21,458     1,134     1,355
                                    --------  --------  --------  --------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at
  beginning of year. . . . . . . .    13,099    11,082         -         -
Actual return on plan assets . . .    (1,189)    1,183         -         -
Employer contributions . . . . . .       882     1,274        48        88
Benefits paid. . . . . . . . . . .      (629)     (440)      (48)      (88)
                                    --------  --------  --------  --------
Fair value of plan assets at
  end of year. . . . . . . . . . .    12,163    13,099         -         -
                                    --------  --------  --------  --------

Funded status at end of year . . .  $ (7,697) $ (8,359) $ (1,134) $ (1,355)
                                    ========  ========  ========  ========

(1) Represents benefit costs arising from the retirement of the Company's former CFO. Refer to Note 12 "Reorganization Charges" for additional information.

                                     Pension Benefits     Other Benefits
                                    ------------------  ------------------
(Dollars in Thousands)                2008      2007      2008      2007
----------------------              --------  --------  --------  --------
AMOUNTS RECOGNIZED IN
 CONSOLIDATED BALANCE SHEETS:
Current liabilities -
  accrued pension and
    postretirement costs . . . . .  $   (286) $   (217) $    (80) $    (89)
Noncurrent liabilities -
  pension and postretirement
  obligations. . . . . . . . . . .    (7,411)   (8,142)   (1,054)   (1,266)
                                    --------  --------  --------  --------
Net amount recognized. . . . . . .  $ (7,697) $ (8,359) $ (1,134) $ (1,355)
                                    ========  ========  ========  ========

AMOUNTS RECOGNIZED IN
 ACCUMULATED OTHER
 COMPREHENSIVE INCOME (LOSS):
Net loss (gain). . . . . . . . . .  $   (677) $    683  $    110  $    404
Prior service cost (credit). . . .       734       884      (333)     (444)
                                    --------  --------  --------  --------
Net amount recognized in
  accumulated other
  comprehensive income (loss). . .  $     57  $  1,567  $   (223) $    (40)
                                    ========  ========  ========  ========

      At September 30, 2008 and 2007, the accumulated benefit obligation for all defined benefit pension plans was $17,975,000 and $18,592,000, respectively. Information for pension plans with an accumulated benefit obligation in excess of plans assets is set forth in the following table:

                                                          September 30,
(Dollars in Thousands)                                 2008         2007
----------------------                               --------     --------
Projected benefit obligation . . . . . . . . . . .   $  6,424     $  6,393
Accumulated benefit obligation . . . . . . . . . .      6,352        5,977
Fair value of plan assets. . . . . . . . . . . . .          -            -

      The components of net periodic benefit cost were as follows:

                          Pension Benefits            Other Benefits
                      -------------------------  -------------------------
(Dollars in
Thousands)             2008     2007     2006     2008     2007     2006
------------          -------  -------  -------  -------  -------  -------
Service cost . . . .  $ 1,084  $ 1,143  $ 1,246  $    43  $    58  $    20
Interest cost. . . .    1,347    1,210    1,153       68       76       82
Expected return on
  plan assets. . . .     (859)    (747)    (772)       -        -        -
Amortization of
  transition asset .        -       (6)      (6)       -        -        -
Amortization of
  prior service
  cost (credit). . .      149      149      156     (111)    (111)    (111)
Recognized net
  actuarial loss . .        9       40      111       10       59      107
Special termin-
  ation benefits . .        -      140        -        -        -        -
                      -------  -------  -------  -------  -------  -------
Net periodic
  benefit cost . . .  $ 1,730  $ 1,929  $ 1,888  $    10  $    82  $    98
                      =======  =======  =======  =======  =======  =======

      Other changes in plan assets and benefit obligations recognized in other comprehensive income, pre-tax, during fiscal 2008 were as follows:

                                                     Pension       Other
                                                     Benefits     Benefits
                                                     --------     --------
(Dollars in Thousands)                                 2008         2008
----------------------                               --------     --------
Net gain . . . . . . . . . . . . . . . . . . . . .   $ (1,351)    $   (284)
Amortization of net gain . . . . . . . . . . . . .         (9)         (10)
Amortization of prior service cost (credit). . . .       (149)         111
                                                     --------     --------
Total recognized in other comprehensive
  income . . . . . . . . . . . . . . . . . . . . .   $ (1,509)    $   (183)
                                                     ========     ========

Total recognized in net periodic benefit cost
  and other comprehensive income . . . . . . . . .   $    221     $   (173)
                                                     ========     ========

      The estimated pre-tax amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over the next fiscal year are:

                                                     Pension       Other
(Dollars in Thousands)                               Benefits     Benefits
----------------------                               --------     --------
Net loss (gain). . . . . . . . . . . . . . . . . .   $     (5)    $      -
Prior service cost (credit). . . . . . . . . . . .        134         (111)
                                                     --------     --------
Net amount expected to be recognized . . . . . . .   $    129     $   (111)
                                                     ========     ========

ASSUMPTIONS

      The weighted-average assumptions used to determine benefit obligations at September 30 were as follows:

                                     Pension Benefits     Other Benefits
                                    ------------------  ------------------
                                      2008      2007       2008     2007
                                    --------  --------   -------- --------
Discount rate. . . . . . . . . . .     7.50%     6.30%      7.50%    6.30%
Rate of compensation increase. . .     3.50%     3.50%      3.50%    3.50%


      The weighted-average assumptions used to determine net periodic benefit cost for years ended September 30 were as follows:

                                     Pension Benefits     Other Benefits
                                    ------------------  ------------------
                                      2008      2007       2008     2007
                                    --------  --------   -------- --------
Discount rate. . . . . . . . . . .     6.30%     5.90%      6.30%    5.90%
Expected long-term return
  on plan assets . . . . . . . . .     6.50%     6.50%      0.00%    0.00%
Rate of compensation increase. . .     3.50%     3.50%      3.50%    3.50%

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

      Assumed health care cost trend rates at September 30 were:

                                                       2008         2007
                                                     --------     --------
Health care cost trend rate assumed
  for next year. . . . . . . . . . . . . . . . . .        12%          12%
Rate to which the cost trend rate is
  assumed to decline (the ultimate trend rate) . .         6%           6%
Year that the rate reaches the ultimate
  trend rate . . . . . . . . . . . . . . . . . . .       2014         2013

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of September 30, 2008:

                                            1-Percentage-    1-Percentage-
(Dollars in Thousands)                      Point Increase   Point Decrease
----------------------                      --------------   --------------
Effect on aggregate of service
  and interest cost. . . . . . . . . . . .         $    6           $   (6)
Effect on postretirement
  benefit obligation . . . . . . . . . . .         $   19           $  (70)

PLAN ASSETS

      Landauer's pension plan weighted-average asset allocations by asset category at September 30 were:

                                                         Plan Assets at
                                                          September 30,
                                                      ---------------------
Asset Category                                         2008         2007
--------------                                       --------     --------
Fixed income . . . . . . . . . . . . . . . . . . .        57%          51%
Equity securities. . . . . . . . . . . . . . . . .        40%          48%
Cash equivalents . . . . . . . . . . . . . . . . .         3%           1%
                                                         ----         ----
Total. . . . . . . . . . . . . . . . . . . . . . .       100%         100%
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

CONTRIBUTIONS

      To meet the IRS minimum funding standards, the Company is required to contribute approximately $766,000 to its defined benefit pension plan during fiscal 2009, of which approximately $235,000 is for the 2008 plan year. In October 2008, the Company contributed $2.0 million to the plan, fulfilling its funding requirements for fiscal 2009 and offsetting the loss on plan assets that occurred during fiscal 2008.

ESTIMATED FUTURE BENEFIT PAYMENTS

      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                               Pension      Other
      (Dollars in Thousands)                   Benefits    Benefits
      ----------------------                   --------    --------

      2009 . . . . . . . . . . . . . . . . .     $  741      $   82
      2010 . . . . . . . . . . . . . . . . .        736          85
      2011 . . . . . . . . . . . . . . . . .        778          82
      2012 . . . . . . . . . . . . . . . . .        948          92
      2013 . . . . . . . . . . . . . . . . .      1,000          43
      Years 2014-2018. . . . . . . . . . . .      6,858         225


10.   COMMITMENTS AND CONTINGENCIES

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of September 30, 2008, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

11.   STOCK-BASED COMPENSATION

      The Company maintains four stock-based compensation plans for key employees and/or non-employee directors: (i) the Landauer, Inc. 1996 Equity Plan, as amended and restated through November 8, 2001; (ii) the Landauer, Inc. 1997 Non-Employee Director's Stock Option Plan, as amended and restated through November 8, 2001; (iii) the Landauer, Inc. 2005 Long-Term Incentive Plan; and (iv) the Landauer, Inc. Incentive Compensation Plan (the "IC Plan") which was approved by shareholders in February 2008. For future grants, the IC Plan replaced the previous three plans. The Company reserved 500,000 shares of its common stock for grant under the IC Plan, and shares reserved for award and unused under the previous three plans were cancelled. The Plans provide for grants of options to purchase the Company's common stock, restricted stock, restricted stock units, performance shares and units, and stock appreciation rights. Shares issued upon settlement of stock-based compensation awards are issued from the Company's authorized, unissued stock.

STOCK OPTIONS

      Expense related to stock options issued to eligible employees and directors under the Plans is recognized ratably over the vesting period. Stock options generally vest over a period of 0 to 4 years and have 10-year contractual terms. A summary of stock option activity during fiscal 2008 is presented below (in thousands, except option prices):

                                                  Weighted-
                                                  Average
                                     Weighted-    Remaining
                          Number     Average     Contractual    Aggregate
                            of       Exercise       Term        Intrinsic
                          Options     Price        (Years)        Value
                          -------    ---------   -----------    ---------
Outstanding at
  October 1, 2007. . . .     314      $ 43.07
Exercised. . . . . . . .    (150)       41.03
Forfeited. . . . . . . .      (1)       45.64
                          ------      -------

Outstanding at
  September 30, 2008 . .     163      $ 44.94           6.0      $ 4,522
                          ======      =======       =======      =======

Exercisable at
  September 30, 2008 . .     163      $ 44.94           6.0      $ 4,522
                          ======      =======       =======      =======

      As of September 30, 2008, all outstanding stock options were vested and compensation expense related to stock options was recognized. The Company has not granted stock options subsequent to fiscal 2005. The intrinsic value of options exercised totaled approximately $2,273,000, $2,181,000 and $590,000 during fiscal 2008, 2007 and 2006, respectively.
The total income tax benefit recognized in the consolidated statements of income related to the exercise of stock options was approximately $915,000, $870,000 and $235,000 during fiscal 2008, 2007 and 2006, respectively.

RESTRICTED SHARE AWARDS

      Restricted share awards consist of performance shares and time vested restricted stock. Expense related to performance shares and restricted stock is recognized ratably over the vesting period. Restricted stock issued to eligible employees and directors under the Plans vests, to date, over a period from 6 months to 5 years, and performance shares contingently vest over various periods, depending on the nature of the performance goal. Restricted share transactions during fiscal 2008 were as follows (in thousands, except fair values):
                                           Number of       Weighted-
                                           Restricted      Average
                                             Share          Fair
                                             Awards         Value
                                           ----------     ----------
Outstanding at October 1, 2007 . . . . .           42        $ 48.41
Granted. . . . . . . . . . . . . . . . .           32          51.41
Vested . . . . . . . . . . . . . . . . .          (20)         48.51
Forfeited. . . . . . . . . . . . . . . .           (7)         48.29
                                               ------        -------
Outstanding at September 30, 2008. . . .           47        $ 50.41
                                               ======        =======

      As of September 30, 2008, unrecognized compensation expense related to restricted share awards totaled approximately $1,300,000 and is expected to be recognized over a weighted average period of 1.1 years. The total fair value of shares vested during fiscal 2008, 2007 and 2006 was $986,000, $87,000 and $503,000, respectively.


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


13.   GEOGRAPHIC INFORMATION

      The Company operates in a single business segment, radiation monitoring services. The Company provides these services primarily to customers in the United States, as well as to customers in other geographic markets. The Company does not have any significant long-lived assets in foreign countries. The following table shows the geographical distribution of revenues for the fiscal years ended September 30, 2008, 2007 and 2006:

(Dollars in Thousands)                         2008      2007       2006
----------------------                       --------  --------   --------
Domestic . . . . . . . . . . . . . . . . . . $ 66,663  $ 64,928   $ 63,966
Europe - France and UK . . . . . . . . . . .   14,581    12,046     10,114
Other countries. . . . . . . . . . . . . . .    8,710     6,742      4,963
                                             --------  --------   --------
                                             $ 89,954  $ 83,716   $ 79,043
                                             ========  ========   ========

      Revenues of Nagase-Landauer, Ltd., the Company's joint venture in Japan, are not consolidated and are not included in the above table. Audited revenues of Nagase-Landauer, Ltd. for fiscal years 2008, 2007 and 2006 were $19,235,000, $16,472,000 and $15,192,000, respectively. See
Note 4 for additional information on Nagase-Landauer, Ltd.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To Stockholders and Board of Directors of Landauer, Inc.:

      In our opinion, the consolidated financial statements included in
Item 8 present fairly, in all material respects, the financial position of Landauer, Inc. and its subsidiaries at September 30, 2008 and September 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting," under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits (which were integrated audits in 2008 and 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

      As discussed in Note 1 to the consolidated financial statements, the Company began recording their pension and post-retirement benefits in accordance with Statement of Financial Accounting Standards No. 158 "Employers' Accounting for Defined Benefit Pension and Other
Post-Retirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132 (R)" as of September 30, 2007.

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




/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Chicago, IL
December 11, 2008

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") (the Company's principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures as of September 30, 2008 were effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company's internal control over financial reporting was effective as of September 30, 2008. The effectiveness of the Company's internal control over financial reporting as of September 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears under Item 8 of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There have been no changes in the Company's internal control over financial reporting that occurred during the period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION

      None.

                                   PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      Information pursuant to this Item relating to the directors of the Company, contained under the headings "Election of Directors", "Beneficial Ownership of Common Stock", and "Process for Nominating Directors" in the Proxy Statement, is incorporated herein by reference. Information pursuant to this Item relating to the officers of the Company, contained under the heading "Executive Officers of the Company" in this Annual Report on Form 10-K, is incorporated herein by reference.

      Disclosure pursuant to this Item regarding Section 16(a) reporting compliance, contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, is incorporated herein by reference. Information pursuant to this Item relating to the Company's Audit Committee and the Company's code of ethics, contained under the heading "Board of Directors and Committees" in the Proxy Statement, is incorporated herein by reference.


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


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information contained under the heading "Fees Billed by Independent Public Accountants" in the Proxy Statement is incorporated herein by reference.

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

      (3)(b) By-laws of the Registrant, as amended and restated effective October 30, 2008, are incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated October 30, 2008.

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

      (10)(w) Form of Performance Stock Award under the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit (10)(w) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

      (10)(x) Form of Restricted Stock Award under the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit (10)(x) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

      (10)(y) The Loan Agreement between Landauer, Inc. and U.S. Bank, N.A. is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 11, 2007.

      (10)(z) The Landauer, Inc. Incentive Compensation Plan is incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders dated January 4, 2008.

      (10)(aa) Form of Restricted Stock Award under the Landauer, Inc. Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 7, 2008.

      (10)(ab) Form of Performance Stock Award under the Landauer, Inc. Incentive Compensation Plan is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated February 7, 2008.

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

             ALSA Dosimetria, S. de R.L. de C.V. (56.25%)
             Mexico City, Mexico

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


      Exhibits 10(a), 10(b), 10(e), 10(f), 10(g), 10(h), 10(i), 10(j),
      10(k), 10(l), 10(m), 10(n), 10(o), 10(p), 10(q), 10(r), 10(s), 10(t),
      10(u), 10(v), 10(w), 10(x), 10(z), 10(aa) and 10(ab) listed above are management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   LANDAUER, INC.


                   By:   /s/ William E. Saxelby            December 12, 2008
                         --------------------------
                         William E. Saxelby
                         President and
                         Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                         Title                     Date
      ---------                         -----                     ----

/s/ William E. Saxelby         President and Director      December 12, 2008
------------------------    (Principal Executive Officer)
William E. Saxelby


/s/ Jonathon M. Singer         Senior Vice President,      December 12, 2008
------------------------       Treasurer and Secretary
Jonathon M. Singer            (Principal Financial and
                                 Accounting Officer)


/s/ Robert J. Cronin                  Director             December 12, 2008
-------------------------
Robert J. Cronin


/s/ William G. Dempsey                Director             December 12, 2008
-------------------------
William G. Dempsey


/s/ Michael T. Leatherman             Director             December 12, 2008
-------------------------
Michael T. Leatherman


/s/ David E. Meador                   Director             December 12, 2008
-------------------------
David E. Meador


/s/ Stephen C. Mitchell               Director             December 12, 2008
------------------------
Stephen C. Mitchell


/s/ Thomas M. White                   Director             December 12, 2008
-------------------------
Thomas M. White


/s/ Michael D. Winfield               Director             December 12, 2008
-------------------------
Michael D. Winfield


                                         QUARTERLY FINANCIAL DATA (UNAUDITED)


(Amounts in Thousands,                                   First      Second        Third      Fourth        Total
Except per Share)                                       Quarter     Quarter      Quarter     Quarter       Year
----------------------                                  -------     -------      -------     -------      -------
Net revenues                      2008                  $21,809     $23,743      $21,902     $22,500      $89,954
                                  2007                  $20,160     $21,633      $20,589     $21,334      $83,716


Gross profit                      2008                  $14,608     $16,228      $14,973     $15,231      $61,040
                                  2007                  $13,069     $14,503      $13,993     $14,624      $56,189


Operating income (1, 2)           2008                  $ 7,820     $ 9,781      $ 8,502     $ 7,972      $34,075
                                  2007                  $ 7,300     $ 8,953      $ 5,472     $ 6,878      $28,603


Net income                        2008                  $ 5,276     $ 6,430      $ 5,793     $ 5,484      $22,983
                                  2007                  $ 4,859     $ 5,940      $ 3,907     $ 4,610      $19,316


Diluted net income per            2008                  $  0.57     $  0.69      $  0.62     $  0.59      $  2.47
  share (1, 2)                    2007                  $  0.53     $  0.65      $  0.42     $  0.50      $  2.10


Cash dividends per share          2008                  $ 0.500     $ 0.500      $ 0.500     $ 0.500      $  2.00
                                  2007                  $ 0.475     $ 0.475      $ 0.475     $ 0.475      $  1.90


Common stock price per            2008        high      $ 52.17     $ 54.39      $ 62.83     $ 73.52      $ 73.52
  share                                        low      $ 47.20     $ 47.00      $ 49.74     $ 54.89      $ 47.00

                                  2007        high      $ 57.29     $ 54.46      $ 52.65     $ 54.35      $ 57.29
                                               low      $ 48.20     $ 46.00      $ 46.90     $ 45.50      $ 45.50


Weighted average diluted          2008                    9,227       9,268        9,307       9,342        9,302
  shares outstanding              2007                    9,195       9,184        9,208       9,223        9,196

(1)   Includes accelerated depreciation of $376,000, reducing net income by $225,000 (after income tax benefit of
      $151,000) or $0.02 per diluted share in fiscal year 2008.

(2)   Includes accelerated depreciation and impairment charges of $2,875,000, reducing net income by $1,725,000
      (after income tax benefit of $1,150,000) or $0.19 per diluted share in fiscal year 2007.

                                                          62