Form 10-Q
period 2008-12-31
LANDAUER INC
filed 2009-02-06
CIK 825410

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

      [ X ]   QUARTERLY REPORT pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


              For the quarterly period ended December 31, 2008

                                     or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                    Outstanding at January 29, 2009
      ----------------------------         -------------------------------
      Common stock, $.10 par value                  9,317,139

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                      LANDAUER, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheets (Unaudited)
                        (000's, except share amounts)


                                            December 31,    September 30,
                                               2008             2008
                                            ------------    -------------
ASSETS
------
Current assets:
  Cash and cash equivalents. . . . . . . . .  $   23,562       $   33,938
  Receivables, net of allowances of
    $618 and $609, respectively. . . . . . .      23,099           19,738
  Inventories. . . . . . . . . . . . . . . .       4,376            3,550
  Prepaid expenses and
    other current assets . . . . . . . . . .       1,496            1,227
  Prepaid income taxes . . . . . . . . . . .       7,964            7,964
  Deferred income taxes. . . . . . . . . . .       2,312            2,312
                                              ----------       ----------
        Current assets . . . . . . . . . . .      62,809           68,729

Property, plant and equipment, at cost . . .      58,749           57,595
    Less: Accumulated depreciation
      and amortization . . . . . . . . . . .     (38,052)         (37,410)
                                              ----------       ----------
Net property, plant and equipment. . . . . .      20,697           20,185

Equity in joint venture. . . . . . . . . . .       6,158            5,796
Goodwill . . . . . . . . . . . . . . . . . .      13,244           13,343
Other intangible assets, net of
  amortization of $4,219 and $4,065,
  respectively . . . . . . . . . . . . . . .       4,674            4,759
Dosimetry devices, net of amortization of
  $10,993 and $10,632, respectively. . . . .       4,310            4,454
Other assets . . . . . . . . . . . . . . . .       1,127            1,424
                                              ----------       ----------
                                              $  113,019       $  118,690
                                              ==========       ==========
























 The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
              Consolidated Balance Sheets (Unaudited) (Cont'd.)
                        (000's, except share amounts)




                                            December 31,    September 30,
                                               2008             2008
                                            ------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . $     2,521       $      981
  Dividends payable. . . . . . . . . . . . .          37            4,686
  Deferred contract revenue. . . . . . . . .      14,466           15,626
  Accrued compensation and
    related costs. . . . . . . . . . . . . .       2,676            5,368
  Accrued pension and postretirement
    costs. . . . . . . . . . . . . . . . . .         366              366
  Other accrued expenses . . . . . . . . . .       8,649            7,197
                                              ----------       ----------
        Current liabilities. . . . . . . . .      28,715           34,224

Non-current liabilities:
  Pension and postretirement
    obligations. . . . . . . . . . . . . . .       6,792            8,609
  Deferred income taxes. . . . . . . . . . .       4,666            4,622
  Other non-current liabilities. . . . . . .       1,462              935
                                              ----------       ----------
        Non-current liabilities. . . . . . .      12,920           14,166

  Minority interest in subsidiary. . . . . .         413              545

Stockholders' equity:
  Preferred stock, $.10 par value
    per share, authorized 1,000,000
    shares; none issued. . . . . . . . . . .          --               --
  Common stock, $.10 par value per
    share, authorized 20,000,000 shares;
    9,334,748 and 9,332,508 shares
    issued and outstanding at
    December 31, 2008 and September 30,
    2008, respectively . . . . . . . . . . .         933              933
  Additional paid in capital . . . . . . . .      29,405           28,826
  Accumulated other comprehensive income . .         585              289
  Retained earnings. . . . . . . . . . . . .      40,048           39,707
                                              ----------       ----------
        Stockholders' equity . . . . . . . .      70,971           69,755
                                              ----------       ----------

                                              $  113,019       $  118,690
                                              ==========       ==========















 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
                Consolidated Statements of Income (Unaudited)
                      (000's, except per share amounts)



                                                  Three Months Ended
                                            -----------------------------
                                            December 31,     December 31,
                                               2008             2007
                                            ------------     ------------

Net Revenues . . . . . . . . . . . . . . . .  $   22,438       $   21,809

Costs and expenses:
    Cost of sales. . . . . . . . . . . . . .       7,140            7,201
    Selling, general and administrative. . .       6,493            6,788
                                              ----------       ----------
                                                  13,633           13,989
                                              ----------       ----------

Operating income . . . . . . . . . . . . . .       8,805            7,820

Equity in income of joint venture. . . . . .         420              386
Other income, net. . . . . . . . . . . . . .         149              318
                                              ----------       ----------

Income before taxes. . . . . . . . . . . . .       9,374            8,524
Income taxes . . . . . . . . . . . . . . . .       3,147            3,179
                                              ----------       ----------

Income before minority interest. . . . . . .       6,227            5,345
Minority interest. . . . . . . . . . . . . .          85               69
                                              ----------       ----------

Net income . . . . . . . . . . . . . . . . .  $    6,142       $    5,276
                                              ==========       ==========

Net income per share:
    Basic. . . . . . . . . . . . . . . . . .  $     0.66       $     0.58
                                              ==========       ==========
    Weighted average basic shares
      outstanding. . . . . . . . . . . . . .       9,280            9,160
                                              ==========       ==========

    Diluted. . . . . . . . . . . . . . . . .  $     0.66       $     0.57
                                              ==========       ==========
    Weighted average diluted shares
      outstanding. . . . . . . . . . . . . .       9,310            9,227
                                              ==========       ==========


















 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Unaudited)
                                   (000's)



                                                  Three Months Ended
                                            -----------------------------
                                            December 31,     December 31,
                                               2008             2007
                                            ------------     ------------
Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . . $     6,142      $     5,276
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation . . . . . . . . . . . . . .       1,260            1,723
    Amortization . . . . . . . . . . . . . .         154              161
    Equity in net income of joint
      venture. . . . . . . . . . . . . . . .        (420)            (386)
    Dividends from joint venture . . . . . .       1,062              894
    Stock-based compensation . . . . . . . .         452              387
    Tax benefit from stock-based
      compensation arrangements. . . . . . .         103               63
    Excess tax benefit from stock-based
      compensation arrangements. . . . . . .         (11)             (50)
    Increase in accounts receivable, net . .      (3,521)          (1,822)
    Decrease in prepaid taxes. . . . . . . .          --            1,767
    (Increase) decrease in inventory . . . .        (846)             114
    Increase in dosimetry devices
      at cost. . . . . . . . . . . . . . . .        (343)            (209)
    Increase in accounts payable and
      other current liabilities. . . . . . .         570              307
    Increase in taxes payable. . . . . . . .       2,430              699
    Decrease in accrued compensation
      and related costs. . . . . . . . . . .      (2,760)          (1,293)
    (Decrease) increase in deferred
      contract revenue . . . . . . . . . . .      (1,038)             622
    (Decrease) increase in long-term
      pension and postretirement
      obligations. . . . . . . . . . . . . .      (1,816)             340
    Other operating activities, net. . . . .        (343)             (94)
                                              ----------       ----------
    Net cash provided by operating
      activities . . . . . . . . . . . . . .       1,075            8,499

Cash flows used by investing activities:
    Acquisition of property, plant
      and equipment. . . . . . . . . . . . .      (1,343)          (1,556)
                                              ----------       ----------
    Net cash used by investing
      activities . . . . . . . . . . . . . .      (1,343)          (1,556)

Cash flows used by financing activities:
    Dividends paid to minority interest. . .        (151)            (167)
    Dividends paid to stockholders . . . . .      (9,549)          (4,375)
    Proceeds from the exercise of
      stock options. . . . . . . . . . . . .         135              245
    Excess tax benefit from stock-based
      compensation arrangements. . . . . . .          11               50
                                              ----------       ----------

                       LANDAUER, INC. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows (Unaudited) (Cont'd.)
                                   (000's)



                                                  Three Months Ended
                                            -----------------------------
                                            December 31,     December 31,
                                               2008             2007
                                            ------------     ------------

    Net cash used by financing activities. .      (9,554)          (4,247)

    Effects of foreign currency
      translation. . . . . . . . . . . . . .        (554)              (1)
                                              ----------       ----------
    Net (decrease) increase in
      cash and cash equivalents. . . . . . .     (10,376)           2,695
    Opening balance -
      cash and cash equivalents. . . . . . .      33,938           21,069
                                              ----------       ----------
    Ending balance -
      cash and cash equivalents. . . . . . .  $   23,562       $   23,764
                                              ==========       ==========











































 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (Unaudited)
                              December 31, 2008


(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or "the Company") as of December 31, 2008 and September 30, 2008, and the consolidated results of operations and cash flows for the three month periods ended December 31, 2008 and 2007. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended
September 30, 2008 and other financial information filed with the Securities and Exchange Commission.

      Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the results of operations or financial position.

      The results of operations for the three month periods ended
December 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. The September 30, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

      The accounting policies followed by the Company are set forth in the 2008 Landauer Annual Report on Form 10-K.

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

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2008


(2)   INCOME TAXES

      The fiscal year 2009 effective tax rate decreased primarily due to a reduction in Illinois state income taxes, the primary state in which the Company operates. Effective with the Company's fiscal year 2009 Illinois income tax return, the apportionment method used to calculate the income tax has changed from a cost of performance method to a market based approach, resulting in a decline in the Company's Illinois apportionment factor directly reducing Illinois taxable income and income tax. Additionally during the first quarter of fiscal 2009, the Company benefitted from the recognition of certain tax credits for qualified research and development activities as a result of Federal tax law changes allowing for the retroactive reinstatement of the credits.

      As of December 31, 2008, the Company's U.S. income tax returns for 2005 and subsequent years remain subject to examination by the Internal Revenue Service. The Company has no current on-going examination of any tax year by the Internal Revenue Service. State income tax returns generally have statute of limitations for periods between three and five years from the date of filing. For the Company's major foreign jurisdictions, its tax returns in the UK and France for fiscal years 2006, 2007 and 2008 remain open and subject to examination by taxing officials.


(3)   IMPAIRMENT AND ACCELERATED DEPRECIATION CHARGES

      As part of the IT initiative begun in fiscal 2007, management completed an evaluation of the usefulness of investments made in legacy information systems' hardware and software. Based on the evaluation, approximately $2,185,000 was determined to be impaired and approximately $690,000 of assets was subject to accelerated depreciation. In the first quarter of fiscal 2008, the Company recognized a non-cash charge of $188,000 for accelerated depreciation on the assets to be retired. The assets were fully depreciated in fiscal 2008.


(4)   CASH DIVIDENDS

      On November 26, 2008, the Company declared a regular quarterly cash dividend in the amount of $0.525 per share for the first quarter of fiscal 2009. The dividend was paid at the end of the first quarter to shareholders of record on December 12, 2008. As of December 31, 2008, there were accrued and unpaid dividends of $37,000, which will be paid upon the vesting of the related restricted performance stock awards at September 30, 2009, assuming the performance criteria is met. Regular quarterly cash dividends of $0.50 per share, or $2.00 annually, were paid during fiscal 2008.


(5)   COMPREHENSIVE INCOME

      The components of accumulated other comprehensive income included in the accompanying unaudited consolidated balance sheets at December 31, 2008 and September 30, 2008 consist of net minimum pension liability adjustments, impact of the adoption of SFAS No. 158 and adjustments for net gains, losses and prior service costs, and cumulative foreign currency translation adjustments. The following table sets forth the Company's comprehensive income and its components for the three month periods ended December 31, 2008 and 2007 (000's):

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2008


                                                     Three Months Ended
                                                         December 31,
                                                    ---------------------
                                                       2008        2007
                                                     --------    --------
Net income . . . . . . . . . . . . . . . . . . . .   $  6,142    $  5,276
Other comprehensive income:
    Foreign currency translation adjustments . . .        282         170
    Defined benefit pension and postretirement
     plans:
      Amortization of prior service cost . . . . .          9           9
      Amortization of net loss . . . . . . . . . .          5          13
                                                     --------    --------
Comprehensive income . . . . . . . . . . . . . . .   $  6,438    $  5,468
                                                     ========    ========


(6)   INCOME PER COMMON SHARE

            Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock that would have been outstanding assuming dilution during each period. The following table presents the weighted average number of shares of common stock for the three month periods ended December 31, 2008 and 2007 (000's):

                                                     Three Months Ended
                                                         December 31,
                                                    ---------------------
                                                       2008        2007
                                                     --------    --------
Weighted average number of shares
  of common stock outstanding. . . . . . . . . . .      9,280       9,160
Effect of dilutive securities:
    Stock-based compensation awards. . . . . . . .         30          67
                                                     --------    --------
Weighted average number of shares of
  common stock assuming dilution . . . . . . . . .      9,310       9,227
                                                     ========    ========


(7)   STOCK-BASED COMPENSATION

      Stock-based compensation expense totaled $452,000 and $387,000 for the three months ended December 31, 2008 and 2007, respectively. The total income tax benefit recognized in the consolidated statements of income related to expense for stock-based compensation was $182,000 and $156,000 during the first quarter of fiscal 2009 and 2008, respectively.

      STOCK OPTIONS

      The Company has not granted stock options subsequent to fiscal 2005. Grants of stock options in prior fiscal years were granted with an exercise price equal to the market value of the stock on the date of grant. Expense related to stock options issued to eligible employees and directors is recognized ratably over the vesting period. Stock options generally vest over a period of 0 to 4 years and have 10-year contractual terms. A summary of stock option activity during the three months ended December 31, 2008 is presented below:

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2008


                                                   Weighted-
                                                   Average
                                      Weighted-    Remaining
                           Number     Average     Contractual   Aggregate
                             of       Exercise       Term       Intrinsic
                           Options     Price        (Years)       Value
                           -------    ---------   -----------   ----------
Outstanding at
  October 1, 2008. . . .   163,000      $44.94
Exercised. . . . . . . .    (8,000)      43.93
                           -------      ------
Outstanding at
  December 31, 2008. . .   155,000      $44.99         5.8      $4,391,000
                           =======      ======
Exercisable at
  December 31, 2008. . .   155,000      $44.99         5.8      $4,391,000
                           =======      ======

      As of December 31, 2008, all outstanding stock options were vested and compensation expense related to stock options was recognized in prior fiscal years. The intrinsic value of options exercised totaled $201,000 and $71,000 during the first quarter of fiscal 2009 and 2008, respectively.

The total income tax benefit recognized in the consolidated statements of income related to the exercise of stock options was $81,000 and $29,000 during the three month periods ending December 31, 2008 and 2007, respectively.

      RESTRICTED SHARE AWARDS

      Restricted share awards consist of performance shares and time vested restricted stock. Performance shares represent a right to receive shares of common stock upon satisfaction of performance goals or other specified metrics. Restricted stock represents a right to receive shares of common stock upon the passage of a specified period of time. The fair value of performance shares and restricted stock granted under the Company's 2005 Long-Term Incentive Plan was based on the average of the Company's high and low stock prices on the date of grant. Upon the adoption of the Company's Incentive Compensation Plan in February 2008, the fair value of performance shares and restricted stock granted under the new plan is based on the Company's closing stock price on the grant date. Compensation expense for performance shares is recorded ratably over the vesting period, assuming that achievement of performance goals is deemed probable. Compensation expense for restricted stock is recognized ratably over the vesting period.

The per share weighted average fair value of restricted shares, including restricted stock and performance shares, granted during the three months ended December 31, 2008 and 2007 was $51.15 and $51.05, respectively.

      Restricted stock issued to eligible employees and directors vests, to date, over a period from 6 months to 5 years, and performance shares contingently vest over various periods, depending on the nature of the performance goal. Restricted share transactions during the three months ended December 31, 2008 were as follows:
                                               Number of        Weighted-
                                               Restricted        Average
                                                 Share            Fair
                                                 Awards           Value
                                               ----------       ---------
Outstanding at October 1, 2008 . . . . . .       47,000         $  50.41
Granted. . . . . . . . . . . . . . . . . .       10,000            51.15
Vested . . . . . . . . . . . . . . . . . .       (1,000)           50.70
Forfeited. . . . . . . . . . . . . . . . .       (2,000)           49.21
                                                -------         --------
Outstanding at December 31, 2008 . . . . .       54,000         $  50.60
                                                =======         ========

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2008


      As of December 31, 2008, unrecognized compensation expense related to restricted share awards totaled approximately $1,300,000 and is expected to be recognized over a weighted average period of 0.9 years. The total fair value of shares vested during the three month periods ended December 31, 2008 and 2007 were $77,000 and $83,000, respectively.


(8)   CREDIT FACILITY

      In October 2007, the Company negotiated a credit facility, which expires on October 31, 2009. The credit facility permits borrowing up to $15,000,000. To date, no borrowings have been made under this facility. The Company is evaluating a new credit facility that would extend the expiration date of the Company's credit facility and increase permitted borrowing.


(9)   PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

      The components of net periodic benefit cost for pension and retiree medical plans were as follows (000's):

                                             Pension           Other
                                             Benefits         Benefits
                                          --------------    -------------
                                                 Three Months Ended
                                                   December 31,
                                           ------------------------------
                                           2008    2007    2008     2007
                                          ------  ------  ------   ------
Service cost . . . . . . . . . . . . . .  $  268  $  279  $   10   $   15
Interest cost. . . . . . . . . . . . . .     337     332      17       21
Expected return on plan assets . . . . .    (213)   (213)      -        -
Amortization of prior service cost
  (credit) . . . . . . . . . . . . . . .      37      37     (28)     (28)
Amortization of net loss . . . . . . . .       2       2       3       11
                                          ------  ------  ------   ------
Net periodic benefit cost. . . . . . . .  $  431  $  437  $    2   $   19
                                          ======  ======  ======   ======

      In October 2008, the Company contributed $148,000 to the pension plan to fulfill funding requirements for the 2008 plan year. In the first quarter of fiscal 2009, the Company contributed $2,000,000 to the plan, fulfilling its funding requirements for fiscal 2009 and offsetting the loss on plan assets that occurred during fiscal 2008.


(10)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2008


(11)  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      Effective October 1, 2008, the Company adopted the guidance of the Emerging Issues Task Force (EITF) Issue No. 06-10, "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements." The EITF affirmed as a final consensus that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement. As a result of the implementation of EITF No. 06-10, the Company recognized a decrease of $362,000 in its long-term asset recorded for its collateral assignment split-dollar life insurance arrangement and recorded a liability of $538,000 for premiums payable under the arrangement. The October 1, 2008 balance of retained earnings was reduced by $900,000. The Company's liability for this arrangement is expected to be settled in fiscal 2014.

      Effective October 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS
No. 157 did not impact the Company's unaudited consolidated financial statements for the quarter ended December 31, 2008.

      Effective October 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value on an instrument-by-instrument basis, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.

The adoption of SFAS No. 159 did not impact the Company's financial position, results of operations and financial disclosures for the quarter ended December 31, 2008.


(12)  SUBSEQUENT EVENT

      On February 5, 2009, the Board of Directors approved changes to the Company's retirement benefit plans. The objective of the changes is to transition from a defined benefit philosophy for retirement benefits to a defined contribution approach. These changes include the following actions:

      . cease all accruals for future years of service in the Company's defined benefit retirement plans and supplemental retirement plans and to freeze the plans effective March 31, 2009;

      . provide supplemental transition benefits to participants who satisfy certain age and service requirements;

      . provide enhanced benefits in the existing 401(k) retirement savings plan; and

      . adopt a new nonqualified deferred compensation plan for the benefit of certain executives.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2008


      The Company anticipates that the re-design of its retirement plans will result in future cost savings while offering market based retirement benefits to its employees. As a result of the changes, the Company expects to recognize a non-recurring curtailment loss, in accordance with the guidance of SFAS No. 88, EMPLOYERS' ACCOUNTING FOR SETTLEMENTS AND CURTAILMENTS OF DEFINED BENEFIT PENSION PLANS AND FOR TERMINATION BENEFITS, currently estimated in the range of $1.0 to $2.5 million during its second fiscal quarter. The Company also anticipates that it will increase the funding of the defined benefit pension plan with a contribution currently estimated in the range of $4.0 to $5.0 million during fiscal 2009.



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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2008
-------------------------------------------------------------

      Revenues for the first quarter of fiscal 2009 were $22,438,000, a 2.9% increase compared to revenues of $21,809,000 for the same quarter in fiscal 2008. Domestic revenue growth for the first quarter was $886,000, or 5.5%, resulting from gains in the core radiation monitoring business driven by increased prices for certain services and increases in domestic InLight equipment revenue. International revenue declined $257,000, or 4.6%. Growth in volume in most regions was offset by the impact of the strengthening of the dollar against most foreign currencies which reduced revenue by approximately $700,000.

      The domestic InLight equipment sales increase was driven primarily by a sale to the Canadian government agency responsible for occupational monitoring and radiation emergency preparedness for the citizens of Canada.

The Company completed a $2,000,000 contract during the quarter ended March 31, 2008 with the agency, under which $1,850,000 of product was delivered. Approximately $1,100,000 of the product delivered required additional processing by Landauer to be fully utilized for its intended purpose. Per the terms of the agreement, the Canadian agency has the option to obtain additional processing of the dosimetry materials from the Company or to exchange the materials for finished product. Consistent with the Staff Accounting Bulletin No. 104 "Revenue Recognition," the Company recorded $1,100,000 of deferred revenue in fiscal 2008, related to the portion of the sale that required additional performance by the Company. During the first quarter of fiscal 2009, the Company recognized $556,000 of revenue for InLight equipment delivered under the exchange provisions of the agreement. As of December 31, 2008, $544,000 of the $1,100,000 product delivered in fiscal 2008 remains in deferred revenue and requires additional processing by the Company to be fully utilized for its intended purpose.

      Total cost of sales for the first quarter of fiscal 2009 was $7,140,000, a decrease of $61,000, or 0.8%, compared with cost of sales of $7,201,000 for the same quarter in fiscal 2008. Gross margins were 68.2% of revenues for the first quarter of fiscal 2009, compared with the 67.0% reported for the same period in fiscal 2008. The improvement is primarily a result of a reduction in overhead driven by lower depreciation and employee benefits costs. Selling, general and administrative expense for the first quarter of fiscal 2009 was $6,493,000, a decrease of $295,000, or 4.3%, compared with expense of $6,788,000 for the first quarter of fiscal 2008, which included accelerated depreciation charges of $188,000. The primary factor contributing to the decrease in selling, general and administrative expense is a $319,000 reduction, due to timing, in expense spending to reengineer business processes and the replacement of the Company's information technology systems that support improved business relationship management and the order-to-cash cycle.

      During the 2007 fiscal year, the Company initiated a project to replace its information technology system. The project has extended beyond its initial timeline due to increased customization of the software to capture the unique business requirements of the Company. Due to the timeline extension, the Company has commenced a comprehensive evaluation of the scope, cost and timing of the information systems initiative. At the end of the 2008 fiscal year, the project was expected to cost $14.5 to $16.5 million. Although the evaluation is on-going, the Company currently believes the cost will be above this range.

      As part of the IT initiative discussed above, management completed an evaluation of the usefulness of investments made in legacy information systems' hardware and software. Based on the evaluation, approximately $2,185,000 was determined to be impaired and approximately $690,000 of assets was subject to accelerated depreciation. During the fiscal first quarter of 2008 the Company recorded $188,000 of accelerated depreciation relating to these assets.

      Resulting operating income for the quarter ended December 31, 2008 was $8,805,000, an increase of 12.6% compared with $7,820,000 reported in the same quarter a year ago.

      Net other income, including equity in income of joint venture, for the quarter was $135,000 lower than a year ago, reflecting lower net interest income. The effective income tax rate for the first quarter of fiscal 2009 and 2008 were 33.6% and 37.3%, respectively. The reduction is due primarily to a change in the state tax rate driven by changes in the Illinois state tax laws as well as the benefit of certain credits realized during the quarter. Resulting net income for the quarter ended
December 31, 2008 amounted to $6,142,000, or $0.66 per diluted share, compared with $5,276,000 or $0.57 per diluted share, for the same quarter in fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

      Landauer used $10,376,000 in cash during the quarter ended
December 31, 2008, resulting in cash on hand of $23,562,000.

      Cash flows provided by operating activities for the first fiscal quarter of 2009 were $1,075,000, a decrease of $7,424,000, or 87.4%, from fiscal 2008. The decrease is due primarily to a payment to the Company's defined benefit pension plan to increase funding, an increase over prior year in employee performance compensation, a decrease in deferred contract revenue and changes in the other components of working capital.

      Investing activities included acquisitions of property, plant and equipment in the amounts of $1,343,000 and $1,556,000 for the three months ended December 31, 2008 and 2007, respectively. Capital expenditures for the remainder of fiscal 2009 are expected to be approximately $6.0 to $7.0 million, prior to any increase in the cost of the Company's systems initiative noted above. The Company anticipates that funds for these capital improvements will be provided from operations.

      The Company's financing activities were comprised primarily of payments of cash dividends to shareholders. During the first quarter of fiscal 2009, the Company funded cash dividends of $9,549,000, or $0.525 per share for the first quarter of fiscal 2009 and $0.50 per share for the fourth quarter of fiscal 2008. During the first quarter of fiscal 2008, the Company paid cash dividends of $4,375,000, or $0.475 per share for the fourth quarter of the prior fiscal year. Such amounts have been provided from operations.

      As described in Note 8 to the financial statements, the Company negotiated a credit facility in October 2007, which expires on October 31, 2009. The credit facility permits borrowing up to $15,000,000. To date, no borrowings have been made under this facility. The Company is evaluating a new credit facility that would extend the expiration date of the Company's credit facility and increase permitted borrowing.

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments, reflected on the balance sheet as "Deferred Contract Revenue", amounted to $14,466,000 and $15,626,000, respectively, as of December 31, 2008 and
September 30, 2008. While these amounts represent approximately 50% and 46% of current liabilities, respectively as of December 31, 2008 and September 30, 2008, such amounts do not represent a cash obligation.

      All customers are invoiced in accordance with the Company's standard terms, with payment generally due thirty days from date of invoice. Reflecting the Company's invoicing practices and that a significant portion of the Company's revenues are subject to health care industry reimbursement cycles, the days of sales outstanding for the Company averaged approximately 90 days over the course of the first quarter for both fiscal 2009 and fiscal 2008.

      Landauer also offers radiation monitoring services in the United Kingdom, Canada, Japan, Brazil, China, Australia, France and Mexico. The Company's operations in these markets generally do not depend on significant capital resources.

OUTLOOK FOR BALANCE OF FISCAL 2009
----------------------------------

      Landauer's business plan for fiscal 2009 currently anticipates aggregate revenue growth for the year to be in the range of 3 - 5%. The Company currently anticipates a net income increase in the range of 6 - 8%, exclusive of the expected curtailment loss from changes to the Company's retirement programs as described in footnote 12 and additional costs associated with the extension of its systems initiative.

FORWARD-LOOKING STATEMENTS
--------------------------

      Certain of the statements made herein constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties. These include the following, without limitation: assumptions, risks and uncertainties associated with the Company's development and introduction of new technologies in general; continued customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (OSL) technology to new platforms and formats, such as Luxel<registered trademark>+; the costs associated with the Company's research and business development efforts; the effectiveness of changes and upgrades to and costs associated with the Company's information systems; the usefulness of older technologies; the anticipated results of operations of the Company and its subsidiaries or ventures; valuation of the Company's long-lived assets or business units relative to future cash flows; changes in pricing of products and services; changes in postal and delivery practices; the Company's business plans; anticipated revenue and cost growth; the risks associated with conducting business internationally; costs incurred for potential acquisitions or similar transactions; other anticipated financial events; the effects of changing economic and competitive conditions; foreign exchange rates; government regulations; accreditation requirements; changes in the trading market that affect the cost of obligations under the Company's benefit plans; and pending accounting pronouncements. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company's business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth in Item 1A "Risk Factors" and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and information contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2008 and other reports filed by the Company, from time to time, with the SEC.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
------------------------------------------

      Effective October 1, 2008, the Company adopted the guidance of the Emerging Issues Task Force (EITF) Issue No. 06-10, "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements." The EITF affirmed as a final consensus that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement. As a result of the implementation of EITF No. 06-10, the Company recognized a decrease of $362,000 in its long-term asset recorded for its collateral assignment split-dollar life insurance arrangement and recorded a liability of $538,000 for premiums payable under the arrangement. The October 1, 2008 balance of retained earnings was reduced by $900,000. The Company's liability for this arrangement is expected to be settled in fiscal 2014.

      Effective October 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS No. 157 did not impact the Company's unaudited consolidated financial statements for the quarter ended December 31, 2008.

      Effective October 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value on an instrument-by-instrument basis, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.

The adoption of SFAS No. 159 did not impact the Company's financial position, results of operations and financial disclosures for the quarter ended December 31, 2008.

CRITICAL ACCOUNTING POLICIES
----------------------------

      The critical accounting policies followed by the Company are set forth in Item 7 and "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements of the 2008 Landauer Annual Report on Form 10-K. The Company believes that at December 31, 2008, there have been no material changes to this information.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk, including changes in foreign currency exchange rates. These risks are set forth in Item 7A of the 2008 Landauer Annual Report on Form 10-K. The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through December 31, 2008.


ITEM 4.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
----------------------------------

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") (the Company's principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures as of December 31, 2008 were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------

      There have been no changes in the Company's internal control over financial reporting that occurred during the quarterly period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of December 31, 2008, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.


ITEM 1A.    RISK FACTORS

      Information regarding risk factors are set forth in Item 1A of the 2008 Landauer Annual Report on Form 10-K. The Company believes there have been no material changes from the risk factors previously disclosed in the Company's fiscal 2008 Form 10-K.


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

                                  SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LANDAUER, INC.


Date:  February 6, 2009                    /s/ Jonathon M. Singer
                                           ------------------------------
                                           Jonathon M. Singer
                                           Senior Vice President,
                                           Treasurer, and Secretary
                                           (Principal Financial and
                                           Accounting Officer)