Form 10-Q
period 2009-03-31
LANDAUER INC
filed 2009-05-07
CIK 825410

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                  FORM 10-Q

      [ X ]   QUARTERLY REPORT pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                For the quarterly period ended MARCH 31, 2009

                                     or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post
such files).  Yes [   ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

          Large accelerated filer [   ]     Accelerated filer [ X ]
 Non-accelerated filer [    ] (Do not check if a smaller reporting company)
                       Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [   ]    No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                    Outstanding at May 1, 2009
      ----------------------------         --------------------------
      Common stock, $.10 par value               9,347,610

PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                       LANDAUER, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (Unaudited)
                        (000's, except share amounts)



                                               March 31,    September 30,
                                                 2009           2008
                                               ---------    -------------
ASSETS
------
Current assets:
    Cash and cash equivalents. . . . . . .     $  36,625        $  33,938
    Receivables, net of allowances of
      $628 and $609, respectively. . . . .        22,413           19,738
    Inventories. . . . . . . . . . . . . .         3,457            3,550
    Prepaid expenses and other current
      assets . . . . . . . . . . . . . . .         1,402            1,227
    Prepaid income taxes . . . . . . . . .         1,553            7,964
    Deferred income taxes. . . . . . . . .         2,312            2,312
                                               ---------        ---------
          Current assets . . . . . . . . .        67,762           68,729

Property, plant and equipment, at cost . .        60,367           57,595
    Less: Accumulated depreciation
      and amortization . . . . . . . . . .       (39,522)         (37,410)
                                               ---------        ---------
Net property, plant and equipment. . . . .        20,845           20,185

Equity in joint venture. . . . . . . . . .         6,078            5,796
Goodwill . . . . . . . . . . . . . . . . .        13,242           13,343
Other intangible assets, net of
  amortization of $4,373 and $4,065,
  respectively . . . . . . . . . . . . . .         4,543            4,759
Dosimetry devices, net of amortization
  of $11,616 and $10,632, respectively . .         4,625            4,454
Other assets . . . . . . . . . . . . . . .         1,140            1,424
                                               ---------        ---------
                                               $ 118,235        $ 118,690
                                               =========        =========
























The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
              Consolidated Balance Sheets (Unaudited) (Cont'd.)
                        (000's, except share amounts)



                                               March 31,    September 30,
                                                 2009           2008
                                               ---------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Accounts payable . . . . . . . . . . .     $   2,614        $     981
    Dividends payable. . . . . . . . . . .         4,955            4,686
    Deferred contract revenue. . . . . . .        14,420           15,626
    Accrued compensation and
      related costs. . . . . . . . . . . .         2,910            5,368
    Accrued pension and post-
      retirement costs . . . . . . . . . .           366              366
    Other accrued expenses . . . . . . . .         6,523            7,197
                                               ---------        ---------
          Current liabilities. . . . . . .        31,788           34,224

Non-current liabilities:
    Pension and postretirement
      obligations. . . . . . . . . . . . .        10,314            8,609
    Deferred income taxes. . . . . . . . .         4,745            4,622
    Other non-current liabilities. . . . .         1,088              935
                                               ---------        ---------
          Non-current liabilities. . . . .        16,147           14,166

    Minority interest in subsidiary. . . .           441              545

Stockholders' equity:
    Preferred stock, $.10 par value
      per share, authorized 1,000,000
      shares; none issued. . . . . . . . .             -                -
    Common stock, $.10 par value per
      share, authorized 20,000,000 shares;
      9,372,213 and 9,332,508 shares
      issued and outstanding at March 31,
      2009 and September 30, 2008,
      respectively . . . . . . . . . . . .           937              933
    Additional paid in capital . . . . . .        30,180           28,826
    Accumulated other comprehensive
      (loss) income. . . . . . . . . . . .        (1,816)             289
    Retained earnings. . . . . . . . . . .        40,558           39,707
                                               ---------        ---------
          Stockholders' equity . . . . . .        69,859           69,755
                                               ---------        ---------
                                               $ 118,235        $ 118,690
                                               =========        =========















The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
                Consolidated Statements of Income (Unaudited)
                      (000's, except per share amounts)



                                Three Months Ended      Six Months Ended
                                     March 31,             March 31,
                               -------------------    -------------------
                                2009        2008       2009        2008
                              --------    --------   --------    --------

Net Revenues . . . . . . . .  $ 24,954    $ 23,743   $ 47,392    $ 45,552

Cost and expenses:
  Cost of sales. . . . . . .     8,379       7,515     15,519      14,716
  Selling, general and
    administrative . . . . .     6,688       6,447     13,181      13,235
  Net defined benefit plan
    curtailment loss and
    transition costs . . . .     2,236           -      2,236           -
  Reorganization charges . .       489           -        489           -
                              --------    --------   --------    --------
                                17,792      13,962     31,425      27,951
                              --------    --------   --------    --------

Operating income . . . . . .     7,162       9,781     15,967      17,601

Equity in income of
  joint venture. . . . . . .       479         362        899         748
Other income, net. . . . . .       221         219        370         537
                              --------    --------   --------    --------

Income before taxes. . . . .     7,862      10,362     17,236      18,886
Income taxes . . . . . . . .     2,406       3,866      5,553       7,045
                              --------    --------   --------    --------

Income before minority
  interest . . . . . . . . .     5,456       6,496     11,683      11,841
Minority interest. . . . . .        28          66        113         135
                              --------    --------   --------    --------

Net income . . . . . . . . .  $  5,428    $  6,430   $ 11,570    $ 11,706
                              ========    ========   ========    ========

Net income per share:
  Basic. . . . . . . . . . .  $   0.58    $   0.70   $   1.25    $   1.27
                              ========    ========   ========    ========
  Weighted average basic
    shares outstanding . . .     9,281       9,209      9,273       9,184
                              ========    ========   ========    ========

  Diluted. . . . . . . . . .  $   0.58    $   0.69   $   1.24    $   1.27
                              ========    ========   ========    ========
  Weighted average diluted
    shares outstanding . . .     9,328       9,268      9,320       9,247
                              ========    ========   ========    ========











The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows (Unaudited)
                                   (000's)



                                                        Six Months Ended
                                                      --------------------
                                                     March 31,   March 31,
                                                       2009        2008
                                                     ---------   ---------
Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . . . . . .  $ 11,570    $ 11,706

Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation . . . . . . . . . . . . . . . . . .     2,553       3,424
    Amortization . . . . . . . . . . . . . . . . . .       309         322
    Equity in net income of joint venture. . . . . .      (899)       (748)
    Dividends from joint venture . . . . . . . . . .     1,062         894
    Stock-based compensation . . . . . . . . . . . .       993         783
    Tax benefit from stock-based compensation
      arrangements . . . . . . . . . . . . . . . . .       254         242
    Excess tax benefit from stock-based
      compensation arrangements. . . . . . . . . . .      (120)       (221)
    Defined benefit plans curtailment loss . . . . .     1,350           -
    Increase in accounts receivable, net . . . . . .    (3,296)     (3,026)
    Decrease in prepaid taxes. . . . . . . . . . . .     6,598       1,767
    Increase in dosimetry devices at cost. . . . . .      (863)       (572)
    Increase in accounts payable and
      other current liabilities. . . . . . . . . . .     1,031         650
    Decrease in accrued payroll. . . . . . . . . . .    (2,500)     (1,313)
    (Decrease) increase in deferred contract
      revenue. . . . . . . . . . . . . . . . . . . .    (1,054)      1,374
    (Decrease) increase in long-term pension
      and postretirement obligations . . . . . . . .      (936)        522
    Other operating activities, net. . . . . . . . .      (898)       (631)
                                                      --------    --------
    Net cash provided by operating activities. . . .    15,154      15,173

Cash flows used by investing activities:
    Acquisition of property, plant and equipment . .    (2,437)     (2,385)
                                                      --------    --------
    Net cash used by investing activities. . . . . .    (2,437)     (2,385)

Cash flows used by financing activities:
    Dividends paid to minority interest. . . . . . .      (151)       (167)
    Dividends paid to stockholders . . . . . . . . .    (9,549)     (8,987)
    Proceeds from the exercise of stock options. . .       355       1,931
    Excess tax benefit from stock-based
      compensation arrangements. . . . . . . . . . .       120         221
                                                      --------    --------
    Net cash used by financing activities. . . . . .    (9,225)     (7,002)

    Effects of foreign currency translation. . . . .      (805)        189
                                                      --------    --------

    Net increase in cash and cash equivalents. . . .     2,687       5,975
    Opening balance - cash and cash equivalents. . .    33,938      21,069
                                                      --------    --------
    Ending balance - cash and cash equivalents . . .  $ 36,625    $ 27,044
                                                      ========    ========






 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (Unaudited)
                               March 31, 2009



(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or "the Company") as of March 31, 2009 and September 30, 2008, and the consolidated results of operations and cash flows for the three and six month periods ended March 31, 2009 and 2008. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended
September 30, 2008 and other financial information filed with the Securities and Exchange Commission.

      Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the results of operations or financial position.

      The results of operations for the three and six month periods ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. The September 30, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

      The accounting policies followed by the Company are set forth in the 2008 Landauer Annual Report on Form 10-K.

      The sources of revenues for the Company are radiation measuring and monitoring services including other services incidental to measuring and monitoring and the sale of radiation monitoring products to its customers. The measuring and monitoring services provided by the Company to its customers are of a subscription nature and are continuous. The Company views its business as services provided to customers over a period of time and the wear period is the period over which those services are provided. Badge production, wearing of badges, badge analysis, and report preparation are integral to the benefit that the Company provides to its customers. These services are provided to customers on an agreed-upon recurring basis (monthly, bi-monthly or quarterly) that the customer chooses for the wear period. Revenue is recognized on a straight-line basis, adjusted for changes in pricing and volume, over the wear period as the service is continuous and no other discernible pattern of recognition is evident. Revenues are recognized over the periods in which the customers wear the badges irrespective of whether invoiced in advance or in arrears.

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

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               March 31, 2009



(2)   NET DEFINED BENEFIT PLAN CURTAILMENT LOSS AND TRANSITION COSTS

      On February 5, 2009, the Board of Directors approved changes to the Company's retirement benefit plans. The objective of the changes is to transition from a defined benefit philosophy for retirement benefits to a defined contribution approach. These changes, effective March 31, 2009, include the following actions:

      . cease all accruals for future years of service in the Company's defined benefit retirement plans and supplemental retirement plans and to freeze benefits provided under the plans effective March 31, 2009;

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

      In connection with the redesign of its retirement benefit plans, the Company recognized charges of $2,236,000 during its second fiscal quarter. The charges include a one-time net curtailment loss, in accordance with the guidance of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," in the amount of $1,125,000. In addition, the charge also includes costs of $1,111,000 related to the transition of the contractual retirement benefit obligation of the Company's Chief Executive Officer to a defined contribution obligation and professional fees directly associated with the benefit plan transitions. The Company also increased the funding of the defined benefit pension plan with a contribution of $534,000 in March 2009. The remainder of the plan's current unfunded balance of approximately $4,360,000 was contributed by the Company in April 2009.


(3)   REORGANIZATION CHARGES

      During the second quarter of fiscal 2009, the Company initiated a management reorganization plan to strengthen selected roles in the organization. As a result, in March 2009, the Company recognized expense, including severance, in the amount of $489,000 associated with these management organizational changes.


(4)   INCOME TAXES

      The fiscal year 2009 effective tax rate decreased primarily due to a reduction in Illinois state income taxes, the primary state in which the Company operates. Effective with the Company's fiscal year 2009 Illinois income tax return, the apportionment method used to calculate the income tax has changed from a cost of performance method to a market based approach, resulting in a decline in the Company's Illinois apportionment factor directly reducing Illinois taxable income and income tax. During

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               March 31, 2009


the quarter ended March 31, 2009, the Company benefited from the settlement of uncertain tax positions with certain states. Additionally during the first quarter of fiscal 2009, the Company benefited from the recognition of certain tax credits for qualified research and development activities as a result of Federal tax law changes allowing for the retroactive reinstatement of the credits.

      As of March 31, 2009, the Company's U.S. income tax returns for 2005 and subsequent years remain subject to examination by the Internal Revenue Service. The Company has no current on-going examination of any tax year by the Internal Revenue Service. State income tax returns generally have statute of limitations for periods between three and five years from the date of filing. For the Company's major foreign jurisdictions, its tax returns in the UK and France for fiscal years 2006, 2007 and 2008 remain open and subject to examination by taxing officials.


(5)   CASH DIVIDENDS

      On February 27, 2009, the Company declared a regular quarterly cash dividend in the amount of $0.525 per share for the second quarter of fiscal 2009. The dividends were paid on April 3, 2009 to shareholders of record on March 13, 2009. As of March 31, 2009, there were accrued and unpaid dividends of $4,955,000. Regular quarterly cash dividends of $0.50 per share, or $2.00 annually, were paid during fiscal 2008.


(6)   COMPREHENSIVE INCOME

      The components of accumulated other comprehensive (loss) income included in the accompanying unaudited consolidated balance sheets at March 31, 2009 and September 30, 2008 consist of net minimum pension liability adjustments, impact of the adoption of SFAS No. 158 and defined benefit plan adjustments for net gains, losses and prior service costs, net defined benefit plan curtailment loss and cumulative foreign currency translation adjustments. The following table sets forth the Company's comprehensive income and its components for the three and six month periods ended March 31, 2009 and 2008 (000's):

                                Three Months Ended      Six Months Ended
                                     March 31,             March 31,
                               -------------------    -------------------
                                2009        2008       2009        2008
                              --------    --------   --------    --------
Net income . . . . . . . . .  $  5,428    $  6,430   $ 11,570    $ 11,706
Other comprehensive income:
  Foreign currency trans-
    lation adjustments . . .    (1,086)        933       (804)      1,103
  Defined benefit pension
   and postretirement plans:
    Amortization of prior
      service cost
      (credit) . . . . . . .       (19)          9        (10)         18
    Amortization of net
      loss . . . . . . . . .         4          13          9          26
    Impact of curtailment. .    (1,300)          -     (1,300)          -
                              --------    --------   --------    --------
Comprehensive income . . . .  $  3,027    $  7,385   $  9,465    $ 12,853
                              ========    ========   ========    ========

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               March 31, 2009



(7)   INCOME PER COMMON SHARE

      Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock that would have been outstanding assuming dilution during each period. The following table presents the weighted average number of shares of common stock for the three and six month periods ended March 31, 2009 and 2008 (000's):

                                Three Months Ended      Six Months Ended
                                     March 31,             March 31,
                               -------------------    -------------------
                                2009        2008       2009        2008
                              --------    --------   --------    --------
Weighted average number of
  shares of common stock
  outstanding. . . . . . . .     9,281       9,209      9,273       9,184
Effect of dilutive securities:
  Stock-based compensation
    awards . . . . . . . . .        47          59         47          63
                              --------    --------   --------    --------
Weighted average number of
  shares of common stock
  assuming dilution. . . . .     9,328       9,268      9,320       9,247
                              ========    ========   ========    ========


(8)   STOCK-BASED COMPENSATION

      Stock-based compensation expense totaled $993,000 and $783,000 for the six months ended March 31, 2009 and 2008, respectively. The total income tax benefit recognized in the consolidated statements of income related to expense for stock-based compensation was $358,000 and $316,000 during the first half of fiscal 2009 and 2008, respectively.

      STOCK OPTIONS

      The Company has not granted stock options subsequent to fiscal 2005. Grants of stock options in prior fiscal years were granted with an exercise price equal to the market value of the stock on the date of grant. Expense related to stock options issued to eligible employees and directors is recognized ratably over the vesting period. Stock options generally vest over a period of 0 to 4 years and have 10-year contractual terms. A summary of stock option activity during the six months ended March 31, 2009 is presented below:
                                                   Weighted-
                                                   Average
                                      Weighted-    Remaining
                           Number     Average     Contractual    Aggregate
                             of       Exercise       Term        Intrinsic
                           Options     Price        (Years)        Value
                           -------    ---------   -----------   ----------
Outstanding at
  October 1, 2008. . . .   163,000      $44.94
Exercised. . . . . . . .   (13,000)      42.10
                           -------      ------
Outstanding at
  March 31, 2009 . . . .   150,000      $45.19         5.6        $822,000
                           =======      ======
Exercisable at
  March 31, 2009 . . . .   150,000      $45.19         5.6        $822,000
                           =======      ======

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               March 31, 2009



      As of March 31, 2009, all outstanding stock options were vested and compensation expense related to stock options was recognized in prior fiscal years. The intrinsic value of options exercised totaled $281,000 and $518,000 during the first half of fiscal 2009 and 2008, respectively. The total income tax benefit recognized in the consolidated statements of income related to the exercise of stock options was $101,000 and $208,000 during the six month periods ending March 31, 2009 and 2008, respectively.

      RESTRICTED SHARE AWARDS

      Restricted share awards consist of performance shares and time vested restricted stock. Performance shares represent a right to receive shares of common stock upon satisfaction of performance goals or other specified metrics. Restricted stock represents a right to receive shares of common stock upon the passage of a specified period of time. The fair value of performance shares and restricted stock granted under the Company's 2005 Long-Term Incentive Plan was based on the average of the Company's high and low stock prices on the date of grant. Upon the adoption of the Company's Incentive Compensation Plan in February 2008, the fair value of performance shares and restricted stock granted under the new plan is based on the
Company's closing stock price on the grant date.       Compensation expense
for performance shares is recorded ratably over the vesting period, assuming that achievement of performance goals is deemed probable. Compensation expense for restricted stock is recognized ratably over the vesting period. The per share weighted average fair value of restricted shares, including restricted stock and performance shares, granted during the six months ended March 31, 2009 and 2008 was $62.13 and $50.85, respectively.

      Restricted stock issued to eligible employees and directors vests, to date, over a period from 6 months to 5 years, and performance shares contingently vest over various periods, depending on the nature of the performance goal. Restricted share transactions during the six months ended March 31, 2009 were as follows:

                                               Number of        Weighted-
                                               Restricted       Average
                                                 Share           Fair
                                                 Awards          Value
                                               ----------       ---------
Outstanding at October 1, 2008 . . . . . .       47,000           $50.41
Granted. . . . . . . . . . . . . . . . . .       33,000            62.13
Vested . . . . . . . . . . . . . . . . . .       (7,000)           51.18
Forfeited. . . . . . . . . . . . . . . . .       (2,000)           49.37
                                                 ------           ------
Outstanding at March 31, 2009. . . . . . .       71,000           $55.79
                                                 ======           ======

      As of March 31, 2009, unrecognized compensation expense related to restricted share awards totaled approximately $2,464,000 and is expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested during the six month periods ended March 31, 2009 and 2008 was $375,000 and $271,000, respectively.


(9)   CREDIT FACILITY

      In October 2007, the Company negotiated a credit facility, which expires on October 31, 2009. The credit facility permits borrowing up to $15,000,000. To date, no borrowings have been made under this facility. The Company continues to evaluate a new credit facility that would extend the expiration date of the Company's credit facility and increase permitted borrowing.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               March 31, 2009



(10)  PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

      The components of net periodic benefit cost for pension and retiree medical plans were as follows (000's):

                                             Pension           Other
                                             Benefits         Benefits
                                          --------------    -------------
                                                 Three Months Ended
                                                      March 31,
                                           ------------------------------
                                           2009    2008    2009     2008
                                          ------  ------  ------   ------
Service cost . . . . . . . . . . . . . .  $  709  $  270  $   11   $   15
Interest cost. . . . . . . . . . . . . .     373     327      17       21
Expected return on plan assets . . . . .    (279)   (215)      -        -
Amortization of prior service cost
  (credit) . . . . . . . . . . . . . . .       8      37     (27)     (28)
Amortization of net loss . . . . . . . .       2       2       2       11
Curtailment loss . . . . . . . . . . . .   1,125       -       -        -
                                          ------  ------  ------   ------
Net periodic benefit cost. . . . . . . .  $1,938  $  421  $    3   $   19
                                          ======  ======  ======   ======

                                             Pension           Other
                                             Benefits         Benefits
                                          --------------    -------------
                                                   Six Months Ended
                                                      March 31,
                                           ------------------------------
                                           2009    2008    2009     2008
                                          ------  ------  ------   ------
Service cost . . . . . . . . . . . . . .  $  977  $  549  $   21   $   30
Interest cost. . . . . . . . . . . . . .     710     659      34       42
Expected return on plan assets . . . . .    (492)   (428)      -        -
Amortization of prior service cost
  (credit) . . . . . . . . . . . . . . .      45      74     (55)     (56)
Amortization of net loss . . . . . . . .       4       4       5       22
Curtailment loss . . . . . . . . . . . .   1,125       -       -        -
                                          ------  ------  ------   ------
Net periodic benefit cost. . . . . . . .  $2,369  $  858  $    5   $   38
                                          ======  ======  ======   ======

      In connection with the redesign of its retirement benefit plans, effective March 31, 2009, the Company recognized a one-time net curtailment loss, in accordance with the guidance of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," in the amount of $1,125,000. Footnote 2, "Net defined benefit plan curtailment loss and transition costs", provides further information regarding the benefit plan changes.

      In the first quarter of fiscal 2009, the Company contributed $148,000 to the pension plan to fulfill funding requirements for the 2008 plan year.

Also the Company contributed $2,000,000 to the plan, fulfilling its funding requirements for fiscal 2009 and offsetting the loss on plan assets that occurred during fiscal 2008. In March 2009, the Company contributed an additional $534,000 to the pension plan to increase the overall funded status of the plan. The remainder of the plan's unfunded balance of approximately $4,360,000 was contributed by the Company in April 2009.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               March 31, 2009



(11)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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


(12)  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

      Effective October 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS No. 157 did not impact the Company's unaudited consolidated financial statements for the quarter ended March 31, 2009.

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

The adoption of SFAS No. 159 did not impact the Company's financial position, results of operations and financial disclosures for the quarter ended March 31, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

      Landauer is a leading provider of analytical services to determine occupational and environmental radiation exposure. For over 50 years, the Company has provided complete radiation dosimetry services to hospitals, medical and dental offices, universities, national laboratories, nuclear facilities and other industries in which radiation poses a potential threat to employees. Landauer's services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from clients, and the analysis and reporting of exposure findings. These services are provided to approximately 69,000 customers representing approximately 1.6 million individuals in the U.S., Japan, France, the United Kingdom, Brazil, Canada, China, Australia, Mexico and other countries. In addition to providing analytical services, the Company leases or sells dosimetry detectors and reading equipment to large customers that want to manage their own dosimetry programs, or into smaller international markets in which it is not economical to establish a direct service.

      Landauer operates a mature business, and growth in numbers of customers is modest. In recent years, the Company's strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has developed new platforms and formats for its Optically Stimulated Luminescence (OSL) technology, such as InLight, to gain access to markets where the Company previously did not have a significant presence, such as smaller in-house and commercial laboratories. Revenue growth in recent years has occurred as a result of entry into new markets through joint ventures and acquisitions, modest unit growth, the sale of InLight equipment and badges, new ancillary services and products, and increased pricing for certain services. The Company believes pricing in the domestic market has become more competitive and opportunities to continue to obtain regular price increases from its customers may be more limited in the future.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2009
----------------------------------------------------------

      Revenues for the second quarter of fiscal 2009 were $24,954,000, a 5.1% increase compared to revenues of $23,743,000 for the same quarter in fiscal 2008. Domestic revenue growth for the second quarter was $1,110,000, or 6.1%, resulting from gains in the core radiation monitoring business driven by increased pricing for certain services and increases in domestic InLight equipment revenue. International revenue increased $101,000, or 1.8%. Growth in volume in most regions was offset by the impact of the strengthening of the dollar against most foreign currencies which reduced revenue by approximately $1,042,000.

      The domestic InLight equipment sales increase was driven primarily by sales to the Canadian government agency responsible for occupational monitoring and radiation emergency preparedness for the citizens of Canada.

During the quarter ended March 31, 2009, the Company executed a multi-year contract valued at approximately $8 million, which represents an estimate of purchases over the contract term with commitments to be established annually and subject to annual funding by the Canadian government. Approximately $2,000,000 of product was delivered during the quarter. Approximately $960,000 of the product delivered requires additional processing by Landauer to be fully utilized for its intended purpose. Per the terms of the agreement, the Canadian agency has the option to obtain additional processing of the dosimetry materials from the Company or to exchange the materials for finished product. Consistent with the Staff Accounting Bulletin No. 104 "Revenue Recognition," the Company recorded $960,000 of deferred revenue as of March 31, 2009, related to the portion of the sale that requires additional performance by the Company. In fiscal

2008, during its second quarter, the Company initiated a similar contract in the amount of $2,000,000 with the agency, under which $1,850,000 of product was delivered. Approximately $1,100,000 of the product delivered required additional processing by Landauer to be fully utilized for its intended purpose. The Company recorded $1,100,000 of deferred revenue in fiscal 2008, related to the portion of the sale that required additional performance by the Company. During the first and second quarters of fiscal 2009, the Company recognized approximately $556,000 and $538,000, respectively, of revenue for InLight equipment delivered under the exchange provisions of the fiscal 2008 agreement.

      Total cost of sales for the second quarter of fiscal 2009 was $8,379,000, an increase of $864,000, or 11.5%, compared with cost of sales of $7,515,000 for the same quarter in fiscal 2008. Gross margins were 66.4% of revenues for the second quarter of fiscal 2009, compared with the 68.3% reported for the same period in fiscal 2008. The decline in gross margin rate is primarily a result of revenue mix due to the increased contribution of lower margin InLight equipment sales.

      Selling, general and administrative expense for the second quarter of fiscal 2009 was $6,688,000, an increase of $241,000, or 3.7%, compared with expense of $6,447,000 for the second quarter of fiscal 2008, which included accelerated depreciation charges of $188,000. The primary factors contributing to the increase were $371,000 in additional non-recurring pension expense due to the acceleration of certain costs to support the defined benefit plan curtailment, and $185,000 in additional professional fees to support due diligence of an acquisition opportunity the Company chose not to pursue. These costs were partially offset by the timing of expense spending to re-engineer business processes and to replace the Company's information technology systems that support customer relationship management and the order-to-cash cycle.

      On February 5, 2009, the Board of Directors approved changes to the Company's retirement benefit plans to transition from a defined benefit philosophy for retirement benefits to a defined contribution approach. The Company anticipates that the redesign of its retirement plans will result in future cost savings while offering market based retirement benefits to its employees. As a result of the changes, the Company recognized $2,236,000 ($1,478,000 after-tax) of non-recurring pension curtailment and transition costs during the second fiscal quarter of 2009. Further details are included in Note 2 to the Consolidated Financial Statements. In addition, the Company initiated a management reorganization plan to strengthen selected roles in the organization. As a result, the Company recognized $489,000 ($322,000 after-tax) of non-recurring reorganization charges during the second fiscal quarter of 2009.

      Resulting operating income for the quarter ended March 31, 2009 was $7,162,000, a decrease of 26.8% compared with $9,781,000 reported in the same quarter in fiscal 2008.

      Net other income, including equity in income of joint venture, for the quarter was $119,000 higher than a year ago, primarily reflecting recognized foreign currency gains.

      The effective income tax rates for the second quarter of fiscal 2009 and 2008 were 30.6% and 37.3%, respectively. The reduction in the current year rate is due primarily to a change in the state tax rate driven by changes in the Illinois state tax law, as well as the favorable settlement of certain state tax liabilities during the quarter.

      Resulting net income for the quarter ended March 31, 2009 amounted to $5,428,000, or $0.58 per diluted share, compared with $6,430,000 or $0.69 per diluted share, for the same quarter in fiscal 2008.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2009
-------------------------------------------------------------

      Revenues for the first six months of the fiscal year were $47,392,000, a 4.0% increase compared to revenues of $45,552,000 for the same period in fiscal 2008. Domestic revenue growth was $1,996,000, or 5.8%, resulting from gains in the core radiation monitoring business driven by increased prices for certain services and increases in domestic InLight equipment revenue. International revenue decreased $156,000, or 1.4%. Growth in volume in most regions was offset by the impact of the strengthening of the dollar against most foreign currencies which reduced revenue by approximately $1,741,000.

      As noted above for the quarter ended March 31, 2009, the domestic InLight equipment sales increase was driven primarily by sales to the Canadian government agency responsible for occupational monitoring and radiation emergency preparedness for the citizens of Canada. Revenues recognized year-to-date under contracts with the agency were approximately $2,163,000.

       Total cost of sales for the first six months of fiscal 2009 was $15,519,000, an increase of $803,000 or 5.5%, compared with cost of sales of $14,716,000 for the same period in fiscal 2008. Gross margins were 67.3% of revenues for the first half of fiscal 2009, compared with the 67.7% reported for the same period in fiscal 2008.

      Selling, general and administrative expenses for the first six months of fiscal 2009 were $13,181,000, a decrease of $54,000, or 0.4%, compared with expense of $13,235,000 reported for the same period in fiscal 2008, which included accelerated depreciation charges of $376,000. Increased costs due to additional non-recurring pension expense due to the acceleration of certain costs to support the defined benefit plan curtailment, and additional professional fees to support due diligence of an acquisition opportunity the Company chose not to pursue were partially offset by the timing of expense spending to re-engineer business processes and to replace the Company's IT systems that support customer relationship management and the order-to-cash cycle.

      As noted above for the quarter ended March 31, 2009, changes to the Company's retirement benefit plans to transition from a defined benefit philosophy for retirement benefits to a defined contribution approach resulted in $2,236,000 ($1,478,000 after-tax) of non-recurring pension curtailment and transition costs during the second fiscal quarter of 2009. In addition, the Company recognized $489,000 ($322,000 after-tax) of non-recurring reorganization costs during the second fiscal quarter of 2009.

      Resulting operating income for the six months ended March 31, 2009 was $15,967,000, a decrease of 9.3% compared with $17,601,000 reported in the same period in fiscal 2008.

      Net other income, including equity in income of joint venture, for the first six months was $16,000 lower than a year ago, reflecting lower net interest income.

      The effective income tax rate for the first half of fiscal 2009 and fiscal 2008 were 32.2% and 37.3%, respectively. The reduction is due primarily to a change in the state tax rate driven by changes in the Illinois state tax laws and the benefit of certain tax credits for qualified research and development activities, as well as the benefit of the reversal of certain state tax reserves not considered necessary after the settlement of open tax years.

      Resulting net income for the six months ended March 31, 2009 amounted to $11,570,000, or $1.24 per diluted share, compared with $11,706,000, or $1.27 per diluted share, for the same period in fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Landauer generated $2,687,000 in cash during the quarter ended March 31, 2009, resulting in cash on hand of $36,625,000. Cash flows provided by operating activities for the first half of fiscal 2009 were $15,154,000 compared to $15,173,000 in the first half of fiscal 2008.

      During the 2007 fiscal year, the Company initiated a project to replace its information technology systems. The project has extended beyond its initial timeline and planned costs due to increased customization of the software to capture the unique business requirements of the Company. Due to the extension, the Company completed a thorough assessment of the scope, timing and cost required to successfully implement the systems initiative. The total project cost is currently estimated to be approximately $25 to $27 million and is targeted to be completed during calendar 2010.

      Investing activities included acquisitions of property, plant and equipment in the amounts of $2,437,000 and $2,385,000 for the six months ended March 31, 2009 and 2008, respectively. Capital expenditures for the remainder of fiscal 2009 are expected to be approximately $7.0 to $8.0 million, including the expected increase in the cost of the Company's information systems initiative noted above. The Company anticipates that funds for these capital improvements will be provided from operations.

      The Company's financing activities were comprised primarily of payments of cash dividends to shareholders. During the first half of fiscal 2009, the Company funded cash dividends of $9,549,000, or $0.525 per share for the first quarter of fiscal 2009 and $0.50 per share for the fourth quarter of fiscal 2008. During the first six months of fiscal 2008, the Company paid cash dividends of $8,987,000, or $0.50 per share. Such amounts have been provided from operations.

      As described in Note 9 to the financial statements, the Company negotiated a credit facility in October 2007, which expires on October 31, 2009. The credit facility permits borrowings up to $15,000,000. To date, no borrowings have been made under this facility. The Company continues to evaluate a new credit facility that would extend the expiration date of the Company's credit facility and increase permitted borrowing.

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments, reflected on the balance sheet as "Deferred Contract Revenue", amounted to $14,420,000 and $15,626,000, respectively, as of March 31, 2009 and
September 30, 2008. While these amounts represent approximately 45% and 46% of current liabilities, respectively, as of March 31, 2009 and September 30, 2008, such amounts do not represent a future cash obligation.

      All customers are invoiced in accordance with the Company's standard terms, with payment generally due thirty days from date of invoice. Reflecting the Company's invoicing practices and that a significant portion of the Company's revenues are subject to health care industry reimbursement cycles, the days of sales outstanding for the Company averaged approximately 94 and 95 days over the course of the second quarter of fiscal 2009 and fiscal 2008, respectively.

      Landauer also offers radiation monitoring services in the United Kingdom, Canada, Japan, Brazil, China, Australia, France and Mexico. The Company's operations in these markets generally do not depend on significant capital.

OUTLOOK FOR BALANCE OF FISCAL 2009
----------------------------------

      Landauer's business plan for fiscal 2009 currently anticipates aggregate revenue growth for the year to be in the range of 3 - 5%. The Company currently anticipates a net income increase in the range of 6 - 8%, prior to the $1.8 million after-tax impact of the non-recurring pension curtailment and transition costs and management reorganization charges discussed above.

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

      Effective October 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS No. 157 did not impact the Company's unaudited consolidated financial statements for the quarter ended March 31, 2009.

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

The adoption of SFAS No. 159 did not impact the Company's financial position, results of operations and financial disclosures for the quarter ended March 31, 2009.

CRITICAL ACCOUNTING POLICIES
----------------------------

      The critical accounting policies followed by the Company are set forth in Item 7 and "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements of the 2008 Landauer Annual Report on Form 10-K. The Company believes that at March 31, 2009, there have been no material changes to this information.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK

      The Company is exposed to market risk, including changes in foreign currency exchange rates. These risks are set forth in Item 7A of the 2008 Landauer Annual Report on Form 10-K. The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through March 31, 2009.

ITEM 4.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
----------------------------------

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") (the Company's principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures as of March 31, 2009 were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------

      There have been no changes in the Company's internal control over financial reporting that occurred during the quarterly period ended
March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of March 31, 2009, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.


ITEM 1A.    RISK FACTORS

      Information regarding risk factors are set forth in Item 1A of the 2008 Landauer Annual Report on Form 10-K. The Company believes there have been no material changes from the risk factors previously disclosed in the Company's fiscal 2008 Form 10-K.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At its Annual Meeting held on February 5, 2009, the shareholders voted to re-elect Stephen C. Mitchell and Thomas M. White as directors, each for a term of three years. The voting for each of the nominees was as follows:

                                    For              Withheld
                                 ---------           --------
      Mr. Mitchell               8,451,668            245,813
      Mr. White                  8,648,674             48,807

      In addition to Mr. Mitchell and Mr. White, the directors for the current year are Robert J. Cronin, William G. Dempsey, Michael T.
Leatherman, David E. Meador and William E. Saxelby.

      The shareholders voted to reappoint PricewaterhouseCoopers LLP as the Company's auditors for the fiscal year ending September 30, 2009, with 8,661,609 shares voted for, 27,552 shares voted against and 8,320 shares voted to abstain.

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


                                           LANDAUER, INC.
Date: May 7, 2009


                                           /s/ Jonathon M. Singer
                                           ------------------------------
                                           Jonathon M. Singer
                                           Senior Vice President,
                                           Treasurer, Secretary and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)