Form 10-Q
period 2009-06-30
LANDAUER INC
filed 2009-08-06
CIK 825410

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

      [ X ]  QUARTERLY REPORT pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


               For the quarterly period ended June 30, 2009

                                    or

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [  ]    No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                   Outstanding at July 30, 2009
      ----------------------------        ----------------------------
      Common stock, $.10 par value               9,352,779

PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                      LANDAUER, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheets (Unaudited)
                       (000's, except share amounts)


                                               June 30,   September 30,
                                                 2009         2008
                                               --------   -------------
ASSETS
------

Current assets:
    Cash and cash equivalents. . . . . . . .   $ 32,256        $ 33,938
    Receivables, net of allowances of
      $618 and $609, respectively. . . . . .     24,220          19,738
    Inventories. . . . . . . . . . . . . . .      3,850           3,550
    Prepaid expenses and other
      current assets . . . . . . . . . . . .      1,785           1,227
    Prepaid income taxes . . . . . . . . . .      4,773           7,964
    Deferred income taxes. . . . . . . . . .        621           2,312
                                               --------        --------
        Current assets . . . . . . . . . . .     67,505          68,729

Property, plant and equipment, at cost . . .     64,038          57,595
    Less: Accumulated depreciation
      and amortization . . . . . . . . . . .    (40,360)        (37,410)
                                               --------        --------
Net property, plant and equipment. . . . . .     23,678          20,185

Equity in joint venture. . . . . . . . . . .      6,629           5,796
Goodwill . . . . . . . . . . . . . . . . . .     13,326          13,343
Other intangible assets, net of
  amortization of $4,527 and $4,065,
  respectively . . . . . . . . . . . . . . .      4,404           4,759
Dosimetry devices, net of amortization
  of $12,134 and $10,632, respectively . . .      4,599           4,454
Other assets . . . . . . . . . . . . . . . .      1,148           1,424
                                               --------        --------
                                               $121,289        $118,690
                                               ========        ========
























The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
             Consolidated Balance Sheets (Unaudited) (Cont'd.)
                       (000's, except share amounts)


                                               June 30,   September 30,
                                                2009          2008
                                               --------   -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable . . . . . . . . . . . .   $  3,096        $    981
    Dividends payable. . . . . . . . . . . .      4,980           4,686
    Deferred contract revenue. . . . . . . .     16,844          15,626
    Accrued compensation and
      related costs. . . . . . . . . . . . .      3,763           5,368
    Other accrued expenses . . . . . . . . .      6,602           7,563
                                               --------        --------
        Current liabilities. . . . . . . . .     35,285          34,224

Non-current liabilities:
    Pension and postretirement
      obligations. . . . . . . . . . . . . .      6,160           8,609
    Deferred income taxes. . . . . . . . . .      4,943           4,622
    Other non-current liabilities. . . . . .      1,033             935
                                               --------        --------
        Non-current liabilities. . . . . . .     12,136          14,166

    Minority interest in subsidiary. . . . .        582             545

Stockholders' equity:
    Preferred stock, $.10 par value
      per share, authorized 1,000,000
      shares; none issued. . . . . . . . . .         --              --
    Common stock, $.10 par value per
      share, authorized 20,000,000
      shares; 9,386,188 and 9,332,508
      shares issued and outstanding at
      June 30, 2009 and September 30,
      2008, respectively . . . . . . . . . .        939             933
    Additional paid in capital . . . . . . .     30,738          28,826
    Accumulated other comprehensive
      (loss) income. . . . . . . . . . . . .       (570)            289
    Retained earnings. . . . . . . . . . . .     42,179          39,707
                                               --------        --------
       Stockholders' equity. . . . . . . . .     73,286          69,755
                                               --------        --------
                                               $121,289        $118,690
                                               ========        ========

















The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
               Consolidated Statements of Income (Unaudited)
                     (000's, except per share amounts)


                              Three Months Ended     Nine Months Ended
                                   June 30,               June 30,
                             -------------------    -------------------
                               2009       2008        2009       2008
                             --------   --------    --------   --------

Net Revenues . . . . . . .   $ 23,468   $ 21,902    $ 70,860   $ 67,454

Costs and expenses:
    Cost of sales. . . . .      7,874      6,929      23,393     21,645
    Selling, general and
      administrative . . .      6,612      6,471      19,793     19,706
    Net defined benefit
      plan curtailment
      loss and transi-
      tion costs . . . . .         --         --       2,236         --
    Reorganization
      charges. . . . . . .         --         --         489         --
                             --------   --------    --------   --------
                               14,486     13,400      45,911     41,351
                             --------   --------    --------   --------

Operating income . . . . .      8,982      8,502      24,949     26,103

Equity in income of
  joint venture. . . . . .        383        405       1,282      1,153
Other income, net. . . . .         76        228         446        765
                             --------   --------    --------   --------

Income before taxes. . . .      9,441      9,135      26,677     28,021
Income taxes . . . . . . .      2,800      3,214       8,353     10,259
                             --------   --------    --------   --------

Income before minority
  interest . . . . . . . .      6,641      5,921      18,324     17,762
Minority interest. . . . .         95        128         208        263
                             --------   --------    --------   --------

Net income . . . . . . . .   $  6,546   $  5,793    $ 18,116   $ 17,499
                             ========   ========    ========   ========

Net income per share:
    Basic. . . . . . . . .   $   0.70   $   0.63    $   1.95   $   1.90
                             ========   ========    ========   ========
    Weighted average
      basic shares
      outstanding. . . . .      9,304      9,244       9,279      9,209
                             ========   ========    ========   ========

    Diluted. . . . . . . .   $   0.70   $   0.62    $   1.94   $   1.89
                             ========   ========    ========   ========
    Weighted average
      basic shares
      outstanding. . . . .      9,347      9,307       9,326      9,273
                             ========   ========    ========   ========








The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows (Unaudited)
                                  (000's)


                                                      Nine Months Ended
                                                          June 30,
                                                     -------------------
                                                       2009       2008
                                                     --------   --------
Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . . . . .   $ 18,116   $ 17,499

Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation . . . . . . . . . . . . . . . . .      3,873      4,801
    Amortization . . . . . . . . . . . . . . . . .        463        490
    Equity in net income of joint venture. . . . .     (1,282)    (1,153)
    Dividends from joint venture . . . . . . . . .      1,062        894
    Stock-based compensation . . . . . . . . . . .      1,363      1,193
    Tax benefit from stock-based compensation
      arrangements . . . . . . . . . . . . . . . .        365        847
    Excess tax benefit from stock-based
      compensation arrangements. . . . . . . . . .       (174)      (673)
    Defined benefit plans curtailment loss . . . .      1,350         --
    Increase in accounts receivable. . . . . . . .     (4,747)    (2,500)
    Decrease in prepaid taxes. . . . . . . . . . .      3,081        230
    Decrease in deferred taxes . . . . . . . . . .      1,690        194
    Increase in dosimetry devices at cost. . . . .     (1,342)    (1,102)
    Increase in accounts payable and
      other current liabilities. . . . . . . . . .      1,112      1,620
    Decrease in accrued payroll. . . . . . . . . .     (1,808)      (736)
    Increase in deferred contract revenue. . . . .      1,270      2,931
    (Decrease) increase in long-term pension
      and postretirement obligations . . . . . . .     (5,120)       520
    Other operating activities, net. . . . . . . .     (1,178)      (737)
                                                     --------   --------
    Net cash provided by operating activities. . .     18,094     24,318

Cash flows used by investing activities:
    Acquisition of businesses, net of
      cash acquired. . . . . . . . . . . . . . . .         --       (498)
    Acquisition of property, plant and
      equipment. . . . . . . . . . . . . . . . . .     (5,931)    (3,137)
                                                     --------   --------
    Net cash used by investing activities. . . . .     (5,931)    (3,635)

Cash flows used by financing activities:
    Dividends paid to minority interest. . . . . .       (151)      (167)
    Dividends paid to stockholders . . . . . . . .    (14,450)   (13,619)
    Proceeds from the exercise of stock options. .        590      3,222
    Excess tax benefit from stock-based
      compensation arrangements. . . . . . . . . .        174        673
                                                     --------   --------
    Net cash used by financing activities. . . . .    (13,837)    (9,891)

    Effects of foreign currency translation. . . .         (8)       273
                                                     --------   --------

    Net (decrease) increase in cash and
      cash equivalents . . . . . . . . . . . . . .     (1,682)    11,065
    Cash and cash equivalents,
      beginning of period. . . . . . . . . . . . .     33,938     21,069
                                                     --------   --------
    Cash and cash equivalents,
      end of period. . . . . . . . . . . . . . . .   $ 32,256   $ 32,134
                                                     ========   ========

The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (Unaudited)
                               June 30, 2009


(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or "the Company") as of June 30, 2009 and September 30, 2008, and the consolidated results of operations and cash flows for the three and nine month periods ended June 30, 2009 and 2008. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended
September 30, 2008 and other financial information filed with the United States Securities and Exchange Commission ("SEC").

      Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on the results of operations or financial position.

      Management evaluated material subsequent events through August 6, 2009, the date the report on Form 10-Q which contained the accompanying financial statements was filed with the SEC. No material subsequent events occurred since June 30, 2009, which required recognition or disclosure in the financial statements.

      The results of operations for the three and nine month periods ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. The September 30, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by United States generally accepted accounting principles ("U.S. GAAP").

      The accounting policies followed by the Company are set forth in the 2008 Landauer Annual Report on Form 10-K.


(2)   NET DEFINED BENEFIT PLAN CURTAILMENT LOSS AND TRANSITION COSTS

      On February 5, 2009, the Board of Directors approved changes to the Company's retirement benefit plans. The objective of the changes is to transition from a defined benefit strategy for retirement benefits to a defined contribution approach. These changes, effective March 31, 2009, include the following actions:

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

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               June 30, 2009


      In connection with the redesign of its retirement benefit plans, the Company recognized charges of $2,236,000 ($1,478,000 after-tax) during its second fiscal quarter. The charges include a one-time net curtailment loss, in accordance with the guidance of Statement of Financial Accounting Standards ("SFAS") No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," in the amount of $1,125,000. In addition, the charge also includes costs of $1,111,000 pre-tax related to the transition of the contractual retirement benefit obligation of the Company's Chief Executive Officer to a defined contribution obligation and professional fees directly associated with the benefit plan transitions. During the nine months ended June 30, 2009, the Company made contributions of approximately $6,500,000 in excess of the required annual pension plan payments to fund the remainder of the plan's current unfunded balance, resulting in a tax benefit which reduced the third quarter effective tax rate.


(3)   REORGANIZATION CHARGES

      During the second quarter of fiscal 2009, the Company initiated a management reorganization plan to strengthen selected roles in the organization. As a result, in March 2009, the Company recognized expense, including severance, in the amount of $489,000 ($322,000 after-tax) associated with these management organizational changes. No expenses were recognized in the third quarter of fiscal 2009.


(4)   INCOME TAXES

      The fiscal year 2009 effective tax rate decreased primarily due to a reduction in Illinois state income taxes, the primary state in which the Company operates, and the tax benefit of funding the frozen pension plan in conjunction with the Company's transition from a defined benefit plan to a defined contribution approach to retirement benefits. Effective with the Company's fiscal year 2009 Illinois income tax return, the apportionment method used to calculate the income tax has changed from a cost of performance method to a market based approach, resulting in a decline in the Company's Illinois apportionment factor directly reducing Illinois taxable income and income tax. During the quarter ended March 31, 2009, the Company benefited from the settlement of uncertain tax positions with certain states. Additionally during the first quarter of fiscal 2009, the Company benefited from the recognition of certain tax credits for qualified research and development activities as a result of Federal tax law changes allowing for the retroactive reinstatement of the credits.

      As of June 30, 2009, the Company's U.S. income tax returns for 2005 and subsequent years remain subject to examination by the Internal Revenue Service. The Company has no current on-going examination of any tax year by the Internal Revenue Service. State income tax returns generally have statute of limitations for periods between three and five years from the date of filing. During June 2009, the State of New York began an audit of the Company's tax returns for the fiscal years ended September 30, 2005, 2006, and 2007. The Company does not expect the finalization of the audit to have a material impact on the financial statements. For the Company's major foreign jurisdictions, its tax returns in the UK and France for fiscal years 2006, 2007 and 2008 remain open and subject to examination by taxing officials.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               June 30, 2009


(5)   CASH DIVIDENDS

      On May 29, 2009, the Company declared a regular quarterly cash dividend in the amount of $0.525 per share for the third quarter of fiscal 2009. The dividends were paid on July 2, 2009 to shareholders of record on June 12, 2009. As of June 30, 2009, there were accrued and unpaid dividends of $4,980,000. Regular quarterly cash dividends of $0.50 per share, or $2.00 annually, were paid during fiscal 2008.


(6)   COMPREHENSIVE INCOME

      The components of accumulated other comprehensive (loss) income included in the accompanying unaudited consolidated balance sheets at June 30, 2009 and September 30, 2008 consist of defined benefit plan adjustments for net gains, losses and prior service costs, net defined benefit plan curtailment loss and cumulative foreign currency translation adjustments. The following table sets forth the Company's comprehensive income and its components for the three and nine month periods ended
June 30, 2009 and 2008 (000's):

                              Three Months Ended     Nine Months Ended
                                   June 30,               June 30,
                             -------------------    -------------------
                               2009       2008        2009       2008
                             --------   --------    --------   --------
Net income . . . . . . . .   $  6,546   $  5,793    $ 18,116   $ 17,499

Other comprehensive income:
  Foreign currency trans-
    lation adjustments . .      1,269       (220)        465        883
  Defined benefit pension
    and postretirement
    plans:
      Amortization of
        prior service
        cost (credit). . .        (28)        11         (38)        29
      Amortization of
        net loss . . . . .          5        (19)         14          7
      Impact of curtail-
        ment . . . . . . .         --         --      (1,300)        --
                             --------   --------    --------   --------
Comprehensive income . . .   $  7,792   $  5,565    $ 17,257   $ 18,418
                             ========   ========    ========   ========


(7)   INCOME PER COMMON SHARE

      Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock that would have been outstanding assuming dilution during each period. The following table presents the weighted average number of shares of common stock for the three and nine month periods ended June 30, 2009 and 2008 (000's):

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               June 30, 2009


                              Three Months Ended     Nine Months Ended
                                   June 30,               June 30,
                             -------------------    -------------------
                               2009       2008        2009       2008
                             --------   --------    --------   --------
Weighted average number
  of shares of common
  stock outstanding. . . .      9,304      9,244       9,279      9,209
Effect of dilutive
 securities:
    Stock-based compen-
      sation awards. . . .         43         63          47         64
                             --------   --------    --------   --------
Weighted average number
  of shares of common
  stock assuming dilution.      9,347      9,307       9,326      9,273
                             ========   ========    ========   ========


(8)   STOCK-BASED COMPENSATION

      Stock-based compensation expense totaled $1,363,000 and $1,200,000 for the nine months ended June 30, 2009 and 2008, respectively. The total income tax benefit recognized in the consolidated statements of income related to expense for stock-based compensation was $492,000 and $481,000 during the first three quarters of fiscal 2009 and 2008, respectively.

      STOCK OPTIONS

      The Company has not granted stock options subsequent to fiscal 2005. Grants of stock options in prior fiscal years were granted with an exercise price equal to the market value of the stock on the date of grant. Expense related to stock options issued to eligible employees and directors is recognized ratably over the vesting period. Stock options generally vest over a period of 0 to 4 years and have 10-year contractual terms. A summary of stock option activity during the nine months ended June 30, 2009 is presented below:

                                                  Weighted-
                                                  Average
                                    Weighted-     Remaining
                          Number    Average      Contractual  Aggregate
                            of      Exercise        Term      Intrinsic
                          Options    Price         (Years)      Value
                          -------   ---------    -----------  ----------
Outstanding at
  October 1, 2008. . .    163,000     $44.94
Exercised. . . . . . .    (24,000)     44.25
                          -------     ------
Outstanding at
  June 30, 2009. . . .    139,000     $45.06           5.34   $2,256,000
                          =======     ======
Exercisable at
  June 30, 2009. . . .    139,000     $45.06           5.34   $2,256,000
                          =======     ======

      As of June 30, 2009, all outstanding stock options were vested and compensation expense related to stock options was recognized in prior fiscal years. The intrinsic value of options exercised totaled $401,000 and $1,630,000 during the first three quarters of fiscal 2009 and 2008, respectively. The total income tax benefit recognized in the consolidated statements of income related to the exercise of stock options was $145,000 and $656,000 during the nine month periods ending June 30, 2009 and 2008, respectively.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               June 30, 2009


      RESTRICTED SHARE AWARDS

      Restricted share awards consist of performance shares and time vested restricted stock. Performance shares represent a right to receive shares of common stock upon satisfaction of performance goals or other specified metrics. Restricted stock represents a right to receive shares of common stock upon the passage of a specified period of time. The fair value of performance shares and restricted stock granted under the Company's 2005 Long-Term Incentive Plan was based on the average of the Company's high and low stock prices on the date of grant. Upon the adoption of the Company's Incentive Compensation Plan in February 2008, the fair value of performance shares and restricted stock granted under the new plan is based on the
Company's closing stock price on the grant date.      Compensation expense
for performance shares is recorded ratably over the vesting period, assuming that achievement of performance goals is deemed probable. Compensation expense for restricted stock is recognized ratably over the vesting period. The per share weighted average fair value of restricted shares, including restricted stock and performance shares, granted during the nine months ended June 30, 2009 and 2008 was $59.65 and $50.85, respectively.

      Restricted stock issued to eligible employees and directors vests, to date, over a period from 6 months to 5 years, and performance shares contingently vest over various periods, depending on the nature of the performance goal. Restricted share transactions during the nine months ended June 30, 2009 were as follows:

                                              Number of       Weighted-
                                              Restricted      Average
                                                Share          Fair
                                                Awards         Value
                                              ----------     ----------

Outstanding at October 1, 2008 . . . . .          47,000        $ 50.41
Granted. . . . . . . . . . . . . . . . .          44,000          59.65
Vested . . . . . . . . . . . . . . . . .         (11,000)         50.16
Forfeited. . . . . . . . . . . . . . . .          (3,000)         52.92
                                                --------        -------
Outstanding at June 30, 2009 . . . . . .          77,000        $ 55.56
                                                ========        =======

      As of June 30, 2009, unrecognized compensation expense related to restricted share awards totaled approximately $2,478,000 and is expected to be recognized over a weighted average period of 1.6 years. The total fair value of shares vested during the nine month periods ended June 30, 2009 and 2008 was $531,000 and $615,000, respectively.


(9)   CREDIT FACILITY

      In June 2009, the Company amended its credit agreement which originally had an expiration date of October 31, 2009 and permitted borrowings up to $15,000,000. The amendment, among other changes to the original terms, extended the maturity date to June 16, 2011 and increased the aggregate amount of funds available to $30,000,000; subject, with respect to amounts borrowed in excess of $20,000,000, to certain criteria outlined in the agreement. To date, no borrowings have been made under this facility.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               June 30, 2009


(10)  PENSION AND POSTRETIREMENT MEDICAL BENEFIT EXPENSES

      The components of net periodic benefit cost for pension and retiree medical plans were as follows (000's):

                                            Pension          Other
                                            Benefits        Benefits
                                         --------------   -------------
                                               Three Months Ended
                                                    June 30,
                                         ------------------------------
                                         2009     2008    2009    2008
                                        ------   ------  ------  ------

Service cost . . . . . . . . . . . . . .$   --   $  256  $   10  $    1
Interest cost. . . . . . . . . . . . . .   355      351      17       4
Expected return on plan assets . . . . .  (246)    (216)     --      --
Amortization of prior service cost
  (credit) . . . . . . . . . . . . . . .    --       38     (28)    (27)
Amortization of net loss (gain). . . . .     2        3       3     (22)
                                        ------   ------  ------  ------
Net periodic benefit cost (credit) . . .$  111   $  432  $    2  $  (44)
                                        ======   ======  ======  ======

                                            Pension          Other
                                            Benefits        Benefits
                                         --------------   -------------
                                                Nine Months Ended
                                                    June 30,
                                         ------------------------------
                                         2009     2008    2009    2008
                                        ------   ------  ------  ------

Service cost . . . . . . . . . . . . . .$  977   $  805  $   31  $   31
Interest cost. . . . . . . . . . . . . . 1,065    1,010      51      46
Expected return on plan assets . . . . .  (738)    (644)     --      --
Amortization of prior service cost
  (credit) . . . . . . . . . . . . . . .    45      112     (83)    (83)
Amortization of net loss . . . . . . . .     6        7       8      --
Curtailment loss . . . . . . . . . . . . 1,125       --      --      --
                                        ------   ------  ------  ------
Net periodic benefit cost (credit) . . .$2,480   $1,290  $    7  $   (6)
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

      During the first nine months of fiscal 2009, the Company contributed $7,042,000 to the pension plan to fulfill funding requirements for the 2008 and 2009 plan years and to bring the plan to a fully funded status in conjunction with the actions to freeze the plan.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               June 30, 2009


(11)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141R, "Business Combinations," and SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements." These standards aim to improve, simplify, and converge internationally the accounting for and reporting of business combinations and noncontrolling interests in consolidated financial statements. The provisions of SFAS
No. 141R and SFAS No. 160 are effective, and should be applied prospectively, for the Company beginning in fiscal 2010. The Company will apply SFAS No. 141R for any business combinations beginning in fiscal 2010.

The Company is currently evaluating the impact of SFAS No. 160 to its financial position, results of operations and financial disclosures.

      In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162". SFAS No. 168 establishes the Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated SFAS No. 168 and determined that adoption of the standard will not have a significant impact on the Company's financial statements.


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

      Effective October 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS
No. 157 did not impact the Company's unaudited consolidated financial statements for the quarter ended June 30, 2009.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               June 30, 2009


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

The adoption of SFAS No. 159 did not impact the Company's financial position, results of operations and financial disclosures for the quarter ended June 30, 2009.

      Effective June 30, 2009, the Company adopted SFAS No. 165, "Subsequent Events", which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS
No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS No. 165 did not impact the unaudited consolidated financial statements for the quarter ended June 30, 2009.


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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2009
---------------------------------------------------------

      Revenues for the third quarter of fiscal 2009 were $23,468,000, a 7.2% increase compared to revenues of $21,902,000 for the same quarter in fiscal 2008. Domestic revenue growth for the third quarter was $722,000, or 4.5%, resulting from gains in the core radiation monitoring business driven by increased pricing for certain services and increases in domestic InLight equipment revenue. International revenue increased $844,000, or 14.4%. Growth in volume in most regions, InLight product revenue, and the sale of InLight badges to Nagase-Landauer to support its fiscal 2010 transition to the InLight platform, were offset by the impact of the strengthening of the dollar against most foreign currencies which reduced revenue by approximately $770,000.

      Total cost of sales for the third quarter of fiscal 2009 was $7,874,000, an increase of $945,000, or 13.6%, compared with cost of sales of $6,929,000 for the same quarter in fiscal 2008. Gross margins were 66.4% of revenues for the third quarter of fiscal 2009, compared with the 68.4% reported for the same period in fiscal 2008. The decline in gross margin rate is primarily a result of revenue mix due to the increased contribution of lower margin InLight equipment sales and the sale of InLight badges to the Company's joint venture, Nagase-Landauer, at approximately cost.

      Selling, general and administrative expenses for the third quarter of fiscal 2009 were $6,612,000, an increase of $141,000, or 2.2%, compared with expense of $6,471,000 for the third quarter of fiscal 2008. The primary factor contributing to the increase was increased expense spending to re-engineer business processes and to replace the Company's information technology systems that support customer relationship management and the order-to-cash cycle.

      Resulting operating income for the quarter ended June 30, 2009 was $8,982,000, an increase of 5.6% compared with $8,502,000 reported in the same quarter in fiscal 2008.

      Net other income, including equity in income of joint venture, for the quarter was $174,000 lower than a year ago, primarily driven by declines in interest and investment income due to lower interest rates on the investment of excess cash.

      The effective income tax rate for the third quarter of fiscal 2009 decreased to 29.7% compared with 35.2% for the third quarter of fiscal 2008, primarily as a result of a change in the state tax rate driven by changes in the Illinois state tax law and the tax benefit of funding the frozen pension plan.

      Resulting net income for the quarter ended June 30, 2009 amounted to $6,546,000, or $0.70 per diluted share, compared with $5,793,000 or $0.62 per diluted share, for the same quarter in fiscal 2008.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2009
-------------------------------------------------------------

      Revenues for the first nine months of the fiscal year were $70,860,000, a 5.0% increase compared to revenues of $67,454,000 for the same period in fiscal 2008. Domestic revenue growth was $2,719,000, or 5.4%, resulting from gains in the core radiation monitoring business driven by increased prices for certain services and increases in domestic InLight equipment revenue. International revenue increased $687,000, or 4.0%. Growth in volume in most regions and InLight product revenue were offset by the impact of the strengthening of the dollar against most foreign currencies which reduced revenue by approximately $2,511,000.

      The domestic InLight equipment sales increase was driven primarily by sales to the Canadian government agency responsible for occupational monitoring and radiation emergency preparedness for the citizens of Canada.

In March 2009, the Company executed a multi-year contract valued at approximately $8,000,000, which represents an estimate of purchases over the contract term with commitments to be established annually and subject to annual funding by the Canadian government. In fiscal 2008, during its second quarter, the Company initiated a similar contract in the amount of $2,000,000 with the agency. During the first six months of fiscal 2009, the Company recognized the remaining deferred revenue of approximately $1,100,000 under the fiscal 2008 agreement, completing the contract. During the third quarter of fiscal 2009, the Company recognized approximately $550,000 of revenue for InLight equipment which was deferred under the fiscal 2009 agreement.

      Total cost of sales for the first nine months of fiscal 2009 was $23,393,000, an increase of $1,748,000 or 8.1%, compared with cost of sales of $21,645,000 for the same period in fiscal 2008. Gross margins were 67.0% of revenues for the first nine months of fiscal 2009, compared with the 67.9% reported for the same period in fiscal 2008.

      Selling, general and administrative expenses for the first nine months of fiscal 2009 were $19,793,000, an increase of $87,000, compared with expense of $19,706,000 reported for the same period in fiscal 2008, which included accelerated depreciation charges of $376,000. Increased costs due to additional non-recurring pension expense due to the acceleration of certain costs to support the defined benefit plan curtailment, and additional professional fees to support due diligence of an acquisition opportunity the Company chose not to pursue were partially offset by the timing of expense spending to re-engineer business processes and to replace the Company's IT systems that support customer relationship management and the order-to-cash cycle.

      Changes to the Company's retirement benefit plans to transition from a defined benefit strategy for retirement benefits to a defined contribution approach resulted in $2,236,000 ($1,478,000 after-tax) of non-recurring pension curtailment and transition costs during the second fiscal quarter of 2009. In addition, the Company recognized $489,000 ($322,000 after-tax) of non-recurring reorganization costs during the second fiscal quarter of 2009.

      Resulting operating income for the nine months ended June 30, 2009 was $24,949,000, a decrease of 4.4% compared with $26,103,000 reported in the same period in fiscal 2008.

      Net other income, including equity in income of joint venture, for the first nine months was $190,000 lower than a year ago, reflecting primarily lower net interest income.

      The effective income tax rate for the first three quarters of fiscal 2009 and fiscal 2008 were 31.3% and 36.6%, respectively. The reduction is due primarily to a change in the state tax rate driven by changes in the Illinois state tax laws and the benefit of certain tax credits for qualified research and development activities. Additional benefits were realized from the reduction of state tax reserves related to the filing of voluntary disclosures in certain states and the tax benefit of funding the frozen pension plan.

      Resulting net income for the nine months ended June 30, 2009 amounted to $18,116,000, or $1.94 per diluted share, compared with $17,499,000, or $1.89 per diluted share, for the same period in fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Landauer utilized $4,369,000 in cash during the quarter ended
June 30, 2009, resulting in cash on hand of $32,256,000. Cash flows provided by operating activities for the first nine months of fiscal 2009 were $18,094,000 compared to $24,318,000 in the first nine months of fiscal 2008. The decline in operating cash flow is driven primarily by contributions of $6,500,000 in excess of the required annual pension plan payments to fund the remainder of the plan's current unfunded balance.

      During the 2007 fiscal year, the Company initiated a project to replace its information technology systems. The project has extended beyond its initial timeline and planned costs due to increased customization of the software to capture the unique business requirements of the Company. The total project cost is estimated currently to be approximately $25,000,000 to $27,000,000 and is targeted to be completed during calendar 2010.

      Investing activities included capital expenditures in the amounts of $5,931,000 and $3,137,000 for the nine months ended June 30, 2009 and 2008, respectively. In addition, Landauer invested $498,000 in the nine months ended June 30, 2008 for the acquisition of 56.25% ownership in a subsidiary in Mexico. Capital expenditures for the remainder of fiscal 2009 are expected to be approximately $3,500,000 to $4,500,000 including the expected increase in the cost of the Company's information systems initiative noted above. The Company anticipates that funds for these capital improvements will be provided from operations.

      The Company's financing activities were comprised primarily of payments of cash dividends to shareholders. During the first nine months of fiscal 2009, the Company paid cash dividends of $14,450,000, or $0.525 per share for the first two quarters of fiscal 2009 and $0.50 per share for the fourth quarter of fiscal 2008. During the first nine months of fiscal 2008, the Company paid cash dividends of $13,619,000, or $0.50 per share. Such amounts have been provided from operations.

      As described in Note 9 to the financial statements, the Company amended its credit agreement in June 2009, which originally had an expiration date of October 31, 2009 and permitted borrowings up to $15,000,000. The amendment, among other changes to the original terms, extended the maturity date to June 16, 2011 and increased the aggregate amount of funds available to $30,000,000; subject, with respect to amounts borrowed in excess of $20,000,000, to certain criteria outlined in the agreement. To date, no borrowings have been made under this facility. The Company renegotiated the credit facility because it was able to obtain favorable terms, and the Company wanted to ensure it had committed access to capital in support of anticipated strategic expansion activities, given the current credit environment.

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments, reflected on the balance sheet as "Deferred Contract Revenue", amounted to $16,844,000 and $15,626,000, approximately 47.7% and 45.7% of current liabilities, respectively, as of June 30, 2009 and September 30, 2008; such amounts do not represent a future cash obligation. Customers are invoiced generally in accordance with the Company's standard terms, with payment due thirty days from date of invoice.

      Landauer also offers radiation monitoring services in the United Kingdom, Canada, Japan, Brazil, China, Australia, France and Mexico. The Company's operations in these markets generally do not depend on significant capital.

OUTLOOK FOR BALANCE OF FISCAL 2009
----------------------------------

      Landauer's business plan for fiscal 2009 currently anticipates aggregate revenue growth for the year to be in the range of 3 - 5%. The Company currently anticipates a net income increase in the range of 6 - 8%, prior to the $1,800,000 after-tax impact of the non-recurring pension curtailment and transition costs and management reorganization charges discussed above.

FORWARD-LOOKING STATEMENTS
--------------------------

      Certain of the statements made herein, including the statements made above under the caption "Outlook for Balance of Fiscal 2009", constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties. These include the following, without limitation: assumptions, risks and uncertainties associated with the Company's development and introduction of new technologies in general; continued customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (OSL) technology to new platforms and formats, such as Luxel<registered trademark>+; the costs associated with the Company's research and business development efforts; the effectiveness of changes and upgrades to and costs associated with the Company's information systems; the usefulness of older technologies; the anticipated results of operations of the Company and its subsidiaries or ventures; valuation of the Company's long-lived assets or business units relative to future cash flows; changes in pricing of products and services; changes in postal and delivery practices; the Company's business plans; anticipated revenue and cost growth; the risks associated with conducting business internationally; costs incurred for potential acquisitions or similar transactions; other anticipated financial events; the effects of changing economic and competitive conditions; foreign exchange rates; government regulations; accreditation requirements; changes in the trading market that affect the cost of obligations under the Company's benefit plans; and pending accounting pronouncements. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company's business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth in Item 1A "Risk Factors" and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and information contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2008 and other reports filed by the Company, from time to time, with the SEC.

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

      In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162". SFAS No. 168 establishes the Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated SFAS No. 168 and determined that adoption of the standard will not have a significant impact on the Company's financial statements.

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

      Effective October 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS
No. 157 did not impact the Company's unaudited consolidated financial statements for the quarter ended June 30, 2009.

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

The adoption of SFAS No. 159 did not impact the Company's financial position, results of operations and financial disclosures for the quarter ended June 30, 2009.

      Effective June 30, 2009, the Company adopted SFAS No. 165, "Subsequent Events", which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS
No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS No. 165 did not impact the unaudited consolidated financial statements for the quarter ended June 30, 2009.

CRITICAL ACCOUNTING POLICIES
----------------------------

      The critical accounting policies followed by the Company are set forth in Item 7 and "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements of the 2008 Landauer Annual Report on Form 10-K. The Company believes that at June 30, 2009, there have been no material changes to this information.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk, including changes in foreign currency exchange rates. These risks are set forth in Item 7A of the 2008 Landauer Annual Report on Form 10-K. The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through June 30, 2009.


ITEM 4.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
----------------------------------

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") (the Company's principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures as of June 30, 2009 were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------

      There have been no changes in the Company's internal control over financial reporting that occurred during the quarterly period ended
June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of June 30, 2009, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.


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


                                    LANDAUER, INC.



Date:  August 6, 2009               /s/ Jonathon M. Singer
                                    --------------------------------------
                                    Jonathon M. Singer
                                    Senior Vice President, Treasurer,
                                    Secretary and Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)