Form 10-K
period 2009-09-30
LANDAUER INC
filed 2009-12-11
CIK 825410

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-K

      [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 2009

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

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files).  Yes [   ]  No [   ]

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

  Large accelerated filer [   ]          Accelerated filer         [ X ]
  Non-accelerated filer   [   ]          Smaller reporting company [   ]

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

      As of March 31, 2009 the aggregate market value, based upon the closing price on the New York Stock Exchange, of the voting and nonvoting common equity held by non-affiliates was approximately $469,000,000. The number of shares of common stock ($0.10 par value) outstanding as of December 1, 2009 was 9,348,011.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy Statement in connection with the February 11, 2010 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                    INDEX

Item                                                                Page
----                                                                ----

PART I
1.         Business
                General Description                                    3
                Marketing and Sales                                    5
                Seasonality                                            6
                International Activities                               7
                Patents                                                7
                Raw Materials                                          7
                Competition                                            7
                Research and Development                               8
                Environmental and Other Governmental Regulations       8
                Employees and Labor Relations                          9
                Available Information                                  9
                Executive Officers of the Company                      9
1A.        Risk Factors                                               10
1B.        Unresolved Staff Comments                                  14
2.         Properties                                                 14
3.         Legal Proceedings                                          15
4.         Submission of Matters to a Vote of Security Holders        15

PART II
5.         Market for Registrant's Common Equity,
           Related Stockholder Matters and
           Issuer Purchases of Equity Securities                      15
6.         Selected Financial Data                                    16
7.         Management's Discussion and Analysis of
           Financial Condition and Results of Operations              17
7A.        Quantitative and Qualitative Disclosures
           about Market Risk                                          29
8.         Consolidated Financial Statements and
             Supplementary Data
                Consolidated Balance Sheets                           30
                Consolidated Statements of Income                     32
                Consolidated Statements of Stockholders' Equity
                  and Comprehensive Income                            33
                Consolidated Statements of Cash Flows                 35
                Notes to Consolidated Financial Statements            37
                Report of Independent Registered
                  Public Accounting Firm                              56
9.         Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                        58
9A.        Controls and Procedures                                    58
9B.        Other Information                                          58

PART III
10.        Directors, Executive Officers and
           Corporate Governance                                       59
11.        Executive Compensation                                     59
12.        Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters             59
13.        Certain Relationships and Related Transactions,
           and Director Independence                                  59
14.        Principal Accounting Fees and Services                     59

Part IV
15.        Exhibits, Financial Statement Schedules
                Financial Statements                                  60
                List of Exhibits                                      60
                Signatures                                            64
                Quarterly Financial Data (Unaudited)                  65

                                   PART I
                           (Dollars in thousands)

ITEM 1.  BUSINESS

GENERAL DESCRIPTION

      Landauer is a leading global provider of technical and analytical services to determine occupational and environmental radiation exposure and is the leading domestic provider of outsourced medical physics services. For over 50 years, the Company has provided complete radiation dosimetry services to hospitals, medical and dental offices, universities, national laboratories, nuclear facilities and other industries in which radiation poses a potential threat to employees. Landauer's services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from customers, and the analysis and reporting of exposure findings. These services are provided to approximately 1.6 million individuals in the United States, Australia, Brazil, Canada, China, France, Japan, Mexico, the United Kingdom and other countries. In addition to providing analytical services, the Company may lease or sell dosimetry detectors and reading equipment to large customers that want to manage their own dosimetry programs, or into smaller international markets in which it is not economical to establish a direct service. Through its Global Physics Solutions, Inc. ("GPS") subsidiary, which was acquired in November 2009, the Company provides therapeutic and diagnostic physics services and educational services to the medical physics community.

      Landauer, Inc. is a Delaware corporation organized on December 22, 1987. As used herein, the "Company" or "Landauer" refers to Landauer, Inc. and its subsidiaries. The Company's shares are listed on the New York Stock Exchange under the symbol LDR. As of September 30, 2009, there were 9,381,098 shares outstanding.

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

      The Company offers its service for measuring the dosages of x-ray, gamma radiation and other penetrating ionizing radiations to which the wearer has been exposed, primarily through badges, which contain optically stimulated luminescent ("OSL") material, which are worn by customer personnel. This technology is marketed under the trade names Luxel+(r) and InLight(r).

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

      Landauer's operations include services for the measurement and monitoring of radon gas (referred to as "sales of radon kits"), which represent less than 3% of the Company's total revenues for fiscal 2009. Its wholly-owned subsidiary, HomeBuyer's Preferred, Inc., offers a service, targeted to corporate employee relocation programs, which provides radon monitoring and, when necessary, remediation to purchasers of personal residences. Testing requires the customer to deploy a radon detector and return the detector to the Company's laboratories for dose determination and reporting. The Company assists with remediation services on properties where radon measurements exceed a specified threshold.

      Other radiation measurement-related services ("ancillary services") augment the basic radiation measurement services that the Company offers, providing administrative and informational tools to customers for the management of their radiation safety programs.

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

      While most of the Company's revenues are domestic, these services are also marketed by Landauer in Canada and by its subsidiaries in other parts of the world. The following table summarizes the Company's international affiliates and the territories each serves:

                                                          Service
Company                                      Ownership   Territory
-------                                      ---------   ---------

Consolidated Subsidiaries:
  Landauer-Europe, Ltd.                        100%       Europe
  SAPRA-Landauer, Ltda.                         75%    South America
  Beijing-Landauer, Ltd.                        70%        China
  Landauer Australasia Pty Ltd.                 51%      Australia
  ALSA Dosimetria, S. de R.L. de C.V.         56.25%  Central America

Equity Method Joint Venture:
  Nagase-Landauer, Ltd.                         50%        Japan

      In November 2009, Landauer completed the acquisition of GPS. GPS is based in Texas with operations throughout the Midwest and provides medical physics services to hospitals and radiation therapy centers. Also, in November 2009, Landauer completed the acquisition of Gammadata Metteknik AB ("GDM"), a Swedish provider of radon measurement services. GDM is based near Stockholm, Sweden and provides measurement services throughout the Scandinavian region and Europe. In October 2009, Landauer acquired a dosimetry service in Sweden, now called Landauer Persondosimetri AB.

      The Company completed the acquisition of GPS as a platform to expand into the Medical Physics Services Market, serving domestic hospitals and radiation therapy centers. Based in Texas, GPS is the leading nationwide service provider of clinical physics support, equipment commissioning and accreditation support, diagnostic equipment testing and educational services. Clinical physics support is provided by medical physicists, who are either diagnostic or therapeutic physicists. Diagnostic physicists are concerned primarily with the radiation delivered by imaging equipment, image quality and compliance with safe practices in nuclear pharmacies. In many ways diagnostic physicists perform a certification function. Therapeutic physicists are concerned with the safe delivery of radiation in cancer treatment. Therapeutic physicists contribute to the development of therapeutic techniques, collaborate with radiation oncologists to design treatment plans, and monitor equipment and procedures to ensure that cancer patients receive the prescribed dose of radiation to the correct location. Both specialties are aligned with critical treatment trends in the continued increased utilization of radiation for the diagnosis and treatment of disease. The ability to target treatments and reduce the impact of surgical procedures is often aided by imaging and therapeutic techniques.

      A summary of selected financial data for Landauer for the last five fiscal years is set forth in Item 6 of Part II of this Annual Report on Form 10-K.

MARKETING AND SALES

      Landauer's dosimetry services are marketed in the United States and Canada primarily by full-time Company personnel located in five sales regions with support from telesales representatives. The Company's non-domestic services are marketed through its wholly owned subsidiary operating in the United Kingdom and France, as well as its venture in Japan and subsidiaries in Brazil, Australia, Mexico and China. Other firms and individuals market the Company's services on a commission basis, generally to small customers or in geographic regions in which the Company does not have a direct presence.

      Worldwide, the Company and its affiliates serve approximately 67,000 customers representing approximately 1.6 million dosimeters annually. The customer base is diverse and fragmented with no single customer representing greater than 2% of revenue. Typically, a customer will contract on a subscription basis for one year of service in advance, representing monthly, bimonthly or quarterly badges, readings and reports. Customer relationships in the radiation monitoring market are generally stable and recurring. Deferred contract revenue, as shown on the consolidated balance sheets, represents advance payment for services to be rendered for those customers invoiced in advance. At September 30, 2009 and 2008, deferred contract revenue was $15,632 and $15,626, respectively. Further details of the Company's revenue recognition and deferred contract revenue policy are set forth in the "Critical Accounting Policies" section of Item 7 of this Annual Report on Form 10-K.

      The Company's domestic radiation monitoring services are largely based on the Luxel+ dosimeter system in which all analyses are performed at the Company's laboratories in Glenwood, Illinois. Luxel+ employs the Company's proprietary OSL technology. The Company's InLight dosimetry system enables certain customers to make their own measurements using OSL technology. InLight is marketed to domestic and international radiation measurement laboratories found at nuclear power plants, military installations, the Department of Homeland Security, national research laboratories, and commercial services. Landauer has positioned the InLight system as both a product line and a radiation monitoring service in ways that others can benefit directly from the technical and operational advantage of OSL technology. The resulting business models include:

      . The provision of InLight systems to subsidiary and partner laboratories.

      . The sale of radiation detection monitors and analytical instruments and the provision of custom analytical software to independent laboratories throughout the world to replace their existing technologies with an OSL-based radiation dosimetry system.

      . The lease or rental of InLight systems by in-house laboratories such as nuclear power plants, Department of Energy facilities and others for their temporary or permanent use in radiation safety programs.

      . The sale of the MicroStar(r) system, a miniaturized OSL reader based on InLight technology, to hospitals, laboratories and others that require specialized radiation measurements for a variety of purposes.

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

      For those customers that require the establishment of an on-site laboratory but do not have the need or ability to maintain inventories of ready-to-wear devices for their employees, the InLight system allows those devices to be provided by Landauer at predetermined intervals. This option reduces investment in the upfront dosimetry system and adds the convenience of on-time delivery of devices. InLight also forms the basis for Landauer's operations in Europe, Asia, and Mexico and other future operations that might occur where local requirements preclude using a U.S. or other foreign-based laboratory.

      Radon gas detection kits are marketed directly by the Company primarily to institutional customers and government agencies. The
HomeBuyer's Preferred(r) Radon Protection Plan service agreement is marketed directly by Landauer to companies and to their corporate relocation service providers for the benefit of purchasers of residences incident to transfers of personnel.

      Medical physics outsourced services are marketed to hospitals and free-standing cancer centers or free-standing imaging centers primarily in the Midwest. The services are marketed by two full-time business development professionals supported by GPS' senior leadership and physicists.

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

INTERNATIONAL ACTIVITIES

      Information regarding the Company's activities by geographic region is contained under the footnote "Geographic Information" on page 54 of this Annual Report on Form 10-K.

PATENTS

      The Company holds exclusive worldwide licenses to patent rights for certain technologies that measure and image radiation exposure to crystalline materials when stimulated with light. These licenses were acquired by the Company from Battelle Memorial Institute ("Battelle") and Oklahoma State University ("OSU") as part of collaborative efforts to develop and commercialize a new generation of radiation dosimetry technology. The underlying patents for these licenses expire in years 2010 through 2024. The Battelle patents, which address specific OSL materials and basic aspects of use, expire in 2014. The OSU patents are specific to the stimulation process, imaging and data interpretation. The last of these patents expires in 2024.

      As of September 30, 2009, the Company is using OSL technology to provide dosimetry services to essentially its entire domestic and the majority of its international customers. These patents represent an important proprietary component of the OSL-based radiation monitoring services and products sold under the trade names Luxel, Luxel+ and InLight.

      Additionally, the Company holds certain patents that relate to various dosimeter designs, radiation measurement materials and methods, and optical data storage techniques using aluminum oxide generated from the Company's research and development activities. These patents expire between 2017 through 2024.

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

      The Company competes on the basis of advanced technologies, competent execution of these technologies, the quality, reliability and price of its services, and its prompt and responsive performance. Landauer's InLight dosimetry system competes with other dosimetry systems based on the technical advantages of OSL methods combined with an integrated systems approach featuring comprehensive software, automation and value.

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

      Medical physics outsourced services represents a large fragmented market where GPS has many small competitors. In addition many facilities directly employ full-time physicists as an alternative from obtaining services from an outsourced provider.

RESEARCH AND DEVELOPMENT

      The Company's technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. The development of OSL dosimetry, announced in 1994, was funded by the Company in its collaborative effort with Battelle Memorial Institute and Oklahoma State University. The Company commercialized this technology beginning in 1998 and has converted most of its customers to the technology. Current research efforts seek to expand the use of OSL, particularly as it applies to radiation measurements in therapeutic and diagnostic radiology and nuclear medicine as well as to environmental radiation dosimetry. In addition, the Company is evaluating new badge and InLight reader configurations that have military application and is designing a badge that will support global standardization.

      The Company also participates regularly in several technical professional societies, both domestic and international, that are active in the fields of health physics and radiation detection and monitoring.

      In fiscal 2009, 2008 and 2007, the Company spent $1,948, $1,837 and $1,831, respectively, on research and development activities.

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

EMPLOYEES AND LABOR RELATIONS

      As of September 30, 2009, the Company employed approximately 430 full-time employees worldwide. The Company believes that it generally maintains good relations with employees at all locations.

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

      A copy of the Company's Annual Report on Form 10-K is available free of charge upon the written request of any shareholder. Requests should be submitted to the following address: Landauer, Inc., Attention: Corporate Secretary, 2 Science Road, Glenwood, Illinois 60425.

      Pursuant to Section 303A.12(a), Landauer, Inc. has complied with the New York Stock Exchange requirement to provide an annual CEO certification no later than 30 days following the Company's annual meeting.


EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers of the Company are as follows:

NAME OF OFFICER               AGE          POSITION
---------------               ---          --------

William E. Saxelby            53           President and
                                           Chief Executive Officer

Jonathon M. Singer            45           Senior Vice President,
                                           Treasurer, Secretary,
                                           and Chief Financial Officer

R. Craig Yoder                57           Senior Vice President-Marketing
                                           and Technology

Richard E. Bailey             63           Senior Vice President-Operations

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

WE RELY ON A SINGLE FACILITY FOR THE PRIMARY MANUFACTURING AND PROCESSING OF OUR DOSIMETRY PRODUCTS AND SERVICES.

      Landauer conducts its primary dosimetry manufacturing and laboratory processing operations and performs significant functions for some of its international operations from a single facility in Glenwood, Illinois. If the Company were to lose availability of its primary facility due to fire, natural disaster or other disruptions, the Company's operations could be significantly impaired. Although the Company maintains business interruption insurance, there can be no assurance that the proceeds of such insurance would be sufficient to offset any loss the Company might incur or that the Company would be able to retain its customer base if operations were so disrupted.

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

IF WE ARE UNABLE TO SUCCESSFULLY EXECUTE BUSINESS DEVELOPMENT ACTIVITIES SUCH AS THE ACQUISITION AND INTEGRATION OF STRATEGIC BUSINESSES, OUR ON-GOING BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED.

      A principal growth strategy of Landauer is to explore opportunities to selectively enhance its business through development activities, such as strategic acquisitions, investments and alliances. In furtherance of this objective, in November 2009, Landauer acquired GPS and GDM and intends to continue to pursue other acquisition and business development initiatives in the future. Acquisitions and other business development activities involve various significant challenges and risks, including the following:

      . Difficulty in acquiring desired businesses or assets on economically acceptable terms;

      . Difficulty in integrating new employees, business systems and technology;

      .     Difficulty in consolidating facilities and infrastructure;

      .     Potential need to operate and manage new lines of business;

      .     Potential loss of key personnel;

      .     Diversion of management's attention from on-going operations;

      .     Realization of satisfactory returns on investments; and

      . Disputes with strategic partners, due to conflicting priorities or conflicts of interest.

      Development activities could result in the incurrence of debt, contingent liabilities, interest and amortization expenses or periodic impairment charges related to goodwill and other intangible assets as well as significant charges related to integration costs. If the Company is unable to successfully integrate and manage businesses that it acquires within expected terms and in a timely manner, its business and results of operations could be adversely affected.

CERTAIN OF OUR INTERNATIONAL OPERATIONS ARE CONDUCTED THROUGH JOINT VENTURES IN WHICH WE RELY SIGNIFICANTLY ON OUR JOINT VENTURE PARTNERS.

      A substantial portion of the Company's international operations are conducted through joint ventures with third parties. In Australia, Brazil, China, and Mexico, the Company has a controlling interest in the related joint ventures. In Japan, the Company has a 50% interest in Nagase-Landauer, Ltd. In all of these joint ventures, Landauer relies significantly on the services and skills of its joint venture partners to manage and conduct the local operations and ensure compliance with local laws and regulations. If the joint venture partners were unable to perform adequately these functions, Landauer's operations in such regions could be adversely affected.

AS A PORTION OF OUR BUSINESS IS CONDUCTED OUTSIDE OF THE UNITED STATES, ADVERSE INTERNATIONAL DEVELOPMENTS COULD NEGATIVELY IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.

      Landauer conducts business in numerous international markets such as Australia, Brazil, Canada, China, France, Japan, Mexico, and the United Kingdom. Foreign operations are subject to a number of special risks, including, among others, currency exchange rate fluctuations; disruption in relations; political and economic unrest; trade barriers; exchange controls; expropriation; and changes in laws and policies, including those governing foreign owned operations.

OUR BUSINESS IS SUBJECT TO EXTENSIVE DOMESTIC AND FOREIGN GOVERNMENT REGULATIONS, WHICH COULD INCREASE OUR COSTS, CAUSE US TO INCUR LIABILITIES AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

      Regulation, present and future, is a constant factor affecting the Company's business. The radiation monitoring industry is subject to federal, state and international governmental regulation. Unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may materially affect Landauer's business or operations in the future and/or could increase the cost of compliance. The equipment commissioning business of GPS, which Landauer acquired in November 2009, and the employment of physicists and other healthcare professionals also are subject to federal, state and international governmental regulation and licensing requirements.

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

FLUCTUATIONS IN CURRENCY EXCHANGE RATES COULD ADVERSELY AFFECT OUR RESULTS.

      The Company is exposed to market risk, including changes in foreign currency exchange rates. The financial statements of the Company's non-U.S. subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the reporting currency. To date, the market risk associated with foreign currency exchange rates has not been material in relation to the Company's financial position, results of operations, or cash flows. These risks could increase, however, as the Company expands in international markets.

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

      The Company's success depends, in large part, upon the talent and efforts of key individuals including highly skilled scientists, physicists and engineers, as well as experienced senior management, sales, marketing and finance personnel. Competition for these individuals is intense and there can be no assurance that the Company will be successful in attracting, motivating, or retaining key personnel. The loss of the services of one or more of these senior executives or key employees, or the inability to continue to attract these personnel may have a material effect on its business plans, prospects, results of operations and financial condition. The Company's continued ability to compete effectively depends on its ability to attract new skilled employees and to retain and motivate its existing employees.

      The GPS business involves the delivery of professional services and is highly labor-intensive. Its success depends largely on its general ability to attract, develop, motivate and retain highly skilled licensed medical physicists ("physicists"). Further, the Company must successfully maintain the right mix of physicists with relevant experience and skill sets as the Company continues to grow, as it expands into new service offerings, and as the market evolves. The loss of a significant number of its physicists, the inability to attract, hire, develop, train and retain additional skilled personnel, or not maintaining the right mix of professionals could have a serious negative effect on the Company, including its ability to manage, staff and successfully complete its existing engagements and obtain new engagements. Qualified physicists are in great demand, and the Company faces significant competition for both senior and junior physicists with the requisite credentials and experience. The Company's principal competition for talent comes from other outsource medical physicist firms, hospitals and free-standing radiation therapy centers. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than those of the Company. Therefore, the Company may not be successful in attracting and retaining the skilled physicists it requires to conduct and expand its operations successfully. Increasing competition for these revenue-generating medical physicists may also significantly increase the Company's labor costs, which could negatively affect its margins and results of operations.

THE CURRENT UNITED STATES AND STATE HEALTH REFORM LEGISLATIVE INITIATIVES COULD ADVERSELY AFFECT OUR OPERATIONS AND BUSINESS CONDITION.

      The Obama Administration and Congress are considering federal legislation to reform the U.S. healthcare system. The current proposed federal health reform legislation includes various bills with various Congressional sponsors. A common issue addressed in the proposed federal health reform initiatives is increasing access to health benefits for the uninsured or underinsured populations. Some of the current proposed federal health reform legislation includes reforms and reductions that could affect Medicare reimbursements and health insurance coverage for certain services and treatments. Some states also have pending health reform legislative initiatives. Changes in reimbursements and coverages could adversely affect hospitals and medical services providers, which could result in reduced demand for certain services offered by the Company, including services offered by our recently acquired GPS subsidiary. At this time, Landauer is unable to determine the ultimate content or timing of any health reform legislation. Landauer will not be able to determine the effect that any such legislation may have on its operations and business condition until such legislation is enacted, but such legislation may adversely affect the operations and business condition of Landauer and its subsidiaries.

WE COULD BE SUBJECT TO PROFESSIONAL LIABILITY LAWSUITS, SOME OF WHICH WE MAY NOT BE FULLY INSURED AGAINST OR RESERVED FOR, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      In recent years, physicians, hospitals and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing, and vicarious liability for acts of their employees or independent contractors. Many of these lawsuits involve large claims and substantial defense costs. The acquisition of GPS increases the Company's presence in the healthcare industry. As the Company increases its focus on the healthcare industry, it could be exposed to litigation or subject to fines, penalties or suspension of services relating to the compliance with regulatory requirements.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

      At September 30, 2009, the Company is not aware of any unresolved written comments from the Commission staff regarding its periodic or current reports under the Act.


ITEM 2.  PROPERTIES

      Landauer owns three adjacent buildings totaling approximately 65,000 square feet in Glenwood, Illinois, about 30 miles south of Chicago, and leases a local warehouse. The properties house the Company's administrative offices, information technology resources, and laboratory, assembly and reading operations. The properties and equipment of the Company are in good condition and, in the opinion of management, are suitable and adequate for the Company's operations. The Company leases a crystal growth facility in Stillwater, Oklahoma and maintains laboratories in Japan, through its joint venture with Nagase-Landauer, Ltd., Brazil, China, Australia, Mexico and France, as well as a sales office in England. GPS leases offices in Ohio, Indiana, Michigan and Texas.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of September 30, 2009, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the three months ended September 30, 2009.


                                   PART II
                (Dollars in thousands, except per share data)

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's common stock is traded on the New York Stock Exchange under the trading symbol LDR. A summary of high and low market prices of the Company's common stock for the last two fiscal years is set forth in the table on page 65 of this Annual Report on Form 10-K. As of December 1, 2009, there were approximately 343 shareholders of record. There were no sales of unregistered securities of the Company and no repurchases of equity securities of the Company during fiscal 2009 by the Company.

      On November 27, 2009, the Company declared an increase of the regular quarterly cash dividend by 2.4% to $0.5375 per share for the first quarter of fiscal 2010. This increase represents an annual rate of $2.15 per share compared with $2.10 paid in fiscal 2009. A summary of cash dividends paid for the last two fiscal years is set forth in the table on page 65 of this Annual Report on Form 10-K.

      Information pursuant to this Item relating to securities authorized for issuance under equity compensation plans, contained under the heading "Equity Compensation Plan Information" in the Proxy Statement, is incorporated herein by reference.

PERFORMANCE GRAPH

      The following graph reflects a comparison of the cumulative total return (change in stock price plus reinvested dividends) assuming $100 invested in: (a) Landauer's common stock, (b) the Standard & Poor's ("S&P") industry index represented by a group of health care services companies and
(c) the S&P SmallCap 600 Index during the period from September 30, 2004 through September 30, 2009. The comparisons in the following table are historical and are not intended to forecast or be indicative of possible future performance of Landauer's common stock.

      Landauer's common stock was added to the S&P SmallCap 600 Index on September 16, 2008. The S&P SmallCap 600 Index consists of stocks of U.S. companies with market capitalizations between $200 million and $1.0 billion. New stocks are not only based on size, but also financial viability, liquidity, adequate public float and other trading requirements.

[ LINE CHART INDICATING THE FOLLOWING ]


                               Value of Investment at September 30,
                              ---------------------------------------
(Dollars)                     2004   2005   2006   2007   2008   2009
---------                     ----   ----   ----   ----   ----   ----

Landauer, Inc. . . . . . .    $100   $108   $116   $121   $180   $141
S&P Health Care Services .     100    144    169    229    240    263
S&P SmallCap 600 Index . .     100    121    130    149    129    115


ITEM 6.  SELECTED FINANCIAL DATA

                      FIVE YEAR SELECTED FINANCIAL DATA
                       LANDAUER, INC. AND SUBSIDIARIES
                      FOR THE YEARS ENDED SEPTEMBER 30,

(Dollars in Thousands,
Except per Share)        2005(1)   2006(2)   2007(3)   2008(4)    2009(5)
----------------------  --------  --------  --------  --------  --------

Operating results
    Net revenues . . .  $ 75,221  $ 79,043  $ 83,716  $ 89,954  $ 93,827
    Operating income .    26,551    29,505    28,603    34,075    32,518
    Net income . . . .    17,208    19,046    19,316    22,983    23,366
    Diluted net income
      per share. . . .  $   1.90  $   2.09  $   2.10  $   2.47  $   2.49
Cash dividends per
  share. . . . . . . .  $   1.70  $   1.80  $   1.90  $   2.00  $   2.10
Total assets . . . . .  $ 85,859  $ 90,674  $ 97,340  $118,690  $125,205

(1) Fiscal 2005 includes a management reorganization charge of $2,300, reducing net income by $1,386 (after income tax benefit of $914) or $0.15 per diluted share.

(2) Fiscal 2006 includes reorganization charges and management transition charges of $1,650, reducing net income by $994 (after income tax benefit of $656) or $0.11 per diluted share.

(3) Fiscal 2007 includes accelerated depreciation and impairment charges of $2,875, reducing net income by $1,725 (after income tax benefit of $1,150) or $0.19 per diluted share.

(4) Fiscal 2008 includes accelerated depreciation charges of $376, reducing net income by $225 (after income tax benefit of $151) or $0.02 per diluted share.

(5) Fiscal 2009 includes pension curtailment and transition costs of $2,236, reducing net income by $1,478 (after income tax benefit of $758) or $0.16 per diluted share, and reorganization charges of $416, reducing net income by $275 (after income tax benefit of $141) or $0.03 per diluted share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Landauer is a leading global provider of technical and analytical services to determine occupational and environmental radiation exposure and is the leading domestic provider of outsourced medical physics services. For over 50 years, the Company has provided complete radiation dosimetry services to hospitals, medical and dental offices, universities, national laboratories, nuclear facilities and other industries in which radiation poses a potential threat to employees. Landauer's services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from customers, and the analysis and reporting of exposure findings. These services are provided to approximately 1.6 million individuals in the United States, Australia, Brazil, Canada, China, France, Japan, Mexico, the United Kingdom and other countries. In addition to providing analytical services, the Company may lease or sell dosimetry detectors and reading equipment to large customers that want to manage their own dosimetry programs, or into smaller international markets in which it is not economical to establish a direct service. Through its Global Physics Solutions, Inc. ("GPS") subsidiary, which was acquired in November 2009, the Company provides therapeutic and diagnostic physics services and educational services to the medical physics community.

      Landauer's occupational and environmental monitoring business is a mature business, and growth in numbers of customers is modest. In recent years, the Company's strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has been developing new platforms and formats for its OSL technology, such as InLight, to gain access to markets where the Company previously did not have a significant presence, such as smaller in-house and commercial laboratories, nuclear power facilities, tactical military monitoring and hospitals to support monitoring of patient exposure to radiation. Revenue growth in recent years has occurred as a result of entry into new markets through joint ventures and acquisitions, modest unit growth, sale of InLight equipment and badges, and new ancillary services and products. The Company believes pricing in the domestic market has become more competitive and opportunities to continue to obtain regular price increases from its customers may be more limited in the future.

      On November 9, 2009, the Company completed the acquisition of GPS. Based in Texas with operations throughout the Midwest, GPS is the leading nationwide provider of medical physics services to hospitals and radiation therapy centers. Medical physics services is a large fragmented market. Market growth is expected to be driven by: the utilization of radiation in the provision of healthcare; trends towards outsourcing; and a limited domestic supply of qualified medical physicists. Also, in November 2009, Landauer completed the acquisition of GDM, a Swedish provider of radon measurement services. GDM is based near Stockholm, Sweden and provides measurement services throughout the Scandinavian region and Europe. In October 2009, Landauer acquired a dosimetry service in Sweden, now called Landauer Persondosimetri AB.

RESULTS OF OPERATIONS

FISCAL 2009 COMPARED TO FISCAL 2008

      Revenues for fiscal 2009 were $93,827, an increase of 4.3% compared with revenues of $89,954 for fiscal 2008. Domestic revenue growth for fiscal 2009 was $3,002, or 4.5%, attributable primarily to gains in the core radiation monitoring business driven by increased pricing for certain services and increases in domestic InLight equipment revenue. International revenue increased $871, or 3.7%, as a result of growth in volume in most regions, InLight equipment revenue, and the sale of InLight badges to Nagase-Landauer to support its fiscal 2010 transition of the Japanese service market from the current Luxel badge to a next generation badge based upon the InLight platform. The impact of the strengthening of the dollar against most foreign currencies reduced revenue by approximately $2,745.

      The domestic InLight equipment sales increase was driven primarily by sales to the Canadian government agency responsible for occupational monitoring and radiation emergency preparedness for the citizens of Canada. In March 2009, the Company executed a multi-year contract valued at approximately $8,000, which represents an estimate of purchases over the contract term, with commitments to be established annually, subject to annual funding by the Canadian government. In fiscal 2008, the Company initiated a similar contract in the amount of $2,000 with the agency. During fiscal 2009, the Company recognized revenue of approximately $2,700 under these agreements, compared with approximately $800 in fiscal 2008. The Company recorded deferred revenue of $486 under the contract as of September 30, 2009.

      Total cost of sales for fiscal 2009 was $30,766, an increase of $1,852, or 6.4%, compared with cost of sales of $28,914 for fiscal 2008, due to increased cost of materials to support growth in InLight product sales. Gross margins for fiscal 2009 were 67.2% of revenues, compared with 67.9% in fiscal 2008.

      Selling, general and administrative expenses for fiscal 2009 were $27,891, an increase of $1,302 or 4.9%, compared with selling, general and administrative expenses of $26,589 for fiscal 2008. Factors contributing to the increase included: $487 for increased incentive compensation costs and higher salary and benefits related to staff additions; $346 of increased professional fees related primarily to international patent and trademark activities; and $132 of increased expense spending to replace the Company's information technology systems that support customer relationship management and the order-to-cash cycle.

      On February 5, 2009, the Board of Directors approved changes to the Company's retirement benefit plans to transition from a defined benefit philosophy for retirement benefits to a defined contribution approach. The Company anticipates that the redesign of its retirement plans will result in future cost savings while offering market based retirement benefits to its employees. As a result of the changes, the Company recognized $2,236 ($1,478 after-tax) of non-recurring pension curtailment and transition costs during the second fiscal quarter of 2009. In addition, the Company initiated a management reorganization plan to strengthen selected roles in the organization. As a result, the Company recognized $489 ($322 after-tax) of non-recurring reorganization charges during the second fiscal quarter of 2009. The estimated reorganization charges were reduced by $73 ($47 after-tax) in the fourth fiscal quarter of 2009 based on actual payments to severed employees.

      Operating income for fiscal 2009 was $32,518, a decrease of $1,557, or 4.6%, compared with operating income of $34,075 for fiscal 2008. Fiscal 2009 operating income was impacted negatively by $2,652 due to the effect of the pension curtailment and transition costs and the reorganization charges.

      Net other income, including equity in income of joint venture, for fiscal 2009 was $2,199, a decrease of $157, or 6.7%, compared with net other income of $2,356 for fiscal 2008. The decrease in net other income was due to lower interest and investment income as a result of declines in market rates, substantially offset by increased Nagase-Landauer, Ltd. equity earnings, favorably impacted by foreign exchange, during fiscal 2009.

      The effective tax rate was 31.9% and 36.0% in fiscal 2009 and 2008, respectively. The reduction was due primarily to a change in the state tax rate driven by changes in the Illinois state tax law effective for fiscal 2009. Additional benefits were realized from the reduction of state tax reserves related to the filing of voluntary disclosures in certain states and the tax benefit of funding the frozen pension plan.

      Net income for the 2009 fiscal year was $23,366, an increase of 1.7%, compared with net income of $22,983 for fiscal 2008, with resulting diluted earnings per share for the current year of $2.49, compared with $2.47 reported a year ago. The fiscal 2009 net income increase was minimized by the effect of the pension curtailment and transition costs and the reorganization charges, in the amount of $1,753, or $0.19 per diluted share.

FISCAL 2008 COMPARED TO FISCAL 2007

      Revenues for fiscal 2008 were $89,954, an increase of 7.5% compared with revenues of $83,716 for fiscal 2007. Domestic revenue growth for fiscal 2008 was $1,735, or 2.7%, attributable primarily to continued growth of domestic InLight equipment and services. International revenue increased $4,503, or 24.0%, as a result of growth in volume in most regions, lead by increased InLight service revenues; revenues attributable to the addition of a new 56.25% owned subsidiary in Mexico; and favorable currency exchange rates. Favorable currency, primarily the strengthening of the Euro and Brazilian Real against the dollar, contributed approximately $2,064 of the revenue growth.

      The domestic InLight equipment increase was driven primary by a sale to the Canadian government agency responsible for occupational monitoring and radiation emergency preparedness for the citizens of Canada. The Company completed a $2,000 contract during the quarter ended March 31, 2008 with the agency, under which $1,850 of product was delivered. Approximately, $1,100 of the product delivered required additional processing by Landauer to be fully utilized for its intended purpose. Per the terms of the agreement, the Canadian agency was given the option to obtain additional processing of the dosimetry materials from the Company or to exchange the materials for finished product. In fiscal 2008, the Company recorded $1,100 of deferred revenue related to the portion of the sale that required additional performance by the Company, which was subsequently recognized in fiscal 2009.

      Total cost of sales for fiscal 2008 was $28,914, an increase of $1,387, or 5.0%, compared with cost of sales of $27,527 for fiscal 2007. Gross margins for fiscal 2008 were 67.9% of revenues, compared with 67.1% in fiscal 2007. The improvement was a result primarily of increased revenues without a corresponding increase to the fixed cost structure, as well as lower depreciation expense.

      Selling, general and administrative expenses for fiscal 2008 were $26,589, an increase of $1,878 or 7.6%, compared with selling, general and administrative expenses of $24,711 for fiscal 2007. Factors contributing to the increase in selling, general and administrative costs included: $695 for domestic sales and marketing resources; $1,800 for incentive compensation programs; and approximately $700 for foreign operations, primarily relating to increased foreign exchange rates and the addition of a new subsidiary in Mexico. These increases were partially offset by $1,409 in reduced expense spending for the Company's project to reengineer business processes and to replace its information technology systems that support improved business relationship management and the order-to-cash cycle.

      During the 2007 fiscal year, the Company implemented a plan to support long-term profitability and growth. This plan supported investment in two initiatives to improve focus and build shareholder value. First, the Company expanded sales and marketing resources to better reach markets targeted by the Company for growth. Secondly, the Company accelerated its program to re-engineer business processes. An important part of the program is replacing the Company's information technology system. The project was initiated during fiscal 2007 and was targeted to be completed during fiscal 2008. The project extended beyond its initial timeline due to increased customization of the software to capture the unique business requirements of the Company.

      As part of the information technology initiative in the 2007 fiscal year, management completed an evaluation of the usefulness of investments made in legacy information systems' hardware and software having a net book value of approximately $4,600. Of these assets, approximately $3,500 was determined to be either impaired or subject to accelerated depreciation. This resulted in a fiscal 2008 charge of $376 ($225, after-tax) for accelerated depreciation and a fiscal 2007 charge of $2,875 ($1,725, after-tax), of which $2,185 was for impaired assets.

      Operating income for fiscal 2008 was $34,075, an increase of $5,472, or 19.1%, compared with operating income of $28,603 for fiscal 2007. The increase in operating income was due to the growth in revenue and gross profit, reduced spending in fiscal 2008 for the systems initiative and reduced impact of the charge for accelerated depreciation and impaired assets.

      Net other income, including equity in income of joint venture, for fiscal 2008 was $2,356, an increase of $129, or 5.8%, compared with net other income of $2,227 for fiscal 2007. The increase in net other income was primarily due to increases in interest and investment income. Nagase-Landauer, Ltd. equity earnings were approximately $1,400 in each fiscal 2008 and 2007.

      Income tax expense for fiscal 2008 and 2007 was $13,118 and $11,413, respectively. The effective tax rate was 36.0% and 37.0% in fiscal 2008 and 2007, respectively. The decline in the effective tax rate was driven by a number of factors including the increased impact of foreign and state tax credits and foreign source income.

      Net income for the 2008 fiscal year was $22,983, an increase of 19.0%, compared with net income of $19,316 for fiscal 2007, with resulting diluted earnings per share for fiscal 2008 of $2.47, compared with $2.10 reported in fiscal 2007.

FOURTH QUARTER RESULTS OF OPERATIONS

      Revenues for the fourth fiscal quarter of 2009 were $22,967, an increase of $467, or 2.1%, compared with $22,500 in the fourth fiscal quarter of 2008. Domestic revenue growth for the fourth quarter was $284, or 1.7%, resulting from gains in the core radiation monitoring business driven by increased pricing for certain services. International revenue in the fourth fiscal quarter of 2009 increased $184, or 3.0%. Growth in volume in most regions, InLight product revenue, and the sale of InLight badges to Nagase-Landauer to support its fiscal 2010 transition to the InLight platform, were partially offset by the impact of the strengthening of the dollar against most foreign currencies which reduced revenue by approximately $234.

      Cost of sales for the fourth quarter of fiscal 2009 was $7,373, compared to $7,269 for the fourth quarter of fiscal 2008. Selling, general and administrative expenses for the fourth quarter of fiscal 2009 were $8,098, an increase of $839, or 12%, compared with expense of $7,259 for the fourth quarter of fiscal 2008. Factors contributing to the increase included: $346 of increased professional fees related primarily to international patent and trademark activities; $315 of increased expense spending to re-engineer business processes and to replace the Company's information technology systems that support customer relationship management and the order-to-cash cycle; and $207 increased international selling, general and administrative expenses generally for the Company's operations in France.

      Operating income for the fourth fiscal quarter of 2009 was $7,569, a decrease of $403, or 5.1%, compared with $7,972 in the fourth fiscal quarter of 2008. Net other income for the fourth quarter increased by $33 to $471 in fiscal 2009 due to higher Nagase-Landauer, Ltd. equity earnings. Income tax expense and the effective tax rates, respectively, were $2,718 and 33.8% in the fiscal fourth quarter 2009, and $2,859 and 34.0% in the fiscal fourth quarter 2008.

      Net income for the fiscal fourth quarter of 2009 was $5,250, compared with net income of $5,484 for fourth quarter fiscal 2008, with resulting diluted earnings per share for the 2009 quarter of $0.56 compared with $0.59 reported in the fiscal fourth quarter of 2008.

OUTLOOK FOR FISCAL 2010

      Landauer's business plan for fiscal 2010 includes projections currently for aggregate revenue growth for the year to be in the range of 25 to 30 percent, with the recently completed acquisitions contributing 20 to 23 percent of the growth. The business plan includes expense spending of $2,400 to $2,800 to support the successful completion of the Company's systems initiative and the related post implementation support. The Company projects a net income increase in the range of 4 to 8 percent, excluding the impact of transaction related fees in fiscal 2010 and the fiscal 2009 after tax impact of pension curtailment and transition costs and management reorganization charges of $1,800. In addition, the Company expects capital spending to be in the range of $7,000 to $9,000, primarily for the completion of our systems initiative.

LIQUIDITY AND CAPITAL RESOURCES

      Landauer generated $2,555 in cash during fiscal year 2009 to end the year with $36,493 in cash on hand. The Company had no outstanding borrowings throughout the year.

      The Company completed the acquisition of GPS on November 9, 2009 for a purchase price of $22,000 in cash. Landauer also completed the acquisition of GDM for $6,700 in cash. The Company funded the purchase prices through borrowings under its credit agreement of $18,000, with the remainder paid from the Company's cash on hand. Under the credit agreement, the Company elects to pay an annualized interest rate based on LIBOR plus 2.9%. In addition, the Company must maintain a fixed charge coverage ratio, as calculated pursuant to the terms of the amended credit agreement, as of the end of each calendar quarter of not less than 1.35 to 1.00, and a funded debt to EBITDA ratio less than or equal to 1.5 to 1.00.

      Cash flows provided by operating activities for fiscal 2009 were $30,209, a decrease of $4,442, or 13%, from fiscal 2008. The decline in operating cash flow was driven primarily by contributions of $6,400 in excess of the required annual pension plan payments to fund the remainder of the plan's current unfunded balance. Other factors contributing to the change in operating cash flow include decreased prepaid taxes and decreased net current deferred taxes.

      During the 2007 fiscal year, the Company initiated a project to replace its information technology systems. The project has extended beyond its initial timeline and planned costs due to increased customization of the software to capture the unique business requirements of the Company. The total project cost is estimated currently to be approximately $25,000 to $27,000 and is targeted currently to be completed during calendar 2010.

      Investing activities included acquisitions of property, plant and equipment in the amounts of $9,126, $7,533 and $7,386 in fiscal 2009, 2008 and 2007, respectively. Included in these costs were $5,856, $5,656 and $5,263 in fiscal 2009, 2008 and 2007, respectively, for the Company's systems initiative. In addition, Landauer invested $498 in fiscal 2008 for its acquisition of 56.25% ownership in a subsidiary in Mexico. Capital expenditures for fiscal 2010 are expected to be approximately $7,000 to $9,000 principally for the project to replace the Company's information systems. The Company anticipates that funds for these capital improvements will be provided from operations.

      The Company's financing activities are comprised of credit facility activities and payments of cash dividends to shareholders and minority partners, offset partially by proceeds from the exercise of stock options. During fiscal 2009, 2008 and 2007, the Company paid cash dividends of $19,360, or $2.10 per share, $18,270, or $2.00 per share, and $17,163, or
$1.90 per share, respectively, and such amounts have been provided from operations.

      Cash paid for income taxes was $7,515, $10,213 and $13,191 in fiscal 2009, 2008 and 2007, respectively.

      As described in Note 9 to the financial statements, the Company amended its credit agreement in June 2009, which originally had an expiration date of October 31, 2009 and permitted borrowings up to $15,000. The amendment, among other changes to the original terms, extended the maturity date to June 16, 2011 and increased the aggregate amount of funds available to $30,000; subject, with respect to amounts borrowed in excess of $20,000, to certain criteria outlined in the agreement. The Company renegotiated the credit facility because it was able to obtain favorable terms, and the Company wanted to ensure it had committed access to capital in support of anticipated strategic expansion activities, given the current credit environment. The Company completed the acquisition of GPS on November 9, 2009 for a purchase price of $22,000 in cash. Landauer also completed the acquisition of GDM for $6,700 in cash. The Company funded the purchase prices through borrowings under its credit agreement of $18,000, with the remainder paid from the Company's cash on hand. Under the credit agreement, the Company elects to pay an annualized interest rate based on LIBOR plus 2.9%. In addition, the Company must maintain a fixed charge coverage ratio, as calculated pursuant to the terms of the amended credit agreement, as of the end of each calendar quarter of not less than 1.35 to 1.00, and a funded debt to EBITDA ratio less than or equal to 1.5 to 1.00.

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

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments, reflected on the balance sheets as "Deferred Contract Revenue", amounted to $15,632 and $15,626, respectively, as of September 30, 2009 and 2008. While these amounts represent approximately 42% and 46% of current liabilities, respectively as of September 30, 2009 and 2008, such amounts generally do not represent a future cash obligation. Customers are invoiced generally in accordance with the Company's standard terms, with payment due thirty days from date of invoice.

      Landauer also offers radiation monitoring services in Australia, Brazil, Canada, China, France, Japan, Mexico, and the United Kingdom. The Company's operations in these markets generally do not depend on significant capital.

      The Company is exposed to market risk, including changes in foreign currency exchange rates. The financial statements of the Company's non-U.S. subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the reporting currency. The market risk associated with foreign currency exchange rates is not material in relation to the Company's financial position, results of operations, or cash flows.

CONTRACTUAL OBLIGATIONS

      As of September 30, 2009, the expected resources required for scheduled payment of contractual obligations were as follows:


                                   Scheduled payments by fiscal year
                              -------------------------------------------
                                                                   There-
(Dollars in Thousands)       Total      2010   2011-12  2013-14    after
----------------------      -------   -------  -------  -------   -------

Purchase obligations (1) .  $14,718   $14,718  $     -   $    -    $    -

Dividends (2). . . . . . .    4,996     4,996        -        -         -

Pension and postretirement
  benefits (3) . . . . . .    3,706       297      686      766     1,957

Operating leases (4) . . .    1,003       393      262      187       161
                            -------   -------  -------  -------   -------
                            $24,423   $20,404  $   948  $   953   $ 2,118
                            =======   =======  =======  =======   =======


(1) Includes accounts payable under other agreements to purchase goods or services including open purchase orders; also includes remaining contractual obligations associated with the Company's information systems upgrade.

(2) Cash dividends in the amount of $0.525 per share were declared on August 28, 2009.

(3) Includes estimated future benefit payments for the supplemental key executive retirement plans and a terminated retirement plan that provides certain retirement benefits payable to non-employee directors. The amounts are actuarially determined, which includes the use of assumptions, and may vary significantly from expectations.

(4) The Company has several small operating leases that are generally short-term in nature; it has no material operating or capital leases.

      The Company is not able to reasonably estimate the timing of the payments or the amount by which its gross unrecognized tax benefits of $532 will increase or decrease over time. Therefore, the liability is excluded from the preceding table. Refer to footnote 8, "Income Taxes" for further information.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2007, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that amends the accounting for business combinations, and the accounting and reporting for a noncontrolling interest in a subsidiary. The amended guidance aims to improve, simplify, and converge internationally the accounting for and reporting of business combinations and noncontrolling interests in consolidated financial statements. The revised provisions are effective, and should be applied prospectively, for the Company beginning in fiscal 2010. The Company will apply the amended guidance for any business combinations beginning in fiscal 2010, including the first quarter acquisitions of GPS, GDM and Landauer Persondosimetri AB. The Company does not expect the amended guidance for accounting and reporting for noncontrolling interests to have a significant impact on the Company's financial statements.

      In September 2009, the FASB approved the issuance of new guidance for arrangements with multiple deliverables and arrangements that include software elements. By providing another alternative for determining the selling price of deliverables, the new guidance will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction's economics and will often result in earlier revenue recognition. In addition, the residual method of allocating arrangement consideration is no longer permitted under the new guidance. The new guidance for arrangements that include software elements removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The new guidance requires expanded qualitative and quantitative disclosures. The new guidance is effective for fiscal years beginning on or after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The Company is currently evaluating the impact of this new guidance to its financial position, results of operations and financial disclosures.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      Effective October 1, 2008, the Company adopted the FASB authoritative guidance for the accounting for the deferred compensation and postretirement benefit aspects of collateral assignment split-dollar life insurance arrangements. The guidance requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement. As a result of the implementation of the guidance, the Company recognized a decrease of $362 in its long-term asset recorded for its collateral assignment split-dollar life insurance arrangement and recorded a liability of $538 for premiums payable under the arrangement. The October 1, 2008 balance of retained earnings was reduced by $900. The Company's liability for this arrangement is expected to be settled in fiscal 2014.

      Effective October 1, 2008, the Company adopted the FASB standards which define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. The guidance applies under other accounting standards that require or permit fair value measurements. The adoption of these standards did not impact the Company's consolidated financial statements for the year ended September 30, 2009.

      Effective October 1, 2008, the Company adopted the FASB authoritative guidance which permits entities to choose to measure many financial instruments and certain other items at fair value on an instrument-by-instrument basis, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. The new guidance also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The Company did not elect the fair value option and, therefore, the adoption of the guidance did not impact the Company's financial position, results of operations and financial disclosures for the year ended September 30, 2009.

      Effective June 30, 2009, the Company adopted the new general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standards require disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of the standards did not impact the consolidated financial statements for the year ended September 30, 2009.

      Effective for the Company's financial statements issued for the fiscal year ending September 30, 2009, the Company adopted the FASB Accounting Standards Codification. The FASB established the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification supersedes all prior accounting standard documents, and all other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The Codification does not change or alter existing U.S. GAAP and, therefore, did not have any impact on the Company's consolidated financial statements.

INFLATION

      The Company strives to reflect the inflationary impact of materials, labor and other operating costs and expenses in its prices. The market for the services and products that the Company offers, however, is highly competitive, and in some cases has limited the ability of the Company to offset inflationary cost increases.

FORWARD LOOKING STATEMENTS

      Certain matters contained in this report, including the information contained under the heading "Outlook for Fiscal 2010" in Item 7 of this report, constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties. These include the following, without limitation: assumptions, risks and uncertainties associated with the Company's development and introduction of new technologies in general; continued customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (OSL) technology to new platforms and formats, such as Luxel+; the costs associated with the Company's research and business development efforts; the effectiveness of changes and upgrades to and costs associated with the Company's information systems; the usefulness of older technologies; the anticipated results of operations of the Company and its subsidiaries or ventures; valuation of the Company's long-lived assets or business units relative to future cash flows; changes in pricing of products and services; changes in postal and delivery practices; the Company's business plans; anticipated revenue and cost growth; the ability to integrate the operations of acquired businesses and to realize the expected benefits of acquisitions; the risks associated with conducting business internationally; costs incurred for potential acquisitions or similar transactions; other anticipated financial events; the effects of changing economic and competitive conditions; foreign exchange rates; government regulations; accreditation requirements; changes in the trading market that affect the cost of obligations under the Company's benefit plans; and pending accounting pronouncements. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company's business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth in Item 1A "Risk Factors" and Item 7A "Quantitative and Qualitative Disclosures about Market Risk" and information contained in the Company's reports filed, from time to time, with the SEC.

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make assumptions and estimates that affect the results of operations and the amounts of assets and liabilities reported in the financial statements as well as related disclosures. Critical accounting policies are those that are most important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Below are the critical accounting policies which have been applied in the preparation of the Company's financial statements and accompanying notes.

REVENUE RECOGNITION AND DEFERRED CONTRACT REVENUE

      The majority of the services provided by the Company to its customers is of a subscription nature and is continuous. The Company views its business as services provided to customers over a period of time and the wear period is the period over which those services are provided. Badge production, wearing of badges, badge analysis, and report preparation are integral to the benefit that the Company provides to its customers. These services are provided to customers on an agreed-upon recurring basis (monthly, bi-monthly or quarterly) that the customer chooses for the wear period. Revenue is recognized on a straight-line basis, adjusted for changes in pricing and volume, over the wear period as the service is continuous and no other discernible pattern of recognition is evident. Revenues are recognized over the periods in which the customers wear the badges irrespective of whether invoiced in advance or in arrears. The amounts recorded as deferred contract revenue in the consolidated balance sheets represent customer deposits invoiced in advance during the preceding twelve months for services rendered over the succeeding twelve months, and are net of services rendered through the respective consolidated balance sheet date. Such advance billings amounted to $15,632 and $15,626, respectively, as of September 30, 2009 and September 30, 2008.

PROPERTY, PLANT & EQUIPMENT AND OTHER ASSETS

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

      Landauer capitalizes, as a component of equipment, costs of software which is acquired, internally developed, or modified solely to meet the Company's internal needs. In accordance with FASB authoritative guidance, internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Costs incurred during the preliminary project stage as well as training costs and maintenance costs during the postimplementation-operation stage are expensed. Capitalized costs amounted to $6,086, $10,645 and $4,532, respectively, for fiscal years 2009, 2008 and 2007. In fiscal year 2009, approximately $5,555 of the capitalized software costs was related to the Company's initiative to re-engineer various business processes and replace components of its information technology systems that support customer relationship management and the order-to-cash cycle. The new software is replacing certain legacy assets that were either subject to immediate impairment or retirement once the full system implementation has been completed. In fiscal 2009, the remainder of the costs was related to legacy assets remaining in use by the Company. In fiscal years 2008 and 2007, some of the legacy assets were included in the evaluation for immediate impairment or retirement. Information regarding these costs is contained under the footnote "Impairment and Accelerated Depreciation Charges" on page 42 of this Annual Report on Form 10-K.

GOODWILL AND OTHER INTANGIBLE ASSETS

      Landauer's intangible assets include purchased customer lists, licenses, patents, trademarks, tradenames and goodwill. Purchased customer lists are recorded at cost and are amortized on a straight-line basis over estimated useful lives, which range from 10 to 15 years. Patents and licenses are also recorded at cost and are amortized on a straight-line basis over their useful lives, which range from 10 to 17 years. The Company acquired goodwill primarily from its acquisitions of Landauer-Europe and SAPRA-Landauer as well as other smaller investments. Goodwill as well as trademarks and tradenames have indefinite lives.

      FASB authoritative guidance requires that goodwill and certain intangible assets with indefinite lives be reviewed periodically for impairment. The impairment review of goodwill and other intangible assets that are not being amortized, generally, is performed annually and is based on fair values. The Company's methodology for testing goodwill for impairment includes an initial review of potential impairment triggering events and tests of fair market value. Should a triggering event be identified, the Company performs a financial analysis of future undiscounted cash flows projections by investment. Triggering events include, but are not limited to, a current-period operating or cash flow loss; a product, technology, or service introduced by a competitor; or a loss of key personnel. As a result of its testing and review for impairment, the Company determined that no impairment was required to be recognized as of September 30, 2009. Information regarding the value of goodwill and other intangible assets is presented under the footnote "Goodwill and Other Intangible Assets" on page 44 of this Annual Report on Form 10-K.

INCOME TAXES

      The Company estimates the income tax provision for income taxes that are currently payable, and records deferred tax assets and liabilities for the temporary differences in tax consequences between the financial statements and tax returns. Temporary differences result from, among other events, revenues, expenses, gains, or losses that are included in taxable income of an earlier or later year than the year in which they are recognized in financial income. These deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent that deferred tax assets will not likely be recovered from future taxable income, a valuation allowance is established against such deferred tax assets.

      Management exercises significant judgment in the valuation of its current and deferred tax assets and liabilities. The Company recognizes the financial statement effects of its tax positions in its current and deferred tax assets and liabilities when it is more likely than not that the position will be sustained upon examination by a taxing authority. Management considers, among other factors, the Company's current and past performance, the market environment in which the Company operates, and tax planning strategies. Further, the Company provides for income tax issues not yet resolved with federal, state and local tax authorities. The Company assesses and updates its tax positions when significant changes in circumstances, which would cause a change in judgment about the likelihood of realizing the deferred items, occur. Variations in the actual outcome of these future tax consequences could materially impact the Company's financial position, results of operations or cash flows. Further information regarding the Company's income taxes is contained under the footnote "Income Taxes" on page 44 of this Annual Report on Form 10-K.

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

      As a result of plan amendments during fiscal 2009 which led to plan curtailments, the amended plans required remeasurement of benefit obligations using prevailing rates at that time. For the period from October 1, 2008, to January 31, 2009, the discount rate used for the amended plans was 7.50%. For the period February 1, 2009, to September 30, 2009, the discount rate used for the amended plans was 6.38%. All other assumptions determined as of October 1, 2008 remained appropriate for the amended plans through the entire fiscal year. Including the impact of the changes in discount rates, the weighted-average assumed discount rate used to determine the fiscal 2009 plan expenses was 7.34% for pension benefits and 7.50% for other benefits compared to 6.30% for all benefits in fiscal 2008. For fiscal 2009 expense, the expected long-term rate of return of plan assets was 6.50%, unchanged from fiscal 2008. In establishing the rate, management considered the historical rates of return and the current and planned asset classes of the plan investment portfolio. In determining the rate of compensation increase of 3.50% for fiscal 2009 and 2008, management considered historical Company increases, market expectations and expected future Company increases. The weighted-average assumptions used to determine benefit obligations at September 30, 2009 were: a discount rate of 5.59% compared to the fiscal 2008 rate of 7.50%, adjusted to reflect the single rate that, when applied to the projected benefit disbursements from the plan, would result in the same discounted value as the array of rates that make up the Citigroup Pension Discount Curve as of September 30, 2009; and a rate of compensation increase of 3.50%, unchanged from fiscal 2008.

      The Company recognizes on its balance sheet the amount by which the projected benefit obligations of its defined benefit plans exceed the fair value of plan assets. Subsequent changes in the funded status of the plans as a result of future transactions and events, amortization of previously unrecognized costs, and changes to actuarial assumptions are recognized as an asset or a liability and amortized as components of net periodic pension cost or accumulated other comprehensive income. An increase or decrease in the assumptions or economic events outside of management's control could have a material effect on the Company's results of operations or financial condition. Information regarding these plans is contained under the footnote "Employee Benefit Plans" on page 47 of this Annual Report on Form 10-K.

STOCK-BASED COMPENSATION

      The Company measures and recognizes compensation cost at fair value for all stock-based awards, net of the estimated impact of forfeited awards. The Company granted stock options in years prior to fiscal 2006. The fair values of options were estimated using a Black-Scholes option pricing model. In addition to stock options, key employees and/or non-employee directors are eligible to receive performance shares and restricted stock. The fair value of performance shares and restricted stock granted under the Company's 2005 Long-Term Incentive Plan was based on the average of the Company's high and low stock prices on the date of grant. Upon the adoption of the Company's Incentive Compensation Plan in February 2008, the fair value of performance shares and restricted stock granted under the new plan is based on the Company's closing stock price on the grant date. The terms of performance share awards allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. Stock-based compensation expense associated with performance share awards is recognized based on management's best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that are expected to be earned. The Company evaluates on a quarterly basis the progress towards achieving the performance criteria. The cumulative effect on current and prior periods of a change in the estimated number of performance share awards expected to be earned is recognized as compensation cost or as a reduction of cost in the period of the revised estimate. Compensation expense for restricted stock is recognized ratably over the vesting period.

      Forfeitures of awards are estimated at the time of grant and stock-based compensation cost is recognized only for those awards expected to vest. The Company uses historical experience to estimate projected forfeitures. The Company recognizes the cumulative effect on current and prior periods of a change in the forfeiture rate, or actual forfeitures, as compensation cost or as a reduction of cost in the period of the revision. If revisions are made to management's assumptions and estimates or if actual results vary considerably from those that are expected, stock-based compensation expense could change significantly, impacting the Company's results of operations or financial condition. Further information regarding the Company's stock-based awards is presented under the footnote "Stock-Based Compensation" on page 53 of this Annual Report on Form 10-K.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk, including changes in foreign currency exchange rates. The financial statements of the Company's international subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the reporting currency. To date, the market risk associated with foreign currency exchange rates has not been material in relation to the Company's financial position, results of operations, or cash flows. These risks could increase, however, as the Company expands in international markets and markets becomes more volatile. The Company estimates that a 10% and 20% adverse change in the underlying foreign currency exchange rates would have decreased reported net income in fiscal 2009 by approximately $450 and $825, respectively. Historically, the Company believes that adverse changes in foreign exchange rates have not materially impacted its financial condition.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         CONSOLIDATED BALANCE SHEETS
                       LANDAUER, INC. AND SUBSIDIARIES
                             AS OF SEPTEMBER 30,


(Dollars in Thousands)                                2009        2008
----------------------                              --------    --------

ASSETS
Current assets:
    Cash and cash equivalents. . . . . . . . . .    $ 36,493    $ 33,938
    Receivables, net of allowances of
      $622 in 2009 and $609 in 2008. . . . . . .      20,663      19,738
    Inventories. . . . . . . . . . . . . . . . .       4,063       3,550
    Prepaid expenses and other current assets. .       2,599       1,227
    Prepaid income taxes . . . . . . . . . . . .       3,743       7,964
    Deferred income taxes. . . . . . . . . . . .         976       2,312
                                                    --------    --------
Current assets . . . . . . . . . . . . . . . . .      68,537      68,729

Property, plant and equipment, at cost:
    Land and improvements. . . . . . . . . . . .         619         635
    Buildings and improvements . . . . . . . . .       4,346       4,349
    Internal software. . . . . . . . . . . . . .      31,226      25,271
    Equipment. . . . . . . . . . . . . . . . . .      31,159      27,340
                                                    --------    --------
                                                      67,350      57,595
Accumulated depreciation and amortization. . . .     (41,199)    (37,410)
                                                    --------    --------
Net property, plant and equipment. . . . . . . .      26,151      20,185
                                                    --------    --------
Equity in joint venture. . . . . . . . . . . . .       7,421       5,796
Goodwill . . . . . . . . . . . . . . . . . . . .      13,384      13,343
Intangible assets, net of amortization
  of $4,595 in 2009 and $4,065 in 2008 . . . . .       3,996       4,759
Dosimetry devices, net of amortization
  of $11,614 in 2009 and $10,632 in 2008 . . . .       4,583       4,454
Other assets . . . . . . . . . . . . . . . . . .       1,133       1,424
                                                    --------    --------
ASSETS . . . . . . . . . . . . . . . . . . . . .    $125,205    $118,690
                                                    ========    ========

                         CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)
                       LANDAUER, INC. AND SUBSIDIARIES
                             AS OF SEPTEMBER 30,


(Dollars in Thousands)                                2009        2008
----------------------                              --------    --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable . . . . . . . . . . . . . .    $  5,193    $    981
    Dividends payable. . . . . . . . . . . . . .       4,996       4,686
    Deferred contract revenue. . . . . . . . . .      15,632      15,626
    Accrued compensation and related costs . . .       4,876       5,368
    Accrued pension and postretirement costs . .         346         366
    Other accrued expenses . . . . . . . . . . .       5,832       7,197
                                                    --------    --------
Current liabilities. . . . . . . . . . . . . . .      36,875      34,224
                                                    --------    --------
Non-current liabilities:
    Pension and postretirement obligations . . .       8,238       8,609
    Deferred income taxes. . . . . . . . . . . .       4,608       4,622
    Other non-current liabilities. . . . . . . .       1,030         935
                                                    --------    --------
Non-current liabilities. . . . . . . . . . . . .      13,876      14,166
                                                    --------    --------
Minority interest in subsidiary. . . . . . . . .         693         545

STOCKHOLDERS' EQUITY
    Preferred stock, $.10 par value per
      share, authorized 1,000,000 shares;
      none issued. . . . . . . . . . . . . . . .           -           -
    Common stock, $.10 par value per share,
      authorized 20,000,000 shares; 9,381,098
      and 9,332,508 issued and outstanding,
      respectively, in 2009 and 2008 . . . . . .         938         933
     Additional paid in capital. . . . . . . . .      30,834      28,826
     Accumulated other comprehensive
       income (loss) . . . . . . . . . . . . . .        (515)        289
     Retained earnings . . . . . . . . . . . . .      42,504      39,707
                                                    --------    --------
    Stockholders' equity . . . . . . . . . . . .      73,761      69,755
                                                    --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . .    $125,205    $118,690
                                                    ========    ========






















 The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF INCOME
                       LANDAUER, INC. AND SUBSIDIARIES
                      FOR THE YEARS ENDED SEPTEMBER 30,


(Dollars in Thousands,
Except per Share)                           2009       2008       2007
----------------------                    --------   --------   --------

Net revenues . . . . . . . . . . . . . .  $ 93,827   $ 89,954   $ 83,716
                                          --------   --------   --------
Costs and expenses:
    Cost of sales. . . . . . . . . . . .    30,766     28,914     27,527
    Selling, general, and
      administrative . . . . . . . . . .    27,891     26,589     24,711
    Net defined benefit plan
      curtailment loss and transition
      costs. . . . . . . . . . . . . . .     2,236          -          -
    Impairment and accelerated
      depreciation charges . . . . . . .         -        376      2,875
    Reorganization charges . . . . . . .       416          -          -
                                          --------   --------   --------
                                            61,309     55,879     55,113
                                          --------   --------   --------
Operating income . . . . . . . . . . . .    32,518     34,075     28,603

Equity in income of joint venture. . . .     1,575      1,351      1,414
Other income, net. . . . . . . . . . . .       624      1,005        813
                                          --------   --------   --------
Income before taxes. . . . . . . . . . .    34,717     36,431     30,830
Income taxes . . . . . . . . . . . . . .    11,071     13,118     11,413
                                          --------   --------   --------
Income before minority interest. . . . .    23,646     23,313     19,417
Minority interest. . . . . . . . . . . .       280        330        101
                                          --------   --------   --------
Net income . . . . . . . . . . . . . . .  $ 23,366   $ 22,983   $ 19,316
                                          ========   ========   ========

Net income per share:
    Basic. . . . . . . . . . . . . . . .  $   2.51   $   2.49   $   2.12
    Weighted average basic shares
      outstanding. . . . . . . . . . . .     9,293      9,237      9,127

    Diluted. . . . . . . . . . . . . . .  $   2.49   $   2.47   $   2.10
    Weighted average diluted shares
      outstanding. . . . . . . . . . . .     9,366      9,302      9,196
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

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              AND COMPREHENSIVE INCOME
                                           LANDAUER, INC. AND SUBSIDIARIES

                                                    Addi-      Accumulated                  Total      Compre-
                                                   tional         Other                     Stock-     hensive
                                        Common     Paid In     Comprehensive   Retained    holders'    Income
(Dollars in Thousands)                  Stock      Capital     Income (Loss)   Earnings     Equity     (Loss)
----------------------                 --------    --------    -------------   --------   ----------   --------
BALANCE SEPTEMBER 30, 2006 . . . . .   $    909    $ 19,641        $   (498)   $ 33,647    $ 53,699
Adoption of new benefit plan
    accounting guidance. . . . . . .          -           -            (780)          -        (780)
Stock-based compensation
   arrangements. . . . . . . . . . .         12       3,940               -           -       3,952
Net income . . . . . . . . . . . . .          -           -               -      19,316      19,316    $ 19,316
Foreign currency translation
   adjustment. . . . . . . . . . . .          -           -             609           -         609         609
Dividends. . . . . . . . . . . . . .          -           -               -     (17,446)    (17,446)          -
Minimum pension liability
   adjustment. . . . . . . . . . . .          -           -             160           -         160         160
                                       --------    --------        --------    --------    --------    --------
Comprehensive Income . . . . . . . .                                                                   $ 20,085
                                                                                                       ========

BALANCE SEPTEMBER 30, 2007 . . . . .        921      23,581            (509)     35,517      59,510

Adoption of new income tax
   accounting guidance . . . . . . .          -           -               -        (231)       (231)
Stock-based compensation
    arrangements . . . . . . . . . .         12       5,245               -           -       5,257
Net income . . . . . . . . . . . . .          -           -               -      22,983      22,983    $ 22,983
Foreign currency translation
   adjustment. . . . . . . . . . . .          -           -            (235)          -        (235)       (235)
Dividends. . . . . . . . . . . . . .          -           -               -     (18,562)    (18,562)          -
Defined benefit pension plans
   activity. . . . . . . . . . . . .          -           -             964           -         964         964
Other postretirement benefit plans
   activity. . . . . . . . . . . . .          -           -              69           -          69          69
                                       --------    --------        --------    --------    --------    --------
Comprehensive Income . . . . . . . .                                                                   $ 23,781
                                                                                                       ========












                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              AND COMPREHENSIVE INCOME
                                                     (CONTINUED)
                                           LANDAUER, INC. AND SUBSIDIARIES


                                                    Addi-      Accumulated                  Total      Compre-
                                                   tional         Other                     Stock-     hensive
                                        Common     Paid In     Comprehensive   Retained    holders'    Income
(Dollars in Thousands)                  Stock      Capital     Income (Loss)   Earnings     Equity     (Loss)
----------------------                 --------    --------    -------------   --------   ----------   --------

BALANCE SEPTEMBER 30, 2008 . . . . .   $    933    $ 28,826        $    289    $ 39,707    $ 69,755

Adoption of new postretirement
   life insurance arrangements
   accounting guidance . . . . . . .          -           -               -        (900)       (900)

Stock-based compensation
   arrangements. . . . . . . . . . .          5       2,008               -           -       2,013
Net income . . . . . . . . . . . . .          -           -               -      23,366      23,366    $ 23,366
Foreign currency translation
   adjustment. . . . . . . . . . . .          -           -           1,243           -       1,243       1,243
Dividends. . . . . . . . . . . . . .          -           -               -     (19,669)    (19,669)          -
Defined benefit pension plans
   activity. . . . . . . . . . . . .          -           -          (2,017)          -      (2,017)     (2,017)
Other postretirement benefit
   plans activity. . . . . . . . . .          -           -             (30)          -         (30)        (30)
                                       --------    --------        --------    --------    --------    --------
Comprehensive Income . . . . . . . .                                                                   $ 22,562
                                                                                                       ========
BALANCE SEPTEMBER 30, 2009 . . . . .   $    938    $ 30,834        $   (515)   $ 42,504    $ 73,761
                                       ========    ========        ========    ========    ========















                     The accompanying notes are an integral part of these financial statements.

                                                         34

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                       LANDAUER, INC. AND SUBSIDIARIES
                      FOR THE YEARS ENDED SEPTEMBER 30,


(Dollars in Thousands)                        2009      2008      2007
----------------------                      --------  --------  --------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . .  $ 23,366  $ 22,983  $ 19,316
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Asset impairment and accelerated
        depreciation charges . . . . . . .         -       376     2,875
      Depreciation . . . . . . . . . . . .     5,230     5,719     6,851
      Amortization . . . . . . . . . . . .       615       658       640
      Equity in net income of joint
        venture. . . . . . . . . . . . . .    (1,575)   (1,351)   (1,414)
      Dividends from joint venture . . . .     1,062       894       560
      Stock-based compensation . . . . . .     2,152     1,200       801
      Tax benefit from stock-based
        compensation arrangements. . . . .     1,089     1,408       925
      Excess tax benefit from stock-
        based compensation arrangements. .      (228)   (1,019)     (829)
      Defined benefit plans net
        curtailment loss . . . . . . . . .     1,350         -         -
      (Increase) decrease in accounts
        receivable, net. . . . . . . . . .      (872)       55     1,101
      Decrease (increase) in prepaid
        taxes. . . . . . . . . . . . . . .     3,357    (6,198)   (1,343)
      Decrease (increase) in current
        deferred taxes, net. . . . . . . .     2,457     1,107    (2,219)
      Increase in dosimetry devices
        at cost. . . . . . . . . . . . . .    (1,856)   (1,235)   (1,190)
      (Increase) decrease in long-term
        deferred taxes, net. . . . . . . .      (384)    5,084       889
      Increase (decrease) in accounts
        payable and other current
        liabilities. . . . . . . . . . . .     1,229     3,286      (309)
      (Decrease) increase in deferred
        contract revenue . . . . . . . . .       (59)    1,782       (84)
      (Decrease) increase in long-term
        pension and postretirement
        obligations. . . . . . . . . . . .    (4,934)      666       697
      Other operating activities, net. . .    (1,790)     (764)      738
                                            --------  --------  --------
      Net cash provided by
        operating activities . . . . . . .    30,209    34,651    28,005
                                            --------  --------  --------
Cash flows used by investing activities:
    Acquisition of businesses,
      net of cash acquired . . . . . . . .         -      (498)        -
    Acquisition of property, plant &
      equipment. . . . . . . . . . . . . .    (9,126)   (7,533)   (7,386)
                                            --------  --------  --------
    Net cash used by investing activities.    (9,126)   (8,031)   (7,386)
                                            --------  --------  --------
Cash flows used by financing activities:
    Payments on revolving credit
      facilities . . . . . . . . . . . . .         -         -    (1,717)
    Dividends paid to minority interest. .      (151)     (167)     (117)
    Dividends paid to stockholders . . . .   (19,360)  (18,270)  (17,163)
    Proceeds from the exercise of
      stock options. . . . . . . . . . . .       590     4,011     3,011
    Excess tax benefit from stock-based
      compensation arrangements. . . . . .       228     1,019       829
                                            --------  --------  --------
    Net cash used by financing activities.   (18,693)  (13,407)  (15,157)
                                            --------  --------  --------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (CONTINUED)
                       LANDAUER, INC. AND SUBSIDIARIES
                      FOR THE YEARS ENDED SEPTEMBER 30,

(Dollars in Thousands)                        2009      2008      2007
----------------------                      --------  --------  --------

    Effects of foreign currency
      translation. . . . . . . . . . . . .       165      (344)      187

Net increase in cash and
  cash equivalents . . . . . . . . . . . .     2,555    12,869     5,649
Opening balance -
  cash and cash equivalents. . . . . . . .    33,938    21,069    15,420
                                            --------  --------  --------

Ending balance -
  cash and cash equivalents. . . . . . . .  $ 36,493  $ 33,938  $ 21,069
                                            ========  ========  ========


Supplemental disclosure of cash flow
 information:
    Cash paid for income taxes . . . . . .  $  7,515  $ 10,213  $ 13,191
                                            ========  ========  ========










































 The accompanying notes are an integral part of these financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       LANDAUER, INC. AND SUBSIDIARIES
                           (Dollars in thousands)


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

RESEARCH AND DEVELOPMENT

      The cost of research and development programs is charged to selling, general and administrative expense as incurred and amounted to approximately $1,948 in fiscal 2009, $1,837 in fiscal 2008 and $1,831 in fiscal 2007. Research and development costs include salaries and allocated employee benefits, third-party research contracts, depreciation and supplies.

DEPRECIATION, AMORTIZATION AND MAINTENANCE

      Property, plant and equipment are recorded at cost. Plant, equipment and custom software are depreciated on a straight-line basis over their estimated useful lives, which are primarily 30 years for buildings and three to eight years for equipment and custom software. Dosimetry devices, principally badges, and software are amortized on a straight-line basis over their estimated lives, which are thirty months to five years. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized.

ADVERTISING

      The Company expenses the costs of advertising as incurred.
Advertising expense, primarily related to product shows and exhibits, amounted to $572 in fiscal 2009, $532 in fiscal 2008 and $403 in fiscal 2007.

INCOME TAXES

      Landauer files income tax returns in the jurisdictions in which it operates. The Company estimates the income tax provision for income taxes that are currently payable, and records deferred tax assets and liabilities for the temporary differences in tax consequences between the financial statements and tax returns. The Company would record a valuation allowance in situations where the realization of deferred tax assets is not more likely than not. The Company recognizes the financial statement effects of its tax positions in its current and deferred tax assets and liabilities when it is more likely than not that the position will be sustained upon examination by a taxing authority. Further information regarding the Company's income taxes is contained in the footnote "Income Taxes" on page 44 of this Annual Report on Form 10-K.

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

STOCK-BASED COMPENSATION

      The Company measures and recognizes compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation expense, primarily for grants of restricted stock, totaled approximately $2,152, $1,200 and $801 for fiscal 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the consolidated statements of income related to expense for stock-based compensation was approximately $777, $484 and $322 during fiscal 2009, 2008 and 2007, respectively.

      The Company has not granted stock options subsequent to fiscal 2005. Awards of stock options in prior fiscal years were granted with an exercise price equal to the market value of the stock on the date of grant. The fair value of stock options was estimated using the Black-Scholes option-pricing model. Expected volatility and the expected life of stock options were based on historical experience. The risk free interest rate was derived from the implied yield available on U.S. Treasury zero-coupon issues with a remaining term, as of the date of grant, equal to the expected term of the option. The dividend yield was based on annual dividends and the fair market value of the Company's stock on the date of grant. Compensation expense was recognized ratably over the vesting period of the stock option.

      Subsequent to fiscal 2005, key employees and/or non-employee directors have been granted restricted share awards that consist of performance shares and time vested restricted stock. Performance shares represent a right to receive shares of common stock upon satisfaction of performance goals or other specified metrics. Restricted stock represents a right to receive shares of common stock upon the passage of a specified period of time. The fair value of performance shares and restricted stock granted under the Company's 2005 Long-Term Incentive Plan was based on the average of the Company's high and low stock prices on the date of grant. Upon the adoption of the Company's Incentive Compensation Plan in February 2008, the fair value of performance shares and restricted stock granted under the new plan is based on the Company's closing stock price on the date of grant. Compensation expense for performance shares is recorded ratably over the vesting period, assuming that achievement of performance goals is deemed probable. Compensation expense for restricted stock is recognized ratably over the vesting period. The per share weighted average fair value of restricted shares, including restricted stock and performance shares, granted during fiscal 2009, 2008 and 2007 was $59.12, $51.41 and $49.27, respectively.

EMPLOYEE BENEFIT PLANS

      Landauer sponsors postretirement benefit plans to provide pension, supplemental retirement funds, and medical expense reimbursement to eligible retired employees, as well as a directors' retirement plan that provides for certain retirement benefits payable to non-employee directors. Refer to the footnote "Employee Benefit Plans" on page 47 of this Annual Report on Form 10-K for further information on these benefit plans.

      Effective September 30, 2007 the Company adopted the FASB authoritative guidance related to defined benefit pension and other postretirement plans that requires companies to recognize on their balance sheet the funded status of their defined benefit and other post-retirement plans and to recognize changes in the funded status of these plans through comprehensive income in the year in which the changes occur. This guidance also requires that plan measurement dates coincide with the Company's fiscal year end. The adoption of this guidance did not impact the Company's plan measurement dates, as its plans historically have used a plan measurement date of September 30.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2007, the FASB issued authoritative guidance that amends the accounting for business combinations, and the accounting and reporting for a noncontrolling interest in a subsidiary. The amended guidance aims to improve, simplify, and converge internationally the accounting for and reporting of business combinations and noncontrolling interests in consolidated financial statements. The revised provisions are effective, and should be applied prospectively, for the Company beginning in fiscal 2010. The Company will apply the amended guidance for any business combinations beginning in fiscal 2010, including the first quarter acquisitions of GPS, GDM and Landauer Persondosimetri AB. The Company does not expect the amended guidance for accounting and reporting for noncontrolling interests to have a significant impact on the Company's financial statements.

      In September 2009, the FASB approved the issuance of new guidance for arrangements with multiple deliverables and arrangements that include software elements. By providing another alternative for determining the selling price of deliverables, the new guidance will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction's economics and will often result in earlier revenue recognition. In addition, the residual method of allocating arrangement consideration is no longer permitted under the new guidance. The new guidance for arrangements that include software elements removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The new guidance requires expanded qualitative and quantitative disclosures. The new guidance is effective for fiscal years beginning on or after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The Company is currently evaluating the impact of this new guidance to its financial position, results of operations and financial disclosures.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      Effective October 1, 2008, the Company adopted the FASB authoritative guidance for the accounting for the deferred compensation and postretirement benefit aspects of collateral assignment split-dollar life insurance arrangements. The guidance requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement. As a result of the implementation of the guidance, the Company recognized a decrease of $362 in its long-term asset recorded for its collateral assignment split-dollar life insurance arrangement and recorded a liability of $538 for premiums payable under the arrangement. The October 1, 2008 balance of retained earnings was reduced by $900. The Company's liability for this arrangement is expected to be settled in fiscal 2014.

      Effective October 1, 2008, the Company adopted the FASB standards which define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. The guidance applies under other accounting standards that require or permit fair value measurements. The adoption of these standards did not impact the Company's consolidated financial statements for the year ended September 30, 2009.

      Effective October 1, 2008, the Company adopted the FASB authoritative guidance which permits entities to choose to measure many financial instruments and certain other items at fair value on an instrument-by-instrument basis, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. The new guidance also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The Company did not elect the fair value option and, therefore, the adoption of the guidance did not impact the Company's financial position, results of operations and financial disclosures for the year ended September 30, 2009.

      Effective June 30, 2009, the Company adopted the new general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standards require disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of the standards did not impact the consolidated financial statements for the year ended September 30, 2009.

      Effective for the Company's financial statements issued for the fiscal year ending September 30, 2009, the Company adopted the FASB Accounting Standards Codification. The FASB established the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification supersedes all prior accounting standard documents, and all other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The Codification does not change or alter existing U.S. GAAP and, therefore, did not have any impact on the Company's consolidated financial statements.

SUBSEQUENT EVENTS REVIEW

      Management evaluated material subsequent events through December 11, 2009, the date the report on Form 10-K which contained the accompanying financial statements was filed with the SEC. No material subsequent events, other than those disclosed in footnote 15, "Subsequent Events", occurred since September 30, 2009, which required recognition or disclosure in the financial statements.

2.    NET DEFINED BENEFIT PLAN CURTAILMENT LOSS AND TRANSITION COSTS

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

      In connection with the redesign of its retirement benefit plans, the Company recognized charges of $2,236 ($1,478 after-tax) during its second fiscal quarter. The charges include a one-time net curtailment loss, in accordance with FASB authoritative guidance, in the amount of $1,125. In addition, the charge also includes costs of $1,111 pre-tax related to the transition of the contractual retirement benefit obligation of the Company's Chief Executive Officer to a defined contribution obligation and professional fees directly associated with the benefit plan transitions. During fiscal 2009, the Company made contributions of approximately $6,400 in excess of the required annual pension plan payments to fund the remainder of the plan's current unfunded balance.


3.    IMPAIRMENT AND ACCELERATED DEPRECIATION CHARGES

      During fiscal 2007, the Company began implementation of an information technology initiative to re-engineer various business processes and replace components of its information technology systems that support customer relationship management and the order-to-cash cycle. As part of this information technology initiative, management conducted an evaluation of its different information technology platforms and the usefulness of its investments made in legacy information systems' hardware and software; this evaluation was concluded in the quarter ending June 30, 2007. Management identified certain legacy assets with a net book value of approximately $3,500 that were either subject to immediate impairment or retirement once the full system implementation has been completed. Management anticipated that the assets subject to retirement would be utilized through March 31, 2008, and therefore, the Company recorded accelerated depreciation through the newly determined remaining useful lives.

      As of September 30, 2007, the Company recorded a pretax non-cash charge of $2,875 ($1,725, after tax), or $0.19 per diluted share. The non-cash charge included an impairment of $2,185 for those assets management determined have no future value and $690 of incremental depreciation expense for those assets whose remaining useful lives were adjusted. In fiscal 2008, the Company recognized a non-cash charge of $376 ($225, after tax), or $0.02 per diluted share, for the remaining accelerated depreciation on the assets to be retired.


4.    REORGANIZATION CHARGES

      During the second quarter of fiscal 2009, the Company initiated a management reorganization plan to strengthen selected roles in the organization. As a result, in March 2009, the Company recognized expense, including severance, in the amount of $489 ($322 after-tax) associated with these management organizational changes. The estimated reorganization charges were reduced by $73 ($47 after-tax) in the fourth fiscal quarter of 2009 based on actual payments to severed employees.


5.    INCOME PER COMMON SHARE

      Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock that would have been outstanding assuming dilution during each year. The Company maintains a pool of windfall tax benefits which is available to offset shortfalls of current and deferred taxes on stock-based compensation transactions.

      Following is a table that presents the weighted average number of shares of common stock for the years ended September 30:

(Amounts in Thousands)                        2009      2008      2007
----------------------                      --------  --------  --------

Weighted average number of shares of
    common stock outstanding . . . . . . .     9,293     9,237     9,127
Effect of dilutive stock-based
    compensation awards. . . . . . . . . .        73        65        69
                                            --------  --------  --------
Weighted average number of shares of
    common stock assuming dilution . . . .     9,366     9,302     9,196
                                            ========  ========  ========


6.    EQUITY IN JOINT VENTURE

      Landauer's 50% interest in the common stock of Nagase-Landauer, Ltd., a Japanese corporation located in Tokyo and engaged in providing radiation monitoring services in Japan, is accounted for on the equity basis. The related equity in earnings of this joint venture is included in its own caption in the accompanying Statements of Income. Landauer received dividend payments of $1,062, $894 and $560 during fiscal years 2009, 2008 and 2007, respectively.

      Condensed results of operations information for Nagase-Landauer, Ltd. was as follows, converted into U.S. dollars at the average rate of exchange, for the years ended September 30:

(Dollars in Thousands)                        2009      2008      2007
----------------------                      --------  --------  --------

Revenues . . . . . . . . . . . . . . . . .  $ 20,886  $ 19,235  $ 16,472
Gross profit . . . . . . . . . . . . . . .    11,554    10,062     8,599
Income before income taxes . . . . . . . .     5,804     4,885     4,833
Net income . . . . . . . . . . . . . . . .     3,150     2,701     2,828
                                            ========  ========  ========

      Condensed balance sheet information for the years ended September 30, 2009 and 2008, converted into U.S. dollars at the then-current rate of exchange, was as follows:

(Dollars in Thousands)                        2009      2008
----------------------                      --------  --------
Current assets . . . . . . . . . . . . . .  $ 15,406  $ 15,136
Other assets . . . . . . . . . . . . . . .    12,459     4,185
                                            --------  --------
Total assets . . . . . . . . . . . . . . .  $ 27,865  $ 19,321
                                            ========  ========

Current liabilities. . . . . . . . . . . .  $ 11,184  $  6,266
Other liabilities. . . . . . . . . . . . .     1,839     1,465
Stockholders' equity . . . . . . . . . . .    14,842    11,590
                                            --------  --------
Total liabilities and
  stockholders' equity . . . . . . . . . .  $ 27,865  $ 19,321
                                            ========  ========

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

      The components of goodwill and other intangible assets for the years ended September 30, 2009 and 2008 were as follows:

(Dollars in Thousands)                        2009      2008
----------------------                      --------  --------

Goodwill . . . . . . . . . . . . . . . . .  $ 13,384  $ 13,343
Customer lists, net of amortization
  of $3,636 in 2009 and $3,078 in 2008
  (useful life of 10-15 years) . . . . . .     3,576     4,134
Licenses and patents, net of
  amortization of $402 in 2009 and
  $430 in 2008 (useful life of
  10-17 years) . . . . . . . . . . . . . .       203       606
Other intangibles, net of amortization
  of $557 in 2009 and $557 in 2008 . . . .       217        19
                                            --------  --------
Total. . . . . . . . . . . . . . . . . . .  $ 17,380  $ 18,102
                                            ========  ========

      The intangible asset amounts noted above are presented net of accumulated amortization of $7,897 at September 30, 2009 and $7,359 at September 30, 2008. Amortization of intangible assets was $615, $658 and $640, for the years ended September 30, 2009, 2008 and 2007, respectively. Estimated annual aggregate amortization expense related to intangible assets will be approximately $580, $520, $520, $520 and $490, respectively, for each of the next five years. As a result of its annual testing and review for impairment of goodwill and other intangible assets, the Company determined that no impairment was required to be recognized as of September 30, 2009.


8.    INCOME TAXES

      The breakdown of pretax income for the years ended September 30, 2009, 2008 and 2007 was as follows:

(Dollars in Thousands)                        2009      2008      2007
----------------------                      --------  --------  --------
Pretax income:
    U.S. . . . . . . . . . . . . . . . . .  $ 29,377  $ 30,767  $ 27,009
    Foreign. . . . . . . . . . . . . . . .     5,340     5,664     3,821
                                            --------  --------  --------
Total pretax income. . . . . . . . . . . .  $ 34,717  $ 36,431  $ 30,830
                                            ========  ========  ========

      The components of the provision for income taxes for the years ended September 30, 2009, 2008 and 2007 were as follows:

(Dollars in Thousands)                        2009      2008      2007
----------------------                      --------  --------  --------
Current:
    Federal. . . . . . . . . . . . . . . .  $  8,867  $  5,340  $  9,752
    State. . . . . . . . . . . . . . . . .      (275)      958     2,349
                                            --------  --------  --------
      Current tax provision. . . . . . . .  $  8,592  $  6,298  $ 12,101
                                            ========  ========  ========
Deferred:
    Federal. . . . . . . . . . . . . . . .  $  2,381  $  5,379  $   (520)
    State. . . . . . . . . . . . . . . . .        98     1,441      (168)
                                            --------  --------  --------
      Deferred tax provision (benefit) . .  $  2,479  $  6,820  $   (688)
                                            ========  ========  ========

Income tax provision . . . . . . . . . . .  $ 11,071  $ 13,118  $ 11,413
                                            ========  ========  ========

      The provision for taxes on income in each period differs from that which would be computed by applying the statutory U.S. federal income tax rate of 35.0% to income before taxes. Significant items affecting the provision were as follows:

(Dollars in Thousands)                        2009      2008      2007
----------------------                      --------  --------  --------

Income tax provision at statutory
  rate of 35.0%. . . . . . . . . . . . . .  $ 12,151  $ 12,751  $ 10,791
Increases (decreases) resulting from:
    State income taxes, net of
      federal benefit. . . . . . . . . . .       326     1,559     1,418
    Foreign rate differences . . . . . . .      (241)     (481)     (206)
    Non-taxed equity earnings. . . . . . .      (551)     (473)     (495)
    Foreign tax credit impact, net . . . .      (378)     (386)     (342)
    Other. . . . . . . . . . . . . . . . .      (236)      148       247
                                            --------  --------  --------
    Income tax provision as reported . . .  $ 11,071  $ 13,118  $ 11,413
                                            ========  ========  ========

    Effective income tax rate. . . . . . .     31.9%     36.0%     37.0%
                                            ========  ========  ========

      The Company recognizes certain income and expense items in different years for financial and tax reporting purposes. These temporary differences are primarily attributable to (a) utilization of accelerated depreciation methods for tax purposes, (b) amortization of badge holder and software development costs, (c) limitations on deductibility of pension costs, (d) accrued employee benefits and other compensation related costs, and (e) allowances for obsolete inventory.

      Significant components of deferred taxes at September 30 were as follows:

(Dollars in Thousands)                        2009      2008
----------------------                      --------  --------

Deferred tax assets:
    Pension accrual. . . . . . . . . . . .  $  2,617  $  1,967
    Compensation expense . . . . . . . . .       665       722
    HomeBuyer's accrued mitigation costs .       234       290
    Medical insurance claims . . . . . . .       496       528
    Other. . . . . . . . . . . . . . . . .       437       613
                                            --------  --------
                                            $  4,449  $  4,120
                                            ========  ========
Deferred tax liabilities:
    Tangible asset amortization. . . . . .  $    803  $    506
    Depreciation . . . . . . . . . . . . .       500       553
    Software development . . . . . . . . .     5,678     3,928
    Intangible asset amortization. . . . .       406       632
    Other. . . . . . . . . . . . . . . . .       694       811
                                            --------  --------
                                            $  8,081  $  6,430
                                            ========  ========

Net deferred tax liability . . . . . . . .  $ (3,632) $ (2,310)
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

      The Company believes that the realization of the deferred tax assets is more likely than not based upon the expectation that it will generate the necessary taxable income in the future periods and no valuation reserves have been provided.

INCOME TAX UNCERTAINTIES

      Landauer operates in numerous taxing jurisdictions and is subject to regular examinations by various U.S. federal, state and foreign jurisdictions for various tax periods. The Company's income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which it does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company's estimates of income tax liabilities may differ from actual payments or assessments.

      The Company recognized a $231 decrease in stockholders' equity as of October 1, 2007 related to a change in accounting for uncertain tax positions. The liability for income tax uncertainties recognized as of October 1, 2007 was $421.

      A reconciliation of gross unrecognized tax benefits, exclusive of interest and penalties, is as follows:

(Dollars in Thousands)                        2009      2008
----------------------                      --------  --------

Balance at beginning of year . . . . . . .  $    694  $    421
Increases based on tax positions
  for the current year . . . . . . . . . .       158        91
Increases based on tax positions
  for prior years. . . . . . . . . . . . .         -       307
Decreases based on tax positions
  for prior years. . . . . . . . . . . . .       (64)      (49)
Settlements. . . . . . . . . . . . . . . .      (219)      (26)
Lapse of statute of limitations. . . . . .       (37)      (50)
                                            --------  --------
  Balance at end of year . . . . . . . . .  $    532  $    694
                                            ========  ========

      The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $493 (net of federal tax benefit) as of September 30, 2009 and $516 (net of federal tax benefit) as of September 30, 2008.

      As of September 30, 2009, the Company believes that it is reasonably possible that its liability for income tax uncertainties will decrease, exclusive of interest and penalties, by approximately $89, due to the lapsing of the statutes of limitations within the next twelve months.

      The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company recognized $44 and $145 in interest and penalties during fiscal years 2009 and 2008, respectively. As of September 30, 2009 and 2008, the gross amount of interest accrued was $49 and $90, respectively, and the accrual for the potential payment of penalties was $5 and $151, respectively. The decrease in accrued interest and penalties between September 30, 2009 and September 30, 2008 is primarily attributable to the settlement of certain state tax liabilities.

      As of September 30, 2009, the Company's U.S. income tax returns for fiscal years 2005 and subsequent years remain subject to examination by the Internal Revenue Service. The Company has no on-going examinations of any tax year by the Internal Revenue Service. State income tax returns generally have statute of limitations for periods between three and five years from the date of filing. During fiscal year 2009, the State of New York began an income tax audit of the returns for the fiscal tax years ending September 30, 2005, 2006 and 2007. The audit resulted in no material adjustments. For the Company's major foreign jurisdictions, its tax returns in the UK and France for fiscal years 2006 and subsequent years remain open and subject to examination by taxing officials.


9.    CREDIT FACILITY

      In October 2007, the Company negotiated a credit facility, which originally had an expiration date of October 31, 2009 and permitted borrowings up to $15,000. In June 2009, the Company amended its credit agreement. The amendment, among other changes to the original terms, extended the maturity date to June 16, 2011 and increased the aggregate amount of funds available to $30,000; subject, with respect to amounts borrowed in excess of $20,000, to certain criteria outlined in the agreement. No borrowings were outstanding as of September 30, 2009.

      The Company completed the acquisition of GPS on November 9, 2009 for a purchase price of $22,000 in cash. Landauer also completed the acquisition of GDM for $6,700 in cash. The Company funded the purchase prices through borrowings under its credit agreement of $18,000, with the remainder paid from the Company's cash on hand. Under the credit agreement, the Company elects to pay an annualized interest rate based on LIBOR plus 2.9%. In addition, the Company must maintain a fixed charge coverage ratio, as calculated pursuant to the terms of the amended credit agreement, as of the end of each calendar quarter of not less than 1.35 to 1.00, and a funded debt to EBITDA ratio less than or equal to 1.5 to 1.00.


10.   CAPITAL STOCK

      Landauer has two classes of capital stock, preferred and common, with a par value of $0.10 per share for each class. As of September 30, 2009 and 2008, there were 9,381,098 and 9,332,508 shares of common stock issued and outstanding (20,000,000 shares are authorized), respectively. There are no shares of preferred stock issued (1,000,000 shares are authorized). Cash dividends of $2.10 per common share were declared in fiscal 2009. At September 30, 2009, there were accrued and unpaid dividends of $4,996.

      Landauer has reserved 500,000 shares of common stock under the Landauer, Inc. Incentive Compensation Plan approved on February 7, 2008. Previously, Landauer had reserved 500,000 shares of common stock for grants under its 2005 Long-Term Incentive Plan. Upon approval of the new plan in 2008, all shares reserved under the prior plan were cancelled.


11.   EMPLOYEE BENEFIT PLANS

      Historically the Company provided, to substantially all full-time employees in the U.S, a qualified noncontributory defined benefit pension plan to provide a basic replacement income benefit upon retirement. For key executives, the basic benefit was supplemented with a supplemental executive retirement plan to address United States tax law limitations placed on the benefits under the qualified pension plan. The supplemental plan is not separately funded and costs of the plan are expensed annually. Landauer formerly maintained a directors' retirement plan that provides certain retirement benefits for non-employee directors. The directors' plan was terminated in January 1997 and benefits accrued under the retirement plan are frozen.

      During 2009, the Company redesigned its retirement benefit plans for U.S. salaried employees to reflect a change in philosophy from a defined benefit structure to a defined contribution structure. The Company anticipates that the redesign of its retirement plans will result in future cost savings while offering market based retirement benefits to its employees. As part of the redesign, the qualified noncontributory defined benefit pension plan and the supplemental executive retirement plan were amended to, among other changes, cease all benefit accruals under such plans. The Company also adopted a new supplemental defined contribution plan for certain executives, which allows participating executives to make voluntary deferrals and provides for employer contributions at the discretion of the Company.

      Landauer maintains a 401(k) savings plan covering substantially all U.S. full-time employees. Qualified contributions made by employees to the plan are partially matched by the Company. The 401(k) savings plan was amended effective April 1, 2009 to enhance the Company's matching contribution, along with certain other changes. Amounts expensed for company contributions under the plan during the fiscal years ended September 30, 2009, 2008 and 2007 were $461, $123 and $149, respectively.

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

      Pensions for international employees are generally provided under government sponsored programs funded by employment taxes. The Company's subsidiary in France maintains a pension plan, in the amount of approximately $134 and $144 as of September 30, 2009 and 2008, respectively, which has not been included in the following tables.

      The Company recognizes the over- or underfunded status of its defined benefit pension and postretirement plans on its balance sheet and recognizes changes in the funded status, as the changes occur, through comprehensive income. The Company uses its fiscal year end, September 30, as the measurement date for its plans. The following tables set forth the status of the combined defined benefit pension plans and the postretirement medical plan, as pension benefits and other benefits, respectively, at September 30.

                                    Pension Benefits     Other Benefits
                                   ------------------ -------------------
(Dollars in Thousands)               2009      2008      2009      2008
----------------------             --------  --------  --------  --------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning
  of year. . . . . . . . . . . . . $ 19,860  $ 21,458  $  1,134  $  1,355
Service cost . . . . . . . . . . .      977     1,084        40        43
Interest cost. . . . . . . . . . .    1,412     1,347        71        68
Effect of amendments,
  curtailments, settlements (1). .   (2,728)        -         -         -
Actuarial loss (gain). . . . . . .    7,364    (3,400)      (64)     (284)
Benefits paid. . . . . . . . . . .     (759)     (629)      (31)      (48)
                                   --------  --------  --------  --------
Benefit obligation at
  end of year. . . . . . . . . . .   26,126    19,860     1,150     1,134
                                   --------  --------  --------  --------

                                    Pension Benefits     Other Benefits
                                   ------------------ -------------------
(Dollars in Thousands)               2009      2008      2009      2008
----------------------             --------  --------  --------  --------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at
  beginning of year. . . . . . . .   12,163    13,099         -         -
Actual return on plan assets . . .    1,258    (1,189)        -         -
Employer contributions . . . . . .    7,354       882        31        48
Benefits paid. . . . . . . . . . .     (759)     (629)      (31)      (48)
                                   --------  --------  --------  --------
Fair value of plan assets at
  end of year. . . . . . . . . . .   20,016    12,163         -         -
                                   --------  --------  --------  --------
Funded status at end of year . . . $ (6,110) $ (7,697) $ (1,150) $ (1,134)
                                   ========  ========  ========  ========

  (1) Represents benefit costs arising from the amendments and related curtailments and settlements to the Company's plans in the second quarter of fiscal 2009. Refer to Note 2 "Net Defined Benefit Plan Curtailment Loss and Transition Costs" for additional information.

                                    Pension Benefits     Other Benefits
                                   ------------------ -------------------
(Dollars in Thousands)               2009      2008      2009      2008
----------------------             --------  --------  --------  --------

AMOUNTS RECOGNIZED IN
  CONSOLIDATED BALANCE SHEETS:
Current liabilities - accrued
  pension and postretirement
  costs. . . . . . . . . . . . . . $   (297) $   (286) $    (50) $    (80)
Noncurrent liabilities - pension
  and postretirement obligations .   (5,813)   (7,411)   (1,100)   (1,054)
                                   --------  --------  --------  --------
Net amount recognized. . . . . . . $ (6,110) $ (7,697) $ (1,150) $ (1,134)
                                   ========  ========  ========  ========

AMOUNTS RECOGNIZED IN ACCUMULATED
  OTHER COMPREHENSIVE INCOME
  (LOSS):
Net loss (gain). . . . . . . . . . $  3,212  $   (677) $     47  $    110
Prior service cost (credit). . . .        -       734      (222)     (333)
                                   --------  --------  --------  --------
Net amount recognized in
  accumulated other compre-
  hensive income (loss). . . . . . $  3,212  $     57  $   (175) $   (223)
                                   ========  ========  ========  ========

      At September 30, 2009 and 2008, the accumulated benefit obligation for all defined benefit pension plans was $26,126 and $17,975, respectively. Information for pension plans with an accumulated benefit obligation in excess of plans assets is set forth in the following table:

                                               September 30,
                                            ------------------
(Dollars in Thousands)                        2009      2008
----------------------                      --------  --------

Projected benefit obligation . . . . . . .  $ 26,126  $  6,424
Accumulated benefit obligation . . . . . .    26,126     6,352
Fair value of plan assets. . . . . . . . .    20,016         -
                                            ========  ========

      The components of net periodic benefit cost were as follows:

                         Pension Benefits            Other Benefits
                     -------------------------  -------------------------
(Dollars in
Thousands)            2009     2008     2007     2009    2008      2007
------------         -------  -------  -------  ------- -------   -------

Service cost . . . . $   977 $  1,084  $ 1,143  $    40 $    43   $    58
Interest cost. . . .   1,412    1,347    1,210       71      68        76
Expected return on
  plan assets. . . .    (983)    (859)    (747)       -       -         -
Amortization of
  transition asset .       -        -       (6)       -       -         -
Amortization of
  prior service
  cost (credit). . .      45      149      149     (111)   (111)     (111)
Recognized net
  actuarial loss . .       5        9       40        -       10       59
Special termination
  benefits . . . . .       -        -      140        -       -         -
Curtailment loss . .   1,350        -        -        -       -         -
Settlement gain. . .    (225)       -        -        -       -         -
                     -------  -------  -------  ------- -------   -------
Net periodic
  benefit cost . . . $ 2,581  $ 1,730  $ 1,929  $     - $    10   $    82
                     =======  =======  =======  ======= =======   =======

      Other changes in plan assets and benefit obligations recognized in other comprehensive income, pre-tax, during fiscal 2009 and 2008 were as follows:

                                    Pension Benefits     Other Benefits
                                   ------------------  ------------------
                                     2009      2008      2009      2008
                                   --------  --------  --------  --------
Net loss (gain). . . . . . . . . . $  3,895  $ (1,351) $    (64) $   (284)
Amortization of net gain . . . . .       (5)       (9)        -       (10)
Prior service credit . . . . . . .     (689)        -         -         -
Amortization of prior service
   cost (credit) . . . . . . . . .      (45)     (149)      111       111
                                   --------  --------  --------  --------
Total recognized in other
   comprehensive income. . . . . . $  3,156  $ (1,509) $     47  $   (183)
                                   ========  ========  ========  ========

Total recognized in net
   periodic benefit cost and
   other comprehensive income. . . $  5,737  $    221  $     47  $   (173)
                                   ========  ========  ========  ========

      The estimated pre-tax amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over the next fiscal year are:

                                                    Pension      Other
(Dollars in Thousands)                              Benefits    Benefits
----------------------                              --------    --------

Net loss . . . . . . . . . . . . . . . . . . . .    $     49    $      -
Prior service credit . . . . . . . . . . . . . .           -        (111)
                                                    --------    --------
Net amount expected to be recognized . . . . . .    $     49    $   (111)
                                                    ========    ========

ASSUMPTIONS

      The weighted-average assumptions used to determine benefit obligations at September 30 were as follows:

                                    Pension Benefits     Other Benefits
                                   ------------------  ------------------
                                     2009      2008      2009      2008
                                   --------  --------  --------  --------

Discount rate. . . . . . . . . . .    5.59%     7.50%     5.59%     7.50%
Rate of compensation increase. . .    3.50%     3.50%     3.50%     3.50%

      The weighted-average assumptions used to determine net periodic benefit cost for years ended September 30 were as follows:

                                    Pension Benefits     Other Benefits
                                   ------------------  ------------------
                                     2009      2008      2009      2008
                                   --------  --------  --------  --------

Discount rate. . . . . . . . . . .    7.34%     6.30%     7.50%     6.30%
Expected long-term return
  on plan assets . . . . . . . . .    6.50%     6.50%     6.50%     0.00%
Rate of compensation increase. . .    3.50%     3.50%     3.50%     3.50%

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

      Assumed health care cost trend rates at September 30 were:

                                                      2009        2008
                                                    --------    --------

Health care cost trend rate assumed for
  next year. . . . . . . . . . . . . . . . . . .         12%         12%
Rate to which the cost trend rate is assumed
  to decline (the ultimate trend rate) . . . . .          6%          6%
Year that the rate reaches the
  ultimate trend rate. . . . . . . . . . . . . .        2015        2014

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of September 30, 2009.

                                           1-Percentage-   1-Percentage-
(Dollars in Thousands)                     Point Increase  Point Decrease
----------------------                     --------------  --------------
Effect on aggregate of service
  and interest cost. . . . . . . . . . .          $    7          $   (6)
Effect on postretirement
  benefit obligation . . . . . . . . . .          $   62          $  (57)

PLAN ASSETS

      Landauer's pension plan weighted-average asset allocations by asset category at September 30 were:

                                                       Plan Assets at
                                                        September 30,
                                                    ---------------------
Asset Category                                        2009        2008
--------------                                      --------    --------

Fixed income . . . . . . . . . . . . . . . . . .         75%         57%
Equity securities. . . . . . . . . . . . . . . .         25%         40%
Cash equivalents . . . . . . . . . . . . . . . .          0%          3%
                                                        ----        ----
Total. . . . . . . . . . . . . . . . . . . . . .        100%        100%
                                                        ====        ====

      Plan assets for the qualified defined benefit pension plan include marketable equity securities, corporate and government debt securities, and cash and short-term investments. The plan assets are not directly invested in the Company's common stock. The supplemental executive retirement plans and the directors' retirement plan are not separately funded.

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

CONTRIBUTIONS

      The Company, under IRS minimum funding standards, is not required to make contributions to its defined benefit pension plan during fiscal 2010.

ESTIMATED FUTURE BENEFIT PAYMENTS

      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                              Pension      Other
(Dollars in Thousands)                        Benefits    Benefits
----------------------                        --------    --------

2010 . . . . . . . . . . . . . . . . . . .    $    797    $     51
2011 . . . . . . . . . . . . . . . . . . .         804          59
2012 . . . . . . . . . . . . . . . . . . .       1,039          60
2013 . . . . . . . . . . . . . . . . . . .       1,064          44
2014 . . . . . . . . . . . . . . . . . . .       1,204          44
Years 2015-2019. . . . . . . . . . . . . .       7,345         187


12.   COMMITMENTS AND CONTINGENCIES

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of September 30, 2009, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

13.   STOCK-BASED COMPENSATION

      The Company maintains stock-based compensation awards for key employees and/or non-employee directors under four plans: (i) the Landauer, Inc. 1996 Equity Plan, as amended and restated through November 8, 2001;
(ii) the Landauer, Inc. 1997 Non-Employee Director's Stock Option Plan, as amended and restated through November 8, 2001; (iii) the Landauer, Inc. 2005 Long-Term Incentive Plan; and (iv) the Landauer, Inc. Incentive Compensation Plan (the "IC Plan") which was approved by shareholders in February 2008. For future grants, the IC Plan replaced the previous three plans. The Company reserved 500,000 shares of its common stock for grant under the IC Plan, and shares reserved for award and unused under the previous three plans were cancelled. The Plans provide for grants of options to purchase the Company's common stock, restricted stock, restricted stock units, performance shares and units, and stock appreciation rights. Shares issued upon settlement of stock-based compensation awards are issued from the Company's authorized, unissued stock.

STOCK OPTIONS

      Expense related to stock options issued to eligible employees and directors under the Plans is recognized ratably over the vesting period. Stock options generally vest over a period of 0 to 4 years and have 10-year contractual terms. A summary of stock option activity during fiscal 2009 is presented below (in thousands, except option prices):

                                                 Weighted-
                                                 Average
                                    Weighted-    Remaining
                         Number     Average     Contractual   Aggregate
                           of       Exercise       Term       Intrinsic
                         Options     Price        (Years)       Value
                         -------    ---------   -----------   ---------
Outstanding at
  October 1, 2008. . . .    163      $ 44.94
Exercised. . . . . . . .    (24)       44.25
                         ------      -------
Outstanding at
  September 30, 2009 . .    139      $ 45.06             5     $ 1,375
                         ======      =======       =======     =======
Exercisable at
  September 30, 2009 . .    139      $ 45.06             5     $ 1,375
                         ======      =======       =======     =======

      As of September 30, 2009, all outstanding stock options were vested and compensation expense related to stock options was recognized. The Company has not granted stock options subsequent to fiscal 2005. The intrinsic value of options exercised totaled approximately $401, $2,273 and $2,181 during fiscal 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the consolidated statements of income related to the exercise of stock options was approximately $145, $915 and $870 during fiscal 2009, 2008 and 2007, respectively.

RESTRICTED SHARE AWARDS

      Restricted share awards consist of performance shares and time vested restricted stock. Expense related to performance shares and restricted stock is recognized ratably over the vesting period. Restricted stock issued to eligible employees and directors under the Plans vests, to date, over a period from 6 months to 5 years, and performance shares contingently vest over various periods, depending on the nature of the performance goal. Restricted share transactions during fiscal 2009 were as follows (in thousands, except fair values):

                                          Number of      Weighted-
                                          Restricted     Average
                                            Share         Fair
                                            Awards        Value
                                          ----------    ----------
Outstanding at October 1, 2008 . . . .            47       $ 50.41
Granted. . . . . . . . . . . . . . . .            80         59.12
Vested . . . . . . . . . . . . . . . .           (48)        50.52
Forfeited. . . . . . . . . . . . . . .            (7)        51.79
                                              ------       -------
Outstanding at September 30, 2009. . .            72       $ 59.89
                                              ======       =======

      As of September 30, 2009, unrecognized compensation expense related to restricted share awards totaled approximately $2,008 and is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during fiscal 2009, 2008 and 2007 was $2,442, $986 and $87, respectively.

14.   GEOGRAPHIC INFORMATION

      The Company operates in a single business segment, radiation monitoring services. The Company provides these services primarily to customers in the United States, as well as to customers in other geographic markets. The Company does not have any significant long-lived assets in foreign countries. The following table shows the geographical distribution of revenues for the fiscal years ended September 30, 2009, 2008 and 2007:

(Dollars in Thousands)                        2009      2008      2007
----------------------                      --------  --------  --------
Domestic . . . . . . . . . . . . . . . . .  $ 69,666  $ 66,663  $ 64,928
Europe - France and UK . . . . . . . . . .    13,743    14,581    12,046
Other countries. . . . . . . . . . . . . .    10,418     8,710     6,742
                                            --------  --------  --------
                                            $ 93,827  $ 89,954  $ 83,716
                                            ========  ========  ========

      Revenues of Nagase-Landauer, Ltd., the Company's joint venture in Japan, are not consolidated and are not included in the above table. Audited revenues of Nagase-Landauer, Ltd. for fiscal years 2009, 2008 and 2007 were $20,886, $19,235 and $16,472, respectively. See Note 6 "Equity in Joint Venture" for additional information on Nagase-Landauer, Ltd.

15.   SUBSEQUENT EVENTS

      On November 9, 2009, Landauer, Inc. completed the acquisition of all of the issued and outstanding capital stock of Global Physics Solutions, Inc. ("GPS"). GPS is based in Texas with operations throughout the Midwest and provides medical physics services to hospitals and radiation therapy centers. Pursuant to a stock purchase agreement by and among Landauer, GPS, the stockholders of GPS and DW Management Services, L.L.C., as the stockholders representative, Landauer purchased all of the issued and outstanding shares of preferred stock and common stock of GPS for an aggregate purchase price of $22,000 in cash. This purchase price includes amounts applied by Landauer at the closing to repay all of the outstanding indebtedness of GPS and to pay certain costs and expenses incurred by GPS as a result of the transaction. Landauer also deposited $1,000 of the purchase price into an escrow account to be held for a period of 18 months and applied to the settlement of the GPS stockholders' indemnification obligations, if any, in connection with the transaction.

      On November 2, 2009, Landauer completed the acquisition of Gammadata Matteknik AB ("GDM"), a Swedish provider of radon measurement services, for $6,700 in cash. GDM is based near Stockholm, Sweden and provides measurement services throughout the Scandinavian region and Europe. Landauer previously acquired a dosimetry service in Sweden, now called Landauer Persondosimetri AB.

      The Company funded the purchase prices through borrowings under its credit agreement of $18,000, with the remainder paid from the Company's cash on hand. Under the credit agreement, the Company elects to pay an annualized interest rate based on LIBOR plus 2.9%. In addition, the Company must maintain a fixed charge coverage ratio, as calculated pursuant to the terms of the amended credit agreement, as of the end of each calendar quarter of not less than 1.35 to 1.00, and a funded debt to EBITDA ratio less than or equal to 1.5 to 1.00.

      The initial accounting for these acquisitions will be completed in the first quarter of fiscal 2010, and will result in the recognition of intangible assets and goodwill.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To Stockholders and Board of Directors of Landauer, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Landauer, Inc. and its subsidiaries at September 30, 2009 and September 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

      As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for its defined benefit pension and other post-retirement plans in 2007.

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



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, IL
December 11, 2009

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") (the Company's principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures as of September 30, 2009 were effective.

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

      Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company's internal control over financial reporting was effective as of September 30, 2009. The effectiveness of the Company's internal control over financial reporting as of September 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears under Item 8 of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There have been no changes in the Company's internal control over financial reporting that occurred during the period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

      (3)(b) By-laws of the Registrant, as amended and restated effective February 5, 2009, are incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated February 5, 2009.

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

      (10)(k) The Landauer, Inc. Executive Special Severance Plan as amended and restated on November 12, 2009 as attached hereto as Exhibit (10)(k).

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

      (10)(ac) Amendment dated as of May 1, 2009 to the Employment Agreement between the Registrant and William E. Saxelby is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 1, 2009.

      (10)(ad) First Amendment, dated June 17, 2009, to Loan Agreement between Landauer, Inc. and U.S. Bank, N.A. is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 17, 2009.

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

                        Landauer-Europe, Ltd. and subsidiary (100%)
                        Paris, France
                        Oxford, United Kingdom

                        Nagase-Landauer, Ltd. (50%)
                        Tokyo, Japan

                        SAPRA-Landauer, Ltda. (75%)
                        Sao Carlos - SP, Brazil

                        ALSA Dosimetria, S. de R.L. de C.V. (56.25%)
                        Mexico City, Mexico

                        Global Physics Solutions, Inc. (100%)
                        Cypress, Texas

                        Gammadata Matteknik AB (100%)
                        Uppsala, Sweden

                        Landauer Persondosimetri AB (100%)
                        Solna, Sweden

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

            Exhibits 10(a), 10(b), 10(e), 10(f), 10(g), 10(h), 10(i),
            10(j), 10(k), 10(l), 10(m), 10(n), 10(o), 10(p), 10(q), 10(r),
            10(s), 10(t), 10(u), 10(v), 10(w), 10(x), 10(z), 10(aa), 10(ab)
            and 10(ac) listed above are management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  LANDAUER, INC.


                  By:   /s/ William E. Saxelby         December 11, 2009
                        --------------------------
                        William E. Saxelby
                        President and
                        Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                        Title                     Date
      ---------                        -----                     ----


/s/ William E. Saxelby        President and Director      December 11, 2009
-------------------------  (Principal Executive Officer)
William E. Saxelby


/s/ Jonathon M. Singer        Senior Vice President,      December 11, 2009
-------------------------     Treasurer and Secretary
Jonathon M. Singer           (Principal Financial and
                                Accounting Officer)


/s/ Robert J. Cronin                 Director             December 11, 2009
-------------------------
Robert J. Cronin


/s/ William G. Dempsey               Director             December 11, 2009
-------------------------
William G. Dempsey


/s/ Michael T. Leatherman            Director             December 11, 2009
-------------------------
Michael T. Leatherman


/s/ David E. Meador                  Director             December 11, 2009
-------------------------
David E. Meador


/s/ Stephen C. Mitchell              Director             December 11, 2009
-------------------------
Stephen C. Mitchell


/s/ Thomas M. White                  Director             December 11, 2009
-------------------------
Thomas M. White


                                        QUARTERLY FINANCIAL DATA (UNAUDITED)


(Amounts in Thousands,                                 First      Second       Third       Fourth       Total
Except per Share)                                     Quarter     Quarter     Quarter      Quarter      Year
----------------------                                -------     -------     -------      -------     -------
Net revenues                    2009                  $22,438     $24,954     $23,468      $22,967     $93,827
                                2008                  $21,809     $23,743     $21,902      $22,500     $89,954

Gross profit                    2009                  $15,298     $16,575     $15,594      $15,594     $63,061
                                2008                  $14,608     $16,228     $14,973      $15,231     $61,040

Operating income (1, 2)         2009                  $ 8,805     $ 7,162     $ 8,982      $ 7,569     $32,518
                                2008                  $ 7,820     $ 9,781     $ 8,502      $ 7,972     $34,075

Net income                      2009                  $ 6,142     $ 5,428     $ 6,546      $ 5,250     $23,366
                                2008                  $ 5,276     $ 6,430     $ 5,793      $ 5,484     $22,983

Diluted net income per          2009                  $  0.66     $  0.58     $  0.70      $  0.56     $  2.49
  share (1, 2)                  2008                  $  0.57     $  0.69     $  0.62      $  0.59     $  2.47

Cash dividends per share        2009                  $ 0.525     $ 0.525     $ 0.525      $ 0.525     $  2.10
                                2008                  $ 0.500     $ 0.500     $ 0.500      $ 0.500     $  2.00

Common stock price per
  share                         2009         high     $ 74.51     $ 73.99     $ 63.00      $ 68.96     $ 74.51
                                              low     $ 46.82     $ 46.08     $ 49.37      $ 52.17     $ 46.08

                                2008         high     $ 52.17     $ 54.39     $ 62.83      $ 73.52     $ 73.52
                                              low     $ 47.20     $ 47.00     $ 49.74      $ 54.89     $ 47.00

Weighted average diluted        2009                    9,310       9,328       9,347        9,393       9,366
  shares outstanding            2008                    9,227       9,268       9,307        9,342       9,302


(1)   Includes accelerated depreciation of $376, reducing net income by $225 (after income tax benefit of $151)
      or $0.02 per diluted share in fiscal year 2008.

(2)   Includes pension curtailment and transition costs of $2,236, reducing net income by $1,478 (after income tax benefit of $758) or $0.16 per diluted share, and reorganization charges of $416, reducing net income by $275 (after income tax benefit of $141) or $0.03 per diluted share in fiscal year 2009.





                                                         65