Form 10-Q
period 2009-12-31
LANDAUER INC
filed 2010-02-08
CIK 825410

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

      [ X ]   QUARTERLY REPORT pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


              For the quarterly period ended December 31, 2009

                                     or

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).  Yes [  ]   No  [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                   Outstanding at January 29, 2010
      ----------------------------        -------------------------------
      Common stock, $.10 par value                 9,379,828

                       LANDAUER, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (Unaudited)
                        (000's, except share amounts)

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                      LANDAUER, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheets (Unaudited)
                        (000's, except share amounts)


                                           December 31,    September 30,
                                              2009             2009
                                           ------------    -------------
ASSETS
------
Current assets:
    Cash and cash equivalents. . . . . . . .   $ 18,513         $ 36,493
    Receivables, net of allowances of
      $697 and $622, respectively. . . . . .     22,001           20,663
    Inventories. . . . . . . . . . . . . . .      4,748            4,063
    Prepaid expenses and other
      current assets . . . . . . . . . . . .      2,612            2,599
    Prepaid income taxes . . . . . . . . . .      2,267            3,743
    Deferred income taxes. . . . . . . . . .        954              976
                                               --------         --------
        Current assets . . . . . . . . . . .     51,095           68,537

Property, plant and equipment, at cost . . .     73,114           67,350
    Less: Accumulated depreciation and
      amortization . . . . . . . . . . . . .    (42,032)         (41,199)
                                               --------         --------
Net property, plant and equipment. . . . . .     31,082           26,151

Equity in joint venture. . . . . . . . . . .      6,611            7,421
Goodwill . . . . . . . . . . . . . . . . . .     37,612           13,384
Intangible assets, net of amortization of
    $4,806 and $4,595, respectively. . . . .      9,601            3,996
Dosimetry devices, net of amortization of
    $12,049 and $11,614, respectively. . . .      4,593            4,583
Other assets . . . . . . . . . . . . . . . .      1,211            1,133
                                               --------         --------
        Total Assets . . . . . . . . . . . .   $141,805         $125,205
                                               ========         ========





















 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
              Consolidated Balance Sheets (Unaudited) (Cont'd.)
                        (000's, except share amounts)


                                           December 31,    September 30,
                                              2009             2009
                                           ------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable . . . . . . . . . . .     $  8,039         $  5,193
    Dividends payable. . . . . . . . . . .           37            4,996
    Deferred contract revenue. . . . . . .       15,862           15,632
    Accrued compensation and
      related costs. . . . . . . . . . . .        2,988            4,876
    Accrued pension and postretirement
      costs. . . . . . . . . . . . . . . .          346              346
    Short-term debt. . . . . . . . . . . .        4,500                -
    Other accrued expenses . . . . . . . .        5,907            5,832
                                               --------         --------
        Current liabilities. . . . . . . .       37,679           36,875

Non-current liabilities:
    Pension and postretirement
      obligations. . . . . . . . . . . . .        8,368            8,238
    Deferred income taxes. . . . . . . . .        6,810            4,608
    Long-term debt . . . . . . . . . . . .       13,500                -
    Other non-current liabilities. . . . .        1,206            1,030
                                               --------         --------
        Non-current liabilities. . . . . .       29,884           13,876

Stockholders' equity:
  Landauer, Inc. stockholders' equity:
    Preferred stock, $.10 par value
      per share, authorized 1,000,000
      shares; none issued. . . . . . . . .            -                -
    Common stock, $.10 par value
      per share, authorized 20,000,000
      shares; 9,431,954 and 9,381,098
      shares issued and outstanding
      at December 31, 2009 and
      September 30, 2009, respectively . .          943              938
    Additional paid in capital . . . . . .       31,133           30,834
    Accumulated other comprehensive
      loss . . . . . . . . . . . . . . . .       (1,024)            (515)
    Retained earnings. . . . . . . . . . .       42,605           42,504
                                               --------         --------
        Total Landauer, Inc. stockholders'
          equity . . . . . . . . . . . . .       73,657           73,761
  Noncontrolling interest. . . . . . . . .          585              693
                                               --------         --------
        Total equity . . . . . . . . . . .       74,242           74,454
                                               --------         --------
    Total Liabilities and
      Stockholders' Equity . . . . . . . .     $141,805         $125,205
                                               ========         ========










 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
                Consolidated Statements of Income (Unaudited)
                      (000's, except per share amounts)


                                                   Three Months Ended
                                               --------------------------
                                               December 31,  December 31,
                                                  2009          2008
                                               ------------  ------------

Net Revenues . . . . . . . . . . . . . . . . . .   $ 27,234      $ 22,438

Costs and expenses:
    Cost of sales. . . . . . . . . . . . . . . .     10,156         7,140
    Selling, general and administrative. . . . .      7,804         6,493
    Acquisition and reorganization costs . . . .      1,517             -
                                                   --------      --------
                                                     19,477        13,633
                                                   --------      --------

Operating income . . . . . . . . . . . . . . . .      7,757         8,805

Equity in income of joint venture. . . . . . . .        496           420
Other income, net. . . . . . . . . . . . . . . .          5           149
                                                   --------      --------
Income before taxes. . . . . . . . . . . . . . .      8,258         9,374

Income taxes . . . . . . . . . . . . . . . . . .      3,017         3,147
                                                   --------      --------

Net income . . . . . . . . . . . . . . . . . . .      5,241         6,227
Less: Net income attributed to noncontrolling
  interest . . . . . . . . . . . . . . . . . . .        114            85
                                                   --------      --------
Net income attributed to Landauer, Inc.. . . . .   $  5,127      $  6,142
                                                   ========      ========


Net income per share attributable to
 Landauer, Inc. shareholders:
    Basic. . . . . . . . . . . . . . . . . . . .   $   0.55      $   0.66
                                                   ========      ========
    Weighted average basic shares
      outstanding. . . . . . . . . . . . . . . .      9,274         9,280
                                                   ========      ========

    Diluted. . . . . . . . . . . . . . . . . . .   $   0.55      $   0.66
                                                   ========      ========
    Weighted average diluted shares
      outstanding. . . . . . . . . . . . . . . .      9,311         9,310
                                                   ========      ========
















 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Unaudited)
                                   (000's)

                                                   Three Months Ended
                                               --------------------------
                                               December 31,  December 31,
                                                  2009          2008
                                               ------------  ------------
Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . . . .   $  5,241      $  6,227
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation . . . . . . . . . . . . . . . .      1,335         1,260
    Amortization . . . . . . . . . . . . . . . .        211           154
    Equity in net income of joint venture. . . .       (496)         (420)
    Dividends from joint venture . . . . . . . .      1,104         1,062
    Stock-based compensation . . . . . . . . . .        251           452
    Tax benefit from stock-based compensation
      arrangements . . . . . . . . . . . . . . .        694           103
    Excess tax benefit from stock-based
      compensation arrangements. . . . . . . . .       (242)          (11)
    Decrease (increase) in accounts
      receivable, net. . . . . . . . . . . . . .        826        (3,521)
    Increase in inventory. . . . . . . . . . . .       (603)         (846)
    Increase in dosimetry devices at cost. . . .       (447)         (343)
    Increase in other long-term assets . . . . .        (10)         (136)
    Increase in accounts payable . . . . . . . .      2,186         1,475
    Increase in taxes payable. . . . . . . . . .      1,128         2,430
    Decrease in accrued compensation and
      related costs. . . . . . . . . . . . . . .     (2,055)       (2,760)
    Decrease in other current liabilities. . . .       (448)         (905)
    Decrease in deferred contract revenue. . . .     (1,137)       (1,038)
    Increase (decrease) in long-term pension
      and postretirement obligations . . . . . .        117        (1,816)
    Increase in long-term deferred taxes, net. .        760             6
    Other operating activities, net. . . . . . .         73          (298)
                                                   --------      --------
    Net cash provided by operating activities. .      8,488         1,075

Cash flows used by investing activities:
    Acquisition of businesses, net of
      cash acquired. . . . . . . . . . . . . . .    (29,783)            -
    Acquisition of property, plant and
      equipment. . . . . . . . . . . . . . . . .     (4,514)       (1,343)
                                                   --------      --------
    Net cash used by investing activities. . . .    (34,297)       (1,343)

Cash flows used by financing activities:
    Borrowings from revolving credit facility. .     18,000             -
    Dividends paid to stockholders . . . . . . .     (9,985)       (9,549)
    Dividends paid to noncontrolling interest. .       (229)         (151)
    Proceeds from the exercise of stock
      options. . . . . . . . . . . . . . . . . .          -           135
    Excess tax benefit from stock-based
      compensation arrangements. . . . . . . . .        242            11
                                                   --------      --------
    Net cash used by financing activities. . . .      8,028        (9,554)

    Effects of foreign currency translation. . .       (199)         (554)
                                                   --------      --------
    Net decrease in cash and cash equivalents. .    (17,980)      (10,376)
    Opening balance - cash and
      cash equivalents . . . . . . . . . . . . .     36,493        33,938
                                                   --------      --------
    Ending balance - cash and cash equivalents .   $ 18,513      $ 23,562
                                                   ========      ========

 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (Unaudited)
                              December 31, 2009
                           (Dollars in thousands)


(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or "the Company"), including businesses acquired during the quarter as described in Note 2 "Business Combinations", as of December 31, 2009 and September 30, 2009, and the consolidated results of operations and cash flows for the three month periods ended December 31, 2009 and 2008. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2009 and other financial information filed with the Securities and Exchange Commission (the "SEC").

      Certain reclassifications have been made in the financial statements for comparative purposes. These reclassifications have no effect on the results of operations or financial position.

      Management evaluated material subsequent events through February 8, 2010, the date this Quarterly Report on Form 10-Q which contained the accompanying financial statements was filed with the SEC. No subsequent events, which were material to the Company and which required recognition or disclosure in the financial statements, occurred since December 31, 2009.

      The results of operations for the three month periods ended
December 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. The September 30, 2009 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

      The accounting policies followed by the Company are set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2009.

There have been no changes to the accounting policies for the first quarter ended December 31, 2009, and all companies acquired conform to the Company's existing policies.


(2)   BUSINESS COMBINATIONS

      ACQUISITION OF GLOBAL PHYSICS SOLUTIONS, INC.

      On November 9, 2009, Landauer, Inc. completed the acquisition of all of the issued and outstanding capital stock of Global Physics Solutions, Inc. ("GPS") for $22,000. Based in Texas, GPS is a nationwide service provider of clinical physics support, equipment commissioning and accreditation support, diagnostic equipment testing and educational services. The Company completed the acquisition of GPS as a platform to expand into the Medical Physics Services Market and will report the operating results in the newly formed Medical Physics reporting segment.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2009



      The consideration transferred included amounts applied by Landauer at the closing to repay all of the outstanding indebtedness of GPS and to pay certain costs and expenses incurred by GPS as a result of the transaction. Landauer also deposited $1,000 of the consideration transferred into an escrow account to be held for a period of 18 months and applied to the settlement of the GPS stockholders' indemnification obligations, if any, in connection with the transaction. The Company funded the consideration transferred through a combination of borrowings under its credit agreement and cash on hand.

      The following table summarizes the $22,000 of consideration transferred to acquire GPS and the assets acquired and liabilities assumed based on their relative fair values as of the date of the acquisition.

      Current assets . . . . . . . . . . . . . . . . . .    $    804
      Property, plant & equipment. . . . . . . . . . . .       1,040
      Intangible assets. . . . . . . . . . . . . . . . .       5,300
      Goodwill . . . . . . . . . . . . . . . . . . . . .      17,588
      Current liabilities. . . . . . . . . . . . . . . .        (918)
      Long-term liabilities. . . . . . . . . . . . . . .        (250)
      Long-term deferred taxes, net. . . . . . . . . . .      (1,564)
                                                            --------
      Total assets acquired and liabilities assumed. . .    $ 22,000
                                                            ========

      The excess of the consideration transferred over the fair value of the net tangible and intangible assets acquired resulted in goodwill of $17,588, which is primarily attributable to the value of the acquired assembled workforce and GPS' position as a leading provider in a large fragmented growth market. The goodwill has been assigned to the newly formed Medical Physics reporting segment. Approximately $4,230 of goodwill
is expected to be deductible for income tax purposes.   The Company
acquired a tradename in the amount of $900 which has an indefinite life, and $4,400 of customer relationships which will be amortized over 15 years.

      In accordance with the business combinations authoritative guidance adopted by the Company effective October 1, 2009, the Company expensed acquisition related and reorganization costs of $1,343 during the first quarter of fiscal 2010 in connection with the purchase of GPS. The acquired business's revenues of $2,145 and loss of $119 were recognized in the Company's consolidated financial statements for the period from November 1, 2009 to December 31, 2009. The revenues and results of operations of GPS from November 1 to the date of acquisition, November 9, were not material to the consolidated financial statements.

      ACQUISITION OF GAMMADATA MATTEKNIK AB AND LANDAUER PERSONDOSIMETRI AB

      On November 2, 2009, Landauer completed the acquisition of all issued and outstanding capital stock of Gammadata Matteknik AB ("GDM"), a Swedish provider of radon measurement services. GDM is based near Stockholm, Sweden and provides measurement services throughout the Scandinavian region and Europe. On October 2, 2009, Landauer acquired the assets of a dosimetry service provider in Sweden, now called Landauer Persondosimetri AB ("PDM").

These acquisitions are consistent with Company's strategy to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2009



      The consideration transferred for GDM and PDM were $6,603 and $1,085, respectively. The consideration transferred for each and the identifiable assets acquired and liabilities assumed based on their relative fair values as of the date of the acquisitions were as follows:

                                         GDM         PDM        Total
                                       --------    --------    --------
Current assets . . . . . . . . . . .   $  1,847    $    205    $  2,052
Property, plant & equipment. . . . .        214          19         233
Intangible assets. . . . . . . . . .          -         596         596
Goodwill . . . . . . . . . . . . . .      6,270         434       6,704
Long-term deferred tax assets. . . .         56          38          94
Current liabilities. . . . . . . . .     (1,761)       (207)     (1,968)
Other long-term liabilities. . . . .        (23)          -         (23)
                                       --------    --------    --------
Total assets acquired and
  liabilities assumed. . . . . . . .   $  6,603    $  1,085    $  7,688
                                       ========    ========    ========

      The excess of the consideration transferred over the fair value of the net tangible and intangible assets acquired resulted in goodwill for these acquisitions of $6,704, which has been assigned to the Radiation Monitoring segment. Approximately $434 of goodwill is expected to be deductible for income tax purposes. The Company acquired customer lists, the fair value of which was determined to be $596, which will be amortized over 15 years.

      The Company expensed acquisition related and reorganization costs of $174 during the first quarter of fiscal 2010 for these acquisitions. The acquired businesses contributed revenues of $1,261 and earnings of $391 to the Company for the period from their respective dates of acquisition to December 31, 2009.

      UNAUDITED PROFORMA RESULTS

      The following unaudited proforma summary presents consolidated information of the Company as if these business combinations had occurred on October 1, 2008.

                          Three months ended December 31, 2009
                ---------------------------------------------------------
                                    Proforma Adjustments
                            ---------------------------------
                Landauer,                                       Landauer,
                  Inc.                               GDM and      Inc.
                 Actual     Unallocated     GPS        PDM      Proforma
                --------    -----------   --------   --------   ---------
Revenues . . .  $ 27,234      $      -    $  1,069   $  2,255   $ 30,558
Net income
 attributed
 to Landauer,
 Inc.. . . . .  $  5,127      $  1,090    $    (82)  $     93   $  6,228
                --------      --------    --------   --------   --------

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2009



                          Three months ended December 31, 2008
                ---------------------------------------------------------
                                    Proforma Adjustments
                            ---------------------------------
                Landauer,                                       Landauer,
                  Inc.                               GDM and      Inc.
                 Actual     Unallocated     GPS        PDM      Proforma
                --------    -----------   --------   --------   ---------
Revenues . . .  $ 22,438      $      -    $  1,870   $  1,643   $ 25,951
Net income
 attributed
 to Landauer,
 Inc.. . . . .  $  6,142      $   (236)   $    (12)  $    427   $  6,321
                --------      --------    --------   --------   --------

      The unallocated proforma adjustments include estimated interest expense in connection with debt financing of the acquisitions, forfeiture of interest income in the first quarter of fiscal 2009 as the cash balances on which interest was earned were assumed to be used for acquisitions, elimination of acquisition and reorganization costs in the first quarter of fiscal 2010 as management does not allocate these costs to either segment and excludes these costs from its performance review of operating income, and the income tax impact of the these adjustments. The proforma adjustments allocated to GPS, GDM and PDM include the estimated amortization of intangibles and the income tax impact of the proforma adjustments. The unaudited proforma information is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been effective on October 1, 2008.


(3)   ACQUISITION AND REORGANIZATION COSTS

      During the first quarter of fiscal 2010, pretax charges totaling $1,517 were recorded for acquisition related transaction and reorganization costs in connection with the Company's acquisition of three businesses as described in Note 2, "Business Combinations". These costs were expensed as incurred in accordance with business combination authoritative guidance adopted by the Company on October 1, 2009. Such expenses were primarily for professional fees with accounting, financial, legal and tax advisors to support the due diligence, transaction structure and accounting for the acquisitions. In addition, the charges included $250 in reorganization costs to strengthen selected roles in the acquired businesses.


(4)   GOODWILL AND OTHER INTANGIBLE ASSETS

      Changes in the carrying amount of goodwill, by reportable segment, for the three months ended December 31, 2009 were as follows:

                                        Radiation        Medical
                                        Monitoring       Physics
                                        ----------       --------
Goodwill at September 30, 2009 . . .      $ 13,384       $      -
Increase related to acquisitions . .         6,704         17,588
Effects of foreign currency. . . . .           (64)             -
                                          --------       --------
Goodwill at December 31, 2009. . . .      $ 20,024       $ 17,588
                                          ========       ========

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2009



      The Company assumed customer lists and tradenames relating to the business combinations completed during the first quarter of fiscal 2010. Refer to Note 2, "Business Combinations" for further information. No impairment of goodwill or other intangible assets was recorded as of December 31, 2009.


(5)   SEGMENT INFORMATION

      In connection with the acquisition of GPS, during the first quarter of fiscal 2010, the Company began to operate in two reportable segments, Radiation Monitoring and Medical Physics. Historically the Company operated in the Radiation Monitoring segment exclusively. The factors for determining the reportable segments include the products and services offered combined with the nature of the individual business activities, as well as key financial information reviewed by management.

      The Radiation Monitoring segment provides analytical services to determine occupational and environmental radiation exposure. These services are provided internationally primarily to hospitals, medical and dental offices, universities, national laboratories, and nuclear facilities. Radiation Monitoring activities include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from customers, and the analysis and reporting of exposure findings. In addition to providing analytical services, Radiation Monitoring leases or sells dosimetry detectors and reading equipment.

      The Medical Physics segment provides therapeutic and diagnostic physics services and educational services to domestic hospitals and radiation therapy centers. Service offerings include clinical physics support, equipment commissioning, accreditation support, imaging equipment testing and educational services. These professional services are provided to customers on-site by skilled physicists.

      The Company evaluates performance of the individual segments based upon, among other metrics, segment operating income or loss. Segment operating income or loss is segment revenue less segment cost of sales and segment selling, general and administrative expense. Given the recent addition of the Medical Physics segment, the Company currently does not perform allocations between the segments. Corporate expenses for shared functions, including corporate management, corporate finance and human resources, are recognized in the Radiation Monitoring segment where they have historically been reported. In addition, acquisition related transaction and reorganization costs are not allocated to the segments. Information about net other income, including interest income and expense, and income taxes is not provided at the segment level. As the operational integration activities of the Medical Physics segment progress, including transaction processing, human resources and benefits administration, and sales and marketing activities, the Company expects to reevaluate the allocation of costs if or when these costs become material. The Company does not intend to allocate acquisition and reorganization costs between the segments.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2009



      The following tables summarize financial information for each reportable segment:

                                                    Three Months Ended
                                                        December 31,
                                                   --------------------
                                                     2009        2008
                                                   --------    --------
Segment Revenues:
    Radiation Monitoring . . . . . . . . . . . .   $ 25,089    $ 22,438
    Medical Physics. . . . . . . . . . . . . . .      2,145           -
                                                   --------    --------
      Consolidated revenues. . . . . . . . . . .   $ 27,234    $ 22,438
                                                   ========    ========

Segment Operating Income (Loss):
    Radiation Monitoring . . . . . . . . . . . .   $  9,448    $  8,805
    Medical Physics. . . . . . . . . . . . . . .       (174)          -
    Other - acquisition related transaction
     and reorganization costs. . . . . . . . . .     (1,517)          -
                                                   --------    --------
      Consolidated operating income. . . . . . .   $  7,757    $  8,805
                                                   ========    ========

Segment Depreciation and Amortization:
    Radiation Monitoring . . . . . . . . . . . .   $  1,437    $  1,414
    Medical Physics. . . . . . . . . . . . . . .        109           -
                                                   --------    --------
      Consolidated depreciation and
        amortization . . . . . . . . . . . . . .   $  1,546    $  1,414
                                                   ========    ========

Segment Capital Expenditures for PP&E:
    Radiation Monitoring . . . . . . . . . . . .   $  4,470    $  1,343
    Medical Physics. . . . . . . . . . . . . . .         44           -
                                                   --------    --------
      Consolidated capital expenditures. . . . .   $  4,514    $  1,343
                                                   ========    ========

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2009



      The following table summarizes total assets for each reportable segment:

                                             December 31,  September 30,
                                                2009           2009
                                             ------------  -------------
Segment Assets:
    Radiation Monitoring . . . . . . . . .      $116,580       $125,205
    Medical Physics. . . . . . . . . . . .        25,225              -
                                                --------       --------
      Consolidated assets. . . . . . . . .      $141,805       $125,205
                                                ========       ========


(6)   Income Taxes

      The effective tax rate for the first quarter of fiscal 2010 increased to 36.5% compared with 33.6% for the first fiscal quarter of 2009. The increase is due primarily to the nondeductibility of certain acquisition related transaction costs and the elimination of certain tax credits realized in fiscal 2009.

      As of December 31, 2009, the Company's U.S. income tax returns for 2005 and subsequent years remain subject to examination by the Internal Revenue Service. The Company has no current on-going examination of any tax year by the Internal Revenue Service. State income tax returns generally have statute of limitations for periods between three and five years from the date of filing. During June 2009, the State of New York began an audit of the Company's tax returns for the fiscal years ended September 30, 2005, 2006, and 2007. The audit remains open, but the Company does not expect the finalization of the audit to have a material impact on the financial statements. For the Company's major foreign jurisdictions, its tax returns in the UK and France for fiscal years 2006 through 2009 remain open and subject to examination by taxing officials.


(7)   CASH DIVIDENDS

      On November 27, 2009, the Company declared a regular quarterly cash dividend in the amount of $0.5375 per share for the first quarter of fiscal 2010. The dividend was paid at the end of the first quarter to stockholders of record on December 11, 2009. Dividends on time based restricted share awards issued to employees and non-employee directors are eligible for dividends at the same rate paid to stockholders. The Company accrues for dividends on performance stock awards, which will be paid upon the vesting of the related restricted performance stock awards at September 30, 2011, assuming the performance criteria set forth in the agreements relating to such awards are met. Regular quarterly cash dividends of $0.525 per share, or $2.10 per share annually, were paid during fiscal 2009.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2009



(8)   STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

      The components of accumulated other comprehensive loss included in the accompanying unaudited consolidated balance sheets at December 31, 2009 and September 30, 2009 consist of defined benefit pension and postretirement plan adjustments for net gains, losses and prior service costs, net defined benefit pension plan curtailment loss, effects of adoption of new accounting guidance and cumulative foreign currency translation adjustments. The following table sets forth the Company's comprehensive income and its components for the three month periods ended December 31, 2009 and 2008. All items are presented net of tax with the exception of the defined benefit pension and postretirement plans activity.

                                                    Three Months Ended
                                                        December 31,
                                                   --------------------
                                                     2009        2008
                                                   --------    --------

Net income . . . . . . . . . . . . . . . . . . .   $  5,241    $  6,227
Other comprehensive income (loss):
    Foreign currency translation
     adjustments . . . . . . . . . . . . . . . .       (486)        216
    Defined benefit pension and
     postretirement plans activity . . . . . . .        (16)         14
                                                   --------    --------
Comprehensive income . . . . . . . . . . . . . .      4,739       6,457

Comprehensive income attributed to
  noncontrolling interest. . . . . . . . . . . .       (121)        (19)
                                                   --------    --------
Comprehensive income attributed to
  Landauer, Inc. . . . . . . . . . . . . . . . .   $  4,618    $  6,438
                                                   ========    ========

                                          LANDAUER, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                                                 December 31, 2009



      Changes in the Company's equity accounts for the three month periods ended December 31, 2009 and 2008 were as follows:

                                           Laudauer, Inc. Shareholders
                               ----------------------------------------------
                                                       Accumulated
                                                          Other                              Total       Compre-
                                           Additional    Compre-                  Non-       Stock-      hensive
                                 Common     Paid In      hensive    Retained   controlling   holders'    Income
                                 Stock      Capital       Loss      Earnings    Interest     Equity      (Loss)
                               ----------  ----------  ----------  ----------  ----------  ----------  ----------

Balance September 30, 2009 . .   $    938    $ 30,834    $   (515)   $ 42,504    $    693    $ 74,454
Stock-based compensation
  arrangements . . . . . . . .          5         299           -           -           -         304
Dividends. . . . . . . . . . .          -           -           -      (5,026)       (229)     (5,255)
Net income . . . . . . . . . .          -           -           -       5,127         114       5,241     $ 5,241
Foreign currency translation
  adjustment . . . . . . . . .          -           -        (493)          -           7        (486)       (486)
Defined benefit pension
  and postretirement plans
  activity . . . . . . . . . .          -           -         (16)          -           -         (16)        (16)
                                 --------    --------    --------    --------    --------    --------    --------
Comprehensive Income . . . . .                                                                           $  4,739
                                                                                                         ========
Balance December 31, 2009. . .   $    943    $ 31,133    $ (1,024)   $ 42,605    $    585    $ 74,242
                                 ========    ========    ========    ========    ========    ========













                                                        14

                                          LANDAUER, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                                                 December 31, 2009



                                           Laudauer, Inc. Shareholders
                               ----------------------------------------------
                                                       Accumulated
                                                          Other                              Total
                                           Additional    Compre-                  Non-       Stock-      Compre-
                                 Common     Paid In      hensive    Retained   controlling   holders'    hensive
                                 Stock      Capital      Income     Earnings    Interest     Equity      Income
                               ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance September 30, 2008 . .   $    933    $ 28,826    $    289    $ 39,707    $    545    $ 70,300
Adoption of new postretire-
  ment life insurance
  arrangements accounting
  guidance . . . . . . . . . .          -           -           -        (900)          -        (900)
Stock-based compensation
  arrangements . . . . . . . .          -         579           -           -           -         579
Dividends. . . . . . . . . . .          -           -           -      (4,901)       (151)     (5,052)
Net income . . . . . . . . . .          -           -           -       6,142          85       6,227    $  6,227
Foreign currency translation
  adjustment . . . . . . . . .          -           -         282           -         (66)        216         216
Defined benefit pension
  and postretirement plans
  activity . . . . . . . . . .          -           -          14           -           -          14          14
                                 --------    --------    --------    --------    --------    --------    --------
Comprehensive Income . . . . .                                                                           $  6,457
                                                                                                         ========
Balance December 31, 2008. . .   $    933    $ 29,405    $    585    $ 40,048    $    413    $ 71,384
                                 ========    ========    ========    ========    ========    ========



                                                        15

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2009



(9)   INCOME PER COMMON SHARE

      Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock that would have been outstanding assuming dilution during each period. Dividends on time based restricted share awards issued to employees and non-employee directors are eligible for dividends at the same rate paid to stockholders. The following table presents the weighted average number of shares of common stock for the three month periods ended December 31, 2009 and 2008:

                                                    Three Months Ended
                                                        December 31,
                                                   --------------------
                                                     2009        2008
                                                   --------    --------
Weighted average number of shares
  of common stock outstanding. . . . . . . . . .      9,274       9,280
Effect of dilutive securities:
   Stock-based compensation awards . . . . . . .         37          30
                                                   --------    --------
Weighted average number of shares
  of common stock assuming dilution. . . . . . .      9,311       9,310
                                                   ========    ========


(10)  STOCK-BASED COMPENSATION

      Stock-based compensation expense totaled $251 and $452 for the three months ended December 31, 2009 and 2008, respectively. The total income tax benefit recognized in the consolidated statements of income related to expense for stock-based compensation was $91 and $182 during the first quarter of fiscal 2010 and 2009, respectively.

      STOCK OPTIONS

      The Company has not granted stock options subsequent to fiscal 2005. Grants of stock options in prior fiscal years were granted with an exercise price equal to the market value of the stock on the date of grant. Expense related to stock options issued to eligible employees and directors is recognized ratably over the vesting period. Stock options generally vest over a period of 0 to 4 years and have 10-year contractual terms. A summary of stock option activity during the three months ended December 31, 2009 is presented below:

                                                  Weighted-
                                                  Average
                           Number    Weighted-    Remaining
                             of      Average     Contractual   Aggregate
                           Options   Exercise       Term       Intrinsic
                           (000's)    Price        (Years)       Value
                           -------   ---------   -----------   ----------
October 1, 2009. . . .        139    $  45.06
Exercised. . . . . . .        (25)      38.30
                             ----    --------
Outstanding at
  December 31, 2009. .        114    $  45.17            5      $  1,848
                             ====    ========         ====      ========
Exercisable at
  December 31, 2009. .        114    $  45.17            5      $  1,848
                             ====    ========         ====      ========

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2009



      As of December 31, 2009, all outstanding stock options were vested and compensation expense related to stock options was recognized in prior fiscal years. The intrinsic value of options exercised totaled $581 and $201 during the first quarter of fiscal 2010 and 2009, respectively. The total income tax benefit recognized in the consolidated statements of income related to the exercise of stock options was $210 and $81 during the three month periods ending December 31, 2009 and 2008, respectively.

      RESTRICTED SHARE AWARDS

      Restricted share awards consist of performance shares and time vested restricted stock. Performance shares represent a right to receive shares of common stock upon satisfaction of performance goals or other specified metrics. Restricted stock represents a right to receive shares of common stock upon the passage of a specified period of time. The fair value of performance shares and restricted stock granted under the Company's 2005 Long-Term Incentive Plan was based on the average of the Company's high and low stock prices on the date of grant. Since the adoption of the Company's Incentive Compensation Plan in February 2008, the fair value of performance shares and restricted stock granted under the new plan has been based on the Company's closing stock price on the grant date. Compensation expense for performance shares is recorded ratably over the vesting period, assuming that achievement of performance goals is deemed probable. Compensation expense for restricted stock is recognized ratably over the vesting period. The per share weighted average fair value of restricted shares, including restricted stock and performance shares, granted during the three months ended December 31, 2009 and 2008 was $62.36 and $51.15, respectively.

      Restricted stock issued to eligible employees and directors vests, to date, over a period from 6 months to 5 years, and performance shares contingently vest over various periods, depending on the nature of the performance goal. Restricted share transactions during the three months ended December 31, 2009 were as follows:

                                              Number of
                                              Restricted       Weighted-
                                                Share           Average
                                                Awards           Fair
                                                (000's)          Value
                                              ----------       ---------

Outstanding at October 1, 2009 . . . . . .         72          $   59.89
Granted. . . . . . . . . . . . . . . . . .         44              62.36
Vested . . . . . . . . . . . . . . . . . .         (1)             52.09
                                                -----          ---------
Outstanding at December 31, 2009 . . . . .        115          $   60.87
                                                =====          =========

      As of December 31, 2009, unrecognized compensation expense related to restricted share awards totaled approximately $4,519 and is expected to be recognized over a weighted average period of 2.22 years. The total fair value of shares vested during the three month periods ended December 31, 2009 and 2008 were $26 and $77, respectively.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2009



(11)  CREDIT FACILITY

      In October 2007, the Company negotiated a credit facility, which originally had an expiration date of October 31, 2009 and permitted borrowings up to $15,000. In June 2009, the Company amended its credit agreement. The amendment, among other changes to the original terms, extended the maturity date to June 16, 2011 and increased the aggregate amount of funds available to $30,000 subject, with respect to amounts borrowed in excess of $20,000, to certain criteria outlined in the credit agreement.

      The Company funded the consideration transferred for its first quarter acquisitions through borrowings under its credit agreement of $18,000, with the remainder paid from the Company's cash on hand. Under the credit agreement, the Company elects to pay an annualized interest rate based on LIBOR plus 2.9%, rather than the agreement's alternative rate of prime plus 0.47%. At December 31, 2009 the applicable interest rate was 3.15% per annum. Interest expense in the first quarter of fiscal 2010 was $91. In addition, the Company must maintain a fixed charge coverage ratio, as calculated pursuant to the terms of the amended credit agreement, as of the end of each calendar quarter of not less than 1.35 to 1.00, and a funded debt to earnings before interest, taxes and depreciation and amortization ("EBITDA") ratio less than or equal to 1.5 to 1.00. As of December 31, 2009, the Company was in compliance with the covenants contained in the credit agreement. In January 2010, the Company repaid approximately $4,500 of its outstanding borrowings.


(12)  EMPLOYEE BENEFIT PLANS

      The components of net periodic benefit cost for pension and retiree medical plans were as follows:

                                            Pension           Other
                                            Benefits         Benefits
                                         --------------    -------------
                                                Three Months Ended
                                                  December 31,
                                         -------------------------------
                                          2009    2008     2009    2008
                                         ------  ------   ------  ------

Service cost . . . . . . . . . . . . . . $    -  $  268   $   13  $   10
Interest cost. . . . . . . . . . . . . .    359     337       16      17
Expected return on plan assets . . . . .   (321)   (213)       -       -
Amortization of prior service cost
  (credit) . . . . . . . . . . . . . . .      -      37      (28)    (28)
Amortization of net loss . . . . . . . .     12       2        -       3
                                         ------  ------   ------  ------

Net periodic benefit cost. . . . . . . . $   50  $  431   $    1  $    2
                                         ======  ======   ======  ======

      During the second quarter of fiscal 2009, the Company redesigned its retirement benefit plans for U.S. salaried employees to reflect a change in philosophy from a defined benefit structure to a defined contribution structure. In conjunction with the changes, the Company made contributions to its defined benefit pension plan to fund the remainder of the plan's current unfunded balance. The increased funding has resulted in a decrease of fiscal 2010 benefit costs compared to the prior year. The Company, under IRS minimum funding standards, is not required to make contributions to its defined benefit pension plan during fiscal 2010.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2009



      As part of the fiscal 2009 redesign, the Company's 401(k) Retirement Savings Plan was amended to enhance the Company's matching contribution, along with certain other changes. The Company also adopted a new supplemental defined contribution plan for certain executives, which allows participating executives to make voluntary deferrals and provides for employer contributions at the discretion of the Company. During the first quarter of fiscal 2010, the Company made contributions to these plans in a combined amount of approximately $250 for the fiscal 2009 year.


(13)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 2009, the Financial Accounting Standards Board ("FASB") approved amended guidance for determining whether an entity is a variable interest entity ("VIE"). The guidance requires an enterprise to perform an analysis to determine whether a company's variable interest gives it a controlling financial interest in a VIE. A company would be required to assess whether it has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. In addition, ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE and additional disclosures about an enterprise's involvement in VIEs are required. The new guidance is effective for fiscal years beginning on or after November 15, 2009. The Company is currently evaluating the impact of this new guidance to its financial position, results of operations and financial disclosures.

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


(14)  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      Effective June 30, 2009, the Company adopted the new general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standards require disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of the standards did not impact the consolidated financial statements for the quarter ended December 31, 2009.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2009



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

      Effective October 1, 2009, the Company adopted guidance that amends the accounting for business combinations, and the accounting and reporting for a noncontrolling interest in a subsidiary. The amended guidance aims to improve, simplify, and converge internationally the accounting for and reporting of business combinations and noncontrolling interests in consolidated financial statements. The Company applied the amended guidance for business combinations to its fiscal 2010 first quarter acquisitions of GPS, GDM and PDM. Refer to Note 2, "Business Combinations", for additional disclosures regarding the business combinations. Upon adoption of the guidance for a noncontrolling interest, the Company reclassified amounts formerly presented as minority interest to noncontrolling interest as a separate component of stockholders equity in the consolidated balance sheets and as net income attributable to noncontrolling interest in the consolidated statements of income.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Landauer is a leading provider of analytical services to determine occupational and environmental radiation exposure. For over 50 years, the Company has provided complete radiation dosimetry services to hospitals, medical and dental offices, universities, national laboratories, nuclear facilities and other industries in which radiation poses a potential threat to employees. Landauer's services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from clients, and the analysis and reporting of exposure findings. These services are provided to approximately 67,000 customers representing approximately 1.6 million individuals in the U.S., Japan, France, the United Kingdom, Brazil, Canada, China, Australia, Mexico, Sweden and other countries. In addition to providing analytical services, the Company may lease or sell dosimetry detectors and reading equipment to large customers that want to manage their own dosimetry programs, or into smaller international markets in which it is not economical to establish a direct service. Through its Global Physics Solutions, Inc. ("GPS") subsidiary, which was acquired in November 2009, the Company provides therapeutic and diagnostic physics services and educational services to the domestic medical physics community.

      Landauer's radiation monitoring business is a mature business, and growth in numbers of customers is modest. In recent years, the Company's strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has been developing new platforms and formats for its OSL technology, such as InLight, to gain access to markets where the Company previously did not have a significant presence, such as smaller in-house and commercial laboratories, nuclear power facilities, tactical military monitoring and hospitals to support monitoring of patient exposure to radiation. Revenue growth in recent years has occurred as a result of entry into new markets through joint ventures and acquisitions, modest unit growth, sale of InLight equipment and badges, and new ancillary services and products. The Company believes pricing in the domestic market has become more competitive and opportunities to continue to obtain regular price increases from its customers may be more limited in the future.

      On November 9, 2009, the Company completed the acquisition of GPS. Based in Texas, with operations throughout the Midwest and Texas, GPS is the leading nationwide provider of medical physics services to hospitals and radiation therapy centers. Medical physics services is a large fragmented market. Market growth is expected to be driven by: the utilization of radiation in the provision of healthcare; trends towards outsourcing of services in healthcare settings; and, a tightening domestic supply of qualified medical physicists. Also, in November 2009, Landauer completed the acquisition of Gammadata Matteknik AB ("GDM"), a Swedish provider of radon measurement services. GDM is based near Stockholm, Sweden and provides measurement services throughout the Scandinavian region and Europe. In October 2009, Landauer acquired a dosimetry service in Sweden, now called Landauer Persondosimetri AB ("PDM").


RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2009
(DOLLAR AMOUNTS IN THOUSANDS)

      In connection with the acquisition of GPS, during the first quarter of fiscal 2010, the Company began to operate in two reportable segments, Radiation Monitoring and Medical Physics. Historically the Company operated in the Radiation Monitoring segment exclusively. The Company evaluates performance of the individual segments based upon, among other metrics, segment operating earnings or loss. Segment operating income or loss is segment revenue less segment cost of sales and segment selling, general and administrative expenses. Given the recent addition of the Medical Physics segment, the Company currently does not perform allocations between the segments. Corporate expenses for shared functions, including corporate management, corporate finance and human resources, are recognized in the Radiation Monitoring segment where they have historically been reported. The Company anticipates as it progresses along the integration of among other areas: transaction processing, human resources and benefits administration and business development activities the degree of expense allocation between the segments may change. See Note 5, "Segment Information", for additional information on the Company's reportable segments.

      Current year segment performance is discussed with the consolidated results of operations due to the lack of comparability for the new Medical Physics segment.

      Revenues for the first quarter of fiscal 2010 were $27,234, a 21.4% increase compared to revenues of $22,438 for the same quarter in fiscal 2009. Domestic revenue increased in the first quarter by $1,452, or 8.5%. The increase in domestic revenue is driven by the contribution from the Medical Physics segment of $2,145, offset by declines in domestic Radiation Monitoring revenue. The decline in the domestic radiation monitoring business is a result of reduced demand in the Homebuyer's radon monitoring business due to the weakness in the housing market and declines in occupational monitoring badges and ancillary services primarily related to customer workforce reductions driven by the impact of the economy. International revenue growth was $3,343, or 62.2%, driven by: contributions from GDM and PDM of $1,261; the sale of badges and service to Nagase-Landauer to support its fiscal 2010 transition of the Japanese service market from the current Luxel badge to a next generation badge based upon the InLight platform of $1,173; the strengthening of most foreign currencies against the dollar; and growth in volume in most regions.

      Total cost of sales for the first quarter of fiscal 2010 was $10,156, an increase of $3,016, or 42.2%, compared with cost of sales of $7,140 for the same quarter in fiscal 2009. The addition of the Medical Physics segment contributed $1,613 of the increase in cost of sales. Gross margins were 62.8% of revenues for the first quarter of fiscal 2010, compared with the 68.2% reported for the same period in fiscal 2009. The decline in gross margin rate is primarily a result of revenue mix due to the increased contribution of lower margin Medical Physics revenue of 25.4% and the sale of InLight badges to the Company's joint venture, Nagase-Landauer, at approximately cost.

      Selling, general and administrative expense for the first quarter of fiscal 2010 was $7,804, an increase of $1,311, or 20.2%, compared with expense of $6,493 for the first quarter of fiscal 2009. The primary factors contributing to the increase in selling, general and administrative expense include: $706 increase from the Medical Physics segment; $563 increase related to foreign acquired companies and the impact of the strengthening of most foreign currencies against the dollar; and $130 of increased expense spending to replace the Company's information technology systems that support customer relationship management and the order-to-cash cycle.

      In conjunction with the acquisitions completed during the quarter, the Company incurred $1,517 ($1,120, after-tax) of acquisition related transaction and reorganization costs. The transaction costs of approximately $1,267 were primarily for professional fees with accounting, financial, legal and tax advisors to support the due diligence, transaction structure and accounting for the acquisitions. The reorganization costs of $250 were severance costs to support changes in selected roles in the GPS organization.

      Resulting operating income for the quarter ended December 31, 2009 was $7,757, a decline of 11.9% compared with $8,805 reported in the same quarter a year ago. For the fiscal 2010 quarter, the Medical Physics segment had an operating loss of $174, and the Radiation Monitoring segment had operating income of $9,448 and, as indicated above, the Company incurred $1,517 of acquisition related transaction and reorganization costs which were not allocated to either segment.

      Net other income, including equity in income of joint venture, for the quarter was $68 lower than a year ago, primarily reflecting increased interest expense on the outstanding borrowings to support the acquisitions completed during the quarter.

      The effective income tax rate for the first quarter of fiscal 2010 and 2009 were 36.5% and 33.6%, respectively. The increase is due primarily to the non-deductibility of certain acquisition related transaction costs and the elimination of certain research and development credits realized during fiscal 2009.

      Resulting net income for the quarter ended December 31, 2009 amounted to $5,127, or $0.55 per diluted share, compared with $6,142, or $0.66 per diluted share, for the same quarter in fiscal 2009. The fiscal 2010 net income was reduced by the effect of the acquisition related transaction and reorganization costs in the amount of $1,120 after-tax, or $0.12 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

      Cash flows provided by operating activities for the first fiscal quarter of 2010 were $8,488, an increase of $7,413, from fiscal 2009. The increase is due to a non-recurring payment to the Company's defined benefit pension plan to increase funding in the prior year period and changes in the components of working capital primarily driven by increases in accounts payable and reductions in accounts receivable in the current fiscal year.

      During the 2007 fiscal year, the Company initiated a project to replace its information technology systems. The project has extended beyond its initial timeline and planned costs due to increased customization of the software to capture the unique business requirements of the Company. The total project cost is estimated currently to be approximately $29,000 to $31,000 and is targeted currently to be completed during calendar 2010.

      Investing activities included $29,783 for acquisitions, as described in Note 2, "Business Combinations". In addition, the Company had acquisitions of property, plant and equipment in the amounts of $4,514 and $1,343 for the three months ended December 31, 2009 and 2008, respectively.

Approximately $2,700 of the increase was capital spending for the Company's systems initiative. Capital expenditures for the remainder of fiscal 2010 are expected to be approximately $7,000 to $9,000. The Company anticipates that funds for these capital improvements will be provided from operations.

      The Company's financing activities were comprised primarily of borrowings to support acquisitions and the payments of cash dividends to shareholders. During the first quarter of fiscal 2010, the Company funded cash dividends of $9,985, or $0.5375 per share for the first quarter of fiscal 2010 and $0.525 per share for the fourth quarter of fiscal 2009. During the first quarter of fiscal 2009, the Company paid cash dividends of $9,549. Such amounts have been provided from operations.

      The Company funded the consideration transferred for its fiscal 2010 first quarter acquisitions through borrowings under its credit agreement of
$18,000, with the remainder paid from the Company's cash on hand.       As
described in Note 11, "Credit Facility", to the financial statements, the Company amended its credit agreement in June 2009, which originally had an expiration date of October 31, 2009 and permitted borrowings up to $15,000.

The amendment, among other changes to the original terms, extended the maturity date to June 16, 2011 and increased the aggregate amount of funds available to $30,000 subject, with respect to amounts borrowed in excess of $20,000, to certain criteria outlined in the credit agreement. Under the credit agreement, the Company elects to pay an annualized interest rate based on LIBOR plus 2.9%, rather than the agreement's alternative rate of prime plus 0.47%. At December 31, 2009 the applicable interest rate was 3.15% per annum. In addition, the Company must maintain a fixed charge coverage ratio, as calculated pursuant to the terms of the amended credit agreement, as of the end of each calendar quarter of not less than 1.35 to 1.00, and a funded debt to EBITDA ratio less than or equal to 1.5 to 1.00. As of December 31, 2009, the Company was in compliance with the covenants contained in the credit agreement. In January 2010, the Company repaid $4,500 of its outstanding borrowings. Such amounts have been classified in short-term debt in the accompanying balance sheets.

      In the opinion of management, cash flows from operations and the Company's borrowing capacity under its credit facility are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program. From time to time, the Company may have the opportunity to make investments for acquisitions or other purposes, and borrowings can be made under the current credit facility to fund such investments.

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments, reflected on the balance sheet as "Deferred Contract Revenue", amounted to $15,862 and $15,632, respectively, as of December 31, 2009 and September 30, 2009. While these amounts represent approximately 42% of current liabilities for both December 31, 2009 and September 30, 2009, such amounts do not represent a cash obligation.

      Landauer also offers radiation monitoring services in Australia, Brazil, Canada, China, France, Japan, Mexico, Sweden and the United Kingdom. The Company's operations in these markets generally do not depend on significant capital resources.

      The Company is exposed to market risk, including changes in foreign currency exchange rates. The financial statements of the Company's non-U.S. subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the reporting currency. The market risk associated with foreign currency exchange rates has historically been immaterial in relation to the Company's financial position, results of operations, or cash flows.

OUTLOOK FOR BALANCE OF FISCAL 2010

      Landauer's business plan for fiscal 2010 includes projections currently for aggregate revenue growth for the year to be in the range of 25 to 30 percent, with the recently completed acquisitions contributing 20 to 23 percent of the growth. The business plan includes expense spending of $2,500 to $3,500 to support the completion of the Company's systems initiative, which is currently planned to be completed during calendar 2010. The Company projects a net income increase in the range of 4 to 8 percent, excluding the impact of acquisition related transaction and reorganization costs in fiscal 2010 and the fiscal 2009 after tax impact of pension curtailment and transition costs and reorganization costs of $1,800.

FORWARD-LOOKING STATEMENTS

      Certain of the statements made herein constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties. These include the following, without limitation: assumptions, risks and uncertainties associated with the company's development and introduction of new technologies in general; continued customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (OSL) technology to new platforms and formats; the costs associated with the company's research and business development efforts; the usefulness of older technologies; the effectiveness of and costs associated with the Company's IT platform enhancements; the anticipated results of operations of the company and its subsidiaries or ventures; valuation of the company's long-lived assets or business units relative to future cash flows; changes in pricing of products and services; changes in postal and delivery practices; the company's business plans; anticipated revenue and cost growth; the ability to integrate the operations of acquired businesses and to realize the expected benefits of acquisitions; the risks associated with conducting business internationally; costs incurred for potential acquisitions or similar transactions; other anticipated financial events; the effects of changing economic and competitive conditions; foreign exchange rates; government regulations; accreditation requirements; changes in the trading market that affect the cost of obligations under the Company's benefit plans; and pending accounting pronouncements. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company's business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth in Item 1A "Risk Factors" and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and information contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2009 and other reports filed by the Company, from time to time, with the SEC.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 2009, the Financial Accounting Standards Board ("FASB") approved amended guidance for determining whether an entity is a variable interest entity ("VIE"). The guidance requires an enterprise to perform an analysis to determine whether a company's variable interest gives it a controlling financial interest in a VIE. A company would be required to assess whether it has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. In addition, ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE and additional disclosures about an enterprise's involvement in VIEs are required. The new guidance is effective for fiscal years beginning on or after November 15, 2009. The Company is currently evaluating the impact of this new guidance to its financial position, results of operations and financial disclosures.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      Effective June 30, 2009, the Company adopted the new general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standards require disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of the standards did not impact the consolidated financial statements for the quarter ended December 31, 2009.

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

      Effective October 1, 2009, the Company adopted guidance that amends the accounting for business combinations, and the accounting and reporting for a noncontrolling interest in a subsidiary. The amended guidance aims to improve, simplify, and converge internationally the accounting for and reporting of business combinations and noncontrolling interests in consolidated financial statements. The Company applied the amended guidance for business combinations to its fiscal 2010 first quarter acquisitions of GPS, GDM and PDM. Refer to Note 2, "Business Combinations", for additional disclosures regarding the business combinations. Upon adoption of the guidance for a noncontrolling interest, the Company reclassified amounts formerly presented as minority interest to noncontrolling interest as a separate component of stockholders equity in the consolidated balance sheets and as net income attributable to noncontrolling interest in the consolidated statements of income.

CRITICAL ACCOUNTING POLICIES

      The critical accounting policies followed by the Company are set forth in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended September 30, 2009. The Company believes that at December 31, 2009, there have been no material changes to this information.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk, including changes in foreign currency exchange rates. These risks are set forth in Item 7A
"Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended September 30, 2009.

The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through December 31, 2009.


ITEM 4.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") (the Company's principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Management's assessment excluded GPS, GDM and PDM, which were acquired by Landauer, Inc. during the first quarter of fiscal 2010.

      GPS' total assets and total revenues represented approximately 18% and 8%, respectively, of consolidated total assets and consolidated total net revenues of the Company as of and for the three month period ended December 31, 2009. GDM and PDM, combined, contributed approximately 7% and 5%, respectively, of consolidated total assets and consolidated total net revenues of the Company as of and for the three month period ended
December 31, 2009.   The exclusion of these acquired businesses is in
accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from management's scope in the year of acquisition. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures as of December 31, 2009 were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      Management is in the process of integrating GPS, GDM and PDM operations and internal controls and procedures. The Company intends to extend its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include GPS, GDM and PDM by September 30, 2010. There were no other changes in the Company's internal control over financial reporting that occurred during the quarterly period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.    OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of December 31, 2009, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.




ITEM 1A.    RISK FACTORS

      Information regarding risk factors are set forth in Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended September 30, 2009. The Company believes there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2009.



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


                                    LANDAUER, INC.
Date:  February 8, 2010


                                    /s/ Jonathon M. Singer
                                    -----------------------------------
                                    Jonathon M. Singer
                                    Senior Vice President, Treasurer,
                                    and Secretary
                                    (Principal Financial and
                                    Accounting Officer)