Form 10-Q
period 2010-03-31
LANDAUER INC
filed 2010-05-07
CIK 825410

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

      [ X ]  QUARTERLY REPORT pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


               For the quarterly period ended March 31, 2010

                                    or

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [  ]    No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                  Outstanding at May 3, 2010
      ----------------------------       --------------------------
      Common stock, $.10 par value              9,389,386

PART I.     FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

                      LANDAUER, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheets (Unaudited)
                       (000's, except share amounts)



                                              March 31,  September 30,
                                                2010         2009
                                              ---------  -------------
ASSETS
------

Current assets:
    Cash and cash equivalents . . . . . . . .  $  8,800       $ 36,493
    Receivables, net of allowances of
      $717 and $622, respectively . . . . . .    26,026         20,663
    Inventories . . . . . . . . . . . . . . .     5,385          4,063
    Prepaid expenses and other
      current assets. . . . . . . . . . . . .     2,376          2,599
    Prepaid income taxes. . . . . . . . . . .     1,587          3,743
    Deferred income taxes . . . . . . . . . .       961            976
                                               --------       --------
          Current assets. . . . . . . . . . .    45,135         68,537

Property, plant and equipment, at cost. . . .    77,367         67,350
    Less: Accumulated depreciation
      and amortization. . . . . . . . . . . .   (42,779)       (41,199)
                                               --------       --------
Net property, plant and equipment . . . . . .    34,588         26,151

Equity in joint venture . . . . . . . . . . .     6,982          7,421
Goodwill. . . . . . . . . . . . . . . . . . .    37,599         13,384
Intangible assets, net of amortization
    of $5,024 and $4,595, respectively. . . .     9,403          3,996
Dosimetry devices, net of amortization
    of $12,444 and $11,614, respectively. . .     4,765          4,583
Other assets. . . . . . . . . . . . . . . . .     1,397          1,133
                                               --------       --------
          Total Assets. . . . . . . . . . . .  $139,869       $125,205
                                               ========       ========













The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
             Consolidated Balance Sheets (Unaudited) (Cont'd.)
                       (000's, except share amounts)



                                              March 31,  September 30,
                                                2010         2009
                                              ---------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable. . . . . . . . . . . . .  $  5,406       $  5,193
    Dividends payable . . . . . . . . . . . .        54          4,996
    Deferred contract revenue . . . . . . . .    14,734         15,632
    Short-term debt . . . . . . . . . . . . .    16,750              -
    Accrued compensation and related costs. .     3,462          4,876
    Other accrued expenses. . . . . . . . . .     5,719          6,178
                                               --------       --------
          Current liabilities . . . . . . . .    46,125         36,875

Non-current liabilities:
    Pension and postretirement
      obligations . . . . . . . . . . . . . .     8,516          8,238
    Deferred income taxes . . . . . . . . . .     6,916          4,608
    Other non-current liabilities . . . . . .     1,347          1,030
                                               --------       --------
          Non-current liabilities . . . . . .    16,779         13,876

Stockholders' equity:
    Landauer, Inc. stockholders' equity:
     Preferred stock, $.10 par value
       per share, authorized 1,000,000
       shares; none issued. . . . . . . . . .         -              -
     Common stock, $.10 par value per
       share, authorized 20,000,000
       shares; 9,440,744 and 9,381,098
       shares issued and outstanding at
       March 31, 2010 and September 30,
       2009, respectively . . . . . . . . . .       944            938
     Additional paid in capital . . . . . . .    31,598         30,834
     Accumulated other comprehensive loss . .    (1,589)          (515)
     Retained earnings. . . . . . . . . . . .    45,346         42,504
                                               --------       --------
          Total Landauer, Inc.
            stockholders' equity. . . . . . .    76,299         73,761
Noncontrolling interest . . . . . . . . . . .       666            693
                                               --------       --------
          Total equity. . . . . . . . . . . .    76,965         74,454
                                               --------       --------
Total Liabilities and Stockholders' Equity. .  $139,869       $125,205
                                               ========       ========















The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
               Consolidated Statements of Income (Unaudited)
                     (000's, except per share amounts)



                                Three Months Ended   Six Months Ended
                                     March 31,           March 31,
                                ------------------  ------------------
                                  2010      2009      2010      2009
                                --------  --------  --------  --------

Net revenues. . . . . . . . . . $ 31,806  $ 24,954  $ 59,040  $ 47,392

Costs and expenses:
    Cost of sales . . . . . . .   11,819     8,379    21,975    15,519
    Selling, general and
      administrative. . . . . .    8,408     6,688    16,212    13,181
    Net defined benefit plan
      curtailment loss and
      transition costs. . . . .        -     2,236         -     2,236
    Acquisition and
      reorganization costs. . .      143       489     1,660       489
                                --------  --------  --------  --------
                                  20,370    17,792    39,847    31,425
                                --------  --------  --------  --------

Operating income. . . . . . . .   11,436     7,162    19,193    15,967

Equity in income of
  joint venture . . . . . . . .      411       479       907       899
Other income, net . . . . . . .       48       221        53       370
                                --------  --------  --------  --------

Income before taxes . . . . . .   11,895     7,862    20,153    17,236
Income taxes. . . . . . . . . .    3,998     2,406     7,015     5,553
                                --------  --------  --------  --------

Net income. . . . . . . . . . .    7,897     5,456    13,138    11,683
Less: Net income attributed
  to noncontrolling interest. .       86        28       200       113
                                --------  --------  --------  --------

Net income attributed to
  Landauer, Inc.. . . . . . . . $  7,811  $  5,428  $ 12,938  $ 11,570
                                ========  ========  ========  ========

Net income per share attri-
  butable to Landauer, Inc.
  shareholders:

    Basic . . . . . . . . . . . $   0.84  $   0.58  $   1.39  $   1.24
                                ========  ========  ========  ========
    Weighted average basic
      shares outstanding. . . .    9,314     9,281     9,291     9,273
                                ========  ========  ========  ========


    Diluted . . . . . . . . . . $   0.83  $   0.58  $   1.38  $   1.24
                                ========  ========  ========  ========
    Weighted average diluted
      shares outstanding. . . .    9,353     9,328     9,328     9,320
                                ========  ========  ========  ========





The accompanying notes are an integral part of these financial statements.

                                         LANDAUER, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Stockholders' Equity
                                      and Comprehensive Income (Unaudited)
                                          (000's, except share amounts)

                             Landauer, Inc. Shareholders' Equity
                 ---------------------------------------------------------
                                                    Accumulated
                                                       Other
                                                      Compre-                             Total       Compre-
                  Common                 Additional   hensive                   Non-      Stock-      hensive
                  Stock       Common     Paid In      Income     Retained   controlling   holders'    Income
                  Shares      Stock      Capital      (Loss)     Earnings    Interest     Equity      (Loss)
                 ---------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance
  September 30,
  2009. . . . .  9,381,098    $    938    $ 30,834    $   (515)   $ 42,504    $    693    $ 74,454
Stock-based
  compensation
  arrangements.     59,646           6         764           -           -           -         770
Dividends . . .          -           -           -           -     (10,096)       (229)    (10,325)
Net income. . .          -           -           -           -      12,938         200      13,138    $ 13,138
Foreign
  currency
  translation
  adjustment. .          -           -           -      (1,043)          -           2      (1,041)     (1,041)
Defined benefit
  pension and
  postretire-
  ment plans
  activity. . .          -           -           -         (31)          -           -         (31)        (31)
                 ---------    --------    --------    --------    --------    --------    --------    --------
Comprehensive
 Income . . . .                                                                                       $ 12,066
                                                                                                      ========
Balance
  March 31,
  2010. . . . .  9,440,744    $    944    $ 31,598    $ (1,589)   $ 45,346    $    666    $ 76,965
                 =========    ========    ========    ========    ========    ========    ========








                                                        5


                                         LANDAUER, INC. AND SUBSIDIARIES
                            Consolidated Statements of Stockholders' Equity (Cont'd.)
                                      and Comprehensive Income (Unaudited)
                                          (000's, except share amounts)

                             Landauer, Inc. Shareholders' Equity
                 ---------------------------------------------------------
                                                    Accumulated
                                                       Other
                                                      Compre-                             Total       Compre-
                   Common                Additional   hensive                   Non-      Stock-      hensive
                   Stock      Common     Paid In      Income     Retained   controlling   holders'    Income
                   Shares     Stock      Capital      (Loss)     Earnings    Interest     Equity      (Loss)
                 ---------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance
  September 30,
  2008. . . . .  9,332,508    $    933    $ 28,826    $    289    $ 39,707    $    545    $ 70,300
Adoption of
  new postre-
  tirement life
  insurance
  arrangements
  accounting
  guidance. . .          -           -           -           -        (900)          -        (900)
Stock-based
  compensation
  arrangements.     39,705           4       1,354           -          --           -       1,358
Dividends . . .          -           -           -           -      (9,819)       (151)     (9,970)
Net income. . .          -           -           -           -      11,570         113      11,683    $ 11,683
Foreign currency
  translation
  adjustment. .          -           -           -        (804)          -         (66)       (870)       (870)
Defined benefit
  pension and
  postretire-
  ment plans
  activity. . .          -           -           -      (1,301)          -           -      (1,301)     (1,301)
                 ---------    --------    --------    --------    --------    --------    --------    --------
Comprehensive
 Income . . . .                                                                                       $  9,512
                                                                                                      ========
Balance
  March 31,
  2009. . . . .  9,372,213    $    937    $ 30,180    $ (1,816)   $ 40,558    $    441    $ 70,300
                 =========    ========    ========    ========    ========    ========    ========

                   The accompanying notes are an integral part of these financial statements.

                                                        6

                      LANDAUER, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows (Unaudited)
                                  (000's)



                                                    Six Months Ended
                                                         March 31,
                                                  --------------------
                                                    2010        2009
                                                  --------    --------
Cash flows from operating activities:
    Net income. . . . . . . . . . . . . . . . .   $ 13,138    $ 11,683
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization . . . . . . .      3,063       2,862
    Equity in net income of joint venture . . .       (907)       (899)
    Dividends from joint venture. . . . . . . .      1,104       1,062
    Stock-based compensation and related
      net tax benefits. . . . . . . . . . . . .      1,163       1,127
    Defined benefit plans curtailment loss. . .          -       1,350
    Increase in accounts receivable, net. . . .     (3,022)     (3,296)
    Decrease in prepaid taxes . . . . . . . . .      1,978       6,598
    Increase in dosimetry devices at cost . . .     (1,039)       (863)
    Decrease in accounts payable and
      other accrued liabilities . . . . . . . .     (3,583)     (1,469)
    Decrease in deferred contract revenue . . .     (2,204)     (1,054)
    Increase (decrease) in long-term pension
      and postretirement obligations. . . . . .        258        (936)
    Other operating activities, net . . . . . .       (210)     (1,011)
                                                  --------    --------
    Net cash provided by operating activities .      9,739      15,154

Cash flows used by investing activities:
    Acquisition of businesses, net of
      cash acquired . . . . . . . . . . . . . .    (29,783)          -
    Acquisition of property, plant and
      equipment . . . . . . . . . . . . . . . .     (9,005)     (2,437)
                                                  --------    --------
    Net cash used by investing activities . . .    (38,788)     (2,437)

Cash flows used by financing activities:
    Net borrowings on revolving credit
      facility. . . . . . . . . . . . . . . . .     16,750           -
    Dividends paid to stockholders. . . . . . .    (15,038)     (9,549)
    Dividends paid to noncontrolling
      interest. . . . . . . . . . . . . . . . .       (229)       (151)
    Proceeds from the exercise of stock
      options . . . . . . . . . . . . . . . . .         42         355
    Excess tax benefit from stock-based
      compensation arrangements . . . . . . . .        245         120
                                                  --------    --------
    Net cash provided (used) by
      financing activities. . . . . . . . . . .      1,770      (9,225)

    Effects of foreign currency translation . .       (414)       (805)
                                                  --------    --------

    Net (decrease) increase in cash and
      cash equivalents. . . . . . . . . . . . .    (27,693)      2,687
    Opening balance -
      cash and cash equivalents . . . . . . . .     36,493      33,938
                                                  --------    --------
    Ending balance -
      cash and cash equivalents . . . . . . . .   $  8,800    $ 36,625
                                                  ========    ========


The accompanying notes are an integral part of these financial statements.

                      LANDAUER, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (Unaudited)
                              March 31, 2010
                          (Dollars in thousands)


(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or "the Company"), including businesses acquired during the first fiscal quarter as described in Note 2, "Business Combinations". These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2009 and other financial information filed with the Securities and Exchange Commission (the "SEC").

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair statement of such financial statements. Certain reclassifications have been made in the financial statements for comparative purposes. These reclassifications have no effect on the results of operations or financial position.

      The results of operations for the six month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. The September 30, 2009 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

      The accounting policies followed by the Company are set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2009.

There have been no changes to the accounting policies for the three and six month periods ended March 31, 2010, and all companies acquired conform to the Company's existing policies.


(2)   BUSINESS COMBINATIONS

      ACQUISITION OF GLOBAL PHYSICS SOLUTIONS, INC.

      On November 9, 2009, Landauer, Inc. completed the acquisition of all of the issued and outstanding capital stock of Global Physics Solutions, Inc. ("GPS") for $22,000. Based in Texas, GPS is a nationwide service provider of clinical physics support, equipment commissioning and accreditation support, diagnostic equipment testing and educational services. The Company completed the acquisition of GPS as a platform to expand into the medical physics services market and reports the operating results in the recently formed Medical Physics reporting segment.

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

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              March 31, 2010



      The following table summarizes the $22,000 of consideration transferred to acquire GPS and the assets acquired and liabilities assumed based on their relative fair values as of the date of the acquisition.

      Current assets. . . . . . . . . . . . . .   $    804
      Property, plant & equipment . . . . . . .      1,040
      Intangible assets . . . . . . . . . . . .      5,300
      Goodwill. . . . . . . . . . . . . . . . .     17,588
      Current liabilities . . . . . . . . . . .       (918)
      Long-term liabilities . . . . . . . . . .       (250)
      Long-term deferred taxes, net . . . . . .     (1,564)
                                                  --------
      Total assets acquired and
          liabilities assumed . . . . . . . . .   $ 22,000
                                                  ========

      The excess of the consideration transferred over the fair value of the net tangible and intangible assets acquired resulted in goodwill of $17,588, which is attributable primarily to the value of the acquired assembled workforce and GPS' position as a leading provider in a large fragmented growth market. The goodwill has been assigned to the newly formed Medical Physics reporting segment. Approximately $4,230 of goodwill
is expected to be deductible for income tax purposes.   The Company
acquired a tradename in the amount of $900 which has an indefinite life, and $4,400 of customer relationships which will be amortized over 15 years.

      The acquired business's revenues of $5,582 and net loss of $408 were recognized in the Company's consolidated financial statements for the period from November 1, 2009 to March 31, 2010. The revenues and results of operations of GPS from November 1 to the date of acquisition, November 9, were not material to the consolidated financial statements.

      ACQUISITION OF GAMMADATA MATTEKNIK AB AND LANDAUER PERSONDOSIMETRI AB

      On November 2, 2009, Landauer completed the acquisition of all issued and outstanding capital stock of Gammadata Matteknik AB ("GDM"), a Swedish provider of radon measurement services. GDM is based near Stockholm, Sweden and provides measurement services throughout the Scandinavian region and Europe. On October 2, 2009, Landauer acquired the assets of a dosimetry service provider in Sweden, now called Landauer Persondosimetri AB ("PDM"). These acquisitions are consistent with the Company's strategy to expand into new international markets, primarily by investing in or acquiring existing radiation monitoring service providers with a prominent local presence.

      The consideration transferred for GDM and PDM were $6,603 and $1,085, respectively. The consideration transferred for each and the identifiable assets acquired and liabilities assumed based on their relative fair values as of the date of the acquisitions were as follows:

                                        GDM         PDM       Total
                                      --------    --------   --------
Current assets. . . . . . . . . . .   $  1,847    $    205   $  2,052
Property, plant & equipment . . . .        214          19        233
Intangible assets . . . . . . . . .          -         596        596
Goodwill. . . . . . . . . . . . . .      6,326         434      6,760
Long-term deferred tax assets . . .          -          38         38
Current liabilities . . . . . . . .     (1,761)       (207)    (1,968)
Other long-term liabilities . . . .        (23)          -        (23)
                                      --------    --------   --------
Total assets acquired and
  liabilities assumed . . . . . . .   $  6,603    $  1,085   $  7,688
                                      ========    ========   ========

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              March 31, 2010



      The excess of the consideration transferred over the fair value of the net tangible and intangible assets acquired resulted in goodwill for these acquisitions of $6,760, which has been assigned to the Radiation Monitoring segment. During the second fiscal quarter, the Company finalized accounting for deferred taxes for GDM, which resulted in the elimination of a deferred tax asset and a corresponding increase in goodwill in the amount of $56. Approximately $434 of goodwill is expected to be deductible for income tax purposes. The Company acquired customer lists, the fair value of which was determined to be $596, which will be amortized over 15 years.

      The acquired businesses contributed revenues of $3,052 and net income of $1,026 to the Company for the period from their respective dates of acquisition to March 31, 2010.

      UNAUDITED PROFORMA RESULTS

      The following unaudited proforma summary presents consolidated information of the Company as if these business combinations had occurred as of the beginning of the respective periods.

                                                Six Months Ended
                                                 March 31, 2010
                                         ------------------------------
                                         Landauer, Inc.  Landauer, Inc.
                                            Actual          Proforma
                                         --------------  --------------
Revenues. . . . . . . . . . . . . . .       $ 59,040        $ 62,364
Net income attributed to
    Landauer, Inc.. . . . . . . . . .       $ 12,938        $ 14,134

                                                Six Months Ended
                                                 March 31, 2009
                                         ------------------------------
                                         Landauer, Inc.  Landauer, Inc.
                                            Actual          Proforma
                                         --------------  --------------
Revenues. . . . . . . . . . . . . . .       $ 47,392        $ 55,382
Net income attributed to
    Landauer, Inc.. . . . . . . . . .       $ 11,570        $ 11,940

      The proforma results include: estimated interest expense in connection with debt financing of the acquisitions; forfeiture of interest income in the six month period of fiscal 2009 as the cash balances on which interest was earned were assumed to be used for acquisitions; elimination of acquisition and reorganization costs of $1,660 in the six month period of fiscal 2010; the estimated amortization of intangibles; and the income tax impact of these adjustments. The unaudited proforma information is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been effective as of the beginning of the periods presented.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              March 31, 2010



(3)   ACQUISITION AND REORGANIZATION COSTS

      During the second quarter of fiscal 2010, pretax charges totaling $143 were recorded for acquisition costs. During the first six months of fiscal 2010, pretax charges totaling $1,660 were recorded for acquisition and reorganization costs in connection with the Company's acquisition of the businesses as described in Note 2, "Business Combinations". These costs were expensed as incurred in accordance with business combination authoritative guidance adopted by the Company on October 1, 2009. Such expenses were primarily for professional fees with accounting, financial, legal and tax advisors to support the due diligence, transaction structure and accounting for the acquisitions. In addition, the charges for the six month period included $250 in reorganization costs to strengthen selected roles in the acquired businesses.

      During the second quarter of fiscal 2009, the Company initiated a management reorganization plan to strengthen selected roles in the organization. As a result, in March 2009, the Company recognized reorganization costs, including severance, in the amount of $489 associated with these management organizational changes.


(4)   GOODWILL AND OTHER INTANGIBLE ASSETS

      Changes in the carrying amount of goodwill, by reportable segment, for the six months ended March 31, 2010 were as follows:

                                     Radiation    Medical
                                     Monitoring   Physics     Total
                                     ----------   --------   --------
Goodwill at September 30, 2009. . . . $ 13,384    $      -   $ 13,384
Increase related to acquisitions. . .    6,760      17,588     24,348
Effects of foreign currency . . . . .     (133)          -       (133)
                                      --------    --------   --------
Goodwill at March 31, 2010. . . . . . $ 20,011    $ 17,588   $ 37,599
                                      ========    ========   ========

                                            March 31 ,  September 30,
                                              2010          2009
                                           -----------  -------------
Customer lists, net of amortization
  of $4,057 and $3,636, respectively. . .     $  8,133       $  3,576
Trademarks and tradenames . . . . . . . .        1,014            112
Licenses and patents, net of
  amortization of $410 and $402,
  respectively. . . . . . . . . . . . . .          236            203
Intangibles, net of amortization
  of $557 for each March 31, 2010
  and September 30, 2009. . . . . . . . .           20            105
                                              --------       --------
Intangible assets at March 31, 2010 . . .     $  9,403       $  3,996
                                              ========       ========

      The Company assumed customer lists and tradenames relating to the business combinations completed during the first quarter of fiscal 2010. The net book value of the acquired customer lists and other intangible assets was $5,737 at March 31, 2010. Refer to Note 2, "Business Combinations" for further information. No impairment of goodwill or other intangible assets was recorded as of March 31, 2010.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              March 31, 2010



(5)   INCOME TAXES

      The effective tax rates for the three month periods ended March 31,
2010 and 2009 were 33.6% and 30.6%, respectively.   The effective tax rates
for the six month periods ended March 31, 2010 and 2009 were 34.8% and 32.2%, respectively. The fiscal year 2010 effective tax rate increased primarily due to the nondeductibility of certain acquisition costs, an additional reserve for uncertain tax positions related to state tax liabilities and the elimination of certain tax credits realized in fiscal 2009. The effective tax rate for the fiscal year ending September 30, 2009 was 31.9%.

      As of March 31, 2010, the Company's U.S. income tax returns for 2006 and subsequent years remain subject to examination by the Internal Revenue Service ("IRS"). The Company is not currently under audit by the IRS. State income tax returns generally have statute of limitations for periods between three and five years from the date of filing. The Company's major foreign jurisdiction, France, has its income tax returns for 2007 and subsequent years subject to examination. The Company's other foreign operations have statute of limitations on the examination of tax returns for periods between two and eight years.


(6)   CASH DIVIDENDS

      On February 26, 2010, the Company declared a regular quarterly cash dividend in the amount of $0.5375 per share for the second quarter of fiscal 2010. The dividends were funded on March 29, 2010 and were paid to shareholders of record as of March 12, 2010. Dividends in the amount of $0.5375 per share for the first quarter of fiscal 2010 and $0.525 per share for the fourth quarter of fiscal 2009 were paid during the first quarter of fiscal 2010. Regular quarterly cash dividends of $0.525 per share, or $2.10 annually, were paid during fiscal 2009.

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


(7)   COMPREHENSIVE INCOME

      The components of accumulated other comprehensive loss included in the accompanying unaudited consolidated balance sheets at March 31, 2010 and September 30, 2009 consist of defined benefit pension and postretirement plan adjustments for net gains, losses and prior service costs, net defined benefit plan curtailment loss, effects of adoption of new accounting guidance and cumulative foreign currency translation adjustments. The following table sets forth the Company's comprehensive income and its components for the three and six month periods ended
March 31, 2010 and 2009. All items are presented net of tax with the exception of the defined benefit pension and postretirement plans activity.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              March 31, 2010



                                Three Months Ended   Six Months Ended
                                     March 31,           March 31,
                                ------------------  ------------------
                                  2010      2009      2010      2009
                                --------  --------  --------  --------
Net income. . . . . . . . . . . $  7,897  $  5,456  $ 13,138  $ 11,683
Other comprehensive loss:
    Foreign currency trans-
      lation adjustments. . . .     (555)   (1,086)   (1,041)     (870)
    Defined benefit pension
      and postretirement
      plans activity. . . . . .      (15)      (15)      (31)       (1)
    Impact of curtailment . . .        -    (1,300)        -    (1,300)
                                --------  --------  --------  --------
Comprehensive income. . . . . .    7,327     3,055    12,066     9,512
Comprehensive income
  attributed to non-
  controlling interest. . . . .      (81)      (28)     (202)      (47)
                                --------  --------  --------  --------
Comprehensive income
  attributed to Landauer, Inc.. $  7,246  $  3,027  $ 11,864  $  9,465
                                ========  ========  ========  ========


(8)   INCOME PER COMMON SHARE

      Basic net income per share was computed by dividing net income available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share was computed by dividing net income available to common stockholders for the period by the weighted average number of shares of common stock that would have been outstanding assuming dilution from stock-based compensation awards during the period.

      Effective October 1, 2009, the Company adopted authoritative guidance which requires that unvested stock-based compensation awards that contain non-forfeitable rights to dividends be treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. The Company's time vested restricted stock is a participating security. The guidance was applied retrospectively to all periods presented. Undistributed net income allocated to unvested restricted stock was not material for the three or six month periods ended March 31, 2010 and 2009. The following table sets forth the computation of net income per share for the three and six month periods ended March 31, 2010 and 2009:

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              March 31, 2010



                                Three Months Ended   Six Months Ended
                                     March 31,           March 31,
                                ------------------  ------------------
                                  2010      2009      2010      2009
                                --------  --------  --------  --------
BASIC NET INCOME PER SHARE
  Net income attributed to
    Landauer, Inc.. . . . . . . $  7,811  $  5,428  $ 12,938  $ 11,570
  Less: Income allocated to
    unvested restricted
    stock . . . . . . . . . . .       25        20        41        34
                                --------  --------  --------  --------
  Net income available to
    common stockholders . . . . $  7,786  $  5,408  $ 12,897  $ 11,536
                                ========  ========  ========  ========

  Basic weighted averages
    shares outstanding. . . . .    9,314     9,281     9,291     9,273
                                ========  ========  ========  ========
  Net income per share
    - Basic . . . . . . . . . . $   0.84  $   0.58  $   1.39  $   1.24
                                ========  ========  ========  ========

DILUTED NET INCOME PER SHARE
  Net income attributed to
    Landauer, Inc.. . . . . . . $  7,811  $  5,428  $ 12,938  $ 11,570
  Less: Income allocated to
    unvested restricted stock .       25        20        41        34
                                --------  --------  --------  --------
  Net income available to
    common stockholders . . . . $  7,786  $  5,408  $ 12,897  $ 11,536
                                ========  ========  ========  ========
  Basic weighted averages
    shares outstanding. . . . .    9,314     9,281     9,291     9,273
                                ========  ========  ========  ========
  Effect of dilutive
    securities. . . . . . . . .       39        47        37        47
                                ========  ========  ========  ========
  Diluted weighted averages
    shares outstanding. . . . .    9,353     9,328     9,328     9,320
                                ========  ========  ========  ========
  Net income per share
    - Diluted . . . . . . . . . $   0.83  $   0.58  $   1.38  $   1.24
                                ========  ========  ========  ========


(9)   CREDIT FACILITY

      In October 2007, the Company negotiated a credit facility, which originally had an expiration date of October 31, 2009 and permitted borrowings up to $15,000. In June 2009, the Company initially amended its credit agreement. The first amendment, among other changes to the original terms, increased the aggregate amount of funds available to $30,000 subject, with respect to amounts borrowed in excess of $20,000, to certain criteria outlined in the credit agreement. In February 2010, the Company executed a second amendment to its loan agreement. The amendment, among other changes to the original terms, extended the maturity date to February 12, 2012, added Global Physics Solutions, Inc. as a borrower, added a prepayment penalty equal to 1.0% should the Company voluntarily terminate the facility prior to February 12, 2011, and modified the interest rate on outstanding amounts from either LIBOR plus 2.9% or the bank's prime rate plus 0.47% to either LIBOR plus 2.1% or the bank's prime rate minus 0.28%.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              March 31, 2010



      The Company funded its first quarter acquisitions through borrowings under its credit agreement of $18,000, with the remainder paid from the Company's cash on hand. Under the credit agreement, the Company elects to pay an annualized interest rate based on LIBOR plus 2.1%, rather than the second amendment's alternative rate of prime minus 0.28%. At March 31, 2010 the applicable interest rate was 2.35% per annum. Interest expense in the first half of fiscal 2010 was $184.

      In addition, the Company must maintain a fixed charge coverage ratio, as calculated pursuant to the terms of the amended credit agreement, as of the end of each calendar quarter of not less than 1.35 to 1.00, and a funded debt to earnings before interest, taxes and depreciation and amortization ("EBITDA") ratio less than or equal to 1.5 to 1.00. As of March 31, 2010, the Company was in compliance with the covenants contained in the credit agreement. The debt is classified as current. As of March 31, 2010, the Company had reduced the $18,000 borrowed during the first quarter of fiscal 2010 by $1.3 million.


(10)  STOCK-BASED COMPENSATION

      Stock-based compensation expense totaled $671 and $993 for the six months ended March 31, 2010 and 2009, respectively. The total income tax benefit recognized in the consolidated statements of income related to expense for stock-based compensation was $243 and $358 during the first half of fiscal 2010 and 2009, respectively.

      STOCK OPTIONS

      The Company has not granted stock options subsequent to fiscal 2005. Grants of stock options in prior fiscal years were granted with an exercise price equal to the market value of the stock on the date of grant. Expense related to stock options issued to eligible employees and directors is recognized ratably over the vesting period. Stock options generally vest over a period of 0 to 4 years and have 10-year contractual terms. A summary of stock option activity during the six months ended March 31, 2010 is presented below:
                                                 Weighted-
                                                 Average
                          Number    Weighted-    Remaining
                            of      Average     Contractual  Aggregate
                          Options   Exercise       Term      Intrinsic
                          (000's)    Price        (Years)      Value
                          -------   ---------   -----------  ----------
Outstanding at
  October 1, 2009 . . .      139     $ 45.06
Exercised . . . . . . .      (25)      38.30
                            ----     -------
Outstanding at
  March 31, 2010. . . .      114     $ 45.17          4.6     $  2,282
                            ====     =======         ====     ========
Exercisable at
  March 31, 2010. . . .      114     $ 45.17          4.6     $  2,282
                            ====     =======         ====     ========

      As of March 31, 2010, all outstanding stock options were vested and compensation expense related to stock options was recognized in prior fiscal years. The intrinsic value of options exercised totaled $581 and $281 during the first half of fiscal 2010 and 2009, respectively. The total income tax benefit recognized in the consolidated statements of income related to the exercise of stock options was $210 and $101 during the six month periods ending March 31, 2010 and 2009, respectively.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              March 31, 2010



      RESTRICTED SHARE AWARDS

      Restricted share awards consist of performance shares and time vested restricted stock. Performance shares represent a right to receive shares of common stock upon satisfaction of performance goals or other specified metrics. Restricted stock represents a right to receive shares of common stock upon the passage of a specified period of time. The fair value of performance shares and restricted stock granted under the Company's 2005 Long-Term Incentive Plan was based on the average of the Company's high and low stock prices on the date of grant. Since the adoption of the Company's Incentive Compensation Plan in February 2008, the fair value of performance shares and restricted stock granted under the new plan has been based on the Company's closing stock price on the grant date. Compensation expense for performance shares is recorded ratably over the vesting period, assuming that achievement of performance goals is deemed probable. Compensation expense for restricted stock is recognized ratably over the vesting period. The per share weighted average fair value of restricted shares, including restricted stock and performance shares, granted during the six months ended March 31, 2010 and 2009 was $61.64 and $62.13, respectively.

      Restricted stock issued to eligible employees and directors vests, to date, over a period from 6 months to 5 years, and performance shares contingently vest over various periods, depending on the nature of the performance goal. Restricted share transactions during the six months ended March 31, 2010 were as follows:

                                             Number of
                                             Restricted      Weighted-
                                               Share          Average
                                               Awards          Fair
                                               (000's)         Value
                                             ----------      ---------
Outstanding at October 1, 2009. . . . . .          72          $59.89
Granted . . . . . . . . . . . . . . . . .          53           61.64
Vested. . . . . . . . . . . . . . . . . .          (3)          52.54
                                                 ----          ------
Outstanding at March 31, 2010 . . . . . .         122          $60.81
                                                 ====          ======

      As of March 31, 2010, unrecognized compensation expense related to restricted share awards totaled approximately $4,609 and is expected to be recognized over a weighted average period of 2.07 years. The total fair value of shares vested during the six month periods ended March 31, 2010 and 2009 was $137 and $375, respectively.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              March 31, 2010



(11)  EMPLOYEE BENEFIT PLANS

      The components of net periodic benefit cost for pension and retiree medical plans were as follows:

                                           Pension          Other
                                           Benefits        Benefits
                                        --------------   -------------
                                             Three Months Ended
                                                December 31,
                                       -------------------------------
                                         2010    2009    2010    2009
                                        ------  ------  ------  ------
Service cost. . . . . . . . . . . . . . $    -  $  709  $   12  $   11
Interest cost . . . . . . . . . . . . .    360     373      15      17
Expected return on plan assets. . . . .   (321)   (279)      -       -
Amortization of prior service
  cost (credit) . . . . . . . . . . . .      -       8     (27)    (27)
Amortization of net loss. . . . . . . .     12       2       -       2
Curtailment loss. . . . . . . . . . . .      -   1,125       -       -
                                        ------  ------  ------  ------
Net periodic benefit cost . . . . . . . $   51  $1,938  $    -  $    3
                                        ======  ======  ======  ======

                                           Pension          Other
                                           Benefits        Benefits
                                        --------------   -------------
                                              Six Months Ended
                                                December 31,
                                       -------------------------------
                                         2010    2009    2010    2009
                                        ------  ------  ------  ------
Service cost. . . . . . . . . . . . . . $    -  $  977  $   25  $   21
Interest cost . . . . . . . . . . . . .    719     710      31      34
Expected return on plan assets. . . . .   (642)   (492)      -       -
Amortization of prior service
  cost (credit) . . . . . . . . . . . .      -      45     (55)    (55)
Amortization of net loss. . . . . . . .     24       4       -       5
Curtailment loss. . . . . . . . . . . .      -   1,125       -       -
                                        ------  ------  ------  ------
Net periodic benefit cost . . . . . . . $  101  $2,369  $    1  $    5
                                        ======  ======  ======  ======

      During the second quarter of fiscal 2009, the Company redesigned its retirement benefit plans for U.S.salaried employees to reflect a change in philosophy from a defined benefit structure to a defined contribution structure. In conjunction with the changes, the Company recognized a one-time net curtailment loss, in accordance with authoritative guidance, in the amount of $1,125. Additionally, the Company made contributions to its defined benefit pension plan to fund the remainder of the plan's current unfunded balance. The plan changes and increased funding has resulted in a decrease of fiscal 2010 benefit costs compared to the prior year. The Company, under IRS minimum funding standards, is not required to make contributions to its defined benefit pension plan during fiscal 2010.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              March 31, 2010



      As part of the fiscal 2009 redesign, the Company's 401(k) Retirement Savings Plan was amended to enhance the Company's matching contribution, along with certain other changes. The Company also adopted a new supplemental defined contribution plan for certain executives, which allows participating executives to make voluntary deferrals and provides for employer contributions at the discretion of the Company. During the first quarter of fiscal 2010, the Company made contributions to these plans in a combined amount of approximately $250 for the fiscal 2009 year. No Company contributions were made during the second quarter of fiscal 2010.


(12)  SEGMENT INFORMATION

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

      The Radiation Monitoring segment provides analytical services to determine occupational and environmental radiation exposure. These services are provided internationally primarily to hospitals, medical and dental offices, universities, national laboratories, and nuclear facilities. Radiation Monitoring activities include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from customers, and the analysis and reporting of exposure findings. In addition to providing analytical services, the Radiation Monitoring segment leases or sells dosimetry detectors and reading equipment.

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

      The Company evaluates performance of the individual segments based upon, among other metrics, segment operating income or loss. Segment operating income or loss is segment revenue less segment cost of sales and segment selling, general and administrative expense. Given the recent addition of the Medical Physics segment, the Company currently does not perform allocations between the segments. Corporate expenses for shared functions, including corporate management, corporate finance and human resources, are recognized in the Radiation Monitoring segment where they have historically been reported. In addition, acquisition and reorganization costs are not allocated to the segments. Information about net other income, including interest income and expense, and income taxes is not provided at the segment level. As the operational integration activities of the Medical Physics segment progress, including transaction processing, human resources and benefits administration, and sales and marketing activities, the Company expects to reevaluate the allocation of costs if or when these costs become material. The Company does not intend currently to allocate acquisition and reorganization costs between the segments.

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              March 31, 2010



      The following tables summarize financial information for each reportable segment:
                              Three Months Ended March 31, 2010
                     -------------------------------------------------
                      Radiation     Medical                   Consoli-
                      Monitoring    Physics       Other        dated
                      ----------    --------     --------     --------
Revenues. . . . . .    $ 28,369     $  3,437     $      -     $ 31,806
Operating Income
  (Loss). . . . . .      11,998         (419)        (143)      11,436
Depreciation &
  Amortization. . .       1,377          140            -        1,517
Capital Expendi-
  tures for PP&E. .       4,397           94            -        4,491

                               Three Months Ended March 31, 2009
                     -------------------------------------------------
                      Radiation     Medical                   Consoli-
                      Monitoring    Physics       Other        dated
                      ----------    --------     --------     --------
Revenues. . . . . .    $ 24,954     $      -     $      -     $ 24,954
Operating Income
  (Loss). . . . . .       7,162            -            -        7,162
Depreciation &
  Amortization. . .       1,448            -            -        1,448
Capital Expendi-
  tures for PP&E. .       1,094            -            -        1,094

                                 Six Months Ended March 31, 2010
                     -------------------------------------------------
                      Radiation     Medical                   Consoli-
                      Monitoring    Physics       Other        dated
                      ----------    --------     --------     --------
Revenues. . . . . .    $ 53,458     $  5,582     $      -     $ 59,040
Operating Income
  (Loss). . . . . .      21,445         (592)      (1,660)      19,193
Depreciation &
  Amortization. . .       2,814          249            -        3,063
Capital Expendi-
  tures for PP&E. .       8,867          138            -        9,005

                                 Six Months Ended March 31, 2009
                     -------------------------------------------------
                      Radiation     Medical                   Consoli-
                      Monitoring    Physics       Other        dated
                      ----------    --------     --------     --------
Revenues. . . . . .    $ 47,392     $      -     $      -     $ 47,392
Operating Income
  (Loss). . . . . .      15,967            -            -       15,967
Depreciation &
  Amortization. . .       2,862            -            -        2,862
Capital Expendi-
  tures for PP&E. .       2,437            -            -        2,437

                                             March 31,   September 31,
                                               2010          2009
                                             ---------   -------------
Segment Assets:
    Radiation Monitoring. . . . . . . . . .    $114,704       $125,205
    Medical Physics . . . . . . . . . . . .      25,165              -
                                               --------       --------
Total Assets. . . . . . . . . . . . . . . .    $139,869       $125,205
                                               ========       ========

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              March 31, 2010



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

                      LANDAUER, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              March 31, 2010



(15)  NET DEFINED BENEFIT PLAN CURTAILMENT LOSS AND TRANSITION COSTS

      During the second quarter of fiscal 2009, the Board of Directors approved changes to the Company's retirement benefit plans. The objective of the changes was to transition from a defined benefit philosophy for retirement benefits to a defined contribution approach. In connection with the redesign of its retirement benefit plans, the Company recognized charges of $2,236 during its second fiscal quarter of 2009. The charges included a one-time net curtailment loss, in accordance with authoritative guidance, in the amount of $1,125. In addition, the charge also included costs of $1,111 related to the transition of the contractual retirement benefit obligation of the Company's Chief Executive Officer to a defined contribution obligation and professional fees directly associated with the benefit plan transitions.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Landauer is a leading provider of analytical services to determine occupational and environmental radiation exposure. For over 50 years, the Company has provided complete radiation dosimetry services to hospitals, medical and dental offices, universities, national laboratories, nuclear facilities and other industries in which radiation poses a potential threat to employees. Landauer's services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from customers, and the analysis and reporting of exposure findings. These services are provided to approximately 67,000 customers representing approximately 1.6 million individuals in the U.S., Japan, France, the United Kingdom, Brazil, Canada, China, Australia, Mexico, Sweden and other countries. In addition to providing analytical services, the Company may lease or sell dosimetry detectors and reading equipment to large customers that want to manage their own dosimetry programs, or into smaller international markets in which it is not economical to establish a direct service. Through its Global Physics Solutions, Inc. ("GPS") subsidiary, which was acquired in November 2009, the Company provides therapeutic and diagnostic physics services and educational services to the domestic medical physics community

      Landauer's radiation monitoring business is a mature business, and growth in numbers of customers is modest. In recent years, the Company's strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has been developing new platforms and formats for its OSL technology, such as InLight[Registered Trademark], to gain access to markets where the Company previously did not have a significant presence, such as smaller in-house and commercial laboratories, nuclear power facilities, tactical military monitoring and hospitals to support monitoring of patient exposure to radiation. Revenue growth in recent years has occurred as a result of entry into new markets through joint ventures and acquisitions, modest unit growth, sale of InLight equipment and badges, and new ancillary services and products. The Company believes pricing in the domestic market has become more competitive and opportunities to continue to obtain regular price increases from its customers may be more limited in the future.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2010

      In connection with the acquisition of GPS, during the first quarter of fiscal 2010, the Company began to operate in two reportable segments, Radiation Monitoring and Medical Physics. Historically the Company operated in the Radiation Monitoring segment exclusively. The Company evaluates performance of the individual segments based upon, among other metrics, segment operating earnings or loss. Segment operating income or loss is segment revenue less segment cost of sales and segment selling, general and administrative expenses. Given the recent addition of the Medical Physics segment, the Company currently does not perform allocations between the segments. Corporate expenses for shared functions, including corporate management, corporate finance and human resources, are recognized in the Radiation Monitoring segment where they have historically been reported. The Company anticipates, as it progresses along the integration of among other areas: transaction processing, human resources and benefits administration and business development activities, the degree of expense allocation between the segments may change. See Note 12, "Segment Information", for additional information on the Company's reportable segments.

      Current year segment performance is discussed with the consolidated results of operations due to the lack of comparability for the new Medical Physics segment.

      Revenues for the second quarter of fiscal 2010 were $31.8 million, a 27.5% increase compared to revenues of $25.0 million for the same quarter in fiscal 2009. The increase in revenue was driven by the contribution from the Medical Physics segment of $3.4 million and growth in the Radiation Monitoring segment of $3.4 million, or 13.7%. The Radiation Monitoring segment revenue increases were driven by InLight equipment revenue, contributions from GDM and PDM of $1.8 million, the strengthening of most foreign currencies against the dollar, and growth in volume in most international regions. Increases were partially offset by declines in domestic monitoring service revenue. Factors contributing to the decline in the domestic monitoring service revenue include reduced demand in the Company's radon monitoring business caused by the weakness in the housing market, as well as declines in occupational monitoring badges related primarily to customer workforce reductions impacted by the economy. To the extent that one or more of these factors continue to affect demand for its services or equipment, the Company's results for the fiscal year could be adversely affected.

      International InLight equipment revenue increases included the sale of badges and service to Nagase-Landauer to support its fiscal 2010 transition of the Japanese service market from the current Luxel [registered trademark] badge to a next generation badge based upon the InLight platform. The Domestic InLight equipment sales increases were driven by sales to the Canadian government agency responsible for occupational monitoring and radiation emergency preparedness for the citizens of Canada. During fiscal 2009, the Company executed a multi-year contract valued at approximately $8.0 million, which represents an estimate of purchases over the contract term with commitments to be established annually and subject to annual funding by the Canadian government. During the second fiscal quarter of 2010, the Company recognized revenue of $2.4 million under the agreement, compared with $1.6 million recognized during the second fiscal quarter of 2009. In addition to the revenue recognized during the fiscal 2009 quarter, the Company had recorded deferred revenue of $1.0 million under the contract as of March 31, 2009. Amounts deferred under the agreement as of March 31, 2010, were not significant.

      Cost of sales for the second quarter of fiscal 2010 was $11.8 million, an increase of $3.4 million, or 41.1%, compared with cost of sales of $8.4 million for the same quarter in fiscal 2009. The addition of the Medical Physics segment contributed $2.7 million of the increase in cost of sales. Gross margins were 62.8% of revenues for the second quarter of fiscal 2010, compared with the 66.4% reported for the same period in fiscal 2009. The decline in gross margin rate is primarily a result of revenue mix due to the increased contribution of lower margin Medical Physics revenue, which had a gross margin of 22.1%.

      Selling, general and administrative expense for the second quarter of fiscal 2010 was $8.4 million, an increase of $1.7 million, or 25.7%, compared with expense of $6.7 million for the second quarter of fiscal 2009. The increase in selling, general and administrative costs was driven by the addition of the Medical Physics segment of $1.2 million and $0.5 million, or 8.1%, increase in the Radiation Monitoring segment related primarily to costs of GDM and PDM, which were acquired during the first quarter.

      On February 5, 2009, the Board of Directors approved changes to the Company's retirement benefit plans to transition from a defined benefit philosophy for retirement benefits to a defined contribution approach. The Company anticipates that the redesign of its retirement plans will result in future cost savings while offering market based retirement benefits to its employees. As a result of the changes, the Company recognized $2.2 million ($1.5 million after-tax) of non-recurring pension curtailment and transition costs during the second fiscal quarter of 2009. Further details are included in Note 15, "Net Defined Benefit Plan Curtailment Loss and Transition Costs", to the Consolidated Financial Statements. In addition, the Company initiated a management reorganization plan to strengthen selected roles in the organization. As a result, the Company recognized $0.5 million ($0.3 million after-tax) of non-recurring reorganization charges during the second fiscal quarter of 2009.

      Operating income for the quarter ended March 31, 2010 was $11.4 million, an increase of 59.7% compared with $7.2 million reported in the same quarter in fiscal 2009. For the fiscal 2010 second quarter, the Medical Physics segment had an operating loss of $0.4 million, and the Radiation Monitoring segment had operating income of $12.0 million.

      Net other income, including equity in income of joint venture, for the quarter was $0.2 million lower than a year ago, primarily reflecting increased interest expense on outstanding borrowings to support the acquisitions completed during the first quarter and a reduction in recognized foreign currency gains.

      The effective income tax rates for the second quarter of fiscal 2010 and 2009 were 33.6% and 30.6%, respectively. The increase is due primarily to an additional reserve during the fiscal 2010 quarter for uncertain tax positions related to state tax liabilities and the elimination of certain tax credits realized in the fiscal 2009 quarter.

      Resulting net income for the quarter ended March 31, 2010 amounted to $7.8 million, or $0.83 per diluted share, compared with $5.4 million, or $0.58 per diluted share, for the same quarter in fiscal 2009. Excluding the effect of the pension curtailment and transition costs and the reorganization charges of $2.7 million ($1.8 million after-tax), net income for the second fiscal quarter of 2009 was $7.2 million, or $0.77 per diluted share.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2010

      Revenues for the first six months of the fiscal year were $59.0 million, a 24.6% increase compared to revenues of $47.4 million for the same period in fiscal 2009. The increase in revenue was driven by the contribution from the Medical Physics segment of $5.6 million and growth in the Radiation Monitoring segment of $6.0 million, or 12.8%. Domestic Radiation Monitoring revenue increased for the first six months of the fiscal year by $0.2 million and International Radiation Monitoring revenue increased $5.8 million, or 52.7% driven by: contributions from GDM and PDM of $3.1 million; the sale of badges and service to Nagase-Landauer to support its fiscal 2010 transition of the Japanese service market from the current Luxel badge to a next generation badge based upon the InLight platform of $1.5 million; and the impact of the strengthening of most foreign currencies against the dollar of $1.1 million.

      Cost of sales for the first six months of fiscal 2010 was $22.0 million, an increase of $6.5 million or 41.6%, compared with cost of sales of $15.5 million for the same period in fiscal 2009. The addition of the Medical Physics segment contributed $4.3 million of the increase in cost of sales. Gross margins were 62.8% of revenues for the first half of fiscal 2010, compared with the 67.3% reported for the same period in fiscal 2009. The decline in gross margin rate is primarily a result of revenue mix due to the increased contribution of lower margin Medical Physics revenue, which had a gross margin of 23.1%.

      Selling, general and administrative expense for the first six months of fiscal 2010 was $16.2 million, an increase of $3.0 million, or 23.0%, compared with expense of $13.2 million reported for the same period in fiscal 2009. The increase in selling general and administrative costs was driven by the addition of the Medical Physics segment of $1.9 million and $1.1 million, or 8.7%, increase in the Radiation Monitoring segment. The primary factors contributing to the increase in selling, general and administrative expense for the Radiation Monitoring segment include $0.7 million related to GDM and PDM, which were acquired during the first quarter, and $0.4 million from the impact of the strengthening of most foreign currencies against the dollar.

      In conjunction with the acquisition activity for the first six months of fiscal 2010, the Company incurred $1.7 million ($1.2 million, after-tax) of acquisition and reorganization costs. The costs included approximately $1.4 million primarily for professional fees with accounting, financial, legal and tax advisors to support the due diligence, transaction structure and accounting for the acquisitions. Additionally there were reorganization charges of $0.3 million for severance costs to support changes in selected roles in the GPS organization.

      Resulting operating income for the six months ended March 31, 2010 was $19.2 million, an increase of 20.2% compared with $16.0 million reported in the same period in fiscal 2009. For the fiscal 2010 first half, the Medical Physics segment had an operating loss of $0.6 million, and the Radiation Monitoring segment had operating income of $21.4 million.

      Net other income, including equity in income of joint venture, for the first six months was $0.3 million lower than a year ago, primarily reflecting increased interest expense on outstanding borrowings to support the acquisitions completed during the first fiscal quarter and a reduction in recognized foreign currency gains.

      The effective income tax rate for the first half of fiscal 2010 and fiscal 2009 were 34.8% and 32.2%, respectively. The increase in effective tax rate is due to the nondeductibility of certain acquisition costs, an additional reserve for uncertain tax positions related to state tax liabilities and the elimination of certain tax credits realized in fiscal 2009.

      Resulting net income for the six months ended March 31, 2010 amounted to $12.9 million, or $1.38 per diluted share, compared with $11.6 million, or $1.24 per diluted share, for the same period in fiscal 2009. Excluding the effect of acquisition and reorganization costs of $1.7 million ($1.2 million, after-tax), net income for the first six months ended March 31, 2010 was $14.2 million, or $1.52 per diluted share. Excluding the effect of the pension curtailment and transition costs and the reorganization charges of $2.7 million ($1.8 million after-tax), net income for the first six months of fiscal 2009 was $13.4 million, or $1.43 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities for the first half of fiscal 2010 was $9.7 million compared to $15.2 million in the first half of fiscal 2009. The decline is due primarily to the reduction in the benefit from prepaid taxes, and other timing related changes in the components of working capital.

      During the 2007 fiscal year, the Company initiated a project to replace its information technology systems. The project has extended beyond its initial timeline and planned costs due to increased customization of the software to capture the unique business requirements of the Company. The total project cost is currently estimated to be approximately $29.0 million to $31.0 million and is targeted to be completed during calendar 2010.

      Investing activities included $29.8 million for acquisitions, as described in Note 2, "Business Combinations". In addition, the Company had acquisitions of property, plant and equipment in the amounts of $9.0 million and $2.4 million for the six months ended March 31, 2010 and 2009, respectively. Approximately $4.8 million of the increase was capital spending for the Company's systems initiative. Capital expenditures for the remainder of fiscal 2010 are expected to be approximately $3.0 million to $4.0 million. The Company anticipates that funds for these capital improvements will be provided from operations.

      On April 22, 2010, the Company signed an acquisition agreement to invest $2.4 million to expand its diagnostics offering in the Medical Physics segment. The transaction is expected currently to close in the Company's third fiscal quarter.

      The Company's financing activities were comprised primarily of borrowings to support acquisitions and the payments of cash dividends to shareholders. During the first half of fiscal 2010, the Company funded cash dividends of $15.0 million, or $0.5375 per share for the first and second quarters of fiscal 2010 and $0.525 per share for the fourth quarter of fiscal 2009. During the first half of fiscal 2009, the Company paid cash dividends of $9.5 million. Such amounts have been provided from operations.

      The Company funded its fiscal 2010 first quarter acquisitions through borrowings under its credit agreement of $18.0 million, with the remainder paid from the Company's cash on hand. As described in Note 9, "Credit Facility", to the financial statements, the Company amended its credit agreement in June 2009, which originally had an expiration date of October 31, 2009 and permitted borrowings up to $15.0 million. The amendment, among other changes to the original terms, extended the maturity date to June 16, 2011 and increased the aggregate amount of funds available to $30.0 million subject, with respect to amounts borrowed in excess of $20.0 million, to certain criteria outlined in the credit agreement. Under the credit agreement, the Company elects to pay an annualized interest rate based on LIBOR plus 2.9%, rather than the agreement's alternative rate of prime plus 0.47%. At March 31, 2010 the applicable interest rate was 2.35% per annum. In addition, the Company must maintain a fixed charge coverage ratio, as calculated pursuant to the terms of the amended credit agreement, as of the end of each calendar quarter of not less than 1.35 to 1.00, and a funded debt to EBITDA ratio less than or equal to 1.5 to 1.00. As of March 31, 2010, the Company was in compliance with the covenants contained in the credit agreement. The debt is classified as current. The Company projects currently to retire the debt from cash provided by operations within the next twelve months. As of March 31, 2010, the Company had reduced the $18.0 million borrowed during the first quarter of fiscal 2010 by $1.3 million.

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

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments, reflected on the balance sheet as "Deferred Contract Revenue", amounted to $14.7 million and $15.6 million, respectively, as of March 31, 2010 and
September 30, 2009.   While these amounts represent approximately 31.9% and
42.4% of current liabilities as of March 31, 2010 and September 30, 2009, respectively, such amounts do not represent a cash obligation.

      Landauer offers radiation monitoring services in Australia, Brazil, Canada, China, France, Japan, Mexico, Sweden and the United Kingdom. The Company's operations in these markets generally do not depend on significant capital resources.

      The Company is exposed to market risk, including changes in foreign currency exchange rates. The financial statements of the Company's non-U.S. subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the reporting currency. The market risk associated with foreign currency exchange rates has historically been immaterial in relation to the Company's financial position, results of operations, and cash flows.

OUTLOOK FOR BALANCE OF FISCAL 2010

      Landauer's business plan for fiscal 2010 includes projections currently for aggregate revenue growth for the year to be in the range of 25 to 30 percent. Fiscal 2010 acquisitions are expected to contribute 20 to 23 percent of the growth. The business plan includes expense spending of $2.5 million to $3.5 million to support the completion of the Company's systems initiative. The Company projects a net income increase in the range of 4 to 8 percent, excluding the impact of acquisition and reorganization costs in fiscal 2010 and the fiscal 2009 after tax impact of pension curtailment and transition costs and reorganization costs of $1.8 million.

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

CRITICAL ACCOUNTING POLICIES

      The critical accounting policies followed by the Company are set forth in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended September 30, 2009. The Company believes that at March 31, 2010, there have been no material changes to this information.



ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK

      The Company is exposed to market risk, including changes in foreign currency exchange rates. These risks are set forth in Item 7A
"Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended September 30, 2009.

The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through March 31, 2010.

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

      GPS' total assets and total revenues represented approximately 18.0% and 9.5%, respectively, of consolidated total assets and consolidated total net revenues of the Company as of and for the six month period ended
March 31, 2010. GDM and PDM, combined, contributed approximately 7.2% and 5.2%, respectively, of consolidated total assets and consolidated total net revenues of the Company as of and for the six month period ended March 31,
2010.   The exclusion of these acquired businesses is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from management's scope in the year of acquisition. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures as of March 31, 2010 were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      Management is in the process of integrating GPS, GDM and PDM operations and internal controls and procedures. The Company intends to extend its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include GPS, GDM and PDM by September 30, 2010. There were no other changes in the Company's internal control over financial reporting that occurred during the quarterly period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of March 31, 2010, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.


ITEM 1A.    RISK FACTORS

      Information regarding risk factors are set forth in Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended September 30, 2009. The Company believes there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2009.

ITEM 5.     OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At its Annual Meeting held on February 11, 2010, the shareholders voted to re-elect Michael T. Leatherman and David E. Meador as directors, each for a term of three years. The voting for each of the nominees was as follows:
                                                          Broker
                              For         Withheld      Non-Votes
                           ---------      --------      ---------
      Mr. Leatherman       7,644,958        42,078      1,023,021
      Mr. Meador           7,482,875       204,161      1,023,021

      In addition to Mr. Leatherman and Mr. Meador, the directors for the current year are Robert J. Cronin, William G. Dempsey, Stephen C. Mitchell, William E. Saxelby and Thomas M. White.

      The shareholders voted to reappoint PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the fiscal year ending September 30, 2010, with 8,640,651 shares voted for, 65,591 shares voted against and 3,815 shares voted to abstain.



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

                                         LANDAUER, INC.

Date:  May 7, 2010

                                         /s/ Jonathon M. Singer
                                         ---------------------------------
                                         Jonathon M. Singer
                                         Senior Vice President,
                                         Treasurer, Secretary and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)