Form 10-Q
period 2010-06-30
LANDAUER INC
filed 2010-08-06
CIK 825410

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

      [ X ]   QUARTERLY REPORT pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                For the quarterly period ended June 30, 2010

                                     or

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [  ]    No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                   Outstanding at July 30, 2010
      ----------------------------        ----------------------------
      Common stock, $.10 par value               9,400,524

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                       LANDAUER, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (Unaudited)
                        (000's, except share amounts)


                                                June 30,   September 30,
                                                  2010         2009
                                                --------   -------------
ASSETS
------

Current assets:
    Cash and cash equivalents. . . . . . . . .  $  8,023        $ 36,493
    Receivables, net of allowances of
      $760 and $622, respectively. . . . . . .    23,334          20,663
    Inventories. . . . . . . . . . . . . . . .     6,617           4,063
    Prepaid expenses and
      other current assets . . . . . . . . . .     2,238           2,599
    Prepaid income taxes . . . . . . . . . . .     3,229           3,743
    Deferred income taxes. . . . . . . . . . .     1,018             976
                                                --------        --------
          Current assets . . . . . . . . . . .    44,459          68,537

Property, plant and equipment, at cost . . . .    80,509          67,350
    Less: Accumulated depreciation and
      amortization . . . . . . . . . . . . . .   (43,539)        (41,199)
                                                --------        --------
Net property, plant and equipment. . . . . . .    36,970          26,151

Equity in joint venture. . . . . . . . . . . .     7,711           7,421
Goodwill . . . . . . . . . . . . . . . . . . .    38,394          13,384
Intangible assets, net of amortization
  of $5,256 and $4,595, respectively . . . . .    10,107           3,996
Dosimetry devices, net of amortization
  of $12,863 and $11,614, respectively . . . .     5,187           4,583
Other assets . . . . . . . . . . . . . . . . .     1,375           1,133
                                                --------        --------
Total Assets . . . . . . . . . . . . . . . . .  $144,203        $125,205
                                                ========        ========

























 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
              Consolidated Balance Sheets (Unaudited) (Cont'd.)
                        (000's, except share amounts)


                                                June 30,   September 30,
                                                  2010         2009
                                                --------   -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable . . . . . . . . . . . . .  $  4,239        $  5,193
    Dividends payable. . . . . . . . . . . . .     5,135           4,996
    Deferred contract revenue. . . . . . . . .    15,599          15,632
    Short-term debt. . . . . . . . . . . . . .    13,418              --
    Accrued compensation and related costs . .     4,934           4,876
    Other accrued expenses . . . . . . . . . .     5,203           6,178
                                                --------        --------
          Current liabilities. . . . . . . . .    48,528          36,875

Non-current liabilities:
    Pension and postretirement obligations . .     8,656           8,238
    Deferred income taxes. . . . . . . . . . .     7,056           4,608
    Other non-current liabilities. . . . . . .     1,689           1,030
                                                --------        --------
          Non-current liabilities. . . . . . .    17,401          13,876

Stockholders' equity:
    Landauer, Inc. stockholders' equity:
    Preferred stock, $.10 par value per
      share, authorized 1,000,000 shares;
      none issued. . . . . . . . . . . . . . .        --              --
    Common stock, $.10 par value per share,
      authorized 20,000,000 shares;
      9,452,650 and 9,381,098 shares
      issued and outstanding at June 30,
      2010 and September 30, 2009,
      respectively . . . . . . . . . . . . . .       945             938
    Additional paid in capital . . . . . . . .    32,547          30,834
    Accumulated other comprehensive loss . . .    (2,409)           (515)
    Retained earnings. . . . . . . . . . . . .    46,447          42,504
                                                --------        --------
          Total Landauer, Inc.
            stockholders' equity . . . . . . .    77,530          73,761
    Noncontrolling interest. . . . . . . . . .       744             693
                                                --------        --------
          Total equity . . . . . . . . . . . .    78,274          74,454
                                                --------        --------

Total Liabilities and Stockholders' Equity . .  $144,203        $125,205
                                                ========        ========















 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
                Consolidated Statements of Income (Unaudited)
                      (000's, except per share amounts)


                               Three Months Ended     Nine Months Ended
                                    June 30,               June 30,
                              -------------------    -------------------
                                2010       2009       2010        2009
                              --------   --------   --------    --------

Net revenues . . . . . . . .  $ 26,255   $ 23,468   $ 85,295    $ 70,860

Costs and expenses:
   Cost of sales . . . . . .    10,188      7,874     32,163      23,393
   Selling, general and
     administrative. . . . .     8,085      6,612     24,297      19,793
   Net defined benefit
     plan curtailment
     loss and transition
     costs . . . . . . . . .        --         --         --       2,236
   Acquisition and
     reorganization costs. .        23         --      1,683         489
                              --------   --------   --------    --------
                                18,296     14,486     58,143      45,911
                              --------   --------   --------    --------

Operating income . . . . . .     7,959      8,982     27,152      24,949

Equity in income of
  joint venture. . . . . . .       317        383      1,224       1,282
Other (expense) income,
  net. . . . . . . . . . . .      (179)        76       (126)        446
                              --------   --------   --------    --------

Income before taxes. . . . .     8,097      9,441     28,250      26,677
Income taxes . . . . . . . .     1,791      2,800      8,806       8,353
                              --------   --------   --------    --------

Net income . . . . . . . . .     6,306      6,641     19,444      18,324
Less:  Net income
  attributed to noncon-
  trolling interest. . . . .       126         95        326         208
                              --------   --------   --------    --------
Net income attributed to
  Landauer, Inc. . . . . . .  $  6,180   $  6,546   $ 19,118    $ 18,116
                              ========   ========   ========    ========


Net income per share attri-
  butable to Landauer, Inc.
  shareholders:
      Basic. . . . . . . . .  $   0.66   $   0.70   $   2.05    $   1.95
                              ========   ========   ========    ========
      Weighted average
        basic shares
        outstanding. . . . .     9,325      9,304      9,302       9,279
                              ========   ========   ========    ========


      Diluted. . . . . . . .  $   0.66   $   0.70   $   2.04    $   1.94
                              ========   ========   ========    ========
      Weighted average
        diluted shares
        outstanding. . . . .     9,365      9,347      9,341       9,326
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

                                          LANDAUER, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Stockholders' Equity
                                       and Comprehensive Income (Unaudited)
                                           (000's, except share amounts)

                              Landauer, Inc. Stockholders' Equity
                  ------------------------------------------------------------
                                                         Accumu-
                                                          lated
                                                          Other
                                             Addi-       Compre-                             Total       Compre-
                     Common                 tional       hensive                Non-con-     Stock-      hensive
                     Stock       Common     Paid In      Income     Retained    trolling     holders'    Income
                     Shares      Stock      Capital      (Loss)     Earnings    Interest     Equity      (Loss)
                   ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance
  September 30,
  2009 . . . . . .  9,381,098    $    938    $ 30,834    $   (515)   $ 42,504    $    693    $ 74,454

Stock-based com-
  pensation
  arrangements . .     71,552           7       1,713          --          --          --       1,720
Dividends. . . . .         --          --          --          --     (15,175)       (273)    (15,448)
Net income . . . .         --          --          --          --      19,118         326      19,444    $ 19,444
Foreign currency
  translation
  adjustment . . .         --          --          --      (1,848)         --          (2)     (1,850)     (1,850)
Defined benefit
  pension and
  postretirement
  plans activity .         --          --          --         (46)         --          --         (46)        (46)
                   ----------    --------    --------    --------    --------    --------    --------    --------
Comprehensive
  Income . . . . .                                                                                       $ 17,548
                                                                                                         ========
Balance
  June 30, 2010. .  9,452,650    $    945    $ 32,547    $ (2,409)   $ 46,447    $    744    $ 78,274
                   ==========    ========    ========    ========    ========    ========    ========







                    The accompanying notes are an integral part of these financial statements.

                                                         5

                                          LANDAUER, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Stockholders' Equity and Comprehensive Income (Unaudited) (Cont'd.)
                                           (000's, except share amounts)

                              Landauer, Inc. Stockholders' Equity
                  ------------------------------------------------------------
                                                         Accumu-
                                                          lated
                                                          Other
                                             Addi-       Compre-                             Total       Compre-
                     Common                 tional       hensive                Non-con-     Stock-      hensive
                     Stock       Common     Paid In      Income     Retained    trolling     holders'    Income
                     Shares      Stock      Capital      (Loss)     Earnings    Interest     Equity      (Loss)
                   ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance
  September 30,
  2008 . . . . . .  9,332,508     $   933    $ 28,826    $    289    $ 39,707    $    545    $ 70,300
Adoption of new
  postretirement
  life insurance
  arrangements
  accounting
  guidance . . . .         --          --          --          --        (900)         --        (900)
Stock-based
  compensation
  arrangements . .     53,680           6       1,912          --          --          --       1,918
Dividends. . . . .         --          --          --          --     (14,744)       (151)    (14,895)
Net income . . . .         --          --          --          --      18,116         208      18,324    $ 18,324
Foreign currency
  translation
  adjustment . . .         --          --          --         465          --         (20)        445         445
Defined benefit
  pension and
  postretirement
  plans activity .         --          --          --      (1,324)         --          --      (1,324)     (1,324)
                   ----------    --------    --------    --------    --------    --------    --------    --------
Comprehensive
  Income . . . . .                                                                                       $ 17,445
                                                                                                         ========
Balance June 30,
  2009 . . . . . .  9,386,188    $    939    $ 30,738    $   (570)   $ 42,179    $    582    $ 73,868
                   ==========    ========    ========    ========    ========    ========    ========


                    The accompanying notes are an integral part of these financial statements.

                                                         6

                       LANDAUER, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Unaudited)
                                   (000's)


                                                       Nine Months Ended
                                                           June 30,
                                                      -------------------
                                                       2010        2009
                                                     --------    --------
Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . . . . . . $ 19,444    $ 18,324

Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . .    4,735       4,336
    Equity in net income of joint venture. . . . . .   (1,224)     (1,282)
    Dividends from joint venture . . . . . . . . . .    1,104       1,062
    Stock-based compensation and related
      net tax benefits . . . . . . . . . . . . . . .    1,596       1,554
    Defined benefit plans curtailment loss . . . . .       --       1,350
    Increase in accounts receivable, net . . . . . .     (820)     (4,740)
    Decrease in prepaid taxes. . . . . . . . . . . .      430       3,081
    Increase in dosimetry devices at cost. . . . . .   (1,909)     (1,342)
    Decrease in accounts payable and
      other accrued liabilities. . . . . . . . . . .   (3,668)       (696)
    (Decrease) increase in deferred
      contract revenue . . . . . . . . . . . . . . .   (1,384)      1,270
    Increase (decrease) in long-term pension
      and postretirement obligations . . . . . . . .      396      (5,120)
    Other operating activities, net. . . . . . . . .   (1,154)        297
                                                     --------    --------
    Net cash provided by operating activities. . . .   17,546      18,094

Cash flows used by investing activities:
    Acquisition of businesses, net of cash
      acquired . . . . . . . . . . . . . . . . . . .  (32,014)         --
    Acquisition of property, plant and
      equipment. . . . . . . . . . . . . . . . . . .  (12,241)     (5,931)
                                                     --------    --------
    Net cash used by investing activities. . . . . .  (44,255)     (5,931)

Cash flows used by financing activities:
    Net borrowings on revolving credit facility. . .   13,418          --
    Dividends paid to stockholders . . . . . . . . .  (15,036)    (14,450)
    Dividends paid to noncontrolling interest. . . .     (273)       (151)
    Proceeds from the exercise of stock options. . .      571         590
    Excess tax benefit from stock-based
      compensation arrangements. . . . . . . . . . .      424         174
                                                     --------    --------
    Net cash provided (used) by
      financing activities . . . . . . . . . . . . .     (896)    (13,837)

    Effects of foreign currency translation. . . . .     (865)         (8)
                                                     --------    --------

    Net (decrease) increase in cash and
      cash equivalents . . . . . . . . . . . . . . .  (28,470)     (1,682)
    Opening balance - cash and cash equivalents. . .   36,493      33,938
                                                     --------    --------
    Ending balance - cash and cash equivalents . . . $  8,023    $ 32,256
                                                     ========    ========






 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (Unaudited)
                                June 30, 2010
                           (Dollars in thousands)


(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or "the Company"), including businesses acquired during fiscal 2010 as described in Note 2, "Business Combinations". These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2009 and other financial information filed with the Securities and Exchange Commission (the "SEC").

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair statement of such financial statements. Certain reclassifications have been made in the financial statements for comparative purposes. These reclassifications have no effect on the results of operations or financial position.

      The results of operations for the nine month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. The September 30, 2009 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

      The accounting policies followed by the Company are set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2009.

There have been no changes to the accounting policies for the three and nine month periods ended June 30, 2010, and all companies acquired conform to the Company's existing policies.


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

      The consideration transferred included amounts applied by Landauer at the closing to repay all of the outstanding indebtedness of GPS. Landauer also deposited $1,000 of the consideration transferred into an escrow account to be held for a period of 18 months and applied to the settlement of the GPS stockholders' indemnification obligations, if any, in connection with the transaction. The Company funded the consideration transferred through a combination of borrowings under its credit agreement and cash on hand.

      The following table summarizes the $22,000 of consideration transferred to acquire GPS and the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition.

      Current assets . . . . . . . . . . . . . .   $    804
      Property, plant and equipment. . . . . . .      1,040
      Intangible assets. . . . . . . . . . . . .      5,300
      Goodwill . . . . . . . . . . . . . . . . .     17,553
      Current liabilities. . . . . . . . . . . .       (918)
      Long-term liabilities. . . . . . . . . . .       (250)
      Long-term deferred taxes, net. . . . . . .     (1,529)
                                                   --------
      Total assets acquired and
        liabilities assumed. . . . . . . . . . .   $ 22,000
                                                   ========

      During the third fiscal quarter, the Company finalized accounting for deferred taxes for GPS, which resulted in the decrease of net deferred taxes and a corresponding adjustment to goodwill in the amount of $35. The excess of the consideration transferred over the fair value of the net tangible and intangible assets acquired resulted in goodwill of $17,553, which is attributable primarily to the value of the acquired assembled workforce and GPS' position as a leading provider in a large fragmented growth market. The goodwill has been assigned to the newly formed Medical Physics reporting segment. Approximately $4,230 of goodwill is expected to be deductible for income tax purposes. The Company acquired a tradename in the amount of $900 which has an indefinite life, and $4,400 of customer relationships which are being amortized over 15 years.

      The acquired business's revenues of $9,373 and net loss of $433 were recognized in the Company's consolidated financial statements for the period from November 1, 2009 to June 30, 2010. The revenues and results of operations of GPS from November 1 to the date of acquisition, November 9, were not material to the consolidated financial statements.

      OTHER ACQUISITIONS

      During fiscal 2010, the Company completed other various acquisitions which are presented in the aggregate as they were not individually material to the Company's Consolidated Financial Statements.

      On November 2, 2009, Landauer completed the acquisition of all issued and outstanding capital stock of Gammadata Metteknik AB ("GDM"), a Swedish provider of radon measurement services. GDM is based near Stockholm, Sweden and provides measurement services throughout the Scandinavian region and Europe. The consideration transferred for GDM was $6,603. On
October 2, 2009, Landauer acquired the assets of a dosimetry service provider in Sweden, now called Landauer Persondosimetri AB ("PDM"). The consideration transferred for PDM was $1,085. These acquisitions are consistent with the Company's strategy to expand into new international markets, primarily by investing in or acquiring existing radiation monitoring service providers with a prominent local presence. These acquisitions are reported in the Radiation Monitoring reporting segment.

      On June 1, 2010, Landauer acquired certain assets of Upstate Medical Physics, Inc. ("UMP"), a New York company providing diagnostic medical physics services, for consideration transferred of $2,231. This acquisition is aligned with the Company's strategy to expand into the medical physics services market and is reported in the Medical Physics reporting segment.

      The aggregate consideration transferred and the identifiable assets acquired and liabilities assumed based on their fair values as of the date of the acquisitions were as follows:
                                                     Total
                                                   --------
      Current assets . . . . . . . . . . . . . .   $  2,088
      Property, plant and equipment. . . . . . .        606
      Intangible assets. . . . . . . . . . . . .      1,389
      Goodwill . . . . . . . . . . . . . . . . .      8,092
      Long-term deferred tax assets. . . . . . .         38
      Current liabilities. . . . . . . . . . . .     (2,157)
      Other long-term liabilities. . . . . . . .       (137)
                                                   --------
      Total assets acquired and
        liabilities assumed. . . . . . . . . . .   $  9,919
                                                   ========

      The excess of the consideration transferred over the fair value of the net tangible and intangible assets acquired resulted in goodwill for these acquisitions of $8,092, of which $6,760 and $1,332 has been assigned to the Radiation Monitoring segment and the Medical Physics segment, respectively. Approximately $434 of goodwill is expected to be deductible for income tax purposes. The Company acquired customer lists, the fair value of which was determined to be $1,389, which are being amortized over 15 years.

      The acquired businesses contributed revenues of $3,909 and net income of $965 to the Company for the period from their respective dates of acquisition to June 30, 2010.

      UNAUDITED PROFORMA RESULTS

      The following unaudited proforma summary presents consolidated information of the Company as if these business combinations had occurred as of the beginning of the respective periods.

                                     Nine months ended June 30, 2010
                                     --------------------------------
                                     Landauer, Inc.    Landauer, Inc.
                                        Actual            Proforma
                                     --------------    --------------
Revenues . . . . . . . . . . . . .        $ 85,295          $ 90,124
Net income attributed to
  Landauer, Inc. . . . . . . . . .          19,118            20,221

                                     Nine months ended June 30, 2009
                                     --------------------------------
                                     Landauer, Inc.    Landauer, Inc.
                                        Actual            Proforma
                                     --------------    --------------
Revenues . . . . . . . . . . . . .        $ 70,860          $ 84,479
Net income attributed to
  Landauer, Inc. . . . . . . . . .          18,116            18,561

      The proforma results include: estimated interest expense in connection with debt financing of the acquisitions; forfeiture of interest income in the nine month period of fiscal 2009 as the cash balances on which interest was earned were assumed to be used for acquisitions; elimination of pretax acquisition and reorganization costs of $1,683 in the nine month period of fiscal 2010; the estimated amortization of intangibles; and the income tax impact of these adjustments. The unaudited proforma information is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been effective as of the beginning of the periods presented.

(3)   ACQUISITION AND REORGANIZATION COSTS

      During the third quarter and first nine months of fiscal 2010, pretax charges totaling $23 and $1,683, respectively, were recorded for acquisition and reorganization costs in connection with the Company's acquisitions as described in Note 2, "Business Combinations". These costs were expensed as incurred in accordance with business combination authoritative guidance adopted by the Company on October 1, 2009. Such expenses were primarily for professional fees with accounting, financial, legal and tax advisors to support the due diligence, transaction structure and accounting for the acquisitions. In addition, the charges for the nine month period included $250 in reorganization costs for severance to support changes in selected roles in the GPS organization.

      During the second quarter of fiscal 2009, the Company initiated a management reorganization plan to strengthen selected roles in the organization. As a result, in the first nine months of fiscal 2009, the Company recognized reorganization costs, including severance, in the amount of $489 associated with these management organizational changes.


(4)   GOODWILL AND OTHER INTANGIBLE ASSETS

      Changes in the carrying amount of goodwill, by reportable segment, for the nine months ended June 30, 2010 were as follows:

                                    Radiation     Medical
                                    Monitoring    Physics       Total
                                    ----------   ----------   ----------

Goodwill at September 30, 2009 . .   $ 13,384     $     --     $ 13,384
Increase related to
  acquisitions . . . . . . . . . .      6,760       18,884       25,644
Effects of foreign currency. . . .       (634)          --         (634)
                                     --------     --------     --------
Goodwill at June 30, 2010. . . . .   $ 19,510     $ 18,884     $ 38,394
                                     ========     ========     ========

                                             June 30,     September 30,
                                               2010            2009
                                             --------     -------------
Customer lists, net of amortiza-
  tion of $4,284 and $3,636,
  respectively . . . . . . . . . . . . . .    $  8,657         $  3,576
Trademarks and tradenames. . . . . . . . .       1,017              112
Licenses and patents, net of amortiza-
  tion of $416 and $402,
  respectively . . . . . . . . . . . . . .         413              203
Other intangibles, net of amortization
  of $557 for each June 30, 2010 and
  September 30, 2009 . . . . . . . . . . .          20              105
                                              --------         --------
Intangible assets. . . . . . . . . . . . .    $ 10,107         $  3,996
                                              ========         ========

      The Company assumed customer lists and tradenames relating to the business combinations completed during the first nine months of fiscal 2010. The net book value of the acquired customer lists and other intangible assets was $6,400 at June 30, 2010. Refer to Note 2, "Business Combinations" for further information. No impairment of goodwill or other intangible assets was recorded as of June 30, 2010.

(5)   INCOME TAXES

      The effective tax rates for the three month periods ended June 30,
2010 and 2009 were 22.1% and 29.7%, respectively.   The effective tax rates
for the nine month periods ended June 30, 2010 and 2009 were 31.2% and 31.3%, respectively. The third quarter and fiscal 2010 effective tax rate decreases were due primarily to recognition of the benefit of prior year deductions for domestic production activities not previously included on the Company's Federal income tax returns, which was recorded in the third quarter of fiscal 2010.

      As of June 30, 2010, the total amount of gross unrecognized benefits for uncertain tax positions, exclusive of penalties and interest, including positions impacting only the timing of tax benefits was $967. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $814, as of June 30, 2010. As of September 30, 2009, gross unrecognized tax benefits, exclusive of penalties and interest, including positions impacting only the timing of tax benefits was $532.
The amount of unrecognized tax benefits at September 30, 2009 that, if recognized, would impact the effective tax rate was $493. The Company expects that its unrecognized tax benefits will change by an insignificant amount during the next twelve months. The Company classifies interest and penalties on tax uncertainties as a component of the provision of income taxes. The total amount of interest and penalties accrued at September 30, 2009 was $54. The corresponding amount at June 30, 2010 was not materially different from the amount as of September 30, 2009.

      As of June 30, 2010, the Company's U.S. income tax returns for 2007 and subsequent years remained subject to examination by the Internal Revenue Service ("IRS"). The Company is not currently under audit by the IRS. The Company is under audit by various state jurisdictions. State income tax returns generally have statute of limitations for periods between three and five years from the date of filing. The Company's major foreign jurisdiction, France, has its income tax returns for 2007 and subsequent years subject to examination. The Company's French tax returns are currently being examined by the French tax authorities. The other foreign operations have statute of limitations for periods between two and eight years and are not currently under audit.


(6)   CASH DIVIDENDS

      On May 28, 2010, the Company declared a regular quarterly cash dividend in the amount of $0.5375 per share for the third quarter of fiscal 2010. The dividends were funded on July 2, 2010 and were paid to shareholders of record as of June 11, 2010. During the first nine months of fiscal 2010, the Company funded cash dividends of $15.0 million, or $0.5375 per share for the first and second quarters of fiscal 2010 and $0.525 per share for the fourth quarter of fiscal 2009. Regular quarterly cash dividends of $0.525 per share, or $2.10 annually, were declared during fiscal 2009.

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

(7)   COMPREHENSIVE INCOME

      The components of accumulated other comprehensive loss included in the accompanying unaudited consolidated balance sheets at June 30, 2010 and September 30, 2009 consist of defined benefit pension and postretirement plan adjustments for net gains, losses and prior service costs, net defined benefit plan curtailment loss, effects of adoption of new accounting guidance and cumulative foreign currency translation adjustments. The following table sets forth the Company's comprehensive income and its components for the three and nine month periods ended June 30, 2010 and 2009. All items are presented net of tax with the exception of the defined benefit pension and postretirement plans activity.

                               Three Months Ended     Nine Months Ended
                                    June 30,               June 30,
                              -------------------    -------------------
                                2010       2009       2010        2009
                              --------   --------   --------    --------
Net income . . . . . . . . .  $  6,306   $  6,641   $ 19,444    $ 18,324
Other comprehensive
 income (loss):
    Foreign currency
      translation
      adjustments. . . . . .      (809)     1,315     (1,850)        445
    Defined benefit pension
      and postretirement
      plans activity . . . .       (15)       (23)       (46)        (24)
    Impact of curtailment. .        --         --         --      (1,300)
                              --------   --------   --------    --------
Comprehensive income . . . .  $  5,482   $  7,933   $ 17,548    $ 17,445
Comprehensive income
  attributed to non-
  controlling interest . . .      (122)      (141)      (324)       (188)
                              --------   --------   --------    --------
Comprehensive income
  attributed to
  Landauer, Inc. . . . . . .  $  5,360   $  7,792   $ 17,224    $ 17,257
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

      Effective October 1, 2009, the Company adopted authoritative guidance which requires that unvested stock-based compensation awards that contain non-forfeitable rights to dividends be treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. The Company's time vested restricted stock is a participating security. The guidance was applied retrospectively to all periods presented. Undistributed net income allocated to unvested restricted stock was not material for the three or nine month periods ended June 30, 2010 and 2009. The following table sets forth the computation of net income per share for the three and nine month periods ended June 30, 2010 and 2009:

                               Three Months Ended     Nine Months Ended
                                    June 30,               June 30,
                              -------------------    -------------------
                                2010       2009       2010        2009
                              --------   --------   --------    --------
BASIC NET INCOME PER SHARE
  Net income attributed to
    Landauer, Inc. . . . . .  $  6,180   $  6,546   $ 19,118    $ 18,116
  Less: Income allocated
    to unvested restricted
    stock. . . . . . . . . .        25         24         66          58
                              --------   --------   --------    --------
    Net income available
      to common stock-
      holders. . . . . . . .  $  6,155   $  6,522   $ 19,052    $ 18,058
                              --------   --------   --------    --------
    Basic weighted
      averages shares
      outstanding. . . . . .     9,325      9,304      9,302       9,279
                              --------   --------   --------    --------
    Net income per share
      - Basic. . . . . . . .  $   0.66   $   0.70   $   2.05    $   1.95
                              ========   ========   ========    ========

DILUTED NET INCOME PER SHARE
  Net income attributed to
    Landauer, Inc. . . . . .  $  6,180   $  6,546   $ 19,118    $ 18,116
  Less: Income allocated
    to unvested restricted
    stock. . . . . . . . . .        25         24         66          58
                              --------   --------   --------    --------
  Net income available to
    common stockholders. . .  $  6,155   $  6,522   $ 19,052    $ 18,058
                              --------   --------   --------    --------
  Basic weighted averages
    shares outstanding . . .     9,325      9,304      9,302       9,279
  Effect of dilutive
    securities . . . . . . .        40         43         39          47
                              --------   --------   --------    --------
  Diluted weighted
    averages shares
    outstanding. . . . . . .     9,365      9,347      9,341       9,326
                              --------   --------   --------    --------
  Net income per share
    - Diluted. . . . . . . .  $   0.66   $   0.70   $   2.04    $   1.94
                              ========   ========   ========    ========


(9)   CREDIT FACILITY

      In October 2007, the Company negotiated a credit facility, which originally had an expiration date of October 31, 2009 and permitted borrowings up to $15,000. In June 2009, the Company executed a first amendment to its credit agreement. The first amendment, among other changes to the original terms, increased the aggregate amount of funds available to $30,000 subject, with respect to amounts borrowed in excess of $20,000, to certain criteria outlined in the credit agreement. In February 2010, the Company executed a second amendment to its credit agreement. The amendment, among other changes to the original terms, extended the maturity date to February 12, 2012, added Global Physics Solutions, Inc. as a borrower, added a prepayment penalty equal to 1.0% should the Company voluntarily terminate the facility prior to February 12, 2011, and modified the interest rate on outstanding amounts from either LIBOR plus 2.9% or the bank's prime rate plus 0.47% to either LIBOR plus 2.1% or the bank's prime rate minus 0.28%.

      In connection with its fiscal 2010 first quarter acquisitions, the Company borrowed $18,000 under the credit agreement. At June 30, 2010 the applicable interest rate was 2.475% per annum. Interest expense in the first nine months of fiscal 2010 was $270.

      In addition, the Company must maintain a fixed charge coverage ratio, as calculated pursuant to the terms of the amended credit agreement, as of the end of each calendar quarter of not less than 1.35 to 1.00, and a funded debt to earnings before interest, taxes and depreciation and amortization ("EBITDA") ratio less than or equal to 1.5 to 1.00. As of June 30, 2010, the Company was in compliance with the covenants contained in the credit agreement. The debt is classified as current as the agreement contains a subjective acceleration clause and there exists an arrangement where the Company draws upon or pay downs on the credit facility on a daily basis based on its cash needs. As of June 30, 2010, the Company had reduced the $18,000 borrowed during the first quarter of fiscal 2010 by $4,582 with cash flow from operations.


(10)  STOCK-BASED COMPENSATION

      Stock-based compensation expense for restricted share awards totaled $1,101 and $1,363 for the nine months ended June 30, 2010 and 2009, respectively. The total income tax benefit recognized in the consolidated statements of income related to expense for stock-based compensation was $398 and $492 during the first nine months of fiscal 2010 and 2009, respectively.

      RESTRICTED SHARE AWARDS

      Restricted share awards consist of performance shares and time vested restricted stock. Performance shares represent a right to receive shares of common stock upon satisfaction of performance goals or other specified metrics. Restricted stock represents a right to receive shares of common stock upon the passage of a specified period of time. The fair value of performance shares and restricted stock granted under the Company's 2005 Long-Term Incentive Plan was based on the average of the Company's high and low stock prices on the date of grant. Since the adoption of the Company's Incentive Compensation Plan in February 2008, the fair value of performance shares and restricted stock granted under the new plan has been based on the Company's closing stock price on the grant date. Compensation expense for performance shares is recorded ratably over the vesting period, assuming that achievement of performance goals is deemed probable. Compensation expense for restricted stock is recognized ratably over the vesting period. The per share weighted average fair value of restricted shares, including restricted stock and performance shares, granted during the nine months ended June 30, 2010 and 2009 was $61.64 and $59.65, respectively.

      Restricted stock issued to date to eligible employees and directors vests over a period from 6 months to 5 years, and performance shares contingently vest over various periods, depending on the nature of the performance goal. Restricted share transactions during the nine months ended June 30, 2010 were as follows:

                                          Number of
                                          Restricted     Weighted-
                                            Share         Average
                                            Awards         Fair
                                           (000's)         Value
                                          ----------    ----------
Outstanding at October 1, 2009 . . . .           72       $ 59.89
Granted. . . . . . . . . . . . . . . .           53         61.64
Vested . . . . . . . . . . . . . . . .           (3)        52.25
                                              -----       -------
Outstanding at June 30, 2010 . . . . .          122       $ 60.83
                                              =====       =======

      As of June 30, 2010, unrecognized compensation expense related to restricted share awards totaled approximately $4,180 and is expected to be recognized over a weighted average period of 1.82 years. The total fair value of shares vested during the nine month periods ended June 30, 2010 and 2009 was $148 and $531, respectively.

      STOCK OPTIONS

      The Company has not granted stock options subsequent to fiscal 2005. Grants of stock options in prior fiscal years were granted with an exercise price equal to the market value of the stock on the date of grant. Expense related to stock options issued to eligible employees and directors is recognized ratably over the vesting period. Stock options generally vest over a period of 0 to 4 years and have 10-year contractual terms. A summary of stock option activity during the nine months ended June 30, 2010 is presented below:

                                                 Weighted-
                                                 Average
                                    Weighted-    Remaining
                       Number of     Average    Contractual    Aggregate
                        Options     Exercise       Term        Intrinsic
                        (000's)      Price        (Years)        Value
                      ----------   ----------   -----------   ----------
Outstanding at
  October 1, 2009. .        139      $ 45.06
Exercised. . . . . .        (46)       41.55
                          -----      -------
Outstanding at
  June 30, 2010. . .         93      $ 45.10           4.4      $ 1,468
                          =====      =======         =====      =======
Exercisable at
  June 30, 2010. . .         93      $ 45.10           4.4      $ 1,468
                          =====      =======         =====      =======

      As of June 30, 2010, all outstanding stock options were vested and compensation expense related to stock options was recognized in prior fiscal years. The intrinsic value of options exercised totaled $1,062 and $401 during the first nine months of fiscal 2010 and 2009, respectively. The total income tax benefit recognized in the consolidated statements of income related to the exercise of stock options was $384 and $145 during the nine month periods ending June 30, 2010 and 2009, respectively.


(11)  EMPLOYEE BENEFIT PLANS

      The components of net periodic benefit cost for pension and retiree medical plans were as follows:

                                Pension Benefits        Other Benefits
                                ----------------        --------------
                                       Three Months Ended June 30,
                              ------------------------------------------
                                2010       2009       2010        2009
                              --------   --------   --------    --------
Service cost . . . . . . . .  $     --   $     --   $     13    $     10
Interest cost. . . . . . . .       359        355         16          17
Expected return on
  plan assets. . . . . . . .      (322)      (246)        --          --
Amortization of prior
  service cost (credit). . .        --         --        (28)        (28)
Amortization of net
  loss . . . . . . . . . . .        13          2         --           3
                              --------   --------   --------    --------
Net periodic benefit cost. .  $     50   $    111   $      1    $      2
                              ========   ========   ========    ========

                                Pension Benefits        Other Benefits
                                ----------------        --------------
                                        Nine Months Ended June 30,
                              ------------------------------------------
                                2010       2009       2010        2009
                              --------   --------   --------    --------
Service cost . . . . . . . .  $     --   $    977   $     38    $     31
Interest cost. . . . . . . .     1,078      1,065         47          51
Expected return on
  plan assets. . . . . . . .      (964)      (738)        --          --
Amortization of prior
  service cost (credit). . .        --         45        (83)        (83)
Amortization of net
  loss . . . . . . . . . . .        37          6         --           8
Curtailment loss . . . . . .        --      1,125         --          --
                              --------   --------   --------    --------
Net periodic benefit
  cost . . . . . . . . . . .  $    151   $  2,480   $      2    $      7
                              ========   ========   ========    ========

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

      As part of the fiscal 2009 redesign, the Company's 401(k) Retirement Savings Plan was amended to enhance the Company's matching contribution, along with certain other changes. The Company also adopted a new supplemental defined contribution plan for certain executives, which allows participating executives to make voluntary deferrals and provides for employer contributions at the discretion of the Company. During the first quarter of fiscal 2010, the Company made contributions to these plans in a combined amount of approximately $250 for the fiscal 2009 year. No Company contributions were made during the second or third quarters of fiscal 2010.


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

      The following tables summarize financial information for each reportable segment:

                                     Three Months Ended June 30, 2010
                                  --------------------------------------
                                  Radiation     Medical
                                  Monitoring    Physics     Consolidated
                                  ----------   ----------   ------------
Revenues . . . . . . . . . . . .   $ 22,299     $  3,956       $ 26,255
Operating Income (Loss). . . . .      7,961           (2)         7,959
Depreciation and Amortization. .      1,502          170          1,672
Capital Expenditures for
  Property, Plant and
  Equipment. . . . . . . . . . .      3,110          126          3,236


                                     Three Months Ended June 30, 2009
                                  --------------------------------------
                                  Radiation     Medical
                                  Monitoring    Physics     Consolidated
                                  ----------   ----------   ------------
Revenues . . . . . . . . . . . .   $ 23,468     $     --       $ 23,468
Operating Income (Loss). . . . .      8,982           --          8,982
Depreciation and Amortization. .      1,474           --          1,474
Capital Expenditures for
  Property, Plant and
  Equipment. . . . . . . . . . .      3,494           --          3,494

                                      Nine Months Ended June 30, 2010
                                  --------------------------------------
                                  Radiation     Medical
                                  Monitoring    Physics     Consolidated
                                  ----------   ----------   ------------
Revenues . . . . . . . . . . . .   $ 75,757     $  9,538       $ 85,295
Operating Income (Loss). . . . .     27,746         (594)        27,152
Depreciation and Amortization. .      4,316          419          4,735
Capital Expenditures for
  Property, Plant and
  Equipment. . . . . . . . . . .     11,977          264         12,241


                                      Nine Months Ended June 30, 2009
                                  --------------------------------------
                                  Radiation     Medical
                                  Monitoring    Physics     Consolidated
                                  ----------   ----------   ------------
Revenues . . . . . . . . . . . .   $ 70,860     $     --       $ 70,860
Operating Income (Loss). . . . .     24,949           --         24,949
Depreciation and Amortization. .      4,336           --          4,336
Capital Expenditures for
  Property, Plant and
  Equipment. . . . . . . . . . .      5,931           --          5,931

                                             June 30,     September 30,
                                               2010            2009
                                             --------     -------------

Segment Assets:
    Radiation Monitoring . . . . . . . . .    $115,685         $125,205
    Medical Physics. . . . . . . . . . . .      28,518               --
                                              --------         --------
Total Assets . . . . . . . . . . . . . . .    $144,203         $125,205
                                              ========         ========


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


(14)  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      Effective October 1, 2009, the Company adopted guidance that amends the accounting for business combinations, and the accounting and reporting for a noncontrolling interest in a subsidiary. The amended guidance aims to improve, simplify, and converge internationally the accounting for and reporting of business combinations and noncontrolling interests in consolidated financial statements. The Company applied the amended guidance for business combinations to its fiscal 2010 acquisitions. Refer to
Note 2, "Business Combinations", for additional disclosures regarding the business combinations. Upon adoption of the guidance for a noncontrolling interest, the Company reclassified amounts formerly presented as minority interest to noncontrolling interest as a separate component of stockholders equity in the consolidated balance sheets and as net income attributable to noncontrolling interest in the consolidated statements of income.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Landauer is a leading provider of analytical services to measure occupational and environmental radiation exposure. For over 50 years, the Company has provided complete radiation dosimetry services to hospitals, medical and dental offices, universities, national laboratories, nuclear facilities and other industries in which radiation poses a potential threat to employees. Landauer's services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from customers, and the analysis and reporting of exposure findings. These services are provided to approximately 67,000 customers representing approximately 1.6 million individuals in the U.S., Japan, France, the United Kingdom, Brazil, Canada, China, Australia, Mexico, Sweden and other countries. In addition to providing analytical services, the Company may lease or sell dosimetry detectors and reading equipment to large customers that want to manage their own dosimetry programs, or into smaller international markets in which it is not economical to establish a direct service. Through its Global Physics Solutions, Inc. ("GPS") subsidiary, which was acquired in November 2009, the Company provides therapeutic and diagnostic physics services and educational services to the domestic medical physics community.

      Landauer's radiation monitoring business is a mature business, and growth in numbers of customers is modest. In recent years, the Company's strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has been developing new platforms and formats for its OSL technology, such as InLight<registered trademark>, to gain access to markets where the Company previously did not have a significant presence, such as smaller in-house and commercial laboratories, nuclear power facilities, tactical military monitoring and hospitals to support monitoring of patient exposure to radiation. Revenue growth in recent years has occurred as a result of entry into new markets through joint ventures and acquisitions, modest unit growth, sale of InLight equipment and badges, and new ancillary services and products. Pricing in the domestic market has become more competitive and opportunities to obtain regular price increases from its customers may be more limited in the future. The continued economic downturn and uncertain impact of healthcare reform has resulted in increased pricing pressure with the Company's new healthcare customer base, which is expected to continue into the future.

      On November 9, 2009, the Company completed the acquisition of GPS. Based in Texas, with operations throughout the Midwest and Texas, GPS is the leading nationwide provider of medical physics services to hospitals and radiation therapy centers. Medical physics services is a large fragmented market. Market growth is expected to be driven by: the utilization of radiation in the provision of healthcare; trends towards outsourcing of services in healthcare settings; and, a tightening domestic supply of qualified medical physicists. The Company reports the operating results in the recently formed Medical Physics reporting segment. Also, in November 2009, Landauer completed the acquisition of Gammadata Metteknik AB ("GDM"), a Swedish provider of radon measurement services. GDM is based near Stockholm, Sweden and provides measurement services throughout the Scandinavian region and Europe. In October 2009, Landauer acquired a dosimetry service in Sweden, now called Landauer Persondosimetri AB ("PDM"). The acquisitions of GDM and PDM are reported in the Radiation Monitoring reporting segment. In June 2010, Landauer completed the acquisition of the assets of Upstate Medical Physics, a provider of diagnostic physics services in upstate New York. This acquisition is reported in the Medical Physics reporting segment.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2010

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

      Revenues for the third quarter of fiscal 2010 were $26.3 million, an increase of $2.8 million, or 11.9% compared to revenues of $23.5 million for the same quarter in fiscal 2009. The increase in revenue was driven by the contribution from the Medical Physics segment of $4.0 million offset by a decline in the Radiation Monitoring segment of $1.2 million, or 5.0%.
The Radiation Monitoring segment revenue decline was driven primarily by a planned change in the supply relationship between Landauer and Nagase Landauer, the Company's unconsolidated joint venture in Japan, of $1.7 million, offset by contributions from GDM and PDM of $0.7 million. With the conversion of Nagase Landauer's customer base from Luxel to the InLight
technology, the venture will no longer be purchasing service badges.   The
historical Luxel badge revenue will be partially offset by a royalty arrangement, resulting in no corresponding impact on net income. Without the impact of the Nagase Landauer change and contribution of acquired companies, Radiation Monitoring revenue declined $0.2 million, with organic international growth offset by declines in InLight equipment placements.

      Cost of sales for the third quarter of fiscal 2010 was $10.2 million, an increase of $2.3 million, or 29.4% compared with cost of sales of $7.9 million for the same quarter in fiscal 2009. The addition of the Medical Physics segment contributed $2.9 million of the increase in cost of sales. Gross margins were 61.2% of revenues for the third quarter of fiscal 2010, compared with the 66.4% reported for the same period in fiscal 2009. The decline in gross margin rate is primarily a result of revenue mix due to the increased contribution of lower margin Medical Physics revenue, which had a gross margin of 25.6%.

      Selling, general and administrative expense for the third quarter of fiscal 2010 was $8.1 million, an increase of $1.5 million, or 22.3%, compared with expense of $6.6 million for the third quarter of fiscal 2009.

The increase in selling, general and administrative costs was driven by the addition of the Medical Physics segment of $1.0 million and $0.5 million, or 6.9%, increase in the Radiation Monitoring segment related primarily to costs of GDM and PDM, which were acquired during the first quarter.

      Operating income for the quarter ended June 30, 2010 was $8.0 million, a decline of 11.4% compared with $9.0 million reported in the same quarter in fiscal 2009. For the fiscal 2010 third quarter, the Medical Physics segment was breakeven, and the Radiation Monitoring segment had operating income of $8.0 million. The decline compared to the third quarter of fiscal 2009 was due to the impact of prior year non-recurring revenue.

      Net other income, including equity in income of joint venture, for the quarter was $0.3 million lower than a year ago, reflecting primarily increased interest expense on outstanding borrowings to support the acquisitions completed during the first quarter and an increase in recognized foreign currency losses.

      The effective income tax rates for the third quarter of fiscal 2010 and 2009 were 22.1% and 29.7%, respectively. The reduction is due primarily to recognition of the benefit of prior year deductions for domestic production activities not included previously on the Company's Federal income tax returns. The Company's Federal benefit for manufacturing in the U.S. for fiscal 2009 was $318. Based upon this benefit, the Company plans to amend its fiscal 2007 and 2008 Federal income tax returns and estimates an approximate benefit of $242, which was recorded in the third quarter of fiscal 2010.

      Resulting net income for the quarter ended June 30, 2010 amounted to $6.2 million, or $0.66 per diluted share, compared with $6.5 million, or $0.70 per diluted share, for the same quarter in fiscal 2009.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2010

      Revenues for the first nine months of the fiscal year were $85.3 million, a 20.4% increase compared to revenues of $70.9 million for the same period in fiscal 2009. The increase in revenue was driven by the contribution from the Medical Physics segment of $9.5 million and growth in the Radiation Monitoring segment of $4.9 million, or 6.9%. Domestic Radiation Monitoring revenue declined for the first nine months of the fiscal year by $0.3 million and international Radiation Monitoring revenue increased $5.2 million, or 29.1% driven by: contributions from GDM and PDM of $3.7 million, the impact of the strengthening of most foreign currencies against the dollar of $1.0 million and organic growth in most regions.

      Included in domestic Radiation Monitoring revenue were InLight equipment sales to the Canadian government agency responsible for occupational monitoring and radiation emergency preparedness for the citizens of Canada. During fiscal 2009, the Company executed a multi-year contract valued at approximately $8.0 million, which represents an estimate of purchases over the contract term with commitments to be established annually and subject to annual funding by the Canadian government. During the first nine months of fiscal 2010, the Company recognized revenue of $3.1 million under the agreement, compared with $2.7 million recognized during the first nine months of fiscal 2009.

      Cost of sales for the first nine months of fiscal 2010 was $32.2 million, an increase of $8.8 million or 37.5%, compared with cost of sales of $23.4 million for the same period in fiscal 2009. The addition of the Medical Physics segment contributed $7.2 million of the increase in cost of sales. Gross margins were 62.3% of revenues for the first nine months of fiscal 2010, compared with the 67.0% reported for the same period in fiscal 2009. The decline in gross margin rate is primarily a result of revenue mix due to the increased contribution of lower margin Medical Physics revenue, which had a gross margin of 24.2%.

      Selling, general and administrative expense for the first nine months of fiscal 2010 was $24.3 million, an increase of $4.5 million, or 22.8%, compared with expense of $19.8 million reported for the same period in fiscal 2009. The increase in selling general and administrative costs was driven by the addition of the Medical Physics segment of $2.9 million and $1.6 million, or 8.1%, increase in the Radiation Monitoring segment. The primary factors contributing to the increase in selling, general and administrative expense for the Radiation Monitoring segment include: $0.9 million related to GDM and PDM, which were acquired during the first quarter, and $0.3 million from the impact of the strengthening of most foreign currencies against the dollar as well as increased costs of international operations.

      In conjunction with the acquisition activity for the first nine months of fiscal 2010, the Company incurred $1.7 million ($1.3 million, after-tax) of acquisition and reorganization costs. The costs included approximately $1.4 million primarily for professional fees with accounting, financial, legal and tax advisors to support the due diligence, transaction structure and accounting for the acquisitions. Additionally there were reorganization charges of $0.3 million for severance costs to support changes in selected roles in the GPS organization.

      During the second quarter of fiscal 2009, the Board of Directors approved changes to the Company's retirement benefit plans to transition from a defined benefit philosophy for retirement benefits to a defined contribution approach. As a result of the changes, the Company recognized $2.2 million ($1.5 million after-tax) of non-recurring pension curtailment and transition costs. In addition, the Company initiated a management reorganization plan to strengthen selected roles in the organization. As a result, the Company recognized $0.5 million ($0.3 million after-tax) of non-recurring reorganization charges during the second fiscal quarter of 2009.

      Resulting operating income for the nine months ended June 30, 2010 was $27.2 million, an increase of 8.8% compared with $24.9 million reported in the same period in fiscal 2009. For nine months ended June 30, 2010, the Medical Physics segment had an operating loss of $0.6 million, and the Radiation Monitoring segment had operating income of $27.8 million.

      Net other income, including equity in income of joint venture, for the first nine months was $0.6 million lower than a year ago, primarily reflecting increased interest expense on outstanding borrowings to support the acquisitions completed during the first fiscal quarter and a reduction in recognized foreign currency gains.

      The effective income tax rate for the first nine months of fiscal 2010 and fiscal 2009 were 31.2% and 31.3%, respectively.

      Resulting net income for the nine months ended June 30, 2010 amounted to $19.1 million, or $2.04 per diluted share, compared with $18.1 million, or $1.94 per diluted share, for the same period in fiscal 2009. Excluding the effect of acquisition and reorganization costs of $1.7 million ($1.3 million, after-tax), net income for the first nine months ended June 30, 2010 was $20.4 million, or $2.18 per diluted share. Excluding the effect of the pension curtailment and transition costs and the reorganization charges of $2.7 million ($1.8 million after-tax), net income for the first nine months of fiscal 2009 was $19.9 million, or $2.14 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities for the first nine months of fiscal 2010 was $17.5 million compared to $18.1 million in the first nine months of fiscal 2009. The decline is due primarily to the reduction in the benefit from prepaid taxes, and other timing related changes in the components of working capital.

      During the 2007 fiscal year, the Company initiated a project to replace its information technology systems. The project has extended beyond its initial timeline and planned costs due to increased customization of the software to capture the unique business requirements of the Company. The total project cost was estimated to be approximately $29.0 million to $31.0 million with targeted completion during calendar 2010. The Company currently is pursuing a three phase implementation to effectively manage the transition of its customer relationships and financial reporting systems. The phased implementation will extend the project timeline and increase the estimated costs. The Company currently is evaluating the impact of such phased implementation on the timing and estimated costs of the project.

      Investing activities included $32.0 million for acquisitions, as described in Note 2, "Business Combinations". In addition, the Company had acquisitions of property, plant and equipment in the amounts of $12.2 million and $5.9 million for the nine months ended June 30, 2010 and 2009, respectively. Approximately $4.7 million of the increase was capital spending for the Company's systems initiative. Capital expenditures for the remainder of fiscal 2010 are expected to be approximately $3.0 million to $4.0 million. The Company anticipates that funds for these capital improvements will be provided from operations.

      The Company's financing activities were comprised primarily of borrowings to support acquisitions and the payments of cash dividends to shareholders. During the first nine months of fiscal 2010, the Company funded cash dividends of $15.0 million, or $0.5375 per share for the first and second quarters of fiscal 2010 and $0.525 per share for the fourth quarter of fiscal 2009. During the first nine months of fiscal 2009, the Company paid cash dividends of $14.5 million. Such amounts have been provided from operations.

      In connection with its fiscal 2010 first quarter acquisitions, the Company borrowed $18.0 million under its credit agreement. As described in
Note 9, "Credit Facility", to the financial statements, the Company amended its credit agreement in June 2009, which originally had an expiration date of October 31, 2009 and permitted borrowings up to $15.0 million. The amendment, among other changes to the original terms, extended the maturity date to June 16, 2011 and increased the aggregate amount of funds available to $30.0 million subject, with respect to amounts borrowed in excess of $20.0 million, to certain criteria outlined in the credit agreement. In February 2010, the Company executed a second amendment to its loan agreement. The amendment, among other changes to the original terms, extended the maturity date to February 12, 2012, added Global Physics Solutions, Inc. as a borrower, added a prepayment penalty equal to 1.0% should the Company voluntarily terminate the facility prior to February 12, 2011, and modified the interest rate on outstanding amounts from either LIBOR plus 2.9% or the bank's prime rate plus 0.47% to either LIBOR plus 2.1% or the bank's prime rate minus 0.28%. Under the credit agreement, the Company elects to pay an annualized interest rate based on LIBOR plus 2.9%, rather than the agreement's alternative rate of prime plus 0.47%. At June 30, 2010 the applicable interest rate was 2.475% per annum. In addition, the Company must maintain a fixed charge coverage ratio, as calculated pursuant to the terms of the amended credit agreement, as of the end of each calendar quarter of not less than 1.35 to 1.00, and a funded debt to EBITDA ratio less than or equal to 1.5 to 1.00. As of June 30, 2010, the Company was in compliance with the covenants contained in the credit agreement. The debt is classified as current as the agreement contains a subjective acceleration clause and there exists an arrangement where the Company draws upon or pay downs on the credit facility on a daily basis based on its cash needs. The Company projects currently to retire the debt from cash provided by operations within the next twelve months. As of June 30, 2010, the Company had reduced the $18.0 million borrowed during the first quarter of fiscal 2010 by $4.6 million.

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

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments, reflected on the balance sheet as "Deferred Contract Revenue", amounted to $15.6 million for both periods ending June 30, 2010 and September 30, 2009.

 While these amounts represent approximately 32.1% and 42.4% of current liabilities as of June 30, 2010 and September 30, 2009, respectively, such amounts do not represent a cash obligation.

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

OUTLOOK FOR BALANCE OF FISCAL 2010

      When the Company initially issued annual guidance in December 2009, the Company anticipated purchase commitments with the U.S. Military in the second half of the 2010 fiscal year, which to date have not occurred. Although the Company continues to build strong relationships with the U.S. Military, there has been an unforeseen delay in the decision making process to fund multimillion dollar initiatives using Landauer technology. As the Company moves through its fiscal fourth quarter, it is still pursuing these initiatives, but visibility on funding is limited at this point. If funding does not occur in the fourth quarter, the Company's full-year results will be below the bottom end of its original guidance range.

      Previously, Landauer anticipated fiscal 2010 aggregate revenue growth for the year to be in the range of 25 to 30 percent and a net income increase in the range of 4 to 8 percent, excluding the after-tax impact of acquisition and reorganization costs of $1.3 million in fiscal 2010 and the fiscal 2009 after tax impact of pension curtailment and transition costs and reorganization costs of $1.8 million.

      If the military sales outlined above do not materialize this fiscal year, Landauer's aggregate revenue growth for fiscal 2010 is anticipated to be in the range of 18 to 22 percent, with acquisitions expected to contribute the majority of the growth. Net income is anticipated to be in the range of a decline of 2 percent to an increase of 2 percent, excluding the after tax impact of acquisition and reorganization costs, of $1.3 million, in fiscal 2010 and the fiscal 2009 after tax impact of pension curtailment and transition costs and reorganization costs of $1.8 million. This forecast includes expense spending of $1.5 to $2.5 million to support the Company's systems initiative.

USE OF NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") FINANCIAL
MEASURES

      In evaluating the Company's financial performance and outlook, management uses adjusted net income and adjusted diluted earnings per share, which are non-GAAP measures. Management believes that such measures, as supplements to net income, diluted earnings per share and other GAAP measures, are useful indicators for investors. These useful indicators can help readers gain a meaningful understanding of the Company's core operating results and future prospects without the effect of non-cash or other one-time items and the Company's ability to generate cash flows from operations that are available for taxes, capital expenditures, and to repay debt. Investors should recognize that these non-GAAP measures might not be comparable to similarly titled measures of other companies. These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows or liquidity prepared in accordance with accounting principles generally accepted in the United States.

FORWARD-LOOKING STATEMENTS

      Certain of the statements made herein constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties. These include the following, without limitation: assumptions, risks and uncertainties associated with the company's development and introduction of new technologies in general; continued customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (OSL) technology to new platforms and formats; government funding for the purchase of certain of the Company's equipment and services; the impact on sales and pricing of certain customer group purchasing arrangements; the costs associated with the company's research and business development efforts; the usefulness of older technologies; the effectiveness of and costs associated with the Company's IT platform enhancements; the anticipated results of operations of the company and its subsidiaries or ventures; valuation of the company's long-lived assets or business units relative to future cash flows; changes in pricing of products and services; changes in postal and delivery practices; the company's business plans; anticipated revenue and cost growth; the ability to integrate the operations of acquired businesses and to realize the expected benefits of acquisitions; the risks associated with conducting business internationally; costs incurred for potential acquisitions or similar transactions; other anticipated financial events; the effects of changing economic and competitive conditions; foreign exchange rates; government regulations; accreditation requirements; changes in the trading market that affect the cost of obligations under the Company's benefit plans; and pending accounting pronouncements. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company's business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth in Item 1A "Risk Factors" and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and information contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2009 and other reports filed by the Company, from time to time, with the SEC.

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

CRITICAL ACCOUNTING POLICIES

      The critical accounting policies followed by the Company are set forth in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended September 30, 2009. The Company believes that at June 30, 2010, there have been no material changes to this information.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK

      The Company is exposed to market risk, including changes in foreign currency exchange rates. These risks are set forth in Item 7A
"Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended September 30, 2009.

The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through June 30, 2010.


ITEM 4.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") (the Company's principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Management's assessment excluded acquisitions made by Landauer, Inc. during the first nine months of fiscal 2010, as outlined in Note 2, "Business Combinations". The exclusion of these acquired businesses is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from management's scope in the year of acquisition. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures as of June 30, 2010 were effective.

      The fiscal 2010 acquisitions contributed approximately 25.9% and 15.6%, respectively, of consolidated total assets and consolidated total net revenues of the Company as of and for the nine month period ended June 30, 2010.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      Management is in the process of integrating operations and internal controls and procedures of the acquisitions. The Company intends to extend its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include acquisitions by September 30, 2010. There were no other changes in the Company's internal control over financial reporting that occurred during the quarterly period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of June 30, 2010, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.


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

                                    LANDAUER, INC.
Date:  August 6, 2010

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