Form 10-K
period 2010-09-30
LANDAUER INC
filed 2010-12-13
CIK 825410

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

      [ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 2010

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

  Large accelerated filer [   ]          Accelerated filer         [ X ]
  Non-accelerated filer   [   ]          Smaller reporting company [   ]

      Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Act).   Yes [   ]   No [ X ]

      As of March 31, 2010 the aggregate market value, based upon the closing price on the New York Stock Exchange, of the voting and non-voting common equity held by non-affiliates was approximately $606,000,000. The number of shares of common stock ($0.10 par value) outstanding as of November 30, 2010 was 9,409,150.


                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy Statement in connection with the February 10, 2011 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     INDEX

Item                                                                 Page
----                                                                 ----
PART I
1.    Business
           General Description . . . . . . . . . . . . . . . . . . . .  3
           Marketing and Sales . . . . . . . . . . . . . . . . . . . .  5
           Seasonality . . . . . . . . . . . . . . . . . . . . . . . .  6
           International Activities. . . . . . . . . . . . . . . . . .  7
           Patents . . . . . . . . . . . . . . . . . . . . . . . . . .  7
           Raw Materials . . . . . . . . . . . . . . . . . . . . . . .  7
           Competition . . . . . . . . . . . . . . . . . . . . . . . .  7
           Research and Development. . . . . . . . . . . . . . . . . .  8
           Environmental and Other Governmental Regulations. . . . . .  8
           Employees and Labor Relations . . . . . . . . . . . . . . .  8
           Available Information . . . . . . . . . . . . . . . . . . .  9
           Executive Officers of the Company . . . . . . . . . . . . .  9
1A.   Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . 10
1B.   Unresolved Staff Comments. . . . . . . . . . . . . . . . . . . . 14
2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
3.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 15

PART II
5.    Market for Registrant's Common Equity, Related
      Stockholder Matters and Issuer Purchases of
      Equity Securities. . . . . . . . . . . . . . . . . . . . . . . . 15
6.    Selected Financial Data. . . . . . . . . . . . . . . . . . . . . 17
7.    Management's Discussion and Analysis of Financial Condition
      and Results of Operations. . . . . . . . . . . . . . . . . . . . 18
7A.   Quantitative and Qualitative Disclosures
      about Market Risk. . . . . . . . . . . . . . . . . . . . . . . . 32
8.    Financial Statements and Supplementary Data
           Consolidated Balance Sheets . . . . . . . . . . . . . . . . 33
           Consolidated Statements of Income . . . . . . . . . . . . . 35
           Consolidated Statements of Stockholders' Equity
             and Comprehensive Income. . . . . . . . . . . . . . . . . 36
           Consolidated Statements of Cash Flows . . . . . . . . . . . 38
           Notes to Consolidated Financial Statements. . . . . . . . . 40
           Report of Independent Registered Public
             Accounting Firm . . . . . . . . . . . . . . . . . . . . . 64
9.    Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure. . . . . . . . . . . . . . . 66
9A.   Controls and Procedures. . . . . . . . . . . . . . . . . . . . . 66
9B.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . 66

PART III
10.   Directors, Executive Officers and Corporate Governance . . . . . 67
11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . 67
12.   Security Ownership of Certain Beneficial Owners and
      Management and Related Stockholder Matters . . . . . . . . . . . 67
13.   Certain Relationships and Related Transactions,
      and Director Independence. . . . . . . . . . . . . . . . . . . . 67
14.   Principal Accounting Fees and Services . . . . . . . . . . . . . 67

PART IV
15.   Exhibits, Financial Statement Schedules
           Financial Statements. . . . . . . . . . . . . . . . . . . . 68
           List of Exhibits. . . . . . . . . . . . . . . . . . . . . . 68
           Signatures. . . . . . . . . . . . . . . . . . . . . . . . . 72
           Quarterly Financial Data (Unaudited). . . . . . . . . . . . 73

                                    PART I
                            (Dollars in thousands)
ITEM 1.  BUSINESS

GENERAL DESCRIPTION

      Landauer, Inc. is a Delaware corporation organized on December 22, 1987. As used herein, the "Company" or "Landauer" refers to Landauer, Inc. and its subsidiaries. The Company's shares are listed on the New York Stock Exchange under the symbol LDR. As of September 30, 2010, there were 9,452,765 shares outstanding.

      Landauer is a leading global provider of technical and analytical services to determine occupational and environmental radiation exposure and is the leading domestic provider of outsourced medical physics services. The Company operates in two primary business segments, Radiation Monitoring and Medical Physics. Radiation Monitoring has been the core business for over 50 years. The Company has provided complete radiation dosimetry services to hospitals, medical and dental offices, universities, national laboratories, nuclear facilities and other industries in which radiation poses a potential threat to employees. Landauer's services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from customers, and the analysis and reporting of exposure findings. These services are provided to approximately 1.6 million individuals globally. In addition to providing analytical services, the Company may lease or sell dosimetry detectors and reading equipment to large customers that want to manage their own dosimetry programs, or into smaller international markets in which it is not economical to establish a direct service. Medical physics services are provided through the Company's Global Physics Solutions, Inc. ("GPS") subsidiary.

      In November 2009, Landauer completed the acquisition of GPS. GPS, with primary offices in Ohio and upstate New York, has operations throughout the United States. The Company completed the acquisition of GPS as a platform to expand into the medical physics services market, serving domestic hospitals, radiation therapy centers and imaging centers. GPS is the leading nationwide service provider of clinical physics support, equipment commissioning and accreditation support and imaging equipment testing. Clinical physics support is provided by medical physicists, who are either imaging or therapeutic physicists. Imaging physicists are concerned primarily with the radiation delivered by imaging equipment, image quality and compliance with safe practices in nuclear pharmacies. In many ways imaging physicists perform a certification function. Therapeutic physicists are concerned with the safe delivery of radiation in cancer treatment. Therapeutic physicists contribute to the development of therapeutic techniques, collaborate with radiation oncologists to design treatment plans, and monitor equipment and procedures to ensure that cancer patients receive the prescribed dose of radiation to the correct location. Both specialties are aligned with critical treatment trends in the continued increased utilization of radiation for the diagnosis and treatment of disease. The ability to target treatments and reduce the impact of surgical procedures is often aided by imaging and therapeutic techniques. Additionally in June 2010, Landauer, through its GPS subsidiary, completed the acquisition of the assets of Upstate Medical Physics ("UMP"), a provider of imaging physics services in upstate New York. The Company reports the operating results of GPS in the recently formed Medical Physics reporting segment.

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

      The majority of the Radiation Monitoring revenues are realized from radiation monitoring services and other services incidental to radiation dose measurement. The Company enters into agreements with customers to provide them with radiation monitoring services, generally for a twelve-month period. Such agreements generally have a high renewal rate, resulting in customer relationships that are generally stable and recurring. As part of its services, the Company provides to its customers radiation detection badges, which are produced and owned by the Company. The badges are worn for a period selected by the customers ("wear period"), which is usually one, two, or three months in duration. At the end of the wear period, the badges are returned to the Company for analysis. The Company analyzes the badges that have been worn and provides its customers with a report indicating their radiation exposures. The Company recycles certain badge components for reuse, while also producing replacement badges on a continual basis.

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

      Landauer's operations include services for the measurement and monitoring of radon gas (referred to as "sales of radon kits"), which represent less than 5% of the Company's total revenues for fiscal 2010. The Company offers a service, targeted to corporate employee relocation programs, which provides radon monitoring and, when necessary, remediation to purchasers of personal residences. Testing requires the customer to deploy a radon detector and return the detector to the Company's laboratories for dose determination and reporting. The Company assists with remediation services on properties where radon measurements exceed a specified threshold.

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

      Landauer markets these services domestically and in Canada and by its subsidiaries in other parts of the world. The following table summarizes the Company's international affiliates and the territories each serves:

                                                            Service
Company                                   Ownership        Territory
-------                                   ---------        ---------
CONSOLIDATED SUBSIDIARIES:
  Gammadata Matteknik AB                    100%            Europe
  Landauer-Europe, Ltd.                     100%            Europe
  Landauer Persondosimetri AB               100%            Sweden
  Global Physics Solutions, Inc.            100%         United States
  SAPRA-Landauer, Ltda.                      75%         South America
  Beijing-Landauer, Ltd.                     70%             China
  ALSA Dosimetria, S. de R.L. de C.V.      56.25%       Central America
  Landauer Australasia Pty Ltd.              51%           Australia

EQUITY METHOD JOINT VENTURE:
  Nagase-Landauer, Ltd.                      50%           Japan and
                                                        Southeast Asia

      A summary of selected financial data for Landauer for the last five fiscal years is set forth in Item 6 of Part II of this Annual Report on Form 10-K. Financial information about geographic areas and segments is provided in the Notes to Consolidated Financial Statements in Item 8 of
Part II of this Annual Report on Form 10-K.

MARKETING AND SALES

      Landauer's dosimetry services are marketed in the United States and Canada primarily by full-time Company personnel located in five sales regions with support from telesales representatives. The Company's non-domestic services are marketed through its wholly owned subsidiaries operating in the United Kingdom, France and Sweden as well as its venture in Japan and its consolidated subsidiaries in Brazil, Australia, Mexico and China. Other firms and individuals market the Company's products and services on a distributorship or commission basis, generally to small customers or in geographic regions in which the Company does not have a direct presence.

      Worldwide, the Company's Radiation Monitoring segment serves approximately 67,000 customers representing approximately 1.6 million individuals annually. The customer base is diverse and fragmented with no single customer representing greater than 2% of revenue. Typically, a customer will contract on a subscription basis for one year of service in advance, representing monthly, bimonthly, quarterly, semi-annual or annual badges, readings and reports. Customer relationships in the radiation monitoring market are generally stable and recurring. Details of the Company's revenue recognition and deferred contract revenue policy are set forth in the "Critical Accounting Policies" section of Item 7 of this Annual Report on Form 10-K.

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

  . The provision of InLight passive dosimetry service to nuclear power plants, Department of Energy facilities and other industrial concerns who prefer to outsource their radiation monitoring needs.

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

      Radon gas detection kits are marketed directly by the Company primarily to institutional customers and government agencies. The HomeBuyer's Preferred(r) Radon Protection Plan service agreement is marketed directly by Landauer to companies and to their corporate relocation service providers for the benefit of purchasers of residences incident to transfers of personnel. Radon measurement services throughout Europe are marketed by the Company's subsidiary in Sweden.

      Medical physics outsourced services are marketed to hospitals and free-standing cancer centers or free-standing imaging centers primarily in the Midwest, New York and Texas. The services are marketed by two full-time business development professionals supported by GPS' senior leadership and physicists.

SEASONALITY

      The services provided by the Company to its customers are on-going and are of a subscription nature. As such, revenues are recognized in the periods in which such services are rendered, irrespective of whether invoiced in advance or in arrears. Given the subscription nature of Landauer's services, quarterly revenues are fairly consistent. During the second quarter of each fiscal year, the Company provides additional services for reporting annual radiation dose summaries that generate increased revenues. The Company's InLight product line may result in some variability in quarter-to-quarter revenue comparisons given the nature of purchase cycles associated with sales of radiation dose measurement instruments and detectors.

INTERNATIONAL ACTIVITIES

      Information regarding the Company's activities by geographic region is contained under the footnote "Geographic Information" in Item 8 of this Annual Report on Form 10-K.

PATENTS

      The Company holds exclusive worldwide licenses to patent rights for certain technologies that measure and image radiation exposure to crystalline materials when stimulated with light. These licenses were acquired by the Company from Battelle Memorial Institute ("Battelle") and Oklahoma State University ("OSU") as part of collaborative efforts to develop and commercialize a new generation of radiation dosimetry technology. The underlying patents for these licenses expire in years 2010 through 2023. The Battelle patents address specific OSL materials and basic aspects of use. The OSU patents are specific to the stimulation process, imaging and data interpretation. As of September 30, 2010, the Company is using OSL technology to provide dosimetry services to the majority of its domestic and international customers. Landauer from time to time evaluates the continued need and benefits to licensing certain patent rights and may discontinue such licenses in instances where Landauer does not believe that such licenses remain necessary.

      Additionally, the Company holds certain patents that relate to various dosimeter designs, radiation measurement materials and methods, and optical data storage techniques using aluminum oxide generated from the Company's research and development activities. These patents expire between 2017 and 2030.

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

      Medical physics outsourced services represents a large fragmented market where GPS has many small competitors. In addition, many facilities directly employ full-time physicists as an alternative from obtaining services from an outsourced provider.

RESEARCH AND DEVELOPMENT

      The Company's technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. The development of OSL dosimetry, announced in 1994, was funded by the Company in its collaborative effort with Battelle Memorial Institute and Oklahoma State University. The Company commercialized this technology beginning in 1998 and has converted most of its customers to the technology. Current research efforts seek to expand the use of OSL, particularly as it applies to radiation measurements in therapeutic and imaging radiology and nuclear medicine as well as to environmental radiation dosimetry. In addition, the Company is evaluating new badge and InLight reader configurations that have military application and is designing a badge that will support global standardization.

      The Company also participates regularly in several technical professional societies, both domestic and international, that are active in the fields of health physics and radiation detection and monitoring.

      In fiscal 2010, 2009 and 2008 the Company spent $2,285, $1,948 and $1,837, respectively, on research and development activities.

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

      Many of the Company's technology based services must comply with various national and international standards that are used by regulatory and accreditation bodies for approving such services and products. These accreditation bodies include, for example, the National Voluntary Laboratory Accreditation Program in the United States and governmental agencies, generally, in international markets. Changes in these standards and accreditation requirements can result in the Company having to incur costs to adapt its offerings and procedures. Such adaptations may introduce quality assurance issues during transition that need to be addressed to ensure timely and accurate analyses and data reporting. Additionally, changes affecting radiation protection practices, including new understandings of the hazards of radiation exposure and amended regulations, may impact how the Company's services are used by its customers and may, in some circumstances, cause the Company to alter its products and delivery of its services.

EMPLOYEES AND LABOR RELATIONS

      As of September 30, 2010, the Company employed approximately 540 full-time employees worldwide, of which approximately 90 employees were in the Company's Medical Physics segment. The Company believes that it generally maintains good relations with employees at all locations.

AVAILABLE INFORMATION

      Landauer's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 may be accessed free of charge through Landauer's website as soon as reasonably practicable after Landauer has electronically filed such material with, or furnished it to, the Securities and Exchange Commission. The address of Landauer's website is http://www.landauer inc.com. A copy of any of these reports is available free of charge upon the written request of any shareholder. Requests should be submitted to the following address: Landauer, Inc., Attention: Corporate Secretary,
2 Science Road, Glenwood, Illinois 60425.

      Pursuant to Section 303A.12(a), Landauer, Inc. has complied with the New York Stock Exchange requirement to provide an annual CEO certification no later than 30 days following the Company's annual meeting.


EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers of the Company are as follows:

NAME OF OFFICER           AGE          POSITION
---------------           ---          --------

William E. Saxelby        54           President and
                                       Chief Executive Officer

Jonathon M. Singer        46           Senior Vice President,
                                       Treasurer, Secretary, and
                                       Chief Financial Officer

R. Craig Yoder            58           Senior Vice President-
                                       Marketing and Technology

Richard E. Bailey         64           President and
                                       Chief Executive Officer -
                                       Global Physics Solutions, Inc.,
                                       and Senior Vice President-
                                       Operations

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

      Dr. Yoder was elected to his position in February 2001, after serving as the Company's Vice President of Operations since 1994 and Technology Manager since joining the Company in 1983. Prior to joining the Company, he was a member of the senior technical staff at Pennsylvania Power and Light, and at Battelle Pacific Northwest Laboratory.

      Mr. Bailey became President and Chief Executive Officer of GPS in June 2010. He was elected to his position as Senior Vice President - Operations in May 2006. Prior to joining the Company, he was President and Chief Operating Officer of Dean Foods Company and held senior executive positions with Philip Morris Company, Kraft Foods, Inc., and Total Logistic Control.

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

UNFORESEEN PROBLEMS WITH THE IMPLEMENTATION AND MAINTENANCE OF OUR EQUIPMENT AND INFORMATION SYSTEMS COULD INTERFERE WITH OUR OPERATIONS.

      In the normal course of its business, Landauer must record and process significant amounts of data quickly and accurately and relies on various computer and telecommunications equipment and information technology systems. Any failure of such equipment or systems could adversely affect the Company's operations.

      As part of the Company's initiative to re-engineer business processes and replace components of its information technology systems, the Company is implementing new enterprise resource planning software and other applications to manage certain of its business operations. The Company has and likely will continue to incur substantial costs associated with the implementation and additional costs associated with maintenance of the new systems. As the new applications are implemented and functionality added, unforeseen problems could arise. Such problems could adversely impact the Company's operations, including the ability to perform the following in a timely manner: customer quotes, customer orders, product shipment, customer services and support, order billing and tracking, contractual obligations fulfillment and other related operations. In addition, the Company has engaged third-party consultants for the development and implementation of the new systems. If the consultants fail to perform on their obligations, development and implementation of the project could be further delayed. If the new systems do not perform as originally planned, the Company's results of operations and cash flows could be adversely affected.

WE RELY ON A SINGLE FACILITY WITH A CENTRALIZED INFORMATION SYSTEMS INFRASTRUCTURE FOR THE PRIMARY MANUFACTURING AND PROCESSING OF OUR DOSIMETRY PRODUCTS AND SERVICES.

      Landauer conducts its primary dosimetry manufacturing and laboratory processing operations and performs significant functions for some of its international operations from a single facility in Glenwood, Illinois with a centralized information systems infrastructure. If the Company were to lose availability of its primary facility or computer systems due to fire, natural disaster or other disruptions, the Company's operations could be significantly impaired. Despite the Company's disaster recovery preparedness efforts, there can be no assurance that such plan could ensure the Company's ability to rapidly respond to such disaster. Although the Company maintains business interruption insurance, there can be no assurance that the proceeds of such insurance would be sufficient to offset any loss the Company might incur or that the Company would be able to retain its customer base if operations were so disrupted.

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

      Landauer's radiation monitoring business is a mature business and the number of workers being monitored for radiation exposure has not grown in recent years. Additionally, economic pressures can adversely affect the value of occupational monitoring perceived by customers or increase pricing pressures. The Company believes that the development and introduction of new technologies and products will be essential to help counter these pressures. The Company regularly pursues product improvements to maintain its technical position. The development and introduction of new technologies, the adaptability of OSL to new platforms and new formats, the usefulness of older technologies as well as the introduction of new technologies by the competition present various risks to the Company's business. The failure or lack of market acceptance of a new technology or the inability to respond to market requirements for new technology could adversely affect the Company's operations or reputation with customers. The cancellation of technology projects or the cessation of use of an existing technology can result in write-downs and charges to the Company's earnings.

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

      Landauer conducts business in numerous international markets such as Australia, Brazil, Canada, China, France, Japan, Mexico, Sweden and the United Kingdom. Foreign operations are subject to a number of special risks, including, among others, currency exchange rate fluctuations; disruption in relations; political and economic unrest; trade barriers; exchange controls; expropriation; and changes in laws and policies, including those governing foreign owned operations.

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

      Many of the Company's technology-based services must comply with various domestic and international standards that are used by regulatory and accreditation bodies for approving such services and products. The failure of the Company to obtain accreditation for its products and services may adversely affect the Company's business, require the Company to alter its products or procedures or adversely affect the market perception of the effectiveness of its products and services. Changes in these standards and accreditation requirements may also result in the Company having to incur substantial costs to adapt its offerings and procedures to maintain accreditations and approvals. Such adaptations may introduce quality assurance issues during transition that need to be addressed to ensure timely and accurate analyses and data reporting. Additionally, changes affecting radiation protection practices, including new understandings of the hazards of radiation exposure and amended regulations, may impact how the Company's services are used by its customers and may, in some circumstances, cause the Company to alter its products and delivery of its services.

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

SEVERAL OF OUR CURRENT AND POTENTIAL COMPETITORS HAVE SIGNIFICANTLY GREATER RESOURCES AND INCREASED COMPETITION COULD IMPAIR SALES OF OUR PRODUCTS.

      The Company competes on the basis of advanced technologies, competent execution of these technologies, the quality, reliability and price of its services and its prompt and responsive performance. In much of the world, radiation monitoring activities are conducted by a combination of private entities and governmental agencies. The Company's primary competitor in the United States, Global Dosimetry Solutions, a division of Mirion Technologies, is large, has substantial resources, and has been particularly active in recent years in soliciting business from the Company's customers. The Company also faces competitive pressures from a number of smaller competitors.

IF WE EXPERIENCE DECREASING PRICES FOR OUR GOODS AND SERVICES AND WE ARE UNABLE TO REDUCE OUR EXPENSES, OUR RESULTS OF OPERATIONS COULD SUFFER.

      The Company may experience decreasing prices for the goods and services it offers due to customer consolidation, increased influence of hospital group purchasing organizations, and pricing pressure experienced by its customers from managed care organizations and other third-party payers. Decreasing prices may also be due to increased market power of its customers as the medical industry consolidates and increased competition among dosimetry and physics services providers. If the prices for its goods and services decrease and it is unable to reduce its expenses, the Company's results of operations could be adversely affected.

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

      The GPS business involves the delivery of professional services and is highly labor-intensive. Its success depends largely on its general ability to attract, develop, motivate and retain highly skilled licensed medical physicists ("physicists"). Further, the Company must successfully maintain the right mix of physicists with relevant experience and skill sets as the Company continues to grow, as it expands into new service offerings, and as the market evolves. The loss of a significant number of its physicists, the inability to attract, hire, develop, train and retain additional skilled personnel, or not maintaining the right mix of professionals could have a serious negative effect on the Company, including its ability to manage, staff and successfully complete its existing engagements and obtain new engagements. Qualified physicists are in great demand, and the Company faces significant competition for both senior and junior physicists with the requisite credentials and experience. The Company's principal competition for talent comes from other outsourced medical physicist firms, hospitals and free-standing radiation therapy centers. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than those of the Company. Therefore, the Company may not be successful in attracting and retaining the skilled physicists it requires to conduct and expand its operations successfully. Increasing competition for these revenue-generating medical physicists may also significantly increase the Company's labor costs, which could negatively affect its margins and results of operations.

THE CURRENT UNITED STATES AND STATE HEALTH REFORM LEGISLATIVE INITIATIVES COULD ADVERSELY AFFECT OUR OPERATIONS AND BUSINESS CONDITION.

      In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that might affect our business. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. This legislation includes reforms and reductions that could affect Medicare reimbursements and health insurance coverage for certain services and treatments. Some states also have pending health reform legislative initiatives. Changes in reimbursements and coverages could adversely affect hospitals and medical services providers, which could result in reduced demand for certain services offered by the Company, including services offered by its recently acquired GPS subsidiary. The Company will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law.

WE COULD BE SUBJECT TO PROFESSIONAL LIABILITY LAWSUITS, SOME OF WHICH WE MAY NOT BE FULLY INSURED AGAINST OR RESERVED FOR, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      In recent years, physicians, hospitals and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing, and vicarious liability for acts of their employees or independent contractors. In addition, the level and effect of radiation being administered by certain radiation equipment is also attracting increased scrutiny and giving rise to patient safety claims. Many of these lawsuits involve large claims and substantial defense costs. The Company's GPS business increases its presence in the healthcare industry. As the Company increases its focus on the healthcare industry, it could be exposed to litigation or subject to fines, penalties or suspension of services relating to the compliance with regulatory requirements.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

      None.

ITEM 2.  PROPERTIES

      Landauer owns three adjacent buildings totaling approximately 65,000 square feet in Glenwood, Illinois, about 30 miles south of Chicago, and leases a local warehouse. The properties house the Company's administrative offices, information technology resources, and laboratory, assembly and reading operations. The properties and equipment of the Company are in good condition and, in the opinion of management, are suitable and adequate for the Company's operations. For its Radiation Monitoring operations, the Company leases a crystal growth facility in Stillwater, Oklahoma and maintains a laboratory in Japan, through its joint venture with Nagase-Landauer, Ltd., in addition to laboratories in Australia, Brazil, China, France, Mexico and Sweden, as well as a sales office in England. The Company leases offices in Ohio, New York, Indiana, Michigan and Texas for its Medical Physics operations.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of September 30, 2010, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.



                                    PART II
                 (Dollars in thousands, except per share data)


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's common stock is traded on the New York Stock Exchange under the trading symbol LDR. A summary of high and low market prices of the Company's common stock for the last two fiscal years is set forth in the table in the "Quarterly Financial Data (Unaudited)" section of this Annual Report on Form 10-K. As of November 30, 2010, there were 301 shareholders of record. There were no sales of unregistered securities of the Company and no repurchases of equity securities of the Company during fiscal 2010 by the Company.

      On November 26, 2010, the Company declared an increase of the regular quarterly cash dividend by 2.3% to $0.55 per share for the first quarter of fiscal 2011. This increase represents an annual rate of $2.20 per share compared with $2.15 paid in fiscal 2010. A summary of cash dividends paid for the last two fiscal years is set forth in the table in the "Quarterly Financial Data (Unaudited)" section of this Annual Report on Form 10-K.

      Information pursuant to this Item relating to securities authorized for issuance under equity compensation plans, contained under the heading "Equity Compensation Plan Information" in the Proxy Statement, is incorporated herein by reference.

PERFORMANCE GRAPH

      Landauer's common stock was added to the S&P SmallCap 600 Index on September 16, 2008. The S&P SmallCap 600 Index consists of stocks of U.S. companies with market capitalizations between $250 million and $1.2 billion. New stocks are not only based on size, but also financial viability, liquidity, adequate public float and other trading requirements.

      The following graph reflects a comparison of the cumulative total return (change in stock price plus reinvested dividends) assuming $100 invested in: (a) Landauer's common stock, (b) the Standard & Poor's ("S&P") SmallCap 600 Index and (c) the S&P 600 industry index represented by a group of health care services companies during the period from September 30, 2005 through September 30, 2010. The comparisons in the following table are historical and are not intended to forecast or be indicative of possible future performance of Landauer's common stock.


[ LINE CHART INDICATING THE FOLLOWING ]

                                     Value of Investment at September 30,
                                    ---------------------------------------
(Dollars)                           2005   2006   2007   2008   2009   2010
---------                           ----   ----   ----   ----   ----   ----

Landauer, Inc. . . . . . . . . .    $100   $108   $112   $166   $130   $154
S&P SmallCap 600 Index . . . . .     100    107    123    106     95    108
S&P Health Care Services . . . .     100     94    121     92     91     93

ITEM 6.  SELECTED FINANCIAL DATA

                       FIVE YEAR SELECTED FINANCIAL DATA
                        LANDAUER, INC. AND SUBSIDIARIES
                       FOR THE YEARS ENDED SEPTEMBER 30,

(Dollars in Thousands,
Except per Share)            2006(1)   2007(2)   2008(3)   2009(4)  2010(5,6)
----------------------      --------  --------  --------  --------  ---------

Operating results
    Net revenues . . . . .  $ 79,043  $ 83,716  $ 89,954  $ 93,827   $114,367
    Operating income . . .    29,505    28,603    34,075    32,518     34,637
    Net income . . . . . .    19,046    19,316    22,983    23,366     23,674
    Diluted net income
      per share. . . . . .  $   2.09  $   2.10  $   2.46  $   2.49   $   2.52
Cash dividends
  per share. . . . . . . .  $   1.80  $   1.90  $   2.00  $   2.10   $   2.15
Total assets . . . . . . .  $ 90,674  $ 97,340  $118,690  $125,205   $150,696
Short-term debt. . . . . .  $  1,649  $      -  $      -  $      -   $ 12,504

(1) Fiscal 2006 includes reorganization charges and management transition charges of $1,650, reducing net income by $994 (after income tax benefit of $656) or $0.11 per diluted share.

(2) Fiscal 2007 includes accelerated depreciation and impairment charges of $2,875, reducing net income by $1,725 (after income tax benefit of $1,150) or $0.19 per diluted share.

(3) Fiscal 2008 includes accelerated depreciation charges of $376, reducing net income by $225 (after income tax benefit of $151) or $0.02 per diluted share.

(4) Fiscal 2009 includes pension curtailment and transition costs of $2,236, reducing net income by $1,478 (after income tax benefit of $758) or $0.16 per diluted share, and reorganization charges of $416, reducing net income by $275 (after income tax benefit of $141) or $0.03 per diluted share.

(5) Fiscal 2010 includes acquisition and reorganization costs in connection with the Company's acquisitions during the first and third fiscal quarters of $2,028, reducing net income by $1,607 (after income tax benefit of $421) or $0.17 per diluted share.

(6) In connection with its fiscal 2010 first quarter acquisitions, the Company borrowed $18,000 under its credit agreement. As of September 30, 2010, the Company had reduced the $18,000 borrowed during the first quarter of fiscal 2010 by $5,496.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Landauer is a leading global provider of technical and analytical services to determine occupational and environmental radiation exposure and is the leading domestic provider of outsourced medical physics services. For over 50 years, the Company has provided complete radiation dosimetry services to hospitals, medical and dental offices, universities, national laboratories, nuclear facilities and other industries in which radiation poses a potential threat to employees. Landauer's services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from customers, and the analysis and reporting of exposure findings. These services are provided to approximately 1.6 million individuals globally. In addition to providing analytical services, the Company may lease or sell dosimetry detectors and reading equipment to large customers that want to manage their own dosimetry programs, or into smaller international markets in which it is not economical to establish a direct service. Through its Global Physics Solutions, Inc. ("GPS") subsidiary, which was acquired in November 2009, the Company provides therapeutic and imaging physics services to the medical physics community.

      Landauer's radiation monitoring business is a mature business and growth in numbers of customers is modest. In recent years, the Company's strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has been developing new platforms and formats for its OSL technology, such as InLight(r), to gain access to markets where the Company previously did not have a significant presence, such as smaller in-house and commercial laboratories, nuclear power facilities, tactical military monitoring and hospitals to support monitoring of patient exposure to radiation. Revenue growth in recent years has occurred as a result of entry into new markets through joint ventures and acquisitions, modest unit growth, sale of InLight equipment and badges, and new ancillary services and products. The Company believes pricing in the domestic market has become more competitive and opportunities to obtain regular price increases from its customers may be more limited in the future. The continued economic downturn and uncertain impact of healthcare reform has resulted in increased pricing pressure with the Company's healthcare customer base, which is expected to continue into the future.

      On November 9, 2009, the Company completed the acquisition of GPS. GPS, with primary offices in Ohio and upstate New York, has operations throughout the Midwest and Texas. GPS is the leading nationwide provider of medical physics services to hospitals and radiation therapy centers. Medical physics services is a large fragmented market. Market growth is expected to be driven by: the utilization of radiation in the provision of healthcare; trends towards outsourcing of services in healthcare settings; and a tightening domestic supply of qualified medical physicists. The Company reports these operating results in the recently formed Medical Physics reporting segment. Also, in November 2009, Landauer completed the acquisition of Gammadata Matteknik AB ("GDM"), a Swedish provider of radon measurement services. GDM is based near Stockholm, Sweden and provides measurement services throughout the Scandinavian region and Europe. In October 2009, Landauer acquired a dosimetry service in Sweden, now called Landauer Persondosimetri AB ("PDM"). The acquisitions of GDM and PDM are reported in the Radiation Monitoring reporting segment. In June 2010, Landauer completed the acquisition of the assets of Upstate Medical Physics, a provider of imaging physics services in upstate New York. This acquisition is reported in the Medical Physics reporting segment.

RESULTS OF OPERATIONS

      In connection with the acquisition of GPS, during the first quarter of fiscal 2010, the Company began to operate in two reportable segments, Radiation Monitoring and Medical Physics. Historically the Company operated in the Radiation Monitoring segment exclusively. The Company evaluates performance of the individual segments based upon, among other metrics, segment operating earnings or loss. Segment operating income or loss is segment revenue less segment cost of sales and segment selling, general and administrative expenses. Given the recent addition of the Medical Physics segment, the Company currently does not perform allocations between the segments. Corporate expenses for shared functions, including corporate management, corporate finance and human resources, are recognized in the Radiation Monitoring segment where they have historically been reported. The Company anticipates that, as it progresses along the integration of transaction processing, human resources and benefits administration and business development activities, among other areas, the degree of expense allocation between the segments may change. Additional information on the Company's reportable segments is contained under the footnote "Segment Information" in Item 8 of this Annual Report on Form 10-K.

      Current year segment performance is discussed with the consolidated results of operations due to the lack of comparability for the new Medical Physics segment.

FISCAL 2010 COMPARED TO FISCAL 2009

      Revenues for fiscal 2010 were $114.4 million, an increase of $20.5 million, or 21.9% compared with revenues of $93.8 million for fiscal 2009. The increase in revenue was driven by the contribution from the Medical Physics segment of $14.0 million and growth in the Radiation Monitoring segment of $6.5 million. Within Radiation Monitoring, domestic revenue increased $0.3 million, with growth in InLight equipment revenue of $1.2 million offset by reduced demand of $0.5 million in the Homebuyer's radon monitoring business due to the weakness in the housing market and declines of $0.5 million in occupational monitoring services driven by the impact of the economy. International revenue growth was $6.2 million, or 25.8%, driven by the contributions from GDM and PDM of $4.3 million, organic growth in most regions of $1.1 million, and the impact of the strengthening of most foreign currencies against the dollar of $0.8 million.

      The domestic InLight equipment revenue included sales to the Canadian government agency responsible for occupational monitoring and radiation emergency preparedness for the citizens of Canada. In March 2009, the Company executed a multi-year contract valued at approximately $8.0 million, which represents an estimate of purchases over the contract term, with commitments to be established annually, subject to annual funding by the Canadian government. During fiscal 2010, the Company recognized revenue of $3.1 million under the agreement, compared with $2.7 million during fiscal 2009.

      Radiation Monitoring revenue included sales of $2.5 million and $2.2 million in fiscal 2010 and 2009, respectively, to Nagase-Landauer, Ltd., the Company's unconsolidated joint venture in Japan, of badges and services to support its fiscal 2010 transition of the Japanese service market from the Luxel badge to a next generation badge based upon the InLight platform. With the completion of the transition in the third fiscal quarter of 2010, the venture will no longer be purchasing service badges. The reduction of historical Luxel badge revenue of approximately $1.8 million will be partially offset by a royalty arrangement of approximately $0.9 million annually.

      Total cost of sales for fiscal 2010 was $44.5 million, an increase of $13.7 million, or 44.6%, compared with cost of sales of $30.8 million for fiscal 2009. The addition of the Medical Physics segment contributed $10.6 million of the increase in cost of sales. Radiation Monitoring contributed $3.1 million of the increase in cost of sales primarily due to the addition of GDM and PDM. Gross margins for fiscal 2010 were 61.1% of revenues, compared with 67.2% in fiscal 2009. The decline in gross margin rate is primarily a result of revenue mix due to the increased contribution of lower margin Medical Physics revenue, which had a gross margin of 24.3%.

      Selling, general and administrative expenses for fiscal 2010 were $33.2 million, an increase of $5.3 million or 19.1%, compared with selling, general and administrative expenses of $27.9 million for fiscal 2009. The increase in selling, general and administrative costs was driven by the addition of the Medical Physics segment of $4.3 million, and $1.0 million increase in the Radiation Monitoring segment. The primary factors contributing to the increase in selling, general and administrative expense for the Radiation Monitoring segment include: $1.6 million increase in international spending due to the contribution of acquired companies, GDM and PDM, and the impact of the strengthening of most foreign currencies against the dollar, and $0.2 million of increased expense spending to replace the Company's information technology systems that support customer relationship management and the order-to-cash cycle, offset by reduced incentive compensation.

      In conjunction with the acquisitions completed during fiscal 2010, the Company incurred $2.0 million ($1.6 million, after-tax) of acquisition related transaction and reorganization costs. The transaction costs of approximately $1.5 million were primarily for professional fees with accounting, financial, legal and tax advisors to support the due diligence, transaction structure and accounting for the acquisitions. In addition, the charges included $0.5 million in reorganization costs for severance to support changes in selected roles within the GPS organization.

      On February 5, 2009, the Board of Directors approved changes to the Company's retirement benefit plans to transition from a defined benefit philosophy for retirement benefits to a defined contribution approach. The Company anticipates that the redesign of its retirement plans will result in future cost savings while offering market based retirement benefits to its employees. As a result of the changes, the Company recognized $2.2 million ($1.5 million after-tax) of non-recurring pension curtailment and transition costs during fiscal 2009. Further details are contained under the footnote "Net Defined Benefit Plan Curtailment Loss and Transition Costs" in Item 8 of this Annual Report on Form 10-K. In addition, the Company initiated a management reorganization plan to strengthen selected roles within the organization. As a result, the Company recognized $0.4 million ($0.3 million after-tax) of non-recurring reorganization charges during fiscal 2009.

      Operating income for fiscal 2010 was $34.6 million, an increase of $2.1 million, or 6.5%, compared with operating income of $32.5 million for fiscal 2009. For fiscal 2010, the Medical Physics segment had an operating loss of $0.9 million, and the Radiation Monitoring segment had operating income of $35.5 million.

      Net other income, including equity in income of joint venture, for fiscal 2010 was $1.4 million, a decrease of $0.8 million, or 36.5%, compared with net other income of $2.2 million for fiscal 2009. The decrease in net other income was due to increased interest expense on outstanding borrowings to support the acquisitions completed during the fiscal year and a decline in recognized foreign currency gains.

      The effective tax rate was 33.0% and 31.9% in fiscal 2010 and 2009, respectively. The fiscal 2010 effective tax rate increased primarily due to the nondeductibility of certain acquisition costs and the elimination of certain tax credits realized in fiscal 2009.

      Net income for the 2010 fiscal year was $23.7 million, an increase of 1.3%, compared with net income of $23.4 million for fiscal 2009, with resulting diluted earnings per share for the current fiscal year of $2.52, compared with $2.49 reported for fiscal 2009.

      Adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 2010 were $44.4 million, a 5% increase compared with $42.3 million reported for fiscal 2009. A reconciliation of net income to adjusted EBITDA is included below.

FISCAL 2009 COMPARED TO FISCAL 2008

      Revenues for fiscal 2009 were $93.8 million, an increase of 4.3% compared with revenues of $90.0 million for fiscal 2008. Domestic revenue growth for fiscal 2009 was $3.0 million, or 4.5%, attributable primarily to gains in the core Radiation Monitoring business driven by increased pricing for certain services and increases in domestic InLight equipment revenue. International revenue increased $0.9 million, or 3.7%, as a result of growth in volume in most regions, InLight equipment revenue, and the sale of InLight badges to Nagase-Landauer, Ltd. to support its fiscal 2010 transition of the Japanese service market from the Luxel badge to a next generation badge based upon the InLight platform. The impact of the strengthening of the dollar against most foreign currencies reduced revenue by approximately $2.7 million.

      As disclosed above, the domestic InLight equipment sales increase was driven primarily by sales to the Canadian government agency responsible for occupational monitoring and radiation emergency preparedness for the citizens of Canada. During fiscal 2009, the Company recognized revenue of approximately $2.7 million from this customer, compared with approximately $0.8 million in fiscal 2008. The Company recorded deferred revenue of $0.5 million under the contract as of September 30, 2009.

      Total cost of sales for fiscal 2009 was $30.8 million, an increase of $1.9 million, or 6.4%, compared with cost of sales of $28.9 million for fiscal 2008, due to increased cost of materials to support growth in InLight product sales. Gross margins for fiscal 2009 were 67.2% of revenues, compared with 67.9% in fiscal 2008.

      Selling, general and administrative expenses for fiscal 2009 were $27.9 million, an increase of $1.3 million or 4.9%, compared with selling, general and administrative expenses of $26.6 million for fiscal 2008. Factors contributing to the increase included: $0.5 million for increased incentive compensation costs and higher salary and benefits related to staff additions; $0.3 million of increased professional fees related primarily to international patent and trademark activities; and $0.1 million of increased expense spending to replace the Company's information technology systems that support customer relationship management and the order-to-cash cycle.

      As a result of changes to the Company's retirement benefit plans, previously disclosed herein, the Company recognized $2.2 million ($1.5 million after-tax) of non-recurring pension curtailment and transition costs during the second fiscal quarter of 2009. Also as disclosed above, the Company initiated a management reorganization plan to strengthen selected roles within the organization. As a result, the Company recognized $0.4 million ($0.3 million after-tax) of non-recurring reorganization charges during fiscal 2009.

      Operating income for fiscal 2009 was $32.5 million, a decrease of $1.6 million, or 4.6%, compared with operating income of $34.1 million for fiscal 2008. Fiscal 2009 operating income was impacted negatively by $2.7 million due to the effect of the pension curtailment and transition costs and the reorganization charges.

      Net other income, including equity in income of joint venture, for fiscal 2009 was $2.2 million, a decrease of $0.2 million, or 6.7%, compared with net other income of $2.4 million for fiscal 2008. The decrease in net other income was due to lower interest and investment income as a result of declines in market rates, substantially offset by increased Nagase-Landauer, Ltd. equity earnings, favorably impacted by foreign exchange, during fiscal 2009.

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

      Net income for the 2009 fiscal year was $23.4 million, an increase of 1.7%, compared with net income of $23.0 million for fiscal 2008, with resulting diluted earnings per share for the current year of $2.49, compared with $2.46 reported a year ago. The fiscal 2009 net income increase was minimized by the effect of the pension curtailment and transition costs and the reorganization charges, in the amount of $1.8 million, or $0.19 per diluted share.

FOURTH QUARTER RESULTS OF OPERATIONS

      Revenues for the fourth fiscal quarter of 2010 were $29.1 million, an increase of $6.1 million, or 26.6%, compared with $23.0 million in the fourth fiscal quarter of 2009. The increase in revenue was driven by the contribution from the Medical Physics segment of $4.5 million and growth in the Radiation Monitoring segment of $1.6 million. Within Radiation Monitoring, domestic revenue increased $0.6 million, or 3.5%, driven primarily by InLight product growth. International revenue growth was $1.0 million, or 16.3%, driven by the contributions from GDM and PDM of $0.6 million and organic growth in most regions, offset by the impact of the weakening of most foreign currencies against the dollar.

      Cost of sales for the fourth quarter of fiscal 2010 was $12.3 million, compared to $7.4 million for the fourth quarter of fiscal 2009. The addition of the Medical Physics segment contributed $3.4 million of the increase in cost of sales. Gross margins for the fourth quarter of fiscal 2010 were 57.6% of revenues, compared with 67.9% in fiscal 2009. The decline in gross margin rate is primarily a result of revenue mix due to the increased contribution of lower margin Medical Physics revenue, which had a gross margin of 24.4% in the quarter. Selling, general and administrative expenses for the fourth quarter of fiscal 2010 were $8.9 million, an increase of $0.8 million, or 10.2%, compared with expense of $8.1 million for the fourth quarter of fiscal 2009. The increase in selling, general and administrative costs was driven by the addition of the Medical Physics segment of $1.4 million, offset partially by a decline of $0.6 million in the Radiation Monitoring segment. The Company incurred $0.3 million of acquisition and related costs during the fourth fiscal quarter of 2010 for severance to support changes in selected roles within the GPS organization.

      Operating income for the fourth fiscal quarter of 2010 was $7.5 million, a decrease of $0.1 million compared with $7.6 million in the fourth fiscal quarter of 2009. For the fiscal 2010 fourth quarter, the Medical Physics segment had an operating loss of $0.3 million and the Radiation Monitoring segment had operating income of $7.8 million. Net other income for the fourth quarter decreased by $0.2 million to $0.3 million in fiscal 2010 reflecting primarily increased interest expense on outstanding borrowings. The effective tax rate was 39.7% and 33.8%, in the fiscal fourth quarter of 2010 and 2009, respectively. The fiscal 2010 fourth quarter effective tax rate increased primarily due to the elimination of certain tax credits realized in fiscal 2009.

      Net income for the fiscal fourth quarter of 2010 was $4.6 million, compared with net income of $5.3 million for fourth quarter fiscal 2009, with resulting diluted earnings per share for the 2010 quarter of $0.48 compared with $0.56 reported in the fiscal fourth quarter of 2009.

OUTLOOK FOR FISCAL 2011

      Landauer's current business plan for fiscal 2011 anticipates consolidated net revenue for the year to be in the range of $120 to $126 million, including $4 to $8 million in sales to the U.S military and first responder markets. Military and first responder market sales are dependent on military and other governmental appropriations and approvals which have yet to be obtained. The business plan anticipates spending of $10 to $12 million, with $2 to $3 million of expense spending to support the successful completion of the Company's systems initiative and the related post implementation support. Based upon the above assumptions, the Company anticipates reported net income for fiscal 2011 in the range of $24 to $26 million.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash decreased $28.8 million during fiscal 2010 to end the year with $7.7 million in cash on hand.

      Cash flows provided by operating activities for fiscal 2010 were $26.3 million, a decrease of $3.9 million, or 13.0%, from fiscal 2009. The decline in operating cash flow was driven primarily by the use of cash for the increase in prepaid taxes and the decline in deferred contracts offset by the reduction in funding in long-term pension and postretirement obligations in fiscal 2010.

      Investing activities included $32.0 million in fiscal 2010 for the Company's acquisitions, as described under the footnote "Business Combinations" in Item 8 of this Annual Report on Form 10-K. In addition, the Company had acquisitions of property, plant and equipment in the amounts of $16.0 million, $9.1 million and $7.5 million in fiscal 2010, 2009 and 2008, respectively.

      During the 2007 fiscal year, the Company initiated a project to replace its information technology systems. The project has extended beyond its initial timeline and planned costs due to increased customization of the software to capture the unique business requirements of the Company. The total project cost is estimated currently to be approximately $40.0 to $44.0 million and the first phase was implemented in the first quarter of fiscal 2011. Included in the acquisitions of property, plant and equipment were costs of $11.0 million, $5.9 million and $5.7 million in fiscal 2010, 2009 and 2008, respectively, for the Company's systems initiative. Total capital expenditures for fiscal 2011 are expected to be approximately $10.0 million to $12.0 million principally for the project to replace the Company's information systems. The Company anticipates that funds for these capital improvements will be provided from operations.

      The Company's financing activities are comprised of credit facility activities and payments of cash dividends to shareholders and minority partners, offset partially by proceeds from the exercise of stock options. During fiscal 2010, 2009 and 2008, the Company paid cash dividends of $20.1 million, $19.4 million and $18.3 million, respectively, and such amounts have been provided from operations.

      In connection with its fiscal 2010 first quarter acquisitions, the Company borrowed $18.0 million under its credit agreement. As described under the footnote, "Credit Facility" in Item 8 of this Annual Report on Form 10-K, the Company amended its credit agreement in June 2009, which originally had an expiration date of October 31, 2009 and permitted borrowings up to $15.0 million. The amendment, among other changes to the original terms, extended the maturity date to June 16, 2011 and increased the aggregate amount of funds available to $30.0 million subject, with respect to amounts borrowed in excess of $20.0 million, to certain criteria outlined in the credit agreement. In February 2010, the Company executed a second amendment to its loan agreement. The second amendment, among other changes to the original terms, extended the maturity date to February 12, 2012, added Global Physics Solutions, Inc. as a borrower, added a prepayment penalty equal to 1.0% should the Company voluntarily terminate the facility prior to February 12, 2011, and modified the interest rate on outstanding amounts from either LIBOR plus 2.9% or the bank's prime rate plus 0.47% to either LIBOR plus 2.1% or the bank's prime rate minus 0.28%. Effective October 31, 2010, the Company executed a third amendment to its loan agreement. The third amendment, among other changes, increased the aggregate amount of funds available to the Company to $50.0 million; subject, with respect to amounts borrowed in excess of $25.0 million to a borrowing base test, extended the maturity date to October 31, 2013, modified the manner in which the interest rate on outstanding amounts would be determined, and extended the applicable date of the prepayment penalty such that the penalty would be due if the Company should voluntarily terminate the facility prior to October 31, 2011.

      The Company must maintain a fixed charge coverage ratio, as calculated pursuant to the terms of the first amendment to the credit agreement, as of the end of each calendar quarter of not less than 1.35 to 1.00, and a funded debt to EBITDA ratio less than or equal to 1.5 to 1.00. As of September 30, 2010, the fixed charge coverage ratio was approximately 13.9, and the Company was in compliance with the covenants contained in the credit agreement. The debt is classified as current as the agreement contains a subjective acceleration clause as well as a Company elected arrangement which provides for automatic draws or pay downs on the credit facility on a daily basis after taking into account operating cash needs. Based on current business plans and projected operating cash flows, the Company anticipates continued usage of the revolving facility beyond the next twelve months. As of September 30, 2010, the Company had reduced the $18.0 million borrowed during the first quarter of fiscal 2010 by $5.5 million.

      Cash paid for interest was $0.4 million in fiscal 2010. Cash paid for income taxes was $8.7 million, $7.5 million and $10.2 million in fiscal 2010, 2009 and 2008, respectively.

      In the opinion of management, cash flows from operations and the Company's borrowing capacity under its line of credit are adequate for projected operations and capital spending programs, as well as the continuation of the regular cash dividend program. From time to time, the Company may have the opportunity to make investments for acquisitions or other purposes, and borrowings can be made under the current credit facility to fund such investments.

      Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments, reflected on the balance sheets as "Deferred Contract Revenue", amounted to $14.3 million and $15.6 million, respectively, as of September 30, 2010 and 2009. While these amounts represent approximately 28.9% and 42.4% of current liabilities, respectively, as of September 30, 2010 and 2009, such amounts generally do not represent a future cash obligation. Customers are invoiced primarily in accordance with the Company's standard terms, with payment due thirty days from date of invoice.

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

USE OF NON-GAAP FINANCIAL MEASURES

      In evaluating the Company's financial performance and outlook, management uses adjusted EBITDA. Adjusted earnings before interest, taxes, depreciation and amortization is a non-GAAP measure. Management believes that such measure supplements evaluations using operating income, net income, and diluted earnings per share and other GAAP measures, and is a useful indicator for investors. This indicator can help readers gain a meaningful understanding of our core operating results and future prospects without the effect of non-cash or other one-time items and the Company's ability to generate cash flows from operations that are available for taxes, capital expenditures, and debt repayment. Investors should recognize that these non-GAAP measures might not be comparable to similarly titled measures of other companies. These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows or liquidity prepared in accordance with accounting principles generally accepted in the United States.

      The following table reconciles net income to adjusted EBITDA:

(Dollars in Thousands)                          2010      2009      2008
----------------------                        --------  --------  --------
Net income attributed to Landauer, Inc.. . .  $ 23,674  $ 23,366  $ 22,983
Add back:
    Interest and other expense (income). . .       105      (624)   (1,005)
    Income taxes . . . . . . . . . . . . . .    11,893    11,071    13,118
    Depreciation and amortization. . . . . .     6,681     5,845     6,377
                                              --------  --------  --------
Earnings before interest, taxes,
  depreciation and amortization. . . . . . .    42,353    39,658    41,473

Adjustments:
    Net defined benefit plan curtailment
      loss and transition costs. . . . . . .         -     2,236         -
    Impairment and accelerated
      depreciation charges . . . . . . . . .         -         -       376
    Acquisition and reorganization costs . .     2,028       416         -
                                              --------  --------  --------
Adjusted earnings before interest, taxes,
  depreciation and amortization. . . . . . .  $ 44,381  $ 42,310  $ 41,849
                                              ========  ========  ========

CONTRACTUAL OBLIGATIONS

      As of September 30, 2010, the expected resources required for scheduled payment of contractual obligations were as follows:

                                    Scheduled payments by fiscal year
                               -------------------------------------------
                                                                    There-
(Dollars in Thousands)          Total     2011   2012-13  2014-15   after
----------------------         -------  -------  -------  -------  -------
Capital leases . . . . . . .   $   324  $    89  $   178  $    57  $     -
Operating leases . . . . . .     3,558      682    1,285      556    1,035
Purchase obligations (1) . .    19,544   18,634      893       17        -
Dividends (2). . . . . . . .     5,143    5,143        -        -        -
Pension and postretire-
  ment benefits (3). . . . .     3,989      297      788      767    2,137
Revolving credit
  facility (4) . . . . . . .    12,504        -        -   12,504        -
                               -------  -------  -------  -------  -------
Total obligations. . . . . .   $45,062  $24,845  $ 3,144  $13,901  $ 3,172
                               =======  =======  =======  =======  =======

(1) Includes accounts payable and other agreements to purchase goods or services including open purchase orders; also includes remaining contractual obligations associated with the Company's information systems upgrade.

(2) Cash dividends in the amount of $0.5375 per share were declared on August 27, 2010.

(3) Includes estimated future benefit payments for the supplemental key executive retirement plans and a terminated retirement plan that provides certain retirement benefits payable to non-employee directors. The amounts are actuarially determined, which includes the use of assumptions, and may vary significantly from expectations.

(4) Includes only principal payments at maturity of credit facility on October 31, 2013. Excludes interest payments and fees related to the revolving credit facility due to variability with respect to the timing of advances and repayments. The debt is classified as current as the agreement contains a subjective acceleration clause as well as a Company elected arrangement which provides for automatic draws or pay downs on the credit facility on a daily basis after taking into account operating cash needs. Based on current business plans and projected operating cash flows, the Company anticipates continued usage of the revolving facility beyond the next twelve months.

      The Company is not able to reasonably estimate the ultimate timing of the payments or the amount by which its gross unrecognized tax benefits of $0.7 million will be settled. Therefore, the liability is excluded from the preceding table. Further information regarding the Company's income taxes is contained under the footnote "Income Taxes" in Item 8 of this Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 2009, the Financial Accounting Standards Board ("FASB") approved amended guidance for determining whether an entity is a variable interest entity ("VIE"). The guidance requires an enterprise to perform an analysis to determine whether a company's variable interest gives it a controlling financial interest in a VIE. A company would be required to assess whether it has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. In addition, on-going reassessments of whether an enterprise is the primary beneficiary of a VIE and additional disclosures about an enterprise's involvement in VIEs are required. The new guidance is effective for fiscal years beginning on or after November 15, 2009. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

      In September 2009, the FASB approved the issuance of new guidance for arrangements with multiple deliverables and arrangements that include software elements. By providing another alternative for determining the selling price of deliverables, the new guidance will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction's economics and will often result in earlier revenue recognition. In addition, the residual method of allocating arrangement consideration is no longer permitted under the new guidance. The new guidance for arrangements that include software elements removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The new guidance requires expanded qualitative and quantitative disclosures. The new guidance is effective for fiscal years beginning on or after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

      In July 2010, the FASB issued guidance to improve the disclosures that a company provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, a company is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The disclosures as of the end of a reporting period are effective for Landauer for its fiscal 2011 first quarter ending
December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for Landauer beginning with its fiscal 2011 second quarter ending March 31, 2011. The new guidance impacts only financial statement disclosures, and, therefore, will not impact the Company's consolidated financial statements.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      Effective October 1, 2009, the Company adopted guidance that amends the accounting for business combinations, and the accounting and reporting for a noncontrolling interest in a subsidiary. The amended guidance aims to improve, simplify, and converge internationally the accounting for and reporting of business combinations and noncontrolling interests in consolidated financial statements. The Company applied the amended guidance for business combinations to its fiscal 2010 acquisitions. Additional disclosures regarding the business combinations are contained under the footnote "Business Combinations" in Item 8 of this Annual Report on
Form 10-K. Upon adoption of the guidance for a noncontrolling interest, the Company reclassified amounts formerly presented as minority interest to noncontrolling interest as a separate component of stockholders equity in the consolidated balance sheets and as net income attributable to noncontrolling interest in the consolidated statements of income.

INFLATION

      The Company strives to reflect the inflationary impact of materials, labor and other operating costs and expenses in its prices. The market for the services and products that the Company offers, however, is highly competitive, and in some cases has limited the ability of the Company to offset inflationary cost increases.

FORWARD LOOKING STATEMENTS

      Certain matters contained in this report, including the information contained under the heading "Outlook for Fiscal 2011" in Item 7 of this Annual Report on Form 10-K, constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties. These include the following, without limitation: assumptions, risks and uncertainties associated with the Company's development and introduction of new technologies in general; the ability to protect and utilize the Company's intellectual property; continued customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence
(OSL) technology to new platforms and formats; military and other government funding for the purchase of certain of the Company's equipment and services; the impact on sales and pricing of certain customer group purchasing arrangements; the costs associated with the Company's research and business development efforts; the usefulness of older technologies and related licenses and intellectual property; the effectiveness of and costs associated with the Company's IT platform enhancements; the anticipated results of operations of the Company and its subsidiaries or ventures; valuation of the Company's long-lived assets or business units relative to future cash flows; changes in pricing of products and services; changes in postal and delivery practices; the Company's business plans; anticipated revenue and cost growth; the ability to integrate the operations of acquired businesses and to realize the expected benefits of acquisitions; the risks associated with conducting business internationally; costs incurred for potential acquisitions or similar transactions; other anticipated financial events; the effects of changing economic and competitive conditions; foreign exchange rates; government regulations; accreditation requirements; changes in the trading market that affect the cost of obligations under the Company's benefit plans; and pending accounting pronouncements. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from what is anticipated today. These risks and uncertainties also may result in changes to the Company's business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth in Item 1A "Risk Factors" and Item 7A "Quantitative and Qualitative Disclosures about Market Risk" and information contained in the Company's reports filed, from time to time, with the SEC.

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

REVENUE RECOGNITION AND DEFERRED CONTRACT REVENUE

      The source of Radiation Monitoring segment revenues for the Company is radiation measuring and monitoring services including other services incidental to measuring and monitoring. The measuring and monitoring services provided by the Company to its customers are of a subscription nature and are continuous. The Company views its business in the Radiation Monitoring segment as services provided to customers over a period of time and the wear period is the period over which those services are provided. Badge production, wearing of badges, badge analysis, and report preparation are integral to the benefit that the Company provides to its customers. These services are provided to customers on an agreed-upon recurring basis (monthly, bi-monthly, quarterly, semi-annually or annually) that the customer chooses for the wear period. Revenue is recognized on a straight-line basis, adjusted for changes in pricing and volume, over the wear period as the service is continuous and no other discernible pattern of recognition is evident. Revenues are recognized over the periods in which the customers wear the badges irrespective of whether invoiced in advance or in arrears.

      The Company, through its Medical Physics segment, offers full scope medical physics services to hospitals and radiation therapy centers. Services offered include, but are not limited to, clinical physics support in radiation oncology, commissioning services, special projects support and imaging physics services. Delivery of the medical physics services can be of a contracted, recurring nature or as a discrete project with a defined service outcome. Recurring services often are provided on the customer's premises by a full-time employee or fraction of a full-time employee. These services are recognized as revenue on a straight-line basis over the life of the contract. Fee for service projects' revenue is recognized when the service is delivered.

      Contracted services are billed on an agreed-upon recurring basis, either in advance or arrears of the service being delivered. Customers may be billed monthly, quarterly, or at some other regular interval over the contracted period. The amounts recorded as deferred revenue represent invoiced amounts in advance of delivery of the service. Management believes that the amount of deferred contract revenue fairly represents remaining business activity with customers invoiced in advance. Fee for service revenue is typically associated with much shorter contract periods, or with discrete individual projects. Invoicing is usually done after completion of the project and customer acceptance thereof.

      The amounts recorded as deferred contract revenue in the consolidated balance sheets represent invoiced amounts in advance of delivery of the service, and are net of services rendered through the respective consolidated balance sheet date. Such advance billings amounted to $14.3 million and $15.6 million, respectively, as of September 30, 2010 and 2009.

PROPERTY, PLANT & EQUIPMENT AND OTHER ASSETS

      Maintenance and repairs are charged to expense, and renewals and betterments are capitalized. Plant and equipment and other assets, primarily dosimetry badges, are recorded at cost and are depreciated or amortized on a straight-line basis over the estimated useful lives, which are primarily 30 years for buildings, three to eight years for equipment, five to eight years for internal software and thirty months to eight years for other assets. The Company assesses the carrying value and the remaining useful lives of its property, plant, equipment, and other assets when events or circumstances indicate the carrying value may not be recoverable or the estimated useful life may no longer be appropriate. Factors that could trigger this review include competitive conditions, government regulations and technological changes.

      The Company capitalizes costs of software which is acquired, internally developed, or modified solely to meet the Company's internal needs. In accordance with FASB authoritative guidance, internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Costs incurred during the preliminary project stage as well as training costs and maintenance costs during the postimplementation-operation stage are expensed. Capitalized costs of software amounted to $10.9 million, $6.1 million and $10.6 million, respectively, for fiscal 2010, 2009 and 2008. In fiscal 2010, $10.5 million of the capitalized software costs was related to the Company's initiative to replace various business processes and replace components of its information technology systems that support customer relationship management and the order-to-cash cycle.

GOODWILL AND OTHER INTANGIBLE ASSETS

      The Company's intangible assets include purchased customer lists, licenses, patents, trademarks, tradenames and goodwill. Purchased customer lists are recorded at cost and are amortized on a straight-line basis over estimated useful lives, which range from 10 to 15 years. Patents and licenses are also recorded at cost and are amortized on a straight-line basis over their useful lives, which range from 10 to 20 years. The Company acquired goodwill primarily from its acquisitions of Landauer-Europe, SAPRA-Landauer and GPS as well as other smaller investments. Goodwill as well as trademarks and tradenames have indefinite lives.

      FASB authoritative guidance requires that goodwill and certain intangible assets with indefinite lives be reviewed periodically for impairment. Reporting units are business components one level below the operating segment level for which discrete financial information is available and reviewed by segment management. Per guidance, two or more components of an operating segment should be aggregated and deemed a single reporting unit if the components have similar economic characteristics and are economically interdependent, among other factors. As a result of this aggregation, the Company has two reporting units, Radiation Monitoring and Medical Physics. The Company performs an impairment test for each of its reporting units with goodwill annually and, for goodwill and other intangible assets that are not being amortized, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Triggering events include, but are not limited to, a current-period operating or cash flow loss; a product, technology, or service introduced by a competitor; or a loss of key personnel. When such events or changes in circumstances occur, the Company performs a financial analysis of future undiscounted cash flows projections by asset or asset group.

      Impairment testing is performed in two steps. In performing the first step of the impairment test, the Company compares the fair value of a reporting unit to its carrying value. If the carrying value were to exceed the fair value of a reporting unit, step two of the test would be performed to determine the amount of impairment. The Company estimates the fair value of its reporting units using a discounted cash flow model. The discounted cash flow analysis establishes fair value by estimating the present value of the projected future cash flows to be generated from a reporting unit over several periods, plus a terminal value at the end of that time horizon. A range of discount rates and perpetuity growth rates is considered. To further substantiate the estimated fair value, the Company compares the aggregate fair value of its reporting units to its market capitalization. Inherent in the fair value determination of the Company's reporting units are certain judgments and estimates relating to future cash flows, including management's interpretation of current economic indicators and market conditions, and assumptions about the Company's strategic plans with regard to its operations. To the extent additional information arises, market conditions change or the Company's strategies change, it is possible that the conclusion regarding whether the Company's goodwill is impaired could change and result in future goodwill impairment charges that will have a material effect on the Company's consolidated financial position or results of operations.

      As a result of its testing and review for impairment, the Company determined that no impairment was required to be recognized as of September 30, 2010. The Company's reporting units estimated fair values are significantly in excess of net asset carrying values, and were not at risk of failing step one of the impairment test. The fair values of the Company's reporting units exceeded their carrying values each by a minimum of 117%, which represents the Medical Physics reporting unit. Information regarding the value of goodwill and other intangible assets is presented under the footnote "Goodwill and Other Intangible Assets" in Item 8 of this Annual Report on Form 10-K.

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

      Management exercises significant judgment in the valuation of its current and deferred tax assets and liabilities. The Company recognizes the financial statement effects of its tax positions in its current and deferred tax assets and liabilities when it is more likely than not that the position will be sustained upon examination by a taxing authority. Management considers, among other factors, the Company's current and past performance, the market environment in which the Company operates, and tax planning strategies. Further, the Company provides for income tax issues not yet resolved with federal, state and local tax authorities. The Company assesses and updates its tax positions when significant changes in circumstances, which would cause a change in judgment about the likelihood of realizing the deferred items, occur. Variations in the actual outcome of these future tax consequences could materially impact the Company's financial position, results of operations or cash flows. Further information regarding the Company's income taxes is contained under the footnote "Income Taxes" in Item 8 of this Annual Report on Form 10-K.

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

      The weighted-average assumed discount rates used to determine plan expenses were 5.59% for both pension and other benefits in fiscal 2010, and 7.34% for pension benefits and 7.50% for other benefits in fiscal 2009. For fiscal 2010 expense, the expected long-term rate of return of plan assets was 6.50%, unchanged from fiscal 2009. In establishing the rate, management considered the historical rates of return and the current and planned asset classes of the plan investment portfolio. The weighted-average discount rate used to determine benefit obligations at September 30, 2010 was 5.08% compared to the September 30, 2009 rate of 5.59%, adjusted to reflect the single rate that, when applied to the projected benefit disbursements from the plan, would result in the same discounted value as the array of rates that make up the Citigroup Pension Discount Curve as of September 30, 2010. In determining the rate of compensation increase of 3.50% for plan expenses during fiscal 2009 and benefit obligations at September 30, 2009, management considered historical Company increases, market expectations and expected future Company increases. The rate of compensation increase was not relevant to the plans in fiscal 2010 due to the plan freeze which occurred in fiscal 2009.

      The Company recognizes on its balance sheet the amount by which the projected benefit obligations of its defined benefit plans exceed the fair value of plan assets. Subsequent changes in the funded status of the plans as a result of future transactions and events, amortization of previously unrecognized costs, and changes to actuarial assumptions are recognized as an asset or a liability and amortized as components of net periodic pension cost or accumulated other comprehensive income. An increase or decrease in the assumptions or economic events outside of management's control could have a material effect on the Company's results of operations or financial condition. Information regarding these plans is contained under the footnote "Employee Benefit Plans" in Item 8 of this Annual Report on
Form 10-K.

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

      Forfeitures of awards are estimated at the time of grant and stock-based compensation cost is recognized only for those awards expected to vest. The Company uses historical experience to estimate projected forfeitures. The Company recognizes the cumulative effect on current and prior periods of a change in the forfeiture rate, or actual forfeitures, as compensation cost or as a reduction of cost in the period of the revision. If revisions are made to management's assumptions and estimates or if actual results vary considerably from those that are expected, stock-based compensation expense could change significantly, impacting the Company's results of operations or financial condition. Further information regarding the Company's stock-based awards is presented under the footnote "Stock-Based Compensation" in Item 8 of this Annual Report on Form 10-K.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk, including changes in foreign currency exchange rates. The financial statements of the Company's international subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the reporting currency. To date, the market risk associated with foreign currency exchange rates has not been material in relation to the Company's financial position, results of operations, or cash flows. These risks could increase, however, as the Company expands in international markets and markets becomes more volatile. The Company estimates that a 10% and 20% adverse change in the underlying foreign currency exchange rates would have decreased reported net income in fiscal 2010 by approximately $550 and $1,000, respectively. Historically, the Company believes that adverse changes in foreign exchange rates have not materially impacted its financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS
                        LANDAUER, INC. AND SUBSIDIARIES
                              AS OF SEPTEMBER 30,


(Dollars in Thousands)                                    2010        2009
----------------------                                  --------    --------
ASSETS
Current assets:
    Cash and cash equivalents. . . . . . . . . . . .    $  7,659    $ 36,493
    Receivables, net of allowances of $852 in
      2010 and $622 in 2009. . . . . . . . . . . . .      23,702      20,663
    Inventories. . . . . . . . . . . . . . . . . . .       6,066       4,063
    Prepaid income taxes . . . . . . . . . . . . . .       5,403       3,743
    Prepaid expenses and other current assets. . . .       3,327       3,575
                                                        --------    --------
Current assets . . . . . . . . . . . . . . . . . . .      46,157      68,537
                                                        --------    --------
Property, plant and equipment, at cost:
    Land and improvements. . . . . . . . . . . . . .         619         619
    Buildings and improvements . . . . . . . . . . .       4,346       4,346
    Internal software. . . . . . . . . . . . . . . .      39,413      31,226
    Equipment. . . . . . . . . . . . . . . . . . . .      40,928      31,159
                                                        --------    --------
                                                          85,306      67,350
Accumulated depreciation and amortization. . . . . .     (45,491)    (41,199)
                                                        --------    --------

Net property, plant and equipment. . . . . . . . . .      39,815      26,151
                                                        --------    --------
Equity in joint venture. . . . . . . . . . . . . . .       8,446       7,421
Goodwill . . . . . . . . . . . . . . . . . . . . . .      39,268      13,384
Intangible assets, net of accumulated amortiza-
  tion of $5,374 in 2010 and $4,595 in 2009. . . . .      10,002       3,996
Dosimetry devices, net of accumulated amortiza-
  tion of $8,894 in 2010 and $11,614 in 2009 . . . .       5,579       4,583
Other assets . . . . . . . . . . . . . . . . . . . .       1,429       1,133
                                                        --------    --------
ASSETS . . . . . . . . . . . . . . . . . . . . . . .    $150,696    $125,205
                                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable . . . . . . . . . . . . . . . .    $  7,180    $  5,193
    Dividends payable. . . . . . . . . . . . . . . .       5,143       4,996
    Deferred contract revenue. . . . . . . . . . . .      14,305      15,632
    Short-term debt. . . . . . . . . . . . . . . . .      12,504           -
    Accrued compensation and related costs . . . . .       5,008       4,876
    Other accrued expenses . . . . . . . . . . . . .       5,412       6,178
                                                        --------    --------
Current liabilities. . . . . . . . . . . . . . . . .      49,552      36,875
                                                        --------    --------
Non-current liabilities:
    Pension and postretirement obligations . . . . .      10,089       8,238
    Deferred income taxes. . . . . . . . . . . . . .       9,934       4,608
    Other non-current liabilities. . . . . . . . . .       1,418       1,030
                                                        --------    --------
Non-current liabilities. . . . . . . . . . . . . . .      21,441      13,876
                                                        --------    --------

                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)
                        LANDAUER, INC. AND SUBSIDIARIES
                              AS OF SEPTEMBER 30,


(Dollars in Thousands)                                    2010        2009
----------------------                                  --------    --------

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value per share,
  authorized 1,000,000 shares; none issued . . . . .           -           -
Common stock, $.10 par value per share,
  authorized 20,000,000 shares; 9,452,765
  and 9,381,098 issued and outstanding,
  respectively, in 2010 and 2009 . . . . . . . . . .         945         938
Additional paid in capital . . . . . . . . . . . . .      32,688      30,834
Accumulated other comprehensive loss . . . . . . . .        (783)       (515)
Retained earnings. . . . . . . . . . . . . . . . . .      45,940      42,504
                                                        --------    --------
Landauer, Inc. stockholders' equity. . . . . . . . .      78,790      73,761
Noncontrolling interest. . . . . . . . . . . . . . .         913         693
                                                        --------    --------
Stockholders' equity . . . . . . . . . . . . . . . .      79,703      74,454
                                                        --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . .    $150,696    $125,205
                                                        ========    ========









































  The accompanying notes are an integral part of these financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                        LANDAUER, INC. AND SUBSIDIARIES
                       FOR THE YEARS ENDED SEPTEMBER 30,


(Dollars in Thousands,
Except per Share)                               2010       2009       2008
----------------------                        --------   --------   --------

Net revenues . . . . . . . . . . . . . . . .  $114,367   $ 93,827   $ 89,954
                                              --------   --------   --------
Costs and expenses:
    Cost of sales. . . . . . . . . . . . . .    44,478     30,766     28,914
    Selling, general, and administrative . . 33,224 27,891 26,589 Net defined benefit plan curtailment
      loss and transition costs. . . . . . .         -      2,236          -
    Impairment and accelerated deprecia-
      tion charges . . . . . . . . . . . . .         -          -        376
    Acquisition and reorganization costs . .     2,028        416          -
                                              --------   --------   --------
                                                79,730     61,309     55,879
                                              --------   --------   --------
Operating income . . . . . . . . . . . . . .    34,637     32,518     34,075
Equity in income of joint venture. . . . . .     1,501      1,575      1,351
Other (expense) income, net. . . . . . . . .      (105)       624      1,005
                                              --------   --------   --------
Income before taxes. . . . . . . . . . . . .    36,033     34,717     36,431
Income taxes . . . . . . . . . . . . . . . .    11,893     11,071     13,118
                                              --------   --------   --------
Net income . . . . . . . . . . . . . . . . .    24,140     23,646     23,313
Less:  Net income attributed to
    noncontrolling interest. . . . . . . . .       466        280        330
                                              --------   --------   --------
Net income attributed to Landauer, Inc.. . .  $ 23,674   $ 23,366   $ 22,983
                                              ========   ========   ========

Net income per share attributable to
  Landauer, Inc. shareholders:
      Basic. . . . . . . . . . . . . . . . .  $   2.53   $   2.51   $   2.48
      Weighted average basic
        shares outstanding . . . . . . . . .     9,310      9,293      9,237

      Diluted. . . . . . . . . . . . . . . .  $   2.52   $   2.49   $   2.46
      Weighted average diluted
        shares outstanding . . . . . . . . .     9,349      9,366      9,302
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

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               AND COMPREHENSIVE INCOME
                                            LANDAUER, INC. AND SUBSIDIARIES

                                       Landauer, Inc. Stockholders' Equity
                               -----------------------------------------------------
                                                               Accumulated
                                                                 Other
                                                                 Compre-                             Total    Compre-
                               Common              Additional    hensive                  Non-       Stock    hensive
(Dollars                       Stock      Common    Paid In      Income     Retained  controlling   holders'  Income
in Thousands)                  Shares     Stock     Capital      (Loss)     Earnings   Interest     Equity    (Loss)
-------------                ----------  --------  ----------  -----------  --------  -----------  --------  --------
BALANCE SEPTEMBER 30,
  2007 . . . . . . . . . . .  9,210,861     $ 921   $ 23,581     $   (509)  $ 35,517     $   288   $ 59,798

Adoption of new income
  tax accounting guidance. .          -         -          -            -       (231)          -       (231)
Stock-based compensation
  arrangements . . . . . . .    121,647        12      5,245            -          -           -      5,257
Contributions from non-
  controlling interests. . .          -         -          -            -          -         121        121
Dividends. . . . . . . . . .          -         -          -            -    (18,562)       (167)   (18,729)
Net income . . . . . . . . .          -         -          -            -     22,983         330     23,313   $23,313
Foreign currency trans-
  lation adjustment. . . . .          -         -          -         (235)         -         (27)      (262)     (262)
Defined benefit pension
  and postretirement
  plans activity . . . . . .          -         -          -        1,033          -           -      1,033     1,033
                              ---------     -----   --------     --------   --------     -------   --------  --------
Comprehensive Income . . . .                                                                                 $ 24,084
                                                                                                             ========





















                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         AND COMPREHENSIVE INCOME (CONTINUED)
                                            LANDAUER, INC. AND SUBSIDIARIES

                                    Landauer, Inc. Stockholders' Equity
                            -----------------------------------------------------
                                                            Accumulated
                                                              Other
                                                              Compre-                              Total     Compre-
                            Common              Additional    hensive                   Non-       Stock     hensive
(Dollars                    Stock      Common    Paid In      Income     Retained   controlling   holders'   Income
in Thousands)               Shares     Stock     Capital      (Loss)     Earnings    Interest     Equity     (Loss)
-------------             ----------  --------  ----------  -----------  --------   -----------  --------   --------
BALANCE SEPTEMBER 30,
  2008 . . . . . . . . .   9,332,508     $ 933   $ 28,826     $    289   $ 39,707      $   545    $70,300
Adoption of new post-
  retirement life
  insurance arrangements
  accounting guidance. .           -         -          -            -       (900)           -       (900)
Stock-based compensa-
  tion arrangements. . .      48,590         5      2,008            -          -            -      2,013
Dividends. . . . . . . .           -         -          -            -    (19,669)        (151)   (19,820)
Net income . . . . . . .           -         -          -            -     23,366          280     23,646   $ 23,646
Foreign currency trans-
  lation adjustment. . .           -         -          -        1,243          -           19      1,262      1,262
Defined benefit pension
  and postretirement
  plans activity . . . .           -         -          -       (2,047)         -            -     (2,047)    (2,047)
                           ---------     -----   --------     --------   --------      -------   --------   --------
Comprehensive Income . .                                                                                    $ 22,861
                                                                                                            ========
BALANCE SEPTEMBER 30,
  2009 . . . . . . . . .   9,381,098     $ 938   $ 30,834     $   (515)  $ 42,504      $   693    $74,454
Stock-based compensa-
  tion arrangements. . .      71,667         7      1,854            -          -            -      1,861
Dividends. . . . . . . .           -         -          -            -    (20,238)        (273)   (20,511)
Net income . . . . . . .           -         -          -            -     23,674          466     24,140   $ 24,140
Foreign currency trans-
  lation adjustment. . .           -         -          -          579          -           27        606        606
Defined benefit pension
  and postretirement
  plans activity . . . .           -         -          -         (847)         -            -       (847)      (847)
                           ---------     -----   --------     --------   --------      -------   --------   --------
Comprehensive Income . .                                                                                    $ 23,899
                                                                                                            ========
BALANCE SEPTEMBER 30,
  2010 . . . . . . . . .   9,452,765     $ 945   $ 32,688      $  (783)  $ 45,940      $   913   $ 79,703
                           =========     =====   ========     ========   ========      =======   ========

<fn>                  The accompanying notes are an integral part of these financial statements.

                                                          37

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        LANDAUER, INC. AND SUBSIDIARIES
                       FOR THE YEARS ENDED SEPTEMBER 30,



(Dollars in Thousands)                            2010      2009      2008
----------------------                          --------  --------  --------
Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . . .  $ 24,140  $ 23,646  $ 23,313
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Accelerated depreciation charges . . . . .         -         -       376
    Depreciation and amortization. . . . . . .     6,681     5,845     6,377
    Equity in net income of joint venture. . .    (1,501)   (1,575)   (1,351)
    Dividends from joint venture . . . . . . .     1,104     1,062       894
    Stock-based compensation and related net
      tax benefits . . . . . . . . . . . . . .     1,802     3,013     1,589
    Defined benefit plans curtailment loss . .         -     1,350         -
    (Increase) decrease in accounts
      receivable, net. . . . . . . . . . . . .      (619)     (872)       55
    (Increase) decrease in prepaid taxes . . .    (1,649)    3,357    (6,198)
    Other operating assets, net. . . . . . . .    (1,994)   (1,627)   (1,670)
    Increase in dosimetry devices at cost. . .    (2,811)   (1,856)   (1,235)
    (Decrease) increase in accounts payable
      and other accrued liabilities. . . . . .    (1,092)    1,229     3,286
    (Decrease) increase in deferred contract
      revenue. . . . . . . . . . . . . . . . .    (2,807)      (59)    1,782
    Increase (decrease) in long-term pension
      and postretirement obligations . . . . .       514    (4,934)      666
    Other operating liabilities, net . . . . .        85      (443)      576
    Deferred taxes, net. . . . . . . . . . . .     4,421     2,073     6,191
                                                --------  --------  --------
Net cash provided by operating activities. . .    26,274    30,209    34,651
                                                --------  --------  --------

Cash flows used by investing activities:
    Acquisition of businesses, net of
      cash acquired. . . . . . . . . . . . . .   (32,014)        -      (498)
    Acquisition of property, plant &
      equipment. . . . . . . . . . . . . . . .   (15,978)   (9,126)   (7,533)
                                                --------  --------  --------
Net cash used by investing activities. . . . .   (47,992)   (9,126)   (8,031)
                                                --------  --------  --------

Cash flows used by financing activities:
    Net borrowings on revolving credit
      facility . . . . . . . . . . . . . . . .    12,504         -         -
    Dividends paid to stockholders . . . . . .   (20,091)  (19,360)  (18,270)
    Dividends paid to noncontrolling
      interest . . . . . . . . . . . . . . . .      (273)     (151)     (167)
    Proceeds from the exercise of stock
      options. . . . . . . . . . . . . . . . .       571       590     4,011
    Excess tax benefit from stock-based
      compensation arrangements. . . . . . . .       426       228     1,019
                                                --------  --------  --------
Net cash used by financing activities. . . . .    (6,863)  (18,693)  (13,407)
                                                --------  --------  --------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                        LANDAUER, INC. AND SUBSIDIARIES
                       FOR THE YEARS ENDED SEPTEMBER 30,



(Dollars in Thousands)                            2010      2009      2008
----------------------                          --------  --------  --------

    Effects of foreign currency
      translation. . . . . . . . . . . . . . .      (253)      165      (344)

Net (decrease) increase in cash
  and cash equivalents . . . . . . . . . . . .   (28,834)    2,555    12,869
Opening balance -
  cash and cash equivalents. . . . . . . . . .    36,493    33,938    21,069
                                                --------  --------  --------

Ending balance -
  cash and cash equivalents. . . . . . . . . .  $  7,659  $ 36,493  $ 33,938
                                                ========  ========  ========

Supplemental disclosure of cash flow
  information:
    Cash paid for interest . . . . . . . . . .  $    365  $     15  $     12
                                                ========  ========  ========

    Cash paid for income taxes . . . . . . . .  $  8,746  $  7,515  $ 10,213
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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        LANDAUER, INC. AND SUBSIDIARIES
                            (Dollars in thousands)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of Landauer, Inc.; Landauer-Europe, Ltd., HomeBuyer's Preferred, Inc., and businesses acquired during fiscal 2010, Global Physics Solutions, Inc. ("GPS"), Gammadata Matteknik AB ("GDM"), and Landauer Persondosimetri AB ("PDM"), its wholly-owned subsidiaries; SAPRA-Landauer, Ltda., its 75%-owned subsidiary, Beijing-Landauer, Ltd., its 70%-owned subsidiary, ALSA Dosimetria, S. de R.L. de C.V. its 56.25%-owned subsidiary, and Landauer Australasia Pty Ltd. its 51%-owned subsidiary ("Landauer" or the "Company"). Nagase-Landauer, Ltd. (50%-owned) is a Japanese corporation that is accounted for on the equity basis. All intercompany transactions have been eliminated.

CASH EQUIVALENTS

      Cash equivalents include investments with an original maturity of three months or less. Primarily all investments are short-term money market instruments.

INVENTORIES

      Inventories, principally the components associated with dosimetry devices, are valued at lower of cost or market utilizing a first-in, first-out method.

REVENUES AND DEFERRED CONTRACT REVENUE

      The source of Radiation Monitoring segment revenues for the Company is radiation measuring and monitoring services including other services incidental to measuring and monitoring. The measuring and monitoring services provided by the Company to its customers are of a subscription nature and are continuous. The Company views its business in the Radiation Monitoring segment as services provided to customers over a period of time and the wear period is the period over which those services are provided. Badge production, wearing of badges, badge analysis, and report preparation are integral to the benefit that the Company provides to its customers. These services are provided to customers on an agreed-upon recurring basis (monthly, bi-monthly, quarterly, semi-annually or annually) that the customer chooses for the wear period. Revenue is recognized on a straight-line basis, adjusted for changes in pricing and volume, over the wear period as the service is continuous and no other discernible pattern of recognition is evident. Revenues are recognized over the periods in which the customers wear the badges irrespective of whether invoiced in advance or in arrears.

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

      The Company, through its Medical Physics segment, offers full scope medical physics services to hospitals and radiation therapy centers. Services offered include, but are not limited to, clinical physics support in radiation oncology, commissioning services, special projects support and imaging physics services. Delivery of the medical physics services can be of a contracted, recurring nature or as a discrete project with a defined service outcome. Recurring services often are provided on the customer's premises by a full-time employee or fraction of a full-time employee. These services are recognized as revenue on a straight-line basis over the life of the contract. Fee for service projects' revenue is recognized when the service is delivered.

      Contracted services are billed on an agreed-upon recurring basis, either in advance or arrears of the service being delivered. Customers may be billed monthly, quarterly, or at some other regular interval over the contracted period. The amounts recorded as deferred revenue represent invoiced amounts in advance of delivery of the service. Management believes that the amount of deferred contract revenue fairly represents remaining business activity with customers invoiced in advance.

      Fee for service revenue is typically associated with much shorter contract periods, or with discrete individual projects. Invoicing is usually done after completion of the project and customer acceptance thereof.

      Additional medical physics services under the full scope offering of the medical physics practice groups comprising the Medical Physics segment include radiation center design and consulting, accreditation work and quality assurance reviews.

RESEARCH AND DEVELOPMENT

      The cost of research and development programs is charged to selling, general and administrative expense as incurred and amounted to approximately $2,285, $1,948, and $1,837 in fiscal 2010, 2009 and 2008, respectively. Research and development costs include salaries and allocated employee benefits, third-party research contracts, depreciation and supplies.

DEPRECIATION, AMORTIZATION AND MAINTENANCE

      Property, plant and equipment are recorded at cost. Plant, equipment and custom software are depreciated on a straight-line basis over their estimated useful lives, which are primarily 30 years for buildings, three to eight years for equipment and five to eight years for internal software. Dosimetry devices, principally badges, and software are amortized on a straight-line basis over their estimated lives, which are thirty months to eight years. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized.

ADVERTISING

      The Company expenses the costs of advertising as incurred.
Advertising expense, primarily related to product shows and exhibits, amounted to $748, $572 and $532 in fiscal 2010, 2009, and 2008, respectively.

INCOME TAXES

      Landauer files income tax returns in the jurisdictions in which it operates. The Company estimates the income tax provision for income taxes that are currently payable, and records deferred tax assets and liabilities for the temporary differences in tax consequences between the financial statements and tax returns. The Company would record a valuation allowance in situations where the realization of deferred tax assets is not more likely than not. The Company recognizes the financial statement effects of its tax positions in its current and deferred tax assets and liabilities when it is more likely than not that the position will be sustained upon examination by a taxing authority. Further information regarding the Company's income taxes is contained under the footnote "Income Taxes" of this Annual Report on Form 10-K.

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

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

      The components of accumulated other comprehensive income (loss) included in the accompanying consolidated balance sheets consist of defined benefit pension and postretirement plan adjustments for net gains, losses and prior service costs, net defined benefit plan curtailment loss and cumulative foreign currency translation adjustments. The following table sets forth the balances in accumulated other comprehensive income (loss) for the years ended September 30:

(Dollars in Thousands)                            2010      2009      2008
----------------------                          --------  --------  --------

Foreign currency translation adjustment. . . .  $  2,000  $  1,421  $    168
Defined benefit pension and
  postretirement plans activity. . . . . . . .    (2,783)   (1,936)      121
                                                --------  --------  --------
Total accumulated other comprehensive
  (loss) income. . . . . . . . . . . . . . . .  $   (783) $   (515) $    289
                                                ========  ========  ========

STOCK-BASED COMPENSATION

      The Company measures and recognizes compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation expense, primarily for grants of restricted stock, totaled approximately $1,287, $2,152 and $1,200 for fiscal 2010, 2009 and 2008, respectively. The total income tax benefit recognized in the consolidated statements of income related to expense for stock-based compensation was approximately $475, $777 and $484 during fiscal 2010, 2009 and 2008, respectively.

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

      Subsequent to fiscal 2005, key employees and/or non-employee directors have been granted restricted share awards that consist of performance shares and time vested restricted stock. Performance shares represent a right to receive shares of common stock upon satisfaction of performance goals or other specified metrics. Restricted stock represents a right to receive shares of common stock upon the passage of a specified period of time. The fair value of performance shares and restricted stock granted under the Company's 2005 Long-Term Incentive Plan was based on the average of the Company's high and low stock prices on the date of grant. Upon the adoption of the Company's Incentive Compensation Plan in February 2008, the fair value of performance shares and restricted stock granted under the new plan is based on the Company's closing stock price on the date of grant. Compensation expense for performance shares is recorded ratably over the vesting period, assuming that achievement of performance goals is deemed probable. Compensation expense for restricted stock is recognized ratably over the vesting period. The per share weighted average fair value of restricted shares, including restricted stock and performance shares, granted during fiscal 2010, 2009 and 2008 was $61.51, $59.12 and $51.41, respectively.

EMPLOYEE BENEFIT PLANS

      Landauer sponsors postretirement benefit plans to provide pension, supplemental retirement funds, and medical expense reimbursement to eligible retired employees, as well as a directors' retirement plan that provides for certain retirement benefits payable to non-employee directors. Further information on these benefit plans is contained under the footnote "Employee Benefit Plans" of this Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 2009, the Financial Accounting Standards Board ("FASB") approved amended guidance for determining whether an entity is a variable interest entity ("VIE"). The guidance requires an enterprise to perform an analysis to determine whether a company's variable interest gives it a controlling financial interest in a VIE. A company would be required to assess whether it has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. In addition, on-going reassessments of whether an enterprise is the primary beneficiary of a VIE and additional disclosures about an enterprise's involvement in VIEs are required. The new guidance is effective for fiscal years beginning on or after November 15, 2009. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

      In September 2009, the FASB approved the issuance of new guidance for arrangements with multiple deliverables and arrangements that include software elements. By providing another alternative for determining the selling price of deliverables, the new guidance will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction's economics and will often result in earlier revenue recognition. In addition, the residual method of allocating arrangement consideration is no longer permitted under the new guidance. The new guidance for arrangements that include software elements removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The new guidance requires expanded qualitative and quantitative disclosures. The new guidance is effective for fiscal years beginning on or after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

      In July 2010, the FASB issued guidance to improve the disclosures that a company provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, a company is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The disclosures as of the end of a reporting period are effective for Landauer for its fiscal 2011 first quarter ending
December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for Landauer beginning with its fiscal 2011 second quarter ending March 31, 2011. The new guidance impacts only financial statement disclosures, and, therefore, will not impact the Company's consolidated financial statements.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      Effective October 1, 2009, the Company adopted guidance that amends the accounting for business combinations, and the accounting and reporting for a noncontrolling interest in a subsidiary. The amended guidance aims to improve, simplify, and converge internationally the accounting for and reporting of business combinations and noncontrolling interests in consolidated financial statements. The Company applied the amended guidance for business combinations to its fiscal 2010 acquisitions. Additional disclosures regarding the business combinations are contained under the footnote "Business Combinations" of this Annual Report on Form 10-K. Upon adoption of the guidance for a noncontrolling interest, the Company reclassified amounts formerly presented as minority interest to noncontrolling interest as a separate component of stockholders equity in the consolidated balance sheets and as net income attributable to noncontrolling interest in the consolidated statements of income.


2.    BUSINESS COMBINATIONS

ACQUISITION OF GPS

      On November 9, 2009, Landauer, Inc. completed the acquisition of all of the issued and outstanding capital stock of GPS for $22,000. GPS is a nationwide service provider of clinical physics support, equipment commissioning and accreditation support, and imaging equipment testing. The Company completed the acquisition of GPS as a platform to expand into the medical physics services market and reports the operating results in the recently formed Medical Physics reporting segment.

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

      (Dollars in Thousands)
      ----------------------
      Current assets . . . . . . . . . . . . . . .    $    804
      Property, plant and equipment. . . . . . . .       1,040
      Intangible assets. . . . . . . . . . . . . .       5,300
      Goodwill . . . . . . . . . . . . . . . . . .      17,380
      Current liabilities. . . . . . . . . . . . .        (918)
      Other long-term liabilities. . . . . . . . .        (250)
      Long-term deferred taxes, net. . . . . . . .      (1,356)
                                                      --------
      Total assets acquired and
          liabilities assumed. . . . . . . . . . .    $ 22,000
                                                      ========

      The excess of the consideration transferred over the fair value of the net tangible and intangible assets acquired resulted in goodwill of $17,380, which is attributable primarily to the value of the acquired assembled workforce and GPS' position as a leading provider in a large fragmented growth market. The goodwill has been assigned to the newly formed Medical Physics reporting segment. Approximately $4,230 of goodwill is expected to be deductible for income tax purposes. The Company acquired a tradename in the amount of $900 which has an indefinite life, and $4,400 of customer relationships which are being amortized over 15 years.

      GPS revenues of $13,305 and net loss of $617 were recognized in the Company's consolidated financial statements for the period from November 1, 2009 to September 30, 2010. The revenues and results of operations of GPS from November 1 to the date of acquisition, November 9, were not material to the consolidated financial statements.

OTHER ACQUISITIONS

      During fiscal 2010, the Company completed other various acquisitions which are presented in the aggregate as they were not individually material to the Company's Consolidated Financial Statements.

      On November 2, 2009, Landauer completed the acquisition of all issued and outstanding capital stock of GDM, a Swedish provider of radon measurement services. GDM is based near Stockholm, Sweden and provides measurement services throughout the Scandinavian region and Europe. The consideration transferred for GDM was $6,603. On October 2, 2009, Landauer acquired the assets of a dosimetry service provider in Sweden, PDM. The consideration transferred for PDM was $1,085. These acquisitions are consistent with the Company's strategy to expand into new international markets, primarily by investing in or acquiring existing radiation monitoring service providers with a prominent local presence. These acquisitions are reported in the Radiation Monitoring reporting segment.

      On June 1, 2010, Landauer acquired certain assets of Upstate Medical Physics, Inc. ("UMP"), a New York company providing imaging medical physics services, for consideration transferred of $2,231. This acquisition is aligned with the Company's strategy to expand into the medical physics services market and is reported in the Medical Physics reporting segment.

      The aggregate consideration transferred and the identifiable assets acquired and liabilities assumed based on their fair values as of the date of the GDM, PDM and UMP acquisitions were as follows:

      (Dollars in Thousands)
      ----------------------
      Current assets . . . . . . . . . . . . . . .    $  2,088
      Property, plant and equipment. . . . . . . .         606
      Intangible assets. . . . . . . . . . . . . .       1,389
      Goodwill . . . . . . . . . . . . . . . . . .       8,130
      Current liabilities. . . . . . . . . . . . .      (2,157)
      Other long-term liabilities. . . . . . . . .        (137)
                                                      --------
      Total assets acquired and
          liabilities assumed. . . . . . . . . . .    $  9,919
                                                      ========

      The excess of the consideration transferred over the fair value of the net tangible and intangible assets acquired resulted in goodwill for these acquisitions of $8,130, of which $6,798 and $1,332 has been assigned to the Radiation Monitoring segment and the Medical Physics segment, respectively. Approximately $434 of goodwill is expected to be deductible for income tax purposes. The Company acquired customer lists, the fair value of which was determined to be $1,389, which are being amortized over 15 years.

      The acquired businesses contributed revenues of $5,043 and net income of $490 to the Company for the period from their respective dates of acquisition to September 30, 2010.

UNAUDITED PROFORMA RESULTS

      The following unaudited proforma summary presents consolidated information of the Company as if these business combinations had occurred as of the beginning of the respective periods.

                                              September 30, 2010
                                       ------------------------------
                                       Landauer, Inc.  Landauer, Inc.
      (Dollars in Thousands)               Actual         Proforma
      ----------------------           --------------  --------------
      Revenues . . . . . . . . . . .        $114,367        $119,196
      Net income attributed to
          Landauer, Inc. . . . . . .          23,674          25,130

                                              September 30, 2009
                                       ------------------------------
                                       Landauer, Inc.  Landauer, Inc.
      (Dollars in Thousands)               Actual         Proforma
      ----------------------           --------------  --------------
      Revenues . . . . . . . . . . .        $ 93,827        $111,573
      Net income attributed to
          Landauer, Inc. . . . . . .          23,366          22,884

      The proforma results include: estimated interest expense in connection with debt financing of the acquisitions; forfeiture of interest income in fiscal 2009 as the cash balances on which interest was earned were assumed to be used for acquisitions; elimination of pretax acquisition and reorganization costs of $2,028 in fiscal 2010; the estimated amortization of intangibles; and the income tax impact of these adjustments. The unaudited proforma information is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been effective as of the beginning of the periods presented.

3.    ACQUISITION AND REORGANIZATION COSTS

      During fiscal 2010, charges in the amount of $2,028 were recorded for acquisition and reorganization costs in connection with the Company's acquisitions as described under the footnote "Business Combinations" of this Annual Report on Form 10-K. These costs were expensed as incurred in accordance with business combination authoritative guidance adopted by the Company on October 1, 2009. Such expenses were primarily for professional fees with accounting, financial, legal and tax advisors to support the due diligence, transaction structure and accounting for the acquisitions. In addition, the charges included $510 in reorganization costs for severance to support changes in selected roles in the GPS organization.

      During the second quarter of fiscal 2009, the Company initiated a management reorganization plan to strengthen selected roles in the organization. As a result, in fiscal 2009, the Company recognized expense, including severance, in the amount of $416 associated with these management organizational changes.


4.    NET DEFINED BENEFIT PLAN CURTAILMENT LOSS AND TRANSITION COSTS

      On February 5, 2009, the Board of Directors approved changes to the Company's retirement benefit plans. The objective of the changes was to transition from a defined benefit strategy for retirement benefits to a defined contribution approach. These changes, effective March 31, 2009, included the following actions:

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

      In connection with the redesign of its retirement benefit plans, the Company recognized charges of $2,236 during its second fiscal quarter of 2009. The charges included a one-time net curtailment loss, in accordance with FASB authoritative guidance, in the amount of $1,125. In addition, the charge also included costs of $1,111 related to the transition of the contractual retirement benefit obligation of the Company's Chief Executive Officer to a defined contribution obligation and professional fees directly associated with the benefit plan transitions. During fiscal 2009, the Company made contributions of approximately $6,400 in excess of the required annual pension plan payments to fund the remainder of the plan's current unfunded balance.


5.    IMPAIRMENT AND ACCELERATED DEPRECIATION CHARGES

      During fiscal 2007, the Company began implementation of an information technology initiative to re-engineer various business processes and replace components of its information technology systems that support customer relationship management and the order-to-cash cycle. As part of this information technology initiative, management conducted an evaluation of its different information technology platforms and the usefulness of its investments made in legacy information systems' hardware and software; this evaluation was concluded in the quarter ending June 30, 2007. Management identified certain legacy assets with a net book value of approximately $3,500 that were either subject to immediate impairment or retirement once the full system implementation has been completed. Management anticipated that the assets subject to retirement would be utilized through March 31, 2008, and therefore, the Company recorded accelerated depreciation through the newly determined remaining useful lives. In fiscal 2008, the Company recognized a non-cash charge of $376 for the remaining accelerated depreciation on the assets to be retired.


6.    INCOME PER COMMON SHARE

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

      Effective October 1, 2009, the Company adopted authoritative guidance which requires that unvested stock-based compensation awards that contain non-forfeitable rights to dividends be treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. The Company's time vested restricted stock is a participating security. The guidance was applied retrospectively to all periods presented. The following table sets forth the computation of net income per share for the years ended September 30:

(Dollars in Thousands,
Except per Share)                             2010        2009        2008
----------------------                      --------    --------    --------
Basic Net Income per Share
    Net income attributed to
      Landauer, Inc. . . . . . . . . . .    $ 23,674    $ 23,366    $ 22,983
    Less: Income allocated to
      unvested restricted stock. . . . .          91          81          93
                                            --------    --------    --------
    Net income available to
      common stockholders. . . . . . . .    $ 23,583    $ 23,285    $ 22,890
                                            ========    ========    ========
Basic weighted averages shares
  outstanding. . . . . . . . . . . . . .       9,310       9,293       9,237
                                            ========    ========    ========
Net income per share - Basic . . . . . .    $   2.53    $   2.51    $   2.48
                                            ========    ========    ========

Diluted Net Income per Share
    Net income attributed to
      Landauer, Inc. . . . . . . . . . .    $ 23,674    $ 23,366    $ 22,983
    Less: Income allocated to
      unvested restricted stock. . . . .          91          81          93
                                            --------    --------    --------
    Net income available to
      common stockholders. . . . . . . .    $ 23,583    $ 23,285    $ 22,890
                                            ========    ========    ========
Basic weighted averages shares
  outstanding. . . . . . . . . . . . . .       9,310       9,293       9,237
Effect of dilutive securities. . . . . .          39          73          65
                                            --------    --------    --------
Diluted weighted averages shares
  outstanding. . . . . . . . . . . . . .       9,349       9,366       9,302
                                            ========    ========    ========
Net income per share - Diluted . . . . .    $   2.52    $   2.49    $   2.46
                                            ========    ========    ========

7.    EQUITY IN JOINT VENTURE

      Landauer's 50% interest in the common stock of Nagase-Landauer, Ltd., a Japanese corporation located in Tokyo and engaged in providing radiation monitoring services in Japan, is accounted for on the equity basis. The related equity in earnings of this joint venture is included in its own caption in the accompanying Statements of Income. Landauer received dividend payments of $1,104, $1,062, and $894 from Nagase-Landauer, Ltd. during fiscal 2010, 2009, and 2008, respectively. The Company's total sales to Nagase-Landauer, Ltd., were $4,431, $4,399 and $2,203 during fiscal 2010, 2009 and 2008, respectively.

      Condensed results of operations information for Nagase-Landauer, Ltd. was as follows, converted into U.S. dollars at the average rate of exchange, for the years ended September 30:

(Dollars in Thousands)                        2010        2009        2008
----------------------                      --------    --------    --------
Revenues . . . . . . . . . . . . . . . .    $ 22,513    $ 20,886    $ 19,235
Gross profit . . . . . . . . . . . . . .      10,922      11,554      10,062
Income before income taxes . . . . . . .       4,911       5,804       4,885
Net income . . . . . . . . . . . . . . .       3,002       3,150       2,701

      Condensed balance sheet information as of September 30, converted into U.S. dollars at the then-current rate of exchange, was as follows:

      (Dollars in Thousands)                     2010         2009
      ----------------------                   --------     --------
      Current assets . . . . . . . . . . .     $  7,908     $ 15,406
      Other assets . . . . . . . . . . . .       19,656       12,459
                                               --------     --------
      Total assets . . . . . . . . . . . .     $ 27,564     $ 27,865
                                               ========     ========
      Current liabilities. . . . . . . . .     $  8,535     $ 11,184
      Other liabilities. . . . . . . . . .        2,137        1,839
      Stockholders' equity . . . . . . . .       16,892       14,842
                                               --------     --------
      Total liabilities and
          stockholders' equity . . . . . .     $ 27,564     $ 27,865
                                               ========     ========


8.    GOODWILL AND OTHER INTANGIBLE ASSETS

      Changes in the carrying amount of goodwill, by reportable segment, for the years ended September 30, 2010 and 2009 were as follows:

                                         Radiation     Medical
(Dollars in Thousands)                   Monitoring    Physics      Total
----------------------                   ----------    --------    --------
Goodwill at September 30, 2008 . . . .     $ 13,343    $      -    $ 13,343
    Effects of foreign currency. . . .           41           -          41
                                           --------    --------    --------
Goodwill at September 30, 2009 . . . .     $ 13,384    $      -    $ 13,384
                                           ========    ========    ========
  Increases related to acquisitions,
    net of subsequent adjustments
    for deferred taxes . . . . . . . .     $  6,760    $ 18,712    $ 25,472
  Effects of foreign currency. . . . .          412           -         412
                                           --------    --------    --------
Goodwill at September 30, 2010 . . . .     $ 20,556    $ 18,712    $ 39,268
                                           ========    ========    ========

      Intangible assets as of September 30 consisted of the following:

                                    2010                       2009
                          ------------------------    -----------------------
                            Gross                      Gross
                           Carrying   Accumulated     Carrying   Accumulated
(Dollars in Thousands)      Amount    Amortization     Amount    Amortization
----------------------    ----------  ------------   ----------  ------------
Customer lists . . . . . .  $ 13,025      $  4,523     $  7,212      $  3,636
Trademarks and
  tradenames . . . . . . .     1,022             -          112             -
Licenses and patents . . .       752           294          605           402
Other intangibles. . . . .       577           557          662           557
                            --------      --------     --------      --------
Intangible assets. . . . .  $ 15,376      $  5,374     $  8,591      $  4,595
                            ========      ========     ========      ========

      The Company assumed customer lists and tradenames relating to the business combinations completed during the year ended September 30, 2010. The net book value of the acquired customer lists and other intangible assets was $6,385 at September 30, 2010. Additional disclosures regarding the business combinations is contained under the footnote "Business Combinations" of this Annual Report on Form 10-K. Amortization of intangible assets was $929, $615 and $658 for the years ended September 30, 2010, 2009 and 2008, respectively. Annual aggregate amortization expense related to intangible assets is estimated to be approximately $900 for each of the next three fiscal years and $880 for each of the two fiscal years thereafter. As a result of its annual testing and review for impairment of goodwill and other intangible assets, the Company determined that no impairment was required to be recognized as of September 30, 2010.


9.    INCOME TAXES

      The components of pretax income for the years ended September 30 were as follows:

(Dollars in Thousands)                        2010        2009        2008
----------------------                      --------    --------    --------
Pretax income:
    U.S. . . . . . . . . . . . . . . . .    $ 29,472    $ 29,377    $ 30,767
    Foreign. . . . . . . . . . . . . . .       6,561       5,340       5,664
                                            --------    --------    --------
Total pretax income. . . . . . . . . . .    $ 36,033    $ 34,717    $ 36,431
                                            ========    ========    ========

      The components of the provision for income taxes for the years ended September 30 were as follows:

(Dollars in Thousands)                        2010        2009        2008
----------------------                      --------    --------    --------
Current:
    U.S. Federal . . . . . . . . . . . .    $  5,426    $  7,203    $  3,829
    State and local. . . . . . . . . . .         314        (275)        958
    Foreign. . . . . . . . . . . . . . .       1,931       1,664       1,511
                                            --------    --------    --------
Current tax provision. . . . . . . . . .    $  7,671    $  8,592    $  6,298
                                            ========    ========    ========
Deferred:
    U.S. Federal . . . . . . . . . . . .    $  4,002    $  2,373    $  5,094
    State and local. . . . . . . . . . .         221          98       1,441
    Foreign. . . . . . . . . . . . . . .          (1)          8         285
                                            --------    --------    --------
    Deferred tax provision . . . . . . .    $  4,222    $  2,479    $  6,820
                                            ========    ========    ========
Income tax provision . . . . . . . . . .    $ 11,893    $ 11,071    $ 13,118
                                            ========    ========    ========

      The effective tax rates for the fiscal years ended September 30, 2010, 2009 and 2008 were 33.0%, 31.9% and 36.0%, respectively. The fiscal 2010 effective tax rate increased primarily due to the nondeductibility of certain acquisition costs and the elimination of certain tax credits realized in fiscal 2009. The following is a reconciliation of the U.S. federal statutory rate of 35% to the effective income tax rate:

                                              2010        2009        2008
                                            --------    --------    --------
U.S. Federal statutory rate. . . . . . .       35.0%       35.0%       35.0%
State and local taxes
  net of Federal tax benefit . . . . . .        1.0%        0.9%        4.3%
Lower rates on Foreign operations. . . .       (1.0%)      (0.7%)      (1.3%)
Non-taxed equity earnings. . . . . . . .       (1.4%)      (1.6%)      (1.3%)
Foreign tax credit impact, net . . . . .       (1.4%)      (1.1%)      (1.1%)
Other. . . . . . . . . . . . . . . . . .        0.8%       (0.6%)       0.4%
                                              ------      ------      ------
Effective income tax rate. . . . . . . .       33.0%       31.9%       36.0%
                                              ======      ======      ======

      The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at September 30:

      (Dollars in Thousands)                     2010         2009
      ----------------------                   --------     --------
      Deferred tax assets:
          Pension accrual. . . . . . . . .     $  2,706     $  2,617
          Compensation expense . . . . . .        1,786          570
          Accrued mitigation . . . . . . .          235          234
          Medical insurance claims . . . .          412          496
          Net operating losses . . . . . .          596            -
          Allowance for uncollectible
            accounts . . . . . . . . . . .          224          167
          Accruals not currently
            deductible . . . . . . . . . .          304          137
          Other. . . . . . . . . . . . . .          364          228
                                               --------     --------
                                               $  6,627     $  4,449
                                               --------     --------
      Deferred tax liabilities:
          Depreciation . . . . . . . . . .     $  2,506     $  1,303
          Software development . . . . . .        9,674        5,678
          Intangible asset amortiza-
            tion . . . . . . . . . . . . .        2,922          406
          Accrued income . . . . . . . . .          260          264
          Other. . . . . . . . . . . . . .          186          430
                                               --------     --------
                                               $ 15,548     $  8,081
                                               --------     --------
      Net deferred tax liability . . . . .     $ (8,921)    $ (3,632)
                                               ========     ========

      The Company believes that the realization of deferred tax assets is more likely than not based upon the expectation the Company will generate the necessary taxable income in the future periods. Therefore, no valuation allowances have been provided.

      The Company has not recorded U.S. Federal and state tax provisions for the undistributed earnings of certain foreign subsidiaries. It is the Company's intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to make capital improvements, grow and expand the foreign operations. In accordance with this plan, cash held by certain foreign subsidiaries will not be available for U.S. Company operations and under current laws will not be subject to U.S. taxation. As of September 30, 2010 and 2009, cumulative undistributed earnings attributable to certain foreign operations were approximately $23,526 and $23,876, respectively.

      As of September 30, 2010, the Company had federal net operating losses of $1,412 subject to an overall annual Internal Revenue code section 382 limitation of $862. The federal net operating loss carryforwards will expire between 2028 and 2029. The Company had state net operating losses of $1,165 as of September 30, 2010. The state net operating loss carryforwards will predominantly expire between 2013 and 2029. The Company believes that the full utilization of the net operating loss carryforwards prior to their expiration is more likely than not based upon the expectation the Company will generate the necessary taxable income in future periods.

      As of September 30, 2010, the Company's U.S. income tax returns for fiscal 2007 and subsequent years remain subject to examination by the Internal Revenue Service ("IRS"). The Company is not currently under audit by the IRS. State income tax returns generally have statute of limitations for periods between three and four years from the date of filing. The Company's major foreign jurisdiction, France, has its income tax returns for fiscal 2007 and subsequent years subject to examination. The Company's French subsidiary is currently under audit for fiscal 2007 through 2009. The Company's other foreign operations have statute of limitations on the examination of tax returns for periods between two and eight years.

      The Company operates in numerous taxing jurisdictions and is subject to regular examinations by various U.S. federal, state, local and foreign jurisdictions for various tax periods. The Company's income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which it does business. Due to the subjectivity of interpretations of the income tax laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company's estimates of income tax liabilities may differ from actual payments or assessments.

      The Company adopted the provisions of authoritative guidance on Accounting for Uncertainty in Income Taxes on October 1, 2007. The cumulative effect of applying the provisions was recorded as a $231 decrease in stockholders' equity as of October 1, 2007.

      A reconciliation of gross unrecognized tax benefits, exclusive of interest and penalties, is as follows:

(Dollars in Thousands)                        2010        2009        2008
----------------------                      --------    --------    --------
Balance at beginning of year . . . . . .    $    532    $    694    $    421
Tax positions related to current year:
    Gross increases. . . . . . . . . . .         119         190          91
    Gross decreases. . . . . . . . . . .           -         (32)          -
Tax positions related to prior periods:
    Gross increases. . . . . . . . . . .         405           -         307
    Gross decreases. . . . . . . . . . .        (133)        (64)        (49)
Decreases related to settlements . . . .        (110)       (219)        (26)
Decreases related to lapse of
  statute of limitations . . . . . . . .         (99)        (37)        (50)
                                            --------    --------    --------
Balance at end of year . . . . . . . . .    $    714    $    532    $    694
                                            ========    ========    ========

      The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $675, net of federal benefit, and $493, net of federal benefit, as of September 30, 2010 and 2009, respectively.

      As of September 30, 2010, the Company does not expect that any change in the amount of unrecognized tax benefits in the next twelve months, with respect to items identified, will have a significant impact on the consolidated results of operations or the financial position of the Company.

      The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company recognized $55 and $44 in interest and penalties during fiscal 2010 and 2009, respectively. As of September 30, 2010 and 2009, the gross amount of interest accrued was $52 and $49, respectively. As of September 30, 2010, there was no accrual for the potential payment of penalties compared to $5 as of September 30, 2009.


10.   CREDIT FACILITY

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

      In addition, the Company must maintain a fixed charge coverage ratio, as calculated pursuant to the terms of the first amendment to the credit agreement, as of the end of each calendar quarter of not less than 1.35 to 1.00, and a funded debt to earnings before interest, taxes and depreciation and amortization ratio less than or equal to 1.5 to 1.00. As of September 30, 2010, the fixed charge coverage ratio was approximately 13.9, and the Company was in compliance with the covenants contained in the credit agreement. The debt is classified as current as the agreement contains a subjective acceleration clause as well as a Company elected arrangement which provides for automatic draws or pay downs on the credit facility on a daily basis after taking into account operating cash needs. Based on current business plans and projected operating cash flows, the Company anticipates continued usage of the revolving facility beyond the next twelve months.

      In connection with its fiscal 2010 first quarter acquisitions, the Company borrowed $18,000 under the credit agreement. As of September 30, 2010, the Company had reduced the $18,000 borrowed during the first quarter of fiscal 2010 by $5,496 with cash flow from operations. Interest expense on the borrowings for the year ended September 30, 2010 was $358. The weighted average interest rate was 2.67% for fiscal 2010. Amounts in fiscal 2009 and 2008 are insignificant. At September 30, 2010 the applicable interest rate was 2.412% per annum.


11.   CAPITAL STOCK

      Landauer has two classes of capital stock, preferred and common, with a par value of $0.10 per share for each class. As of September 30, 2010 and 2009, there were 9,452,765 and 9,381,098 shares of common stock issued and outstanding (20,000,000 shares are authorized), respectively. There are no shares of preferred stock issued (1,000,000 shares are authorized). Cash dividends of $2.15 per common share were declared in fiscal 2010. As of September 30, 2010, there were accrued and unpaid dividends of $5,143. Landauer has reserved 500,000 shares of common stock under the Landauer, Inc. Incentive Compensation Plan approved on February 7, 2008.

12.   EMPLOYEE BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

      Landauer maintains a 401(k) savings plan covering substantially all U.S. full-time employees. Qualified contributions made by employees to the plan are partially matched by the Company. The 401(k) savings plan was amended effective April 1, 2009 to enhance the Company's matching contribution, along with certain other changes. Employees of the Company's GPS subsidiary participate in a 401(k) savings plan which does not provide for an employer matching contribution.

      In fiscal 2009, the Company adopted a new supplemental defined contribution plan for certain executives, which allows participating executives to make voluntary deferrals and provides for employer contributions at the discretion of the Company. The Company also amended the terms of the chief executive officer's employment agreement to provide that a benefit of $1,324 be credited to his account in the plan to cancel his entitlement to additional benefits under the Company's former supplemental executive retirement plan.

      Amounts expensed for Company contributions under these plans during the fiscal years ended September 30, 2010, 2009 and 2008 were $1,101, $725, and $123, respectively. Distribution of the chief executive officer's additional benefit of $1,324 was made during October 2010.

DEFINED BENEFIT PLANS

      Historically the Company provided, to substantially all full-time employees in the United States, a qualified noncontributory defined benefit pension plan to provide a basic replacement income benefit upon retirement. For key executives, the basic benefit was supplemented with a supplemental executive retirement plan to address U.S. tax law limitations placed on the benefits under the qualified pension plan. The supplemental plan is not separately funded and costs of the plan are expensed annually. During 2009, the Company redesigned its retirement benefit plans for U.S.salaried employees to reflect a change in philosophy from a defined benefit structure to a defined contribution structure. As part of the redesign, the qualified noncontributory defined benefit pension plan and the supplemental executive retirement plan were amended to, among other changes, cease all benefit accruals under such plans.

      Landauer formerly maintained a directors' retirement plan that provides certain retirement benefits for non-employee directors. The directors' plan was terminated in January 1997 and benefits accrued under the retirement plan are frozen. The Company also maintains an unfunded retiree medical expense reimbursement plan. Under the terms of the plan, which covers retirees with ten or more years of service, the Company reimburses retirees to age 70, or to age 65 in accordance with plan changes effective October 1, 2005, for (i) a portion of the cost of coverage under the then-current medical and dental insurance plans if the retiree is under age 65, or (ii) all or a portion of the cost of Medicare and supplemental coverage if the retiree is over age 64. The assumptions for health-care cost ultimate trend rates were 6% for those younger than 65, and 5% for those 65 and older.

      Pensions for international employees are generally provided under government sponsored programs funded by employment taxes. The Company's subsidiaries in Europe maintain pension plans, in the amount of approximately $184 and $134 as of September 30, 2010 and 2009, respectively, which have not been included in the following tables.

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
                                    Pension Benefits        Other Benefits
                                   -------------------   -------------------
(Dollars in Thousands)               2010       2009       2010       2009
----------------------             --------   --------   --------   --------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at
  beginning of year. . . . . . . . $ 26,126   $ 19,860   $  1,150   $  1,134
Service cost . . . . . . . . . . .        -        977         52         40
Interest cost. . . . . . . . . . .    1,440      1,412         55         71
Effect of amendments, curtail-
  ments, settlements (1) . . . . .        -     (2,728)         -          -
Actuarial loss (gain). . . . . . .    2,060      7,364       (102)       (64)
Benefits paid. . . . . . . . . . .     (787)      (759)       (41)       (31)
                                   --------   --------   --------   --------
Benefit obligation at
  end of year. . . . . . . . . . .   28,839     26,126      1,114      1,150
                                   --------   --------   --------   --------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at
  beginning of year. . . . . . . .   20,016     12,163          -          -
Actual return on plan assets . . .    1,974      1,258          -          -
Employer contributions . . . . . .      310      7,354         41         31
Benefits paid. . . . . . . . . . .     (787)      (759)       (41)       (31)
                                   --------   --------   --------   --------
Fair value of plan assets at
  end of year. . . . . . . . . . .   21,513     20,016          -          -
                                   --------   --------   --------   --------
Funded status at end of year . . . $ (7,326)  $ (6,110)  $ (1,114)  $ (1,150)
                                   ========   ========   ========   ========

  (1) Represents benefit costs arising from the amendments and related curtailments and settlements to the Company's plans in the second quarter of fiscal 2009. Additional information is contained under the footnote "Net Defined Benefit Plan Curtailment Loss and Transition Costs" of this Annual Report on Form 10-K.

                                    Pension Benefits        Other Benefits
                                   -------------------   -------------------
(Dollars in Thousands)               2010       2009       2010       2009
----------------------             --------   --------   --------   --------
AMOUNTS RECOGNIZED IN
  CONSOLIDATED BALANCE SHEETS:
Current liabilities -
  accrued pension and
  postretirement costs . . . . . . $   (289)  $   (297)  $    (54)  $    (50)
Noncurrent liabilities -
  pension and  postretirement
  obligations. . . . . . . . . . .   (7,037)    (5,813)    (1,060)    (1,100)
                                   --------   --------   --------   --------
Net amount recognized. . . . . . . $ (7,326)  $ (6,110)  $ (1,114)  $ (1,150)
                                   ========   ========   ========   ========
AMOUNTS RECOGNIZED IN
  ACCUMULATED OTHER COMPREHEN-
  SIVE INCOME (LOSS):
Net loss (gain). . . . . . . . . . $  4,548   $  3,212   $    (56)  $     47
Prior service cost (credit). . . .        -          -       (111)      (222)
                                   --------   --------   --------   --------
Net amount recognized in
  accumulated other comprehen-
  sive income (loss) . . . . . . . $  4,548   $  3,212   $   (167)  $   (175)
                                   ========   ========   ========   ========

      As of September 30, 2010 and 2009, the accumulated benefit obligation for all defined benefit pension plans was $28,839 and $26,126, respectively. Information for pension plans with an accumulated benefit obligation in excess of plans assets as of September 30 is set forth in the following table:

      (Dollars in Thousands)                     2010         2009
      ----------------------                   --------     --------
      Projected benefit obligation . . . .     $ 28,839     $ 26,126
      Accumulated benefit obligation . . .       28,839       26,126
      Fair value of plan assets. . . . . .       21,513       20,016


      The components of net periodic benefit cost were as follows:

                                  Pension Benefits        Other Benefits
                              ----------------------  ----------------------
(Dollars in Thousands)         2010    2009    2008    2010    2009    2008
----------------------        ------  ------  ------  ------  ------  ------
Service cost . . . . . . . .  $    -  $  977  $1,084  $   52  $   40  $   43
Interest cost. . . . . . . .   1,440   1,412   1,347      55      71      68
Expected return on
  plan assets. . . . . . . .  (1,285)   (983)   (859)      -       -       -
Amortization of transition
  asset. . . . . . . . . . .       -       -       -       -       -       -
Amortization of prior
  service cost (credit). . .       -      45     149    (111)   (111)   (111)
Recognized net actuarial
  loss . . . . . . . . . . .      35       5       9       -       -      10
Special termination
  benefits . . . . . . . . .       -       -       -       -       -       -
Curtailment loss . . . . . .       -   1,350       -       -       -       -
Settlement gain. . . . . . .       -    (225)      -       -       -       -
                              ------  ------  ------  ------  ------  ------
Net periodic benefit cost. .  $  190  $2,581  $1,730  $   (4) $    -  $   10
                              ======  ======  ======  ======  ======  ======


      Other changes in plan assets and benefit obligations recognized in other comprehensive income, pre-tax, were as follows:

                                  Pension Benefits        Other Benefits
                                 -------------------   -------------------
(Dollars in Thousands)             2010       2009       2010       2009
----------------------           --------   --------   --------   --------
Net loss (gain). . . . . . . .   $  1,371   $  3,895   $   (102)  $    (64)
Amortization of net gain . . .        (35)        (5)         -          -
Prior service credit . . . . .          -       (689)         -          -
Amortization of prior
  service cost (credit). . . .          -        (45)       111        111
                                 --------   --------   --------   --------
Total recognized in other
  comprehensive income . . . .   $  1,336   $  3,156   $      9   $     47
                                 ========   ========   ========   ========
Total recognized in net
  periodic benefit cost
  and other comprehensive
  income . . . . . . . . . . .   $  1,526   $  5,737   $      5   $     47
                                 ========   ========   ========   ========

      The estimated pre-tax amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over the next fiscal year are:

                                                Pension      Other
      (Dollars in Thousands)                    Benefits    Benefits
      ----------------------                    --------    --------
      Net loss . . . . . . . . . . . . . . . .  $     92    $      -
      Prior service credit . . . . . . . . . .         -        (111)
                                                --------    --------
      Net amount expected to be
        recognized . . . . . . . . . . . . . .  $     92    $   (111)
                                                ========    ========

ASSUMPTIONS

      The weighted-average assumptions used to determine benefit obligations at September 30 were as follows:

                                  Pension Benefits        Other Benefits
                                 -------------------   -------------------
                                   2010       2009       2010       2009
                                 --------   --------   --------   --------
Discount rate. . . . . . . . .      5.08%      5.59%      5.08%      5.59%
Rate of compensation increase         na       3.50%        na       3.50%

      The weighted-average assumptions used to determine net periodic benefit cost for years ended September 30 were as follows:

                                  Pension Benefits        Other Benefits
                                 -------------------   -------------------
                                   2010       2009       2010       2009
                                 --------   --------   --------   --------
Discount rate. . . . . . . . .      5.59%      7.34%      5.59%      7.50%
Expected long-term return
  on plan assets . . . . . . .      6.50%      6.50%      6.50%      6.50%
Rate of compensation
  increase . . . . . . . . . .        na       3.50%        na       3.50%

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

      Assumed health care cost trend rates at September 30 were:

                                                   2010       2009
                                                 --------   --------
      Health care cost trend rate
          assumed for next year. . . . . . . . .      12%        12%
      Rate to which the cost trend rate
          is assumed to decline (the
          ultimate trend rate) . . . . . . . . .       6%         6%
      Year that the rate reaches the
          ultimate trend rate. . . . . . . . . .     2016       2015

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of September 30, 2010.

                                      1-Percentage-     1-Percentage-
      (Dollars in Thousands)         Point Increase    Point Decrease
      ----------------------         --------------    --------------
      Effect on aggregate of
        service and interest
        cost . . . . . . . . . . .         $     8           $   (7)
      Effect on postretirement
        benefit obligation . . . .         $    66           $  (60)

CONTRIBUTIONS

      The Company, under IRS minimum funding standards, is not required to make contributions to its defined benefit pension plan during fiscal 2011.

ESTIMATED FUTURE BENEFIT PAYMENTS

      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                               Pension       Other
      (Dollars in Thousands)                   Benefits     Benefits
      ----------------------                   --------     --------
      2011 . . . . . . . . . . . . . . . .     $    808     $     55
      2012 . . . . . . . . . . . . . . . .        1,043           50
      2013 . . . . . . . . . . . . . . . .        1,068           37
      2014 . . . . . . . . . . . . . . . .        1,211           31
      2015 . . . . . . . . . . . . . . . .        1,271           38
      Years 2016-2020. . . . . . . . . . .        7,898          175

PLAN ASSETS

      Landauer's pension plan weighted-average asset allocations by asset category at September 30 were:

                                                    Plan Assets at
                                                    September 30,
                                                 -------------------
      Asset Category                              2010         2009
      --------------                             ------       ------
      Fixed income . . . . . . . . . . . .          72%          75%
      Equity securities. . . . . . . . . .          26%          25%
      Cash equivalents . . . . . . . . . .           2%           0%
                                                 ------       ------
      Total. . . . . . . . . . . . . . . .         100%         100%
                                                 ======       ======

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

      FASB authoritative guidance defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. The guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. Fair value is the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date in the principal or most advantageous market for the asset or liability. Fair value measurements are determined by maximizing the use of observable inputs and minimizing the use of unobservable inputs. The hierarchy places the highest priority on unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurements) and gives the lowest priority to unobservable inputs (Level 3 measurements). The three levels of inputs within the fair value hierarchy are defined as follows:

      Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the Plan has the ability to access as of the measurement date.

      Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

      Level 3: Significant unobservable inputs that reflect the Plan's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

      In some cases, a valuation technique used to measure fair value may include inputs from multiple levels of the fair value hierarchy. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

      Plan assets measured at fair value on a recurring basis are summarized below:
                         Fair Value Measurements at September 30, 2010 Using
                        -----------------------------------------------------
                          Quoted Prices
                            in Active        Significant
                           Markets for          Other          Significant
                            Identical        Observable       Unobservable
                             Assets            Inputs            Inputs
(Dollars in Thousands)      (Level 1)         (Level 2)         (Level 3)
----------------------   ---------------   ---------------   ---------------
Asset Category:
  Money market
    accounts . . . . .     $      -          $    323         $      -
  Debt securities:
    Corporate bonds. .        7,136                 -                -
    Government bonds .          158                 -                -
    Registered invest-
      ment companies .        8,325                 -                -
  Equity securities:
    Domestic . . . . .        4,495                 -                -
    International. . .        1,076                 -                -
                           --------          --------         --------
Total assets at
  fair value . . . . .     $ 21,190          $    323         $      -
                           ========          ========         ========

13.   COMMITMENTS AND CONTINGENCIES

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of September 30, 2010, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.


14.   STOCK-BASED COMPENSATION

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

RESTRICTED SHARE AWARDS

      Restricted share awards consist of performance shares and time vested restricted stock. Expense related to performance shares and restricted stock is recognized ratably over the vesting period. Restricted stock issued to eligible employees and directors under the Plans vests, to date, over a period from 6 months to 5 years, and performance shares contingently vest over various periods, depending on the nature of the performance goal. Restricted share transactions during fiscal 2010 were as follows:

                                               Number of       Weighted-
                                               Restricted       Average
                                              Share Awards       Fair
                                             (in Thousands)      Value
                                             --------------    ---------
      Outstanding at October 1, 2009 . . . . .        72        $ 59.89
      Granted. . . . . . . . . . . . . . . . .        54          61.51
      Vested . . . . . . . . . . . . . . . . .        (4)         53.13
      Forfeited. . . . . . . . . . . . . . . .        (1)         62.36
                                                    ----        -------
      Outstanding at September 30, 2010. . . .       121        $ 60.81
                                                    ====        =======

      As of September 30, 2010, unrecognized compensation expense related to restricted share awards totaled $4,008 and is expected to be recognized over a weighted average period of 1.6 years. The total fair value of shares vested during fiscal 2010, 2009 and 2008 was $199, $2,442 and $986, respectively.

STOCK OPTIONS

      Expense related to stock options issued to eligible employees and directors under the Plans is recognized ratably over the vesting period. Stock options generally vest over a period of 0 to 4 years and have 10-year contractual terms. A summary of stock option activity during fiscal 2010 is presented below:

                                                  Weighted-
                                   Weighted-       Average        Aggregate
                    Number of       Average       Remaining       Intrinsic
                     Options       Exercise      Contractual        Value
                 (in Thousands)      Price      Term (Years)   (in Thousands)
                 --------------  -------------  -------------  --------------
Outstanding at
  October 1,
  2009 . . . . .        139         $45.06
Exercised. . . .        (46)         41.55
                     ------         ------
Outstanding at
  September 30,
  2010 . . . . .         93         $45.10              4          $1,631
                     ======         ======         ======          ======
Exercisable at
  September 30,
  2010 . . . . .         93         $45.10              4          $1,631
                     ======         ======         ======          ======

      As of September 30, 2010, all outstanding stock options were vested and compensation expense related to stock options was recognized. The Company has not granted stock options subsequent to fiscal 2005. The intrinsic value of options exercised totaled $1,062, $401 and $2,273 during fiscal 2010, 2009 and 2008, respectively. The total income tax benefit recognized in the consolidated statements of income related to the exercise of stock options was $388, $145 and $915 during fiscal 2010, 2009 and 2008, respectively.


15.   GEOGRAPHIC INFORMATION

      The Company provides its services primarily to customers in the United States, as well as to customers in other geographic markets. The Company does not have any significant long-lived assets in foreign countries. The following table shows the geographical distribution of revenues for the fiscal years ended September 30:

(Dollars in Thousands)                        2010        2009        2008
----------------------                      --------    --------    --------
Domestic . . . . . . . . . . . . . . . .    $ 83,978    $ 69,666    $ 66,663
Europe . . . . . . . . . . . . . . . . .      18,311      13,743      14,581
Other countries. . . . . . . . . . . . .      12,078      10,418       8,710
                                            --------    --------    --------
Consolidated revenues. . . . . . . . . .    $114,367    $ 93,827    $ 89,954
                                            ========    ========    ========

      Revenues of Nagase-Landauer, Ltd., the Company's joint venture in Japan, are not consolidated and are not included in the above table. Revenues of Nagase-Landauer, Ltd. for fiscal 2010, 2009 and 2008 were $22,513, $20,886 and $19,235, respectively. Additional information on Nagase-Landauer, Ltd. is contained under the footnote "Equity in Joint Venture" of this Annual Report on Form 10-K.

16.   SEGMENT INFORMATION

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

      The Medical Physics segment provides therapeutic and imaging physics services to domestic hospitals and radiation therapy centers. Service offerings include clinical physics support, equipment commissioning, accreditation support and imaging equipment testing. These professional services are provided to customers on-site by skilled physicists. Medical physics services are provided through the Company's GPS subsidiary.

      The Company evaluates performance of the individual segments based upon, among other metrics, segment operating income or loss. Segment operating income or loss is segment revenue less segment cost of sales and segment selling, general and administrative expense. Given the recent addition of the Medical Physics segment, the Company currently does not perform allocations between the segments. Corporate expenses for shared functions, including corporate management, corporate finance and human resources, are recognized in the Radiation Monitoring segment where they have historically been reported. In addition, acquisition and reorganization costs are not allocated to the segments. Information about net other income, including interest income and expense, and income taxes is not provided at the segment level. As the operational integration activities of the Medical Physics segment progress, including transaction processing, human resources and benefits administration, and sales and marketing activities, the Company expects to re-evaluate the allocation of costs if or when these costs become material.

      The following tables summarize financial information for each reportable segment for the years ended September 30:

                                                         2010
                                           ----------------------------------
                                           Radiation    Medical     Consoli-
(Dollars in Thousands)                     Monitoring   Physics      dated
----------------------                     ----------  ----------  ----------
Revenues . . . . . . . . . . . . . . . .    $100,334    $ 14,033    $114,367
Operating income (loss). . . . . . . . .      35,563        (926)     34,637
Depreciation and amortization. . . . . .       6,063         618       6,681
Capital expenditures for property,
  plant & equipment. . . . . . . . . . .      15,518         460      15,978

                                                         2009
                                           ----------------------------------
                                           Radiation    Medical     Consoli-
(Dollars in Thousands)                     Monitoring   Physics      dated
----------------------                     ----------  ----------  ----------
Revenues . . . . . . . . . . . . . . . .    $ 93,827    $      -    $ 93,827
Operating income . . . . . . . . . . . .      32,518           -      32,518
Depreciation and amortization. . . . . .       5,845           -       5,845
Capital expenditures for
  property, plant & equipment. . . . . .       9,126           -       9,126


                                                         2008
                                           ----------------------------------
                                           Radiation    Medical     Consoli-
(Dollars in Thousands)                     Monitoring   Physics      dated
----------------------                     ----------  ----------  ----------
Revenues . . . . . . . . . . . . . . . .    $ 89,954    $      -    $ 89,954
Operating income . . . . . . . . . . . .      34,075           -      34,075
Depreciation and amortization. . . . . .       6,753           -       6,753
Capital expenditures for
  property, plant & equipment. . . . . .       7,533           -       7,533


      (Dollars in Thousands)                     2010         2009
      ----------------------                   --------     --------
      Segment assets:
          Radiation Monitoring . . . . . .     $121,908     $125,205
          Medical Physics. . . . . . . . .       28,788            -
                                               --------     --------
      Total assets . . . . . . . . . . . .     $150,696     $125,205
                                               ========     ========

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To Stockholders and Board of Directors of Landauer, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Landauer, Inc. and its subsidiaries at September 30, 2010 and September 30, 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

      As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in fiscal 2010.

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





/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, IL
December 13, 2010

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") (the Company's principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures as of September 30, 2010 were effective.

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

      Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company's internal control over financial reporting was effective as of September 30, 2010. The effectiveness of the Company's internal control over financial reporting as of September 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears under Item 8 of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      The Company extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include acquisitions as of September 30, 2010. There have been no other changes in the Company's internal control over financial reporting that occurred during the quarterly period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION

      None.

                                   PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      Information pursuant to this Item relating to the directors of the Company, contained under the headings "Election of Directors", "Beneficial Ownership of Common Stock", and "Process for Nominating Directors" in the Proxy Statement, is incorporated herein by reference. Information pursuant to this Item relating to the officers of the Company, contained under the heading "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K, is incorporated herein by reference.

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

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

(1) Financial Statements - The financial statements of Landauer listed under Item 8 herein.
(2)   Financial Statement Schedules - None.
(3)   Exhibits - The following exhibits:

(3)(a) Certificate of Incorporation of the Registrant, as amended through February 4, 1993, is incorporated by reference to Exhibit (3)(a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
(3)(b) By-laws of the Registrant, as amended and restated effective February 5, 2009, are incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated February 5, 2009.
(4)(a) Specimen common stock certificate of the Registrant incorporated by reference to Exhibit (4)(a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1997.
(10)(a) The Landauer, Inc. 1996 Equity Plan, as amended and restated through November 8, 2001, is incorporated by reference to Exhibit (10)(a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2002.
(10)(b) Amendment No. 1 to the Landauer, Inc. 1996 Equity Plan, as amended and restated through November 8, 2001, is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(10)(c) Liability Assumption and Sharing Agreement among Tech/Ops, Inc., Tech/Ops Sevcon, Inc., and the Registrant is incorporated by reference to Exhibit (10)(d) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
(10)(d) Form of Indemnification Agreement between the Registrant and each of its directors is incorporated by reference to Exhibit (10)(e) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
(10)(e) Landauer, Inc. Directors' Retirement Plan dated March 21, 1990 is incorporated by reference to Exhibit(10)(f) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
(10)(f) Form of Supplemental Key Executive Retirement Plan of Landauer, Inc., as amended and restated effective October 1, 2003, is incorporated by reference to Exhibit (10)(e) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
(10)(g) The Landauer, Inc. Incentive Compensation Plan for Executive Officers is incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10-K for the fiscal year ended
             September 30, 2000.
(10)(h) The Landauer, Inc. 1997 Non-Employee Director's Stock Option Plan, as amended and restated through November 8, 2001, is incorporated by reference to Exhibit (10)(g) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
(10)(i) Amendment No. 1 to the Landauer, Inc. 1997 Non-Employee Director's Stock Option Plan, as amended and restated through November 8, 2001, is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(10)(j) Employment agreement dated February 29, 1996 between the Registrant and R. Craig Yoder is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1998.
(10)(k) The Landauer, Inc. Executive Special Severance Plan as amended and restated on November 12, 2009 as attached hereto as Exhibit (10)(k).

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

(10)(ac) Amendment dated as of May 1, 2009 to the Employment Agreement between the Registrant and William E. Saxelby is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 1, 2009.
(10)(ad) First Amendment, dated June 17, 2009, to Loan Agreement between Landauer, Inc. and U.S. Bank, N.A. is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated
             June 17, 2009.
(10)(ae) Second Amendment, dated February 12, 2010, to Loan Agreement between Landauer, Inc., Global Physics Solutions, Inc. and U.S. Bank, N.A. is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 17, 2010.
(10)(af) Third Amendment, effective October 31, 2010, to Loan Agreement between Landauer, Inc., Global Physics Solutions, Inc. and U.S. Bank, N.A. is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 17, 2010.

(21)         Subsidiaries of the registrant are:

                   Gammadata Matteknik AB (100%)
                   Uppsala, Sweden

                   Global Physics Solutions, Inc. (100%)
                   Glenwood, Illinois

                   HomeBuyer's Preferred, Inc. (100%)
                   Glenwood, Illinois

                   Landauer-Europe, Ltd. and subsidiary (100%)
                   Paris, France
                   Oxford, United Kingdom

                   Landauer Persondosimetri AB (100%)
                   Solna, Sweden

                   SAPRA-Landauer, Ltda. (75%)
                   Sao Carlos - SP, Brazil

                   Beijing-Landauer, Ltd. (70%)
                   Beijing, P.R. China

                   ALSA Dosimetria, S. de R.L. de C.V. (56.25%)
                   Mexico City, Mexico

                   Landauer Australasia Pty Ltd. (51%)
                   Sydney, Australia

                   Nagase-Landauer, Ltd. (50%)
                   Tokyo, Japan

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

                         LANDAUER, INC.


                         By:   /s/ William E. Saxelby   December 13, 2010
                               -----------------------
                               William E. Saxelby
                               President and
                               Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                         Title                      Date
      ---------                         -----                      ----


/s/ William E. Saxelby         President and Director       December 13, 2010
-------------------------   (Principal Executive Officer)
William E. Saxelby


/s/ Jonathon M. Singer         Senior Vice President,       December 13, 2010
-------------------------      Treasurer and Secretary
Jonathon M. Singer            (Principal Financial and
                                 Accounting Officer)


/s/ Robert J. Cronin                  Director              December 13, 2010
-------------------------
Robert J. Cronin


/s/ William G. Dempsey                Director              December 13, 2010
-------------------------
William G. Dempsey


/s/ Michael T. Leatherman             Director              December 13, 2010
-------------------------
Michael T. Leatherman


/s/ David E. Meador                   Director              December 13, 2010
-------------------------
David E. Meador


/s/ Stephen C. Mitchell               Director              December 13, 2010
-------------------------
Stephen C. Mitchell


/s/ Thomas M. White                   Director              December 13, 2010
-------------------------
Thomas M. White


                                         QUARTERLY FINANCIAL DATA (UNAUDITED)


(Amounts in Thousands,                                   First      Second        Third      Fourth        Total
Except per Share)                                       Quarter     Quarter      Quarter     Quarter       Year
----------------------                                  -------     -------      -------     -------     --------
Net revenues                      2010                  $27,234     $31,806      $26,255     $29,072     $114,367
                                  2009                  $22,438     $24,954      $23,468     $22,967     $ 93,827

Gross profit                      2010                  $17,078     $19,987      $16,067     $16,757     $ 69,889
                                  2009                  $15,298     $16,575      $15,594     $15,594     $ 63,061

Operating income (1, 2)           2010                  $ 7,757     $11,436      $ 7,959     $ 7,485     $ 34,637
                                  2009                  $ 8,805     $ 7,162      $ 8,982     $ 7,569     $ 32,518

Net income                        2010                  $ 5,127     $ 7,811      $ 6,180     $ 4,556     $ 23,674
                                  2009                  $ 6,142     $ 5,428      $ 6,546     $ 5,250     $ 23,366

Diluted net income per            2010                  $  0.55     $  0.83      $  0.66     $  0.48     $   2.52
  share (1, 2)                    2009                  $  0.66     $  0.58      $  0.70     $  0.56     $   2.49

Cash dividends per share          2010                  $0.5375     $0.5375      $0.5375     $0.5375     $   2.15
                                  2009                  $ 0.525     $ 0.525      $ 0.525     $ 0.525     $   2.10

Common stock price per            2010        high      $ 64.50     $ 67.29      $ 71.71     $ 65.66     $  71.71
  share                                        low      $ 50.26     $ 54.99      $ 55.84     $ 54.40     $  50.26
                                  2009        high      $ 74.51     $ 73.99      $ 63.00     $ 68.96     $  74.51
                                               low      $ 46.82     $ 46.08      $ 49.37     $ 52.17     $  46.08

Weighted average diluted          2010                    9,311       9,353        9,365       9,371        9,349
  shares outstanding              2009                    9,310       9,328        9,347       9,393        9,366


 (1)  Includes pension curtailment and transition costs of $2,236, reducing net income by $1,478 (after income tax benefit of $758) or $0.16 per diluted share, and reorganization charges of $416, reducing net income by $275
      (after income tax benefit of $141) or $0.03 per diluted share in fiscal 2009.

 (2)  Includes acquisition and reorganization costs, in connection with the Company's acquisitions during the first and third fiscal quarters, of $2,028, reducing net income by $1,607 (after income tax benefit of $421)
      or $0.17 per diluted share in fiscal 2010.





                                                          73
