Form 10-Q
period 2010-12-31
LANDAUER INC
filed 2011-02-08
CIK 825410

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

      [ X ]   QUARTERLY REPORT pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


              For the quarterly period ended December 31, 2010

                                     or

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).  Yes [  ]   No  [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                   Outstanding at February 1, 2011
      ----------------------------        -------------------------------
      Common stock, $.10 par value                 9,410,930

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                       LANDAUER, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (Unaudited)



                                           December 31,    September 30,
(Dollars in Thousands)                        2010             2010
----------------------                     ------------    -------------

ASSETS
------

Current assets:
    Cash and cash equivalents. . . . . . . .   $  9,186         $  7,659
    Receivables, net of allowances
      of $877 and $852, respectively . . . .     22,728           23,702
    Inventories. . . . . . . . . . . . . . .      7,424            6,865
    Prepaid income taxes . . . . . . . . . .      1,257            5,403
    Prepaid expenses and other
      current assets . . . . . . . . . . . .      2,444            2,528
                                               --------         --------
Current assets . . . . . . . . . . . . . . .     43,039           46,157
                                               --------         --------

Property, plant and equipment, at cost . . .     88,032           85,306
Accumulated depreciation and amortization. .    (46,614)         (45,491)
                                               --------         --------
Net property, plant and equipment. . . . . .     41,418           39,815
                                               --------         --------

Equity in joint ventures . . . . . . . . . .      8,544            8,446
Goodwill . . . . . . . . . . . . . . . . . .     39,299           39,268
Intangible assets, net of accumulated
  amortization of $5,602 and $5,374,
  respectively . . . . . . . . . . . . . . .      9,802           10,002
Dosimetry devices, net of accumulated
  amortization of $9,194 and $8,894,
  respectively . . . . . . . . . . . . . . .      5,635            5,569
Other assets . . . . . . . . . . . . . . . .      3,372            1,439
                                               --------         --------
Assets . . . . . . . . . . . . . . . . . . .   $151,109         $150,696
                                               ========         ========





















 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
              Consolidated Balance Sheets (Unaudited) (Cont'd.)


                                           December 31,    September 30,
(Dollars in Thousands)                        2010             2010
----------------------                     ------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable . . . . . . . . . . . .   $  4,639         $  7,180
    Dividends payable. . . . . . . . . . . .      5,259            5,143
    Deferred contract revenue. . . . . . . .     14,284           14,305
    Short-term debt. . . . . . . . . . . . .     14,992           12,504
    Accrued compensation and
      related costs. . . . . . . . . . . . .      4,451            5,923
    Other accrued expenses . . . . . . . . .      4,720            4,497
                                               --------         --------
Current liabilities. . . . . . . . . . . . .     48,345           49,552
                                               --------         --------

Non-current liabilities:
    Pension and postretirement
      obligations. . . . . . . . . . . . . .     10,285           10,089
    Deferred income taxes. . . . . . . . . .      9,830            9,934
    Other non-current liabilities. . . . . .      1,601            1,418
                                               --------         --------
Non-current liabilities. . . . . . . . . . .     21,716           21,441
                                               --------         --------

Stockholders' equity:
    Preferred stock, $.10 par value per
      share, authorized 1,000,000 shares;
      none issued. . . . . . . . . . . . . .         --               --
    Common stock, $.10 par value per share,
      authorized 20,000,000 shares;
      9,481,043 and 9,452,765 shares issued
      and outstanding at December 31, 2010
      and September 30, 2010, respectively .        948              945
    Additional paid in capital . . . . . . .     33,207           32,688
    Accumulated other comprehensive loss . .       (554)            (783)
    Retained earnings. . . . . . . . . . . .     46,589           45,940
                                               --------         --------
Landauer, Inc. stockholders' equity. . . . .     80,190           78,790
Noncontrolling interest. . . . . . . . . . .        858              913
                                               --------         --------
Stockholders' equity . . . . . . . . . . . .     81,048           79,703
                                               --------         --------
Liabilities and Stockholders' Equity . . . .   $151,109         $150,696
                                               ========         ========
















 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
                Consolidated Statements of Income (Unaudited)


                                                   Three Months Ended
                                                      December 31,
                                               --------------------------
(Dollars in Thousands, Except per Share)          2010          2009
----------------------------------------       ------------  ------------

Net revenues . . . . . . . . . . . . . . . . . .   $ 28,438      $ 27,234

Costs and expenses:
    Cost of sales. . . . . . . . . . . . . . . .     11,083        10,156
    Selling, general and administrative. . . . .      9,131         7,804
    Acquisition and reorganization costs . . . .         97         1,517
                                                   --------      --------
Costs and expenses . . . . . . . . . . . . . . .     20,311        19,477
                                                   --------      --------

Operating income . . . . . . . . . . . . . . . .      8,127         7,757
Equity in income of joint ventures . . . . . . .        511           496
Other income, net. . . . . . . . . . . . . . . .         92             5
                                                   --------      --------

Income before taxes. . . . . . . . . . . . . . .      8,730         8,258
Income taxes . . . . . . . . . . . . . . . . . .      2,737         3,017
                                                   --------      --------
Net income . . . . . . . . . . . . . . . . . . .      5,993         5,241
Less:  Net income attributed to
  noncontrolling interest. . . . . . . . . . . .        174           114
                                                   --------      --------
Net income attributed to Landauer, Inc.. . . . .   $  5,819      $  5,127
                                                   ========      ========
Net income per share attributable to
  Landauer, Inc. shareholders:
      Basic. . . . . . . . . . . . . . . . . . .   $   0.62      $   0.55
      Weighted average basic shares
        outstanding. . . . . . . . . . . . . . .      9,319         9,274
                                                   ========      ========

      Diluted. . . . . . . . . . . . . . . . . .   $   0.62      $   0.55
      Weighted average diluted shares
        outstanding. . . . . . . . . . . . . . .      9,365         9,311
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

                                          LANDAUER, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Stockholders' Equity
                                       and Comprehensive Income (Unaudited)

                                    Landauer, Inc. Stockholders' Equity
                            -----------------------------------------------------
                                                            Accumulated
                                                              Other
                                                              Compre-                           Total     Compre-
                             Common              Additional   hensive                  Non-     Stock-    hensive
                             Stock      Common    Paid In     Income     Retained  controlling  holders'  Income
(Dollars in Thousands)       Shares     Stock     Capital     (Loss)     Earnings   Interest    Equity    (Loss)
----------------------     ----------  --------  ---------- -----------  --------  ----------- --------  --------
BALANCE SEPTEMBER 30,
  2010 . . . . . . . . . .  9,452,765     $ 945   $ 32,688      $ (783)  $ 45,940       $ 913   $79,703
Stock-based compensation
  arrangements . . . . . .     28,278         3        519          --         --          --       522
Dividends. . . . . . . . .        --         --         --          --     (5,170)       (241)   (5,411)
Net income . . . . . . . .        --         --         --          --      5,819         174     5,993   $ 5,993
Foreign currency transla-
  tion adjustment. . . . .        --         --         --         231         --          12       243       243
Defined benefit pension
  and postretirement
  plans activity . . . . .        --         --         --          (2)        --          --        (2)       (2)
                           ----------     -----   --------     -------   --------       -----  --------   -------
Comprehensive Income . . .                                                                                $ 6,234
                                                                                                          =======
BALANCE DECEMBER 31,
  2010 . . . . . . . . . .  9,481,043     $ 948   $ 33,207     $  (554)  $ 46,589       $ 858  $ 81,048
                           ==========     =====   ========     =======   ========       =====  ========























                                          LANDAUER, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Stockholders' Equity
                                 and Comprehensive Income (Unaudited) (Continued)


                                    Landauer, Inc. Stockholders' Equity
                            -----------------------------------------------------
                                                            Accumulated
                                                              Other
                                                              Compre-                           Total     Compre-
                             Common              Additional   hensive                  Non-     Stock-    hensive
                             Stock      Common    Paid In     Income     Retained  controlling  holders'  Income
(Dollars in Thousands)       Shares     Stock     Capital     (Loss)     Earnings   Interest    Equity    (Loss)
----------------------     ----------  --------  ---------- -----------  --------  ----------- --------  --------

BALANCE SEPTEMBER 30,
  2009 . . . . . . . . . .  9,381,098     $ 938   $ 30,834     $  (515)  $ 42,504       $ 693  $ 74,454
Stock-based compensation
  arrangements . . . . . .     50,856         5        299          --         --          --       304
Dividends. . . . . . . . .        --         --         --          --     (5,026)       (229)   (5,255)
Net income . . . . . . . .        --         --         --          --      5,127         114     5,241   $ 5,241
Foreign currency transla-
  tion adjustment. . . . .        --         --         --        (493)        --           7      (486)     (486)
Defined benefit pension
  and postretirement
  plans activity . . . . .        --         --         --         (16)        --          --       (16)      (16)
                           ----------     -----   --------     -------   --------       -----  --------   -------
Comprehensive Income . . .                                                                                $ 4,739
                                                                                                          =======
BALANCE DECEMBER 31,
  2009 . . . . . . . . . .  9,431,954     $ 943   $ 31,133     $(1,024)  $ 42,605       $ 585  $ 74,242
                           ==========     =====   ========     =======   ========       =====  ========
















                    The accompanying notes are an integral part of these financial statements.

                                                         6

                       LANDAUER, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Unaudited)


                                                   Three Months Ended
                                                      December 31,
                                               --------------------------
(Dollars in Thousands)                            2010          2009
----------------------                         ------------  ------------
Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . . . .   $  5,993      $  5,241

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization. . . . . . . .      1,798         1,546
    Equity in net income of joint ventures . . .       (511)         (496)
    Dividends from joint ventures. . . . . . . .        911         1,104
    Stock-based compensation and related net
      tax benefits . . . . . . . . . . . . . . .        429           703
    Decrease in accounts receivable, net . . . .        920           826
    Decrease (increase) in prepaid taxes . . . .      4,394          (702)
    Other operating assets, net. . . . . . . . .     (1,316)         (447)
    (Decrease) increase in accounts payable
      and other accrued liabilities. . . . . . .     (3,954)        1,513
    Decrease in deferred contract revenue. . . .        (31)       (1,137)
    Other operating liabilities, net . . . . . .        315           337
                                                   --------      --------
Net cash provided by operating activities. . . .      8,948         8,488
                                                   --------      --------

Cash flows used by investing activities:
    Acquisition of property, plant and
      equipment. . . . . . . . . . . . . . . . .     (2,767)       (4,514)
    Acquisition of joint ventures and
      businesses, net of cash acquired . . . . .       (245)      (29,783)
    Purchase of investment securities. . . . . .     (1,761)           --
                                                   --------      --------
Net cash used by investing activities. . . . . .     (4,773)      (34,297)
                                                   --------      --------

Cash flows used by financing activities:
    Net borrowings on revolving credit
      facility . . . . . . . . . . . . . . . . .      2,485        18,000
    Dividends paid to stockholders . . . . . . .     (5,052)       (9,985)
    Dividends paid to noncontrolling interest. .       (241)         (229)
    Proceeds from the exercise of stock
      options. . . . . . . . . . . . . . . . . .         91            --
    Excess tax benefit from stock-based
      compensation arrangements. . . . . . . . .         20           242
                                                   --------      --------
Net cash provided (used) by financing
  activities . . . . . . . . . . . . . . . . . .     (2,697)        8,028
                                                   --------      --------

Effects of foreign currency translation. . . . .         49          (199)
                                                   --------      --------

Net increase (decrease) in cash
  and cash equivalents . . . . . . . . . . . . .      1,527       (17,980)
Opening balance - cash and cash equivalents. . .      7,659        36,493
                                                   --------      --------
Ending balance - cash and cash equivalents . . .   $  9,186      $ 18,513
                                                   ========      ========





 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (Unaudited)
                              December 31, 2010
                           (Dollars in thousands)


(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or "the Company"), including businesses acquired and investments in joint ventures as of the effective date of the transactions.

      The results of operations for the three month periods ended
December 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. The September 30, 2010 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair statement of such financial statements. Certain reclassifications have been made in the financial statements for comparative purposes. These reclassifications have no effect on the results of operations or financial position.

      These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2010 and other financial information filed with the Securities and Exchange Commission (the "SEC").

      The accounting policies followed by the Company are set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2010.

There have been no changes to the accounting policies for the three month period ended December 31, 2010.


(2)   BUSINESS COMBINATIONS

      ACQUISITION OF GLOBAL PHYSICS SOLUTIONS, INC.

      On November 9, 2009, Landauer, Inc. completed the acquisition of all of the issued and outstanding capital stock of Global Physics Solutions, Inc. ("GPS") for $22,000. GPS is a nationwide service provider of clinical physics support, equipment commissioning and accreditation support, and imaging equipment testing. The Company completed the acquisition of GPS as a platform to expand into the medical physics services market and reports the operating results in the Medical Physics reporting segment.

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

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2010


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
                                                         --------
      Total assets acquired and liabilities assumed. . . $ 22,000
                                                         ========

      The excess of the consideration transferred over the fair value of the net tangible and intangible assets acquired resulted in goodwill of $17,380, which is attributable primarily to the value of the acquired assembled workforce and GPS' position as a leading provider in a large fragmented growth market. The goodwill has been assigned to the Medical Physics reporting segment. Approximately $4,230 of goodwill is expected to be deductible for income tax purposes. The Company acquired a tradename in the amount of $900 which has an indefinite life, and $4,400 of customer relationships which are being amortized over 15 years.

      In accordance with the business combinations authoritative guidance adopted by the Company effective October 1, 2009, the Company expensed acquisition related transaction and reorganization costs of $1,343 during the first quarter of fiscal 2010 in connection with the purchase of GPS. The acquired business's revenues of $2,145 and loss of $119 were recognized in the Company's consolidated financial statements for the period from November 1, 2009 to December 31, 2009. The revenues and results of operations of GPS from November 1 to the date of acquisition, November 9, were not material to the consolidated financial statements.

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

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2010


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

      The Company expensed acquisition related transaction and reorganization costs of $174 during the first quarter of fiscal 2010 for these acquisitions. The acquired businesses contributed revenues of $1,261 and earnings of $391 to the Company for the period from their respective dates of acquisition to December 31, 2009.

      UNAUDITED PROFORMA RESULTS

      The acquired businesses were recognized in the Company's unaudited consolidated financial statements for the first quarter of fiscal 2011. The following unaudited proforma summary presents consolidated information of the Company as if these business combinations had occurred as of October 1, 2009.

                                                 Three Months Ended
                                                  December 31, 2009
                                            -----------------------------
                                            Landauer, Inc.  Landauer, Inc.
                                               Actual          Proforma
                                           --------------   --------------
Revenues . . . . . . . . . . . . . . . . . .     $ 27,234        $ 30,558
Net income attributed to Landauer, Inc.. . .        5,127           6,228

      The proforma results for the three months ended December 31, 2009 include: estimated interest expense in connection with debt financing of the acquisitions; elimination of pretax acquisition and reorganization costs of $1,517; the estimated amortization of intangibles; and the income tax impact of these adjustments. The unaudited proforma information is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been effective as of the beginning of the period presented.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2010


(3)   ACQUISITION AND REORGANIZATION COSTS

      Acquisition and reorganization costs for the three months ended December 31, 2010 and 2009 were $97 and $1,517, respectively. In fiscal 2011, such expenses were related to the establishment of an unconsolidated joint venture in Turkey. In fiscal 2010, such expenses were primarily for professional fees with accounting, financial, legal and tax advisors to support the due diligence, transaction structure and accounting for the acquisitions described under the footnote "Business Combinations". In addition, the fiscal 2010 charges included $250 in reorganization costs for severance to support changes in selected roles in the GPS organization.


(4)   GOODWILL AND OTHER INTANGIBLE ASSETS

      Changes in the carrying amount of goodwill, by reportable segment, for the three months ended December 31, 2010 were as follows:

                                         Radiation     Medical
                                         Monitoring    Physics      Total
                                         ----------   --------    --------
Goodwill at September 30, 2010 . . . .    $ 20,556    $ 18,712    $ 39,268
Effects of foreign currency. . . . . .          31          --          31
                                          --------    --------    --------
Goodwill at December 31, 2010. . . . .    $ 20,587    $ 18,712    $ 39,299
                                          ========    ========    ========

      Other intangible assets consisted of the following:

                                December 31, 2010      September 30, 2010
                             ----------------------  ----------------------
                              Gross                   Gross
                             Carrying  Accumulated   Carrying  Accumulated
                              Amount   Amortization   Amount   Amortization
                             --------  ------------  --------  ------------
Customer lists . . . . . .   $ 13,027      $  4,743  $ 13,025      $  4,523
Trademarks and
  tradenames . . . . . . .      1,022            --     1,022            --
Licenses and patents . . .        779           302       752           294
Other intangibles. . . . .        576           557       577           557
                             --------      --------  --------      --------
Intangible assets. . . . .   $ 15,404      $  5,602  $ 15,376      $  5,374
                             ========      ========  ========      ========

      No impairment of goodwill or other intangible assets was recorded as of December 31, 2010.


(5)   FAIR VALUE MEASUREMENTS

      Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. A fair value hierarchy with three tiers has been established to prioritize the inputs to valuation

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2010


techniques used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. Level 1 inputs include quoted prices in active markets for identical assets and liabilities. Level 2 inputs consist of observable inputs other than quoted prices in active markets or indirectly observable through corroboration with observable market data. Level 3 inputs are not observable in the market and include management's own judgments about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

      As of December 31, 2010, the Company's financial assets measured and recorded at fair value on a recurring basis were comprised of investments in trading securities in the amount of $1,960, which are reported in other long-term assets. The investments are held in a Rabbi trust for benefits under the Company's deferred compensation plan. Under the plan, participants designate investment options to serve as the basis for measurement of the notional value of their accounts. The investments include a money market fund and mutual funds that are publicly traded. The fair values of the shares or underlying securities of these funds are based on quoted market prices and, therefore, are categorized as Level 1 in the fair value hierarchy.

      Financial assets measured at fair value on a recurring basis are summarized below:

                                          Fair Value Measurements
                                        at December 31, 2010 Using
                                -------------------------------------------
                                Quoted Prices
                                  in Active     Significant
                                 Markets for       Other       Significant
                                  Identical     Observable    Unobservable
                                   Assets         Inputs         Inputs
                                  (Level 1)      (Level 2)      (Level 3)
                                -------------  -------------  -------------
Asset Category:
    Cash equivalents . . . . .       $     29      $     --       $    --
    Mutual funds . . . . . . .          1,931            --            --
                                     --------      ---------      --------
Total financial assets
  at fair value. . . . . . . .       $  1,960      $     --       $    --
                                     ========      =========      ========


(6)   INCOME TAXES

      The effective tax rate was 31.4% compared with 36.5% for the first fiscal quarter of 2011 and 2010, respectively. The decline in effective tax rate was due primarily to the realization of R&D tax credits in the 2011 quarter recognized with the passage of recent tax legislation and the non-deductibility of certain acquisition related costs in fiscal 2010.

      As of December 31, 2010, the Company's U.S. income tax returns for fiscal 2007 and subsequent years remain subject to examination by the Internal Revenue Service ("IRS"). The Company is not currently under audit by the IRS. State income tax returns generally have statute of limitations for periods between three and four years from the date of filing. During December 2010, the French government completed the audit of fiscal years 2007, 2008, and 2009 without any material impact to the financial statements. The Company's other foreign operations have statute of limitations on the examination of tax returns for periods between two and eight years.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2010


      On January 13, 2011 Illinois enacted legislation that increases the corporate income tax rate by 2.2%, from 4.8% to 7%, effective January 1, 2011. The Company does not expect the increase to have a significant impact on the Company's income tax liability.


(7)   CASH DIVIDENDS

      On November 26, 2010, the Company declared a regular quarterly cash dividend in the amount of $0.55 per share for the first quarter of fiscal 2011. The dividends were funded on January 3, 2011 and were paid to shareholders of record as of December 10, 2010. Regular quarterly cash dividends of $0.5375 per share, or $2.15 annually, were declared during fiscal 2010.

      Dividends on time based restricted stock awards issued to employees and non-employee directors are eligible for dividends at the same rate paid to shareholders. The Company accrues for dividends on performance stock awards, which will be paid upon the vesting, in various future periods of the related restricted performance stock awards assuming the performance criteria set forth in the agreements relating to such awards are met.


(8)   ACCUMULATED OTHER COMPREHENSIVE LOSS

      The components of accumulated other comprehensive loss included in the accompanying unaudited consolidated balance sheets consist of defined benefit pension and postretirement plan adjustments for net gains, losses and prior service costs, net defined benefit plan curtailment loss and cumulative foreign currency translation adjustments. The following table sets forth the balances in accumulated other comprehensive loss for the periods ended:

                                             December 31,  September 30,
                                                 2010           2010
                                             ------------  -------------
Foreign currency translation adjustments . .    $  2,231       $  2,000
Defined benefit pension and
  postretirement plans activity. . . . . . .      (2,785)        (2,783)
                                                --------       --------
Total accumulated other comprehensive
  loss . . . . . . . . . . . . . . . . . . .    $   (554)      $   (783)
                                                ========       ========

(9)   INCOME PER COMMON SHARE

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

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2010


      The Company's time vested restricted stock, which is a participating security, is included in the computation of earnings per share pursuant to the two-class method. Undistributed net income allocated to unvested restricted stock was not material for the three month periods ended December 31, 2010 and 2009. The following table sets forth the computation of net income per share:

                                                     Three Months Ended
                                                        December 31,
                                                   ----------------------
                                                     2010          2009
                                                   --------      --------
Basic Net Income per Share:
    Net income attributed to Landauer, Inc.. . .   $  5,819      $  5,127
    Less: Income allocated to unvested
      restricted stock . . . . . . . . . . . . .         30            16
                                                   --------      --------
    Net income available to common
      stockholders . . . . . . . . . . . . . . .   $  5,789      $  5,111
                                                   ========      ========
    Basic weighted averages shares outstanding .      9,319         9,274
                                                   --------      --------
Net income per share - Basic . . . . . . . . . .   $   0.62      $   0.55
                                                   ========      ========

Diluted Net Income per Share:
    Net income attributed to Landauer, Inc.. . .   $  5,819      $  5,127
    Less: Income allocated to unvested
      restricted stock . . . . . . . . . . . . .         30            16
                                                   --------      --------
    Net income available to common
      stockholders . . . . . . . . . . . . . . .   $  5,789      $  5,111
                                                   ========      ========
    Basic weighted averages shares outstanding .      9,319         9,274
    Effect of dilutive securities. . . . . . . .         46            37
                                                   --------      --------
    Diluted weighted averages shares
      outstanding. . . . . . . . . . . . . . . .      9,365         9,311
                                                   --------      --------
Net income per share - Diluted . . . . . . . . .   $   0.62      $   0.55
                                                   ========      ========


(10)  CREDIT FACILITY

      In October 2007, the Company negotiated a credit facility, which originally had an expiration date of October 31, 2009 and permitted borrowings up to $15,000. In June 2009, the Company executed a first amendment to its credit agreement. The first amendment, among other changes to the original terms, increased the aggregate amount of funds available to $30,000 subject, with respect to amounts borrowed in excess of $20,000, to certain criteria outlined in the credit agreement. In February 2010, the Company executed a second amendment to its credit agreement. The second amendment, among other changes to the original terms, extended the maturity date to February 12, 2012, added Global Physics Solutions, Inc. as a borrower, added a prepayment penalty equal to 1.0% should the Company voluntarily terminate the facility prior to February 12, 2011, and modified the interest rate on outstanding amounts from either LIBOR plus 2.9% or the bank's prime rate plus 0.47% to either LIBOR plus 2.1% or the bank's prime rate minus 0.28%. Effective October 31, 2010, the Company executed a third amendment to its credit agreement. The third amendment, among other changes, increased the aggregate amount of funds available to the Company to $50,000 subject, with respect to amounts borrowed in excess of $25,000,

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2010


to a borrowing base test, extended the maturity date to October 31, 2013, modified the manner in which the interest rate on outstanding amounts would be determined, and extended the applicable date of the prepayment penalty such that the penalty would be due if the Company should voluntarily terminate the facility prior to October 31, 2011.

      The Company must maintain a fixed charge coverage ratio, as calculated pursuant to the terms of the first amendment to the credit agreement, as of the end of each calendar quarter of not less than 1.35 to 1.00, and a funded debt to earnings before interest, taxes and depreciation and amortization ratio less than or equal to 1.5 to 1.00. As of December 31, 2010, the fixed charge coverage ratio was approximately 19.9, and the Company was in compliance with the covenants contained in the credit agreement. The debt is classified as a current liability as the agreement contains a subjective acceleration clause as well as a Company elected arrangement which provides for automatic draws or pay downs on the credit facility on a daily basis after taking into account operating cash needs. Based on current business plans and projected operating cash flows, the Company anticipates continued usage of the revolving facility beyond the next twelve months.

      In connection with its fiscal 2010 first quarter acquisitions, the Company borrowed $18,000 under the credit agreement. As of December 31, 2010 and September 30, 2010, the balance remaining on these borrowings was $14,992 and $12,504, respectively. Interest expense on the borrowings for the three months ended December 31, 2010 and 2009 was $125 and $91, respectively. The weighted average interest rate was 2.38% for the first three months of fiscal 2011. At December 31, 2010 the applicable interest rate was 2.357% per annum.


(11)  STOCK-BASED COMPENSATION

      Stock-based compensation expense for restricted share awards totaled $427 and $251 for the three months ended December 31, 2010 and 2009, respectively. The total income tax benefit recognized in the unaudited consolidated statements of income related to expense for stock-based compensation was $158 and $91 during the first three months of fiscal 2011 and 2010, respectively.

      RESTRICTED SHARE AWARDS

      Restricted share transactions during the three months ended
December 31, 2010 were as follows:

                                             Number of
                                             Restricted        Weighted-
                                               Share            Average
                                               Awards            Fair
                                           (in thousands)        Value
                                           --------------      ---------

Outstanding at October 1, 2010 . . . . . .         121          $ 60.81
Granted. . . . . . . . . . . . . . . . . .          27            65.52
Forfeited. . . . . . . . . . . . . . . . .          (1)           62.36
                                                   ---          -------
Outstanding at December 31, 2010 . . . . .         147          $ 61.66
                                                   ===          =======

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2010


      The per share weighted average fair value of restricted shares, including restricted stock and performance shares, granted during the three months ended December 31, 2010 and 2009 was $65.52 and $62.36, respectively. As of December 31, 2010, unrecognized compensation expense related to restricted share awards totaled $5,303 and is expected to be recognized over a weighted average period of 1.58 years. No shares vested during the three month period ended December 31, 2010. The total fair value of shares vested during the three month period ended December 31, 2009 was $26.

      STOCK OPTIONS

      A summary of stock option activity during the three months ended December 31, 2010 is presented below:
                                                   Weighted-
                                      Weighted-     Average     Aggregate
                         Number of     Average     Remaining    Intrinsic
                        Options (in   Exercise    Contractual    Value (in
                        thousands)      Price    Term (Years)   thousands)
                       ------------  ----------  ------------  -----------
Outstanding at
  October 1, 2010. . .        93      $   45.10
Exercised. . . . . . .        (2)         39.17
                            ----      ---------
Outstanding at
  December 31, 2010. .        91      $   45.25        4.0      $   1,337
                            ====      =========       ====      =========
Exercisable at
  December 31, 2010. .        91       $  45.25        4.0       $  1,337
                            ====      =========       ====      =========

      The Company has not granted stock options subsequent to fiscal 2005. As of December 31, 2010, all outstanding stock options were vested and compensation expense related to stock options was recognized in prior fiscal years. The intrinsic value of options exercised totaled $59 and $581 during the first three months of fiscal 2011 and 2010, respectively. The total income tax benefit recognized in the unaudited consolidated statements of income related to the exercise of stock options was $22 and $210 during the three month periods ended December 31, 2010 and 2009, respectively.


(12)  EMPLOYEE BENEFIT PLANS

      The components of net periodic benefit cost for pension and retiree medical plans were as follows:
                                            Pension           Other
                                            Benefits         Benefits
                                         --------------    -------------
                                                Three Months Ended
                                                  December 31,
                                         -------------------------------
                                          2010    2009     2010    2009
                                         ------  ------   ------  ------
Service cost . . . . . . . . . . . . . . $   --  $   --   $   13  $   13
Interest cost. . . . . . . . . . . . . .    363     359       14      16
Expected return on plan assets . . . . .   (345)   (321)      --      --
Amortization of prior service credit . .     --      --      (28)    (28)
Amortization of net loss . . . . . . . .     26      12       --      --
                                         ------  ------   ------  ------
Net periodic benefit cost (credit) . . . $   44  $   50   $   (1) $    1
                                         ======  ======   ======  ======

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2010


      The Company, under IRS minimum funding standards, is not required to make contributions to its defined benefit pension plan during fiscal 2011.

      The Company maintains a 401(k) Retirement Savings Plan for certain employees, which provides for employer matching contributions, and a supplemental defined contribution plan for certain executives, which provides for employer contributions at the discretion of the Company. Amounts expensed for Company contributions under these plans during the first quarter of fiscal 2011 and 2010 were $301 and $270, respectively. Distribution of the chief executive officer's additional benefit of $1,324 to the supplemental plan, per his amended employment agreement, was made during October 2010.


(13)  SEGMENT INFORMATION

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

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2010


      The following tables summarize financial information for each reportable segment:

                                       Three Months Ended December 31, 2010
                                       ------------------------------------
                                         Radiation     Medical     Consoli-
                                         Monitoring    Physics      dated
                                         ----------   --------    --------
Revenues . . . . . . . . . . . . . . .    $ 23,904    $  4,534    $ 28,438
Operating income (loss). . . . . . . .       8,585        (458)      8,127
Depreciation and amortization. . . . .       1,584         213       1,797
Capital expenditures for property,
  plant & equipment. . . . . . . . . .       2,586         182       2,768

                                       Three Months Ended December 31, 2009
                                       ------------------------------------
                                         Radiation     Medical    Consoli-
                                         Monitoring    Physics     dated
                                         ----------   --------    --------
Revenues . . . . . . . . . . . . . . .    $ 25,089    $  2,145    $ 27,234
Operating income (loss). . . . . . . .       7,931        (174)      7,757
Depreciation and amortization. . . . .       1,437         109       1,546
Capital expenditures for property,
  plant & equipment. . . . . . . . . .       4,470          44       4,514


                                            December 31,   September 30,
                                               2010            2010
                                            ------------   -------------
Segment Assets:
    Radiation Monitoring . . . . . . . . .     $122,624        $121,908
    Medical Physics. . . . . . . . . . . .       28,485          28,788
                                               --------        --------
Consolidated assets. . . . . . . . . . . .     $151,109        $150,696
                                               ========        ========


(14)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      During the first fiscal quarter of 2011, there were no new accounting pronouncements issued, which would have a material impact on the Company's consolidated financial statements.


(15)  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      In June 2009, the Financial Accounting Standards Board ("FASB") approved amended guidance for determining whether an entity is a variable interest entity ("VIE"). The guidance requires an enterprise to perform an analysis to determine whether a company's variable interest gives it a controlling financial interest in a VIE. A company is required to assess whether it has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. In addition, on-going reassessments of whether an enterprise is the primary beneficiary of a VIE and additional disclosures about an enterprise's involvement in VIEs are required. The adoption of this guidance in the first quarter of fiscal 2011 did not have an impact on the Company's consolidated financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                              December 31, 2010


      In September 2009, the FASB approved the issuance of new guidance for arrangements with multiple deliverables and arrangements that include software elements. By providing another alternative for determining the selling price of deliverables, the new guidance allows companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction's economics and often results in earlier revenue recognition. In addition, the residual method of allocating arrangement consideration is no longer permitted under the new guidance. The new guidance for arrangements that include software elements removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The new guidance requires expanded qualitative and quantitative disclosures. The adoption of this guidance in the first quarter of fiscal 2011 did not have an impact on the Company's consolidated financial statements.

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

      Landauer's radiation monitoring business is a mature business and growth in numbers of customers is modest. In recent years, the Company's strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has been developing new platforms and formats for its OSL technology, such as InLight(r), to gain access to markets where the Company previously did not have a significant presence, such as smaller in-house and commercial laboratories, nuclear power facilities, tactical military monitoring and hospitals to support monitoring of patient exposure to radiation. Revenue growth in recent years has occurred as a result of entry into new markets through joint ventures and acquisitions, modest unit growth, sale of InLight equipment and badges, and new ancillary services and products. The Company believes pricing in the domestic market has become more competitive and opportunities to obtain regular price increases from its customers will be more limited in the future. The continued economic downturn and uncertain impact of healthcare reform has resulted in increased pricing pressure with the Company's healthcare customer base, which is expected to continue into the future.

      Through its Global Physics Solutions, Inc. ("GPS") subsidiary, which was acquired in November 2009, the Company provides therapeutic and imaging physics services to the medical community. GPS is the leading nationwide provider of medical physics services to hospitals and radiation therapy centers. Medical physics services is a large fragmented market. Market growth is expected to be driven by: the utilization of radiation in the provision of healthcare; trends towards outsourcing of services in healthcare settings; and a tightening domestic supply of qualified medical physicists.

RESULTS OF OPERATIONS

      In connection with the acquisition of GPS, during the first quarter of fiscal 2010, the Company began to operate in two reportable segments, Radiation Monitoring and Medical Physics. Historically the Company operated in the Radiation Monitoring segment exclusively. The Company evaluates performance of the individual segments based upon, among other metrics, segment operating earnings or loss. Segment operating income or loss is segment revenue less segment cost of sales and segment selling, general and administrative expenses. Given the recent addition of the Medical Physics segment, the Company currently does not perform allocations between the segments. Corporate expenses for shared functions, including corporate management, corporate finance and human resources, are recognized in the Radiation Monitoring segment where they have historically been reported. The Company anticipates that, as it progresses along the integration of transaction processing, human resources and benefits administration and business development activities, among other areas, the degree of expense allocation between the segments may change. Additional information on the Company's reportable segments is contained under the footnote "Segment Information" herein.

      Comparability of results is impacted by the acquisition of GPS during the second month of the first fiscal quarter of 2010 as compared to the results for a full three month period in fiscal 2011.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2010 AND
DECEMBER 31, 2009

      Revenues for the first fiscal quarter of 2011 were $28.4 million, an increase of $1.2 million, or 4.4% compared with revenues of $27.2 million for the same quarter in fiscal 2010. The Medical Physics segment contributed an increase of $2.4 million, offset by a decline in the Radiation Monitoring segment of $1.2 million.

      Cost of sales for the first fiscal quarter of 2011 was $11.1 million, an increase of $0.9 million, or 9.1%, compared with cost of sales of $10.2 million for the same quarter in fiscal 2010. The Medical Physics segment contributed an increase of $1.9 million, offset by a decline in the Radiation Monitoring segment of $1.0 million. Gross margins were 61.0% for the first fiscal quarter of 2011, compared with 62.7% for the same period in fiscal 2010. The decline in gross margin rate was primarily due to the increased contribution of lower margin Medical Physics revenue, which had a gross margin of 21.7%.

      Selling, general and administrative costs for the first fiscal quarter of 2011 were $9.1 million, an increase of $1.3 million, or 17.0% compared with the $7.8 million reported for the first fiscal quarter of 2010. The Medical Physics segment and Radiation Monitoring segment contributed an increase of $0.7 million and $0.6 million, respectively.

      In conjunction with the Company's acquisition activity, the Company incurred $0.1 million and $1.5 million ($1.1 million, after-tax) of acquisition related transaction and reorganization costs for the first fiscal quarter of 2011, related to the establishment of an unconsolidated joint venture in Turkey, and 2010, related to its acquisitions as disclosed in the footnote "Business Combinations", respectively.

      Operating income for the first fiscal quarter of 2011 was $8.1 million, an increase of $0.3 million, or 4.8% compared with operating income of $7.8 million for the same quarter in fiscal 2010. For the first fiscal quarter of 2011, the Medical Physics segment had an operating loss of $0.5 million, and the Radiation Monitoring segment had operating income of $8.6 million.

      Net other income, including equity in income of joint ventures, for the first fiscal quarter of 2011 was $0.6 million, an increase of $0.1 million, or 20.4%, from the prior year quarter.

      The effective tax rate was 31.4% and 36.5% for the first fiscal quarter of 2011 and 2010, respectively. The decline in the effective tax rate was due primarily to the realization of R&D tax credits in the 2011 quarter recognized with the passage of recent tax legislation and the non-deductibility of certain acquisition related costs in fiscal 2010.

      Net income for the first fiscal quarter ended December 31, 2010 was $5.8 million, an increase of $0.7 million, or 13.5% compared with $5.1 million for the first fiscal quarter of 2010. The resulting diluted earnings per share for the first fiscal quarter of 2011 were $0.62 compared with $0.55 for the first fiscal quarter of 2010.

      Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $10.3 million, a $0.6 million or 6.0% increase compared with $9.7 million a year ago. The increase was due primarily to the $1.4 million reduction in acquisition related transaction and reorganization costs for the first fiscal quarter of 2011 offset by the increased operating loss in the Medical Physics segment and increased expense spending for the Company's initiative to replace its information technology systems. A reconciliation of net income to EBITDA is included under Item 2 herein.

      The following is a discussion of the Company's segment operating results.

RADIATION MONITORING

      Radiation Monitoring revenue for the first fiscal quarter of 2011 declined 4.7%, or $1.2 million to $23.9 million. Of the decline, $1.4 million is due to the previously reported change in the supply relationship between Landauer and Nagase Landauer, the Company's unconsolidated joint venture in Japan. With the conversion of Nagase Landauer's customer base from Luxel to the InLight technology during fiscal 2010, Nagase Landauer no longer purchases service badges from the Company. The historical Luxel badge revenue is partially replaced by a royalty arrangement, resulting in no corresponding impact on net income. Without the Nagase Landauer impact, domestic Radiation Monitoring revenue declined 1.2%, or $0.2 million, and international Radiation Monitoring revenue increased 7.0%, or $0.5 million, on organic growth in most regions.

      Radiation Monitoring gross margin for the first fiscal quarter of 2011 increased to 68.5% from 66.0% in the year ago period, primarily due to the decline in lower margin sales to Nagase Landauer. Selling, general and administrative costs in the Radiation Monitoring segment for the first fiscal quarter of 2011 increased 8.3%, or $0.6 million, to $7.7 million. The increase is due primarily to $0.2 million in costs to replace the Company's IT systems and $0.2 million of increased spending to support international revenue growth. Radiation Monitoring operating income, inclusive of the impact of acquisition related transaction and reorganization costs, for the first fiscal quarter of 2011 increased 8.3%, or $0.7 million, to $8.6 million compared with operating income of $7.9 million for the same period in fiscal 2010.

MEDICAL PHYSICS

      Medical Physics revenue for the first fiscal quarter of 2011 increased 111.4%, or $2.4 million, to $4.5 million on $0.7 million of organic growth and $1.7 million due to the annualized impact of acquired companies. Medical Physics gross margin declined to 21.7% from 24.8% in the year ago period, primarily due to the investment in additional headcount to support future growth opportunities. Selling, general and administrative costs in the Medical Physics segment for the first fiscal quarter of 2011 increased 104.5%, or $0.7 million, to $1.4 million. The increase is due to the annualized impact of acquired companies of $0.5 million and investments to support organic growth. Medical Physics operating loss for the first fiscal quarter of 2011 was $0.5 million, compared with an operating loss of $0.2 million for the same period in fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents increased $1.5 million to $9.2 million during the quarter ended December 31, 2010. The Company's primary sources of liquidity are cash flows from operations and funds available under its credit facility.

      Cash provided by operating activities for the three months ended December 31, 2010 was $8.9 million compared to $8.5 million in the first quarter of fiscal 2010. The increase in operating cash flow was driven primarily by increased earnings and changes in the components of working capital.

      Cash used by investing activities for the first fiscal quarter of 2011 included $0.2 million for the acquisition of businesses, compared to $29.8 million used in fiscal 2010 for the Company's acquisitions, as described under the footnote "Business Combinations" herein. Investing activities during the fiscal 2011 quarter also included $1.8 million for the purchase of trading securities, primarily related to the Company's funding of its deferred compensation program in a Rabbi Trust arrangement. The Company's acquisitions of property, plant and equipment during the first quarter of fiscal 2011 and 2010 were $2.8 million and $4.5 million, respectively. Included in the acquisitions of property, plant and equipment were costs of $2.1 million and $2.7 million in the first quarter of fiscal 2011 and 2010, respectively, for the Company's initiative to replace various business processes and replace components of its information technology systems that support customer relationship management and the order-to-cash cycle. The total project cost is estimated currently to be approximately $40.0 million to $44.0 million and the first phase was implemented in the first quarter of fiscal 2011. Total capital expenditures for fiscal 2011 are expected to be approximately $10.0 million to $12.0 million principally for the project to replace the Company's information systems. The Company anticipates that funds for these capital improvements will be provided from operations.

      Financing activities were comprised primarily of net borrowings on the Company's credit facility and payments of cash dividends to shareholders. During the first quarter of fiscal 2011, the Company funded cash dividends for the quarter of $5.1 million, or $0.55 per share. During the first quarter of fiscal 2010, the Company paid cash dividends of $0.5375 per share for the quarter and $0.525 per share for the fourth quarter of fiscal 2009, due to timing, of $10.0 million. Such amounts were provided from operations.

      In connection with its fiscal 2010 first quarter acquisitions, the Company borrowed $18.0 million under its credit agreement, originally dated October 5, 2007. As described under the footnote, "Credit Facility" herein, the Company executed its first amendment to the credit agreement in June 2009 and its second amendment in February 2010. Effective October 31, 2010, the Company executed a third amendment to its loan agreement. The third amendment, among other changes, increased the aggregate amount of funds available to the Company to $50.0 million; subject, with respect to amounts borrowed in excess of $25.0 million to a borrowing base test, extended the maturity date to October 31, 2013, modified the manner in which the interest rate on outstanding amounts would be determined, and extended the applicable date of the prepayment penalty such that the penalty would be due if the Company should voluntarily terminate the facility prior to October 31, 2011. At December 31, 2010 the applicable interest rate was 2.357% per annum.

      The Company must maintain a fixed charge coverage ratio, as calculated pursuant to the terms of the first amendment to the credit agreement, as of the end of each calendar quarter of not less than 1.35 to 1.00, and a funded debt to EBITDA ratio less than or equal to 1.5 to 1.00. As of December 31, 2010, the fixed charge coverage ratio was approximately 19.9, and the Company was in compliance with the covenants contained in the credit agreement. The debt is classified as current as the agreement contains a subjective acceleration clause as well as a Company elected arrangement which provides for automatic draws or pay downs on the credit facility on a daily basis after taking into account operating cash needs. Based on current business plans and projected operating cash flows, the Company anticipates continued usage of the revolving facility beyond the next twelve months. As of December 31, 2010, the Company had reduced the $18.0 million borrowed during the first quarter of fiscal 2010 by $3.0 million.

      Landauer requires limited working capital for its operations as many of its customers pay for services in advance. Such advance payments, reflected on the balance sheet as "Deferred Contract Revenue", amounted to $14.3 million for both periods ending December 31, 2010 and September 30, 2010. While these amounts represent approximately 29.5% and 28.9% of current liabilities as of December 31, 2010 and September 30, 2010, respectively, such amounts do not represent a cash obligation.

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

OUTLOOK FOR FISCAL 2011

      Landauer's current business plan for fiscal 2011 anticipates consolidated net revenue for the year to be in the range of $120 to $126 million, including $4 to $8 million in sales to the U.S military and first responder markets. Military and first responder market sales are dependent on military and other governmental appropriations and approvals which have yet to be obtained. The business plan anticipates spending of $10 to $12 million to support the completion of the Company's systems initiative and the related post implementation support, with $2 to $3 million being expensed in the current fiscal year. Based upon the above assumptions, the Company anticipates reported net income for fiscal 2011 in the range of $24 to $26 million.

USE OF NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") FINANCIAL
MEASURES

      In evaluating the Company's financial performance and outlook, management uses EBITDA, which is a non-GAAP measure. Management believes that such measure, as a supplement to net income, diluted earnings per share and other GAAP measures, is a useful indicator for investors. This indicator can help readers gain a meaningful understanding of the Company's core operating results and future prospects without the effect of non-cash items and the Company's ability to generate cash flows from operations that are available for taxes, capital expenditures, and debt repayment. Investors should recognize that non-GAAP measures might not be comparable to similarly titled measures of other companies. These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows or liquidity prepared in accordance with accounting principles generally accepted in the United States.

      The following table reconciles net income to EBITDA:

                                                     Three Months Ended
                                                        December 31,
                                                   ----------------------
                                                     2010          2009
                                                   --------      --------
Net income attributed to Landauer, Inc.. . . . .   $  5,819      $  5,127
Add back:
    Interest and other (income) expense. . . . .        (92)           (5)
    Income taxes . . . . . . . . . . . . . . . .      2,737         3,017
    Depreciation and amortization. . . . . . . .      1,798         1,546
                                                   --------      --------
Earnings before interest, taxes, depreciation
  and amortization . . . . . . . . . . . . . . .   $ 10,262      $  9,685
                                                   ========      ========


FORWARD-LOOKING STATEMENTS

      Certain of the statements made herein constitute forward-looking statements that are based on assumptions and involve certain risks and uncertainties. These include the following, without limitation: assumptions, risks and uncertainties associated with the Company's development and introduction of new technologies in general; the ability to protect and utilize the Company's intellectual property; continued customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (OSL) technology to new platforms and formats; military and other government funding for the purchase of certain of the Company's equipment and services; the impact on sales and pricing of certain customer group purchasing arrangements; the costs associated with the Company's research and business development efforts; the usefulness of older technologies and related licenses and intellectual property; the effectiveness of and costs associated with the Company's IT platform enhancements; the anticipated results of operations of the Company and its subsidiaries or ventures; valuation of the Company's long-lived assets or business units relative to future cash flows; changes in pricing of products and services; changes in postal and delivery practices; the Company's business plans; anticipated revenue and cost growth; the ability to integrate the operations of acquired businesses and to realize the expected benefits of acquisitions; the risks associated with conducting business internationally; costs incurred for potential acquisitions or similar transactions; other anticipated financial events; the effects of changing economic and competitive conditions; foreign exchange rates; government regulations; accreditation requirements; changes in the trading market that affect the cost of obligations under the Company's benefit plans; and pending accounting pronouncements. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from what is anticipated today. These risks and uncertainties also may result in changes to the Company's business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth in Item 1A "Risk Factors" and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and information contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2010 and other reports filed by the Company, from time to time, with the SEC.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      During the first fiscal quarter of 2011, there were no new accounting pronouncements issued, which would have a material impact on the Company's consolidated financial statements.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      In June 2009, the Financial Accounting Standards Board ("FASB") approved amended guidance for determining whether an entity is a variable interest entity ("VIE"). The guidance requires an enterprise to perform an analysis to determine whether a company's variable interest gives it a controlling financial interest in a VIE. A company is required to assess whether it has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. In addition, on-going reassessments of whether an enterprise is the primary beneficiary of a VIE and additional disclosures about an enterprise's involvement in VIEs are required. The adoption of this guidance in the first quarter of fiscal 2011 did not have an impact on the Company's consolidated financial statements.

      In September 2009, the FASB approved the issuance of new guidance for arrangements with multiple deliverables and arrangements that include software elements. By providing another alternative for determining the selling price of deliverables, the new guidance allows companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction's economics and often results in earlier revenue recognition. In addition, the residual method of allocating arrangement consideration is no longer permitted under the new guidance. The new guidance for arrangements that include software elements removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The new guidance requires expanded qualitative and quantitative disclosures. The adoption of this guidance in the first quarter of fiscal 2011 did not have an impact on the Company's consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

      The critical accounting policies followed by the Company are set forth in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended September 30, 2010. The Company believes that at December 31, 2010, there have been no material changes to this information.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk, including changes in foreign currency exchange rates. These risks are set forth in Item 7A
"Quantitative and Qualitative Disclosures about Market Risk" of the Company's Annual Report on Form 10-K for the year ended September 30, 2010.

The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through December 31, 2010.


ITEM 4.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") (the Company's principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures as of December 31, 2010 were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      During the first fiscal quarter of 2011, the Company implemented the first phase of its systems initiative which supports the procure to pay cycle, inventory and general ledger systems. Although management believes that the new system has maintained or enhanced the Company's internal controls over financial reporting, management has yet to complete documenting and testing the effectiveness of the new system's impact on the internal control environment for fiscal 2011. As such, there is the risk that the new system and/or new internal controls have yet unidentified deficiencies that could constitute significant deficiencies, material weaknesses or aggregate to material weaknesses in the Company's internal control over financial reporting. Management anticipates testing the new system and the new internal controls during fiscal 2011 as part of its ongoing testing of the Company's internal controls. There were no other changes in the Company's internal control over financial reporting that occurred during the quarterly period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of December 31, 2010, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.


ITEM 1A.    RISK FACTORS

      Information regarding risk factors are set forth in Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended September 30, 2010. The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through December 31, 2010.


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


                                    LANDAUER, INC.
Date:  February 8, 2011

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