Form 10-Q
period 2011-03-31
LANDAUER INC
filed 2011-05-06
CIK 825410

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

      [ X ]   QUARTERLY REPORT pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                For the quarterly period ended March 31, 2011

                                     or

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [  ]    No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                   Outstanding at April 28, 2011
      ----------------------------        -----------------------------
      Common stock, $.10 par value                 9,420,940

PART I.     FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

                       LANDAUER, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (Unaudited)



                                               March 31,   September 30,
(Dollars in Thousands)                           2011          2010
----------------------                         ---------   -------------
ASSETS
------
Current assets:
    Cash and cash equivalents. . . . . . . . .  $  6,259        $  7,659
    Receivables, net of allowances of
      $897 and $852, respectively. . . . . . .    28,142          23,702
    Inventories. . . . . . . . . . . . . . . .     7,605           6,865
    Prepaid income taxes . . . . . . . . . . .       278           5,403
    Prepaid expenses and other current assets.     2,672           2,528
                                                --------        --------
          Current assets . . . . . . . . . . .    44,956          46,157
                                                --------        --------
Property, plant and equipment, at cost . . . .    91,213          85,306
Accumulated depreciation . . . . . . . . . . .   (47,885)        (45,491)
                                                --------        --------
Net property, plant and equipment. . . . . . .    43,328          39,815
                                                --------        --------

Equity in joint ventures . . . . . . . . . . .     8,934           8,446
Goodwill . . . . . . . . . . . . . . . . . . .    40,348          39,268
Intangible assets, net of accumulated
  amortization of $5,842 and $5,374,
  respectively . . . . . . . . . . . . . . . .    10,427          10,002
Dosimetry devices, net of accumulated
  depreciation of $9,624 and $8,894,
  respectively . . . . . . . . . . . . . . . .     5,645           5,569
Other assets . . . . . . . . . . . . . . . . .     3,437           1,439
                                                --------        --------
          Assets . . . . . . . . . . . . . . .  $157,075        $150,696
                                                ========        ========


























 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
              Consolidated Balance Sheets (Unaudited) (Cont'd.)



                                               March 31,   September 30,
(Dollars in Thousands)                           2011          2010
----------------------                         ---------   -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Accounts payable . . . . . . . . . . . . .  $  6,228        $  7,180
    Dividends payable. . . . . . . . . . . . .       103           5,143
    Deferred contract revenue. . . . . . . . .    15,082          14,305
    Short-term debt. . . . . . . . . . . . . .    18,335          12,504
    Accrued compensation . . . . . . . . . . .     5,305           5,923
    Other accrued expenses . . . . . . . . . .     4,874           4,497
                                                --------        --------
          Current liabilities. . . . . . . . .    49,927          49,552
                                                --------        --------

Non-current liabilities:
    Pension and postretirement obligations . .    10,383          10,089
    Deferred income taxes. . . . . . . . . . .     9,876           9,934
    Other non-current liabilities. . . . . . .     1,542           1,418
                                                --------        --------
          Non-current liabilities. . . . . . .    21,801          21,441
                                                --------        --------

Stockholders' equity:
    Preferred stock, $.10 par value per
      share, authorized 1,000,000 shares;
      none issued. . . . . . . . . . . . . . .     --              --
    Common stock, $.10 par value per share,
      authorized 20,000,000 shares; 9,492,103
      and 9,452,765 shares issued and
      outstanding at March 31, 2011 and
      September 30, 2010, respectively . . . .       949             945
    Additional paid in capital . . . . . . . .    33,722          32,688
    Accumulated other comprehensive income
      (loss) . . . . . . . . . . . . . . . . .       297            (783)
    Retained earnings. . . . . . . . . . . . .    49,386          45,940
                                                --------        --------

Landauer, Inc. stockholders' equity. . . . . .    84,354          78,790
Noncontrolling interest. . . . . . . . . . . .       993             913
                                                --------        --------
Stockholders' equity . . . . . . . . . . . . .    85,347          79,703
                                                --------        --------
Liabilities and Stockholders' Equity . . . . .  $157,075        $150,696
                                                ========        ========
















 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
                Consolidated Statements of Income (Unaudited)



                                 Three Months Ended    Six Months Ended
                                      March 31,            March 31,
(Dollars in Thousands,           ------------------   ------------------
Except per Share)                  2011      2010      2011       2010
----------------------           --------  --------  --------   --------

Net revenues . . . . . . . . . . $ 32,327  $ 31,806  $ 60,765   $ 59,040

Costs and expenses:
    Cost of sales. . . . . . . .   11,604    11,819    22,687     21,975
    Selling, general and
      administrative . . . . . .    8,728     8,408    17,859     16,212
    Acquisition and
      reorganization costs . . .      115       143       212      1,660
                                 --------  --------  --------   --------
Costs and expenses . . . . . . .   20,447    20,370    40,758     39,847
                                 --------  --------  --------   --------

Operating income . . . . . . . .   11,880    11,436    20,007     19,193
Equity in income of
  joint ventures . . . . . . . .      615       411     1,126        907
Other (loss) income, net . . . .      (75)       48        17         53
                                 --------  --------  --------   --------
Income before taxes. . . . . . .   12,420    11,895    21,150     20,153

Income taxes . . . . . . . . . .    4,294     3,998     7,031      7,015
                                 --------  --------  --------   --------

Net income . . . . . . . . . . .    8,126     7,897    14,119     13,138
Less:  Net income attributed
  to noncontrolling interest . .      129        86       303        200
                                 --------  --------  --------   --------

Net income attributed to
  Landauer, Inc. . . . . . . . . $  7,997  $  7,811  $ 13,816   $ 12,938
                                 ========  ========  ========   ========

Net income per share attri-
  butable to Landauer, Inc.
  shareholders:
    Basic. . . . . . . . . . . . $   0.85  $   0.84  $   1.48   $   1.39
                                 ========  ========  ========   ========
    Weighted average basic
      shares outstanding . . . .    9,332     9,314     9,322      9,291
                                 ========  ========  ========   ========

    Diluted. . . . . . . . . . . $   0.85  $   0.83  $   1.47   $   1.38
                                 ========  ========  ========   ========
    Weighted average diluted
      shares outstanding . . . .    9,377     9,353     9,367      9,328
                                 ========  ========  ========   ========












 The accompanying notes are an integral part of these financial statements.

                                          LANDAUER, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Stockholders' Equity
                                       and Comprehensive Income (Unaudited)


                               Landauer, Inc. Stockholders' Equity
                   ---------------------------------------------------------
                                                     Accumulated
                                                        Other
                                                       Compre-                               Total       Compre-
                   Common                 Additional   hensive                    Non-       Stock-      hensive
(Dollars in        Stock       Common     Paid In      Income      Retained   controlling    holders'    Income
Thousands)         Shares      Stock      Capital      (Loss)      Earnings    Interest      Equity      (Loss)
-----------      ----------  ----------  ----------  ----------   ----------  ----------   ----------  ----------
Balance
 September 30,
  2010 . . . . .  9,452,765       $ 945     $32,688     $  (783)    $ 45,940       $ 913     $ 79,703

Stock-based
  compensation
  arrangements .     39,338           4       1,034        --           --          --          1,038
Dividends. . . .      --            --         --          --        (10,370)       (241)     (10,611)
Net income . . .      --            --         --          --         13,816         303       14,119    $ 14,119
Foreign currency
  translation
  adjustment . .      --            --         --         1,084         --            18        1,102       1,102
Defined benefit
  pension and
  postretirement
  plans activity      --            --         --            (4)        --          --             (4)         (4)
                 ----------       -----     -------     -------     --------       -----     --------    --------
Comprehensive
  Income . . . .                                                                                         $ 15,217
                                                                                                         ========
Balance
  March 31,
    2011 . . . .  9,492,103       $ 949     $33,722     $   297     $ 49,386       $ 993     $ 85,347
                 ==========       =====     =======     =======     ========       =====     ========










                                                         5

                                          LANDAUER, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Stockholders' Equity and Comprehensive Income (Unaudited) (Cont'd.)


                               Landauer, Inc. Stockholders' Equity
                   ---------------------------------------------------------
                                                     Accumulated
                                                        Other
                                                       Compre-                               Total       Compre-
                   Common                 Additional   hensive                    Non-       Stock-      hensive
(Dollars in        Stock       Common     Paid In      Income      Retained   controlling    holders'    Income
Thousands)         Shares      Stock      Capital      (Loss)      Earnings    Interest      Equity      (Loss)
-----------      ----------  ----------  ----------  ----------   ----------  ----------   ----------  ----------
Balance
  September 30,
  2009 . . . . .  9,381,098       $ 938    $ 30,834     $  (515)    $ 42,504       $ 693     $ 74,454
Stock-based
  compensation
  arrangements .     59,646           6         764        --           --          --            770
Dividends. . . .      --            --         --          --        (10,096)       (229)     (10,325)
Net income . . .      --            --         --          --         12,938         200       13,138    $ 13,138
Foreign currency
  translation
  adjustment . .      --            --         --        (1,043)        --             2       (1,041)     (1,041)
Defined benefit
  pension and
  postretirement
  plans activity      --            --         --           (31)        --          --            (31)        (31)
                 ----------       -----    --------    --------     --------       -----     --------    --------
Comprehensive
  Income . . . .                                                                                         $ 12,066
                                                                                                         ========
Balance
  March 31,
    2010 . . . .  9,440,744       $ 944    $ 31,598    $ (1,589)    $ 45,346       $ 666     $ 76,965
                 ==========       =====    ========    ========     ========       =====     ========









                    The accompanying notes are an integral part of these financial statements.

                                                         6

                       LANDAUER, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Unaudited)



                                                      Six Months Ended
                                                           March 31,
                                                    --------------------
(Dollars in Thousands)                               2011         2010
----------------------                             --------     --------

Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . . . .   $ 14,119     $ 13,138

Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization. . . . . . . .      3,604        3,063
    Equity in net income of joint ventures . . .     (1,126)        (907)
    Dividends from joint ventures. . . . . . . .        911        1,104
    Stock-based compensation and
      related net tax benefits . . . . . . . . .      1,027        1,163
    Increase in accounts receivable, net . . . .     (4,201)      (3,022)
    Decrease in prepaid taxes. . . . . . . . . .      4,677        1,978
    Other operating assets, net. . . . . . . . .     (2,048)      (1,669)
    Decrease in accounts payable and
      other accrued liabilities. . . . . . . . .     (1,198)      (3,581)
    Increase (decrease) in deferred
      contract revenue . . . . . . . . . . . . .        680       (2,204)
    Other operating liabilities, net . . . . . .        419          676
                                                   --------     --------
    Net cash provided by operating activities. .     16,864        9,739
                                                   --------     --------

Cash flows used by investing activities:
    Acquisition of property, plant and
      equipment. . . . . . . . . . . . . . . . .     (5,653)      (9,005)
    Acquisition of joint ventures and
      businesses, net of cash acquired . . . . .     (1,550)     (29,783)
    Purchase of investment securities. . . . . .     (1,833)        --
                                                   --------     --------
    Net cash used by investing activities. . . .     (9,036)     (38,788)
                                                   --------     --------

Cash flows (used) provided by financing activities:
    Net borrowings on revolving credit
      facility . . . . . . . . . . . . . . . . .      5,828       16,750
    Dividends paid to stockholders . . . . . . .    (15,410)     (15,038)
    Dividends paid to noncontrolling interest. .       (241)        (229)
    Proceeds from the exercise of stock
      options. . . . . . . . . . . . . . . . . .         91           42
    Excess tax benefit from stock-based
      compensation arrangements. . . . . . . . .         30          245
                                                   --------     --------
    Net cash (used) provided by
      financing activities . . . . . . . . . . .     (9,702)       1,770
                                                   --------     --------

    Effects of foreign currency translation. . .        474         (414)
                                                   --------     --------

    Net decrease in cash and cash equivalents. .     (1,400)     (27,693)
    Opening balance -
      cash and cash equivalents. . . . . . . . .      7,659       36,493
                                                   --------     --------
    Ending balance -
      cash and cash equivalents. . . . . . . . .   $  6,259     $  8,800
                                                   ========     ========

 The accompanying notes are an integral part of these financial statements.

                       LANDAUER, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (Unaudited)
                               March 31, 2011
                           (Dollars in thousands)


(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or "the Company"), including businesses acquired and investments in joint ventures as of the effective date of the transactions.

      The results of operations for the six month periods ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full fiscal year. The September 30, 2010 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair statement of such financial statements. Certain reclassifications have been made in the financial statements for comparative purposes. These reclassifications have no effect on the results of operations or financial position of the Company.

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

There have been no changes to the accounting policies for the six month period ended March 31, 2011.


(2)   BUSINESS COMBINATIONS

      During the first six months of fiscal 2011, the Company established an unconsolidated joint venture in Turkey and completed the acquisition of a diagnostics physics practice in Florida, neither of which were material to the Company's consolidated financial statements.

      ACQUISITION OF GLOBAL PHYSICS SOLUTIONS, INC.

      On November 9, 2009, Landauer, Inc. completed the acquisition of all of the issued and outstanding capital stock of Global Physics Solutions, Inc. ("GPS") for $22,000. GPS is a nationwide service provider of clinical physics support, equipment commissioning and accreditation support, and imaging equipment testing. The Company completed the acquisition of GPS as a platform to expand into the medical physics services market and reports the operating results of GPS in the Medical Physics reporting segment.

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

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               March 31, 2011


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
                                                   ========

      The excess of the consideration transferred over the fair value of the net tangible and intangible assets acquired resulted in goodwill of $17,380, which is attributable primarily to the value of the acquired assembled workforce and GPS' position as a leading provider in a large fragmented growth market. The goodwill has been assigned to the Medical Physics reporting segment. Approximately $4,230 of goodwill will be
deductible for income tax purposes.   The Company acquired a tradename in
the amount of $900 which has an indefinite life, and $4,400 of customer relationships which are being amortized over 15 years.

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

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               March 31, 2011


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
                                                   ========

      The excess of the consideration transferred over the fair value of the net tangible and intangible assets acquired resulted in goodwill for these acquisitions of $8,130, of which $6,798 and $1,332 has been assigned to the Radiation Monitoring segment and the Medical Physics segment, respectively. The Company expects to deduct approximately $1,804 of goodwill for income tax purposes. The Company acquired customer lists, the fair value of which was determined to be $1,389, which are being amortized over 15 years.

      The acquired businesses contributed revenues of $3,052 and earnings of $1,026 to the Company for the period from their respective dates of acquisition to March 31, 2010.

      UNAUDITED PROFORMA RESULTS

      The acquired businesses were recognized in the Company's unaudited consolidated financial statements for the first six months of fiscal 2011. The following unaudited proforma summary presents consolidated information of the Company as if these business combinations had occurred as of October 1, 2009.
                                                  Six Months Ended
                                                   March 31, 2010
                                          -------------------------------
                                          Landauer, Inc.   Landauer, Inc.
                                             Actual           Proforma
                                          --------------   --------------

Revenues . . . . . . . . . . . . . . .      $ 59,040         $ 62,364
Net income attributed to
    Landauer, Inc. . . . . . . . . . .        12,938           14,134

      The proforma results for the six months ended March 31, 2010 include: estimated interest expense in connection with debt financing of the acquisitions; elimination of pretax acquisition and reorganization costs of $1,660; the estimated amortization of intangibles; and the income tax impact of these adjustments. The unaudited proforma information is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been effective as of the beginning of the period presented.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               March 31, 2011


(3)   ACQUISITION AND REORGANIZATION COSTS

      Acquisition and reorganization costs for the six months ended
March 31, 2011 and 2010 were $212 and $1,660, respectively. In fiscal 2011, such expenses were related to the establishment of an unconsolidated joint venture in Turkey, the acquisition of a diagnostics physics practice in Florida and on-going acquisition activity which includes the pursuit of acquisitions that may not be consummated. In fiscal 2010, such expenses were primarily for professional fees with accounting, financial, legal and tax advisors to support the due diligence, transaction structure and accounting for the acquisitions described under the footnote "Business Combinations". In addition, the fiscal 2010 charges included $250 in reorganization costs for severance to support changes in selected roles in the GPS organization.


(4)   GOODWILL AND OTHER INTANGIBLE ASSETS

      Changes in the carrying amount of goodwill, by reportable segment, for the six months ended March 31, 2011 were as follows:

                                      Radiation    Medical
                                      Monitoring   Physics      Total
                                      ----------   --------    --------
Goodwill at September 30, 2010 . . . . $ 20,556    $ 18,712    $ 39,268
  Increase related to acquisitions . .    --            576         576
  Effects of foreign currency. . . . .      504       --            504
                                       --------    --------    --------
Goodwill at March 31, 2011 . . . . . . $ 21,060    $ 19,288    $ 40,348
                                       ========    ========    ========

      Other intangible assets consisted of the following:

                               March 31, 2011         September 30, 2010
                           ----------------------   ----------------------
                            Gross                    Gross
                           Carrying  Accumulated    Carrying  Accumulated
                            Amount   Amortization    Amount   Amortization
                           --------  ------------   --------  ------------
Customer lists . . . . . . $ 13,785      $  4,975   $ 13,025      $  4,523
Trademarks and
  tradenames . . . . . . .    1,022          --        1,022          --
Licenses and
  patents. . . . . . . . .      886           310        752           294
Other intangibles. . . . .      576           557        577           557
                           --------      --------   --------      --------
Intangible assets. . . . . $ 16,269      $  5,842   $ 15,376      $  5,374
                           ========      ========   ========      ========

      No impairment of goodwill or other intangible assets was recorded as of March 31, 2011.


(5)   FAIR VALUE MEASUREMENTS

      Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. A fair value hierarchy with three tiers has been established to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               March 31, 2011


inputs. Level 1 inputs include quoted prices in active markets for identical assets and liabilities. Level 2 inputs consist of observable inputs other than quoted prices in active markets or indirectly observable through corroboration with observable market data. Level 3 inputs are not observable in the market and include management's own judgments about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

      As of March 31, 2011, the Company's financial assets measured and recorded at fair value on a recurring basis were comprised of investments in trading securities in the amount of $2,032, which are reported in other long-term assets. The investments are held in a Rabbi trust for benefits under the Company's deferred compensation plan. Under the plan, participants designate investment options to serve as the basis for measurement of the notional value of their accounts. The investments include a money market fund and mutual funds that are publicly traded. The fair values of the shares or underlying securities of these funds are based on quoted market prices and, therefore, are categorized as Level 1 in the fair value hierarchy.

      Financial assets measured at fair value on a recurring basis are summarized below:

                        Fair Value Measurements at March 31, 2011 Using
                    ------------------------------------------------------
                      Quoted Prices
                        in Active         Significant
                       Markets for           Other           Significant
                        Identical         Observable        Unobservable
                         Assets             Inputs             Inputs
                        (Level 1)          (Level 2)          (Level 3)
                     --------------     --------------     --------------
Asset Category:
  Cash equivalents .     $    25            $  --              $  --
  Mutual funds . . .       2,007               --                 --
                         -------            -------            -------
Total financial
  assets at
  fair value . . . .     $ 2,032            $  --              $  --
                         =======            =======            =======


(6)   INCOME TAXES

      The effective tax rate for the first half of fiscal 2011 and fiscal 2010 was 33.2% and 34.8%, respectively. The decline in effective tax rate was due primarily to the realization of R&D tax credits in 2011 recognized with the passage of federal tax legislation in December 2010 and the non-deductibility of certain acquisition related costs in fiscal 2010.

      As of March 31, 2011, the Company's U.S. income tax returns for fiscal 2007 and subsequent years remained subject to examination by the Internal Revenue Service ("IRS"). The Company is not currently under audit by the IRS. State income tax returns generally have statute of limitations for periods between three and four years from the date of filing. The Company is currently undergoing a state income tax audit. The Company is not currently under audit in any foreign jurisdictions. The Company's foreign operations have statute of limitations on the examination of tax returns for periods between two and eight years.

      On January 13, 2011 Illinois enacted legislation that increased the corporate income tax rate by 2.2%, from 4.8% to 7%, effective January 1, 2011. The Company's adoption of the legislation did not have a significant effect on the Company's income tax liability.

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               March 31, 2011


(7)   CASH DIVIDENDS

      On February 25, 2011, the Company declared a regular quarterly cash dividend in the amount of $0.55 per share for the second quarter of fiscal 2011. The dividends were funded on March 31, 2011 and were paid to shareholders of record as of March 11, 2011. Dividends in the amount of $0.55 per share for the first quarter of fiscal 2011 were funded on January 3, 2011. Regular quarterly cash dividends of $0.5375 per share, or $2.15 annually, were declared during fiscal 2010.

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


(8)   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

      The components of accumulated other comprehensive income (loss) included in the accompanying unaudited consolidated balance sheets consist of defined benefit pension and postretirement plan adjustments for net gains, losses and prior service costs, net defined benefit plan curtailment loss and cumulative foreign currency translation adjustments. The following table sets forth the balances in accumulated other comprehensive income (loss) for the periods ended:

                                              March 31,   September 30,
                                                 2011         2010
                                              ---------   -------------

Foreign currency translation adjustments . .   $  3,084        $  2,000
Defined benefit pension and
  postretirement plans activity. . . . . . .     (2,787)         (2,783)
                                               --------        --------
Total accumulated other comprehensive
  income (loss). . . . . . . . . . . . . . .   $    297        $   (783)
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

      The Company's time vested restricted stock, which is a participating security, is included in the computation of earnings per share pursuant to the two-class method. Undistributed net income allocated to unvested restricted stock was not material for the three or six month periods ended March 31, 2011 and 2010. The following table sets forth the computation of net income per share:

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               March 31, 2011


                                   Three Months Ended    Six Months Ended
                                       March 31,             March 31,
                                   ------------------  ------------------
                                     2011      2010      2011       2010
                                   -------   -------   -------    -------
BASIC NET INCOME PER SHARE:
  Net income attributed to
    Landauer, Inc. . . . . . . . . $ 7,997   $ 7,811   $13,816    $12,938
  Less: Income allocated to
    unvested restricted stock. . .      33        25        63         41
                                   -------   -------   -------    -------
  Net income available to
    common stockholders. . . . . . $ 7,964   $ 7,786   $13,753    $12,897
                                   =======   =======   =======    =======
  Basic weighted averages
    shares outstanding . . . . . .   9,332     9,314     9,322      9,291
                                   =======   =======   =======    =======
Net income per share - Basic . . . $  0.85   $  0.84   $  1.48    $  1.39
                                   =======   =======   =======    =======

DILUTED NET INCOME PER SHARE:
  Net income attributed to
    Landauer, Inc. . . . . . . . . $ 7,997   $ 7,811   $13,816    $12,938
  Less: Income allocated to
    unvested restricted stock. . .      33        25        63         41
                                   -------   -------   -------    -------
  Net income available to
    common stockholders. . . . . . $ 7,964   $ 7,786   $13,753    $12,897
                                   =======   =======   =======    =======
  Basic weighted averages
    shares outstanding . . . . . .   9,332     9,314     9,322      9,291
  Effect of dilutive securities. .      45        39        45         37
                                   -------   -------   -------    -------
  Diluted weighted averages
    shares outstanding . . . . . .   9,377     9,353     9,367      9,328
                                   =======   =======   =======    =======
Net income per share - Diluted . . $  0.85   $  0.83   $  1.47    $  1.38
                                   =======   =======   =======    =======


(10)  CREDIT FACILITY

      In October 2007, the Company negotiated a credit facility, which originally had an expiration date of October 31, 2009 and permitted borrowings up to $15,000. In June 2009, the Company executed a first amendment to its credit agreement. The first amendment, among other changes to the original terms, increased the aggregate amount of funds available to $30,000 subject, with respect to amounts borrowed in excess of $20,000, to certain criteria outlined in the credit agreement. In February 2010, the Company executed a second amendment to its credit agreement. The second amendment, among other changes to the original terms, extended the maturity date to February 12, 2012, added Global Physics Solutions, Inc. as a borrower, added a prepayment penalty equal to 1.0% should the Company voluntarily terminate the facility prior to February 12, 2011, and modified the interest rate on outstanding amounts from either LIBOR plus 2.9% or the bank's prime rate plus 0.47% to either LIBOR plus 2.1% or the bank's prime rate minus 0.28%. Effective October 31, 2010, the Company executed a third amendment to its credit agreement. The third amendment, among other changes, increased the aggregate amount of funds available to the Company to $50,000 subject, with respect to amounts borrowed in excess of $25,000, to a borrowing base test, extended the maturity date to October 31, 2013, modified the manner in which the interest rate on outstanding amounts would

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               March 31, 2011


be determined, and extended the applicable date of the prepayment penalty such that the penalty would be due if the Company should voluntarily terminate the facility prior to October 31, 2011.

      The Company must maintain a fixed charge coverage ratio, as calculated pursuant to the terms of the first amendment to the credit agreement, as of the end of each calendar quarter of not less than 1.35 to 1.00, and a funded debt to earnings before interest, taxes and depreciation and amortization ratio less than or equal to 1.5 to 1.00. As of March 31, 2011, the fixed charge coverage ratio and the funded debt to earnings before interest, taxes and depreciation and amortization ratio were approximately 15.3 and 0.5, respectively, and the Company was in compliance with the covenants contained in the credit agreement. The debt is classified as a current liability as the agreement contains a subjective acceleration clause as well as a Company elected arrangement which provides for automatic draws or pay downs on the credit facility on a daily basis after taking into account operating cash needs. Based on current business plans and projected operating cash flows, the Company anticipates continued usage of the revolving facility beyond the next twelve months.

      As of March 31, 2011 and September 30, 2010, the balance outstanding under the Company's credit agreement was $18,335 and $12,504, respectively.

Interest expense on the borrowings for the six months ended March 31, 2011 and 2010 was $236 and $184, respectively. The weighted average interest rate was 2.37% for the first half of fiscal 2011. At March 31, 2011 the applicable interest rate was 2.361% per annum.


(11)  STOCK-BASED COMPENSATION

      Stock-based compensation expense for restricted share awards totaled $945 and $671 for the six months ended March 31, 2011 and 2010, respectively. The total income tax benefit recognized in the unaudited consolidated statements of income related to expense for stock-based compensation was $350 and $243 during the first half of fiscal 2011 and 2010, respectively.

      RESTRICTED SHARE AWARDS

      Restricted share transactions during the six months ended March 31, 2011 were as follows:

                                               Number of
                                               Restricted       Weighted-
                                                 Share           Average
                                                 Awards           Fair
                                             (in thousands)       Value
                                             --------------     ---------

Outstanding at October 1, 2010 . . . . . .         121           $ 60.81
Granted. . . . . . . . . . . . . . . . . .          39             63.39
Vested . . . . . . . . . . . . . . . . . .          (4)            54.32
Forfeited. . . . . . . . . . . . . . . . .          (1)            62.36
                                                  ----           -------
Outstanding at March 31, 2011. . . . . . .         155           $ 61.62
                                                  ====           =======

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               March 31, 2011


      The per share weighted average fair value of restricted shares, including restricted stock and performance shares, granted during the six months ended March 31, 2011 and 2010 was $63.39 and $61.64, respectively. As of March 31, 2011, unrecognized compensation expense related to restricted share awards totaled $5,438 and is expected to be recognized over a weighted average period of 1.42 years. The total fair value of shares vested during the six months ended March 31, 2011 and 2010 was $227 and $137, respectively.

      STOCK OPTIONS

      A summary of stock option activity during the six months ended
March 31, 2011 is presented below:
                                                 Weighted-
                                    Weighted-     Average       Aggregate
                      Number of      Average     Remaining      Intrinsic
                       Options      Exercise    Contractual       Value
                   (in thousands)     Price    Term (Years)  (in thousands)
                   --------------  ----------  ------------  --------------
Outstanding at
  October 1, 2010. .      93        $ 45.10
Exercised. . . . . .      (2)         39.17
                        ----        -------
Outstanding at
  March 31, 2011 . .      91        $ 45.25          3.7        $ 1,477
                        ====        =======         ====        =======
Exercisable at
  March 31, 2011 . .      91        $ 45.25          3.7        $ 1,477
                        ====        =======         ====        =======

      The Company has not granted stock options subsequent to fiscal 2005. As of March 31, 2011, all outstanding stock options were vested and compensation expense related to stock options was recognized in prior fiscal years. The intrinsic value of options exercised totaled $59 and $581 during the first half of fiscal 2011 and 2010, respectively. The total income tax benefit recognized in the unaudited consolidated statements of income related to the exercise of stock options was $22 and $210 during the six months ended March 31, 2011 and 2010, respectively.


(12)  EMPLOYEE BENEFIT PLANS

      The components of net periodic benefit cost for pension and retiree medical plans were as follows:

                                    Pension Benefits     Other Benefits
                                   ------------------  ------------------
                                         Three Months Ended March 31,
                                   --------------------------------------
                                     2011      2010      2011      2010
                                   --------  --------  --------  --------
Service cost . . . . . . . . . . . $   --    $   --    $     13  $     12
Interest cost. . . . . . . . . . .      364       360        14        15
Expected return on plan assets . .     (345)     (321)     --         --
Amortization of prior
   service credit. . . . . . . . .    --        --          (28)      (27)
Amortization of net loss . . . . .       26        12      --        --
                                   --------  --------  --------  --------
Net periodic benefit cost
  (credit) . . . . . . . . . . . . $     45  $     51  $     (1) $   --
                                   ========  ========  ========  ========

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               March 31, 2011


                                    Pension Benefits     Other Benefits
                                   ------------------  ------------------
                                          Six Months Ended March 31,
                                   --------------------------------------
                                     2011      2010      2011      2010
                                   --------  --------  --------  --------
Service cost . . . . . . . . . . . $   --    $   --    $     26  $     25
Interest cost. . . . . . . . . . .      727       719        28        31
Expected return on plan assets . .     (690)     (642)     --        --
Amortization of prior
  service credit . . . . . . . . .     --        --         (56)      (55)
Amortization of net loss . . . . .       52        24      --        --
                                   --------  --------  --------  --------
Net periodic benefit cost
  (credit) . . . . . . . . . . . . $     89  $    101  $     (2) $      1
                                   ========  ========  ========  ========

      The Company, under IRS minimum funding standards, is not required to make contributions to its defined benefit pension plan during fiscal 2011.

      The Company maintains a 401(k) Retirement Savings Plan for certain employees, which provides for employer matching contributions, and a supplemental defined contribution plan for certain executives, which provides for employer contributions at the discretion of the Company. Amounts expensed for Company contributions under these plans during the first half of fiscal 2011 and 2010 were $566 and $547, respectively. Distribution of the chief executive officer's additional benefit of $1,324 to the supplemental plan, per his amended employment agreement, was made during October 2010.


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

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               March 31, 2011


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

      The following tables summarize financial information for each reportable segment:

                                        Three Months Ended March 31, 2011
                                        ----------------------------------
                                        Radiation     Medical    Consoli-
                                        Monitoring    Physics     dated
                                        ----------  ----------  ----------
Revenues . . . . . . . . . . . . . . .   $ 27,527    $  4,800    $ 32,327
Operating income (loss). . . . . . . .     12,074        (194)     11,880
Depreciation and amortization. . . . .      1,588         219       1,807
Capital expenditures for property,
  plant & equipment. . . . . . . . . .      2,780         105       2,885

                                        Three Months Ended March 31, 2010
                                        ----------------------------------
                                        Radiation     Medical    Consoli-
                                        Monitoring    Physics     dated
                                        ----------  ----------  ----------
Revenues . . . . . . . . . . . . . . .   $ 28,369    $  3,437    $ 31,806
Operating income (loss). . . . . . . .     11,855        (419)     11,436
Depreciation and amortization. . . . .      1,377         140       1,517
Capital expenditures for property,
  plant & equipment. . . . . . . . . .      4,397          94       4,491

                                          Six Months Ended March 31, 2011
                                        ----------------------------------
                                        Radiation     Medical    Consoli-
                                        Monitoring    Physics     dated
                                        ----------  ----------  ----------
Revenues . . . . . . . . . . . . . . .   $ 51,431    $  9,334    $ 60,765
Operating income (loss). . . . . . . .     20,659        (652)     20,007
Depreciation and amortization. . . . .      3,172         432       3,604
Capital expenditures for property,
  plant & equipment. . . . . . . . . .      5,366         287       5,653

                                          Six Months Ended March 31, 2010
                                        ----------------------------------
                                        Radiation     Medical    Consoli-
                                        Monitoring    Physics     dated
                                        ----------  ----------  ----------
Revenues . . . . . . . . . . . . . . .   $ 53,458    $  5,582    $ 59,040
Operating income (loss). . . . . . . .     19,785        (592)     19,193
Depreciation and amortization. . . . .      2,814         249       3,063
Capital expenditures for property,
  plant & equipment. . . . . . . . . .      8,867         138       9,005

                       LANDAUER, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Cont'd.)
                               March 31, 2011


                                        March 31,   September 30,
                                          2011          2010
                                       ----------   -------------
      Segment Assets:
          Radiation Monitoring . . . .   $127,555        $121,908
          Medical Physics. . . . . . .     29,520          28,788
                                         --------        --------
      Consolidated assets. . . . . . .   $157,075        $150,696
                                         ========        ========

(14)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      During the first six months of fiscal 2011, there were no new accounting pronouncements issued that would have a material impact on the Company's consolidated financial statements.


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

      Through its Global Physics Solutions, Inc. ("GPS") subsidiary, which was acquired in November 2009, the Company provides therapeutic and imaging physics services to the medical community. GPS is the leading nationwide provider of medical physics services to hospitals, free standing imaging centers and radiation therapy centers. Medical physics services is a large fragmented market. Market growth is expected to be driven by: the utilization of radiation in the provision of healthcare; trends towards outsourcing of services in healthcare settings; and a tightening domestic supply of qualified medical physicists.

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

      Comparability of results is impacted by the acquisition of GPS during the second month of the first half of fiscal 2010 as compared to the results for a full six month period in fiscal 2011.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010

      Revenues for the second fiscal quarter of 2011 were $32.3 million, an increase of $0.5 million, or 1.6% compared with revenues of $31.8 million for the same quarter in fiscal 2010. The Medical Physics segment contributed an increase of $1.4 million, offset by a decline in the Radiation Monitoring segment of $0.8 million.

      Cost of sales for the second fiscal quarter of 2011 was $11.6 million, a decrease of $0.2 million, or 1.8%, compared with cost of sales of $11.8 million for the same quarter in fiscal 2010. The Medical Physics segment contributed an increase of $1.0 million, offset by a decline in the Radiation Monitoring segment of $1.2 million. Gross margins were 64.1% for the second fiscal quarter of 2011, compared with 62.8% for the same period in fiscal 2010. The increase in gross margin rate was primarily due to the decline in lower margin sales to Nagase Landauer and the improvement in the margin of Medical Physics revenue mix.

      Selling, general and administrative costs for the second fiscal quarter of 2011 were $8.7 million, an increase of $0.3 million, or 3.8%, compared with the $8.4 million reported for the second fiscal quarter of 2010. The Medical Physics segment and Radiation Monitoring segment contributed an increase of $0.1 million and $0.2 million, respectively.

      In conjunction with the Company's acquisition activity, the Company incurred $0.1 million of acquisition related transaction and reorganization costs each for the second fiscal quarters of 2011 and 2010. The fiscal 2011 costs related primarily to the establishment of an unconsolidated joint venture in Turkey and the acquisition of a diagnostics physics practice in Florida.

      Operating income for the second fiscal quarter of 2011 was $11.9 million, an increase of $0.5 million, or 3.9%, compared with operating income of $11.4 million for the same quarter in fiscal 2010. For the second fiscal quarter of 2011, the Medical Physics segment had an operating loss of $0.2 million, and the Radiation Monitoring segment had operating income of $12.1 million.

      Net other income, including equity in income of joint ventures, for the second fiscal quarter of 2011 was $0.5 million, an increase of $0.1 million, or 17.6%, from the prior year quarter.

      The effective tax rate for the second fiscal quarter of fiscal 2011 and fiscal 2010 was 34.6% and 33.6%, respectively. The increase in effective tax rate was due primarily to a change in the mix of foreign and domestic income.

      Net income for the second fiscal quarter ended March 31, 2011 was $8.0 million, an increase of $0.2 million, or 2.4%, compared with $7.8 million for the second fiscal quarter of 2010. The resulting diluted earnings per share for the second fiscal quarter of 2011 were $0.85 compared with $0.83 for the second fiscal quarter of 2010.

      Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $14.2 million, a $0.9 million or 6.7% increase, compared with $13.3 million a year ago. The increase was due primarily to revenue growth, lower product costs based on revenue mix and favorable equity earnings of joint ventures for the second fiscal quarter of 2011. A reconciliation of net income to EBITDA is included under Item 2 herein.

      The following is a discussion of the Company's segment operating results.

RADIATION MONITORING

      Radiation Monitoring revenue for the second fiscal quarter of 2011 declined 3.0%, or $0.8 million from the second fiscal quarter of 2010 to $27.5 million. Of the decline, $0.7 million is due to the previously reported change in the supply relationship between Landauer and Nagase Landauer, which converted its customer base from Luxel to the InLight technology during fiscal 2010. Nagase Landauer no longer purchases service badges from the Company. The historical Luxel badge revenues were partially replaced by a royalty arrangement, resulting in no corresponding impact on net income. Without the Nagase Landauer impact, domestic Radiation Monitoring revenues declined 5.6%, or $1.2 million, driven by lower non-recurring InLight equipment sales, primarily to the Canadian government agency responsible for occupational monitoring and radiation emergency preparedness for the citizens of Canada. International Radiation Monitoring revenues increased 14.2%, or $1.0 million. The international increase is due to $0.5 million of organic growth in most regions and $0.5 million due to the strengthening of most foreign currencies against the dollar.

      Radiation Monitoring gross margin for the second fiscal quarter of 2011 increased to 71.2% from 67.8% in the second fiscal quarter of 2010, primarily due to the decline in lower margin sales to Nagase Landauer. Selling, general and administrative costs in the Radiation Monitoring segment for the second fiscal quarter of 2011 increased 2.5%, or $0.2 million, to $7.4 million. Radiation Monitoring operating income, inclusive of the impact of acquisition related transaction and reorganization costs, for the second fiscal quarter of 2011 increased 1.9%, or $0.2 million, to $12.1 million compared with operating income of $11.9 million for the same period in fiscal 2010.

MEDICAL PHYSICS

      Medical Physics revenue for the second fiscal quarter of 2011 increased 39.7%, or $1.4 million from the second fiscal quarter of 2010, to $4.8 million on $0.7 million of organic growth and $0.7 million due to the impact of acquired companies. Medical Physics gross margin increased to 23.2% from 22.1% in the second fiscal quarter of 2010, primarily due to increased revenue and improved service mix. Selling, general and administrative costs in the Medical Physics segment for the second fiscal quarter of 2011 increased 11.1%, or $0.1 million, to $1.3 million. The increase is due primarily to the annualized impact of acquired companies. Medical Physics operating loss for the second fiscal quarter of 2011 was $0.2 million, compared with an operating loss of $0.4 million for the same period in fiscal 2010.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010

      Revenues for the first six months of fiscal 2011 were $60.8 million, an increase of $1.8 million, or 2.9%, compared with revenues of $59.0 million for the same period in fiscal 2010. The Medical Physics segment contributed an increase of $3.8 million, offset by a decline in the Radiation Monitoring segment of $2.0 million.

      Cost of sales for the first six months of fiscal 2011 was $22.7 million, an increase of $0.7 million, or 3.2%, compared with cost of sales of $22.0 million for the same period in fiscal 2010. The Medical Physics segment contributed an increase of $2.9 million, offset by a decline in the Radiation Monitoring segment of $2.2 million. Gross margins were 62.7% for the first half of fiscal 2011, compared with 62.8% for the same period in fiscal 2010.

      Selling, general and administrative costs for the first six months of fiscal 2011 were $17.9 million, an increase of $1.7 million, or 10.2%, compared with the $16.2 million reported for the same period in fiscal 2010. The Medical Physics segment and Radiation Monitoring segment contributed an increase of $0.9 million and $0.8 million, respectively.

      In conjunction with the Company's acquisition activity, the Company incurred $0.2 million and $1.7 million ($1.2 million, after-tax) of acquisition related transaction and reorganization costs for the first six months of fiscal 2011 and 2010, respectively.

      Operating income for the six months ended March 31, 2011 was $20.0 million, an increase of $0.8 million, or 4.2%, compared with operating income of $19.2 million for the same period in fiscal 2010. For the fiscal 2011 first half, the Medical Physics segment had an operating loss of $0.7 million, and the Radiation Monitoring segment had operating income of $20.7 million.

      Net other income, including equity in income of joint ventures, for the first six months of fiscal 2011 was $1.1 million, an increase of $0.2 million, or 19.1%, from the prior year period.

      The effective tax rate was 33.2% and 34.8% for the first half of fiscal 2011 and 2010, respectively. The decline in effective tax rate was due primarily to the realization of R&D tax credits in fiscal 2011 recognized with the passage of tax legislation in December 2010 and the non-deductibility of certain acquisition related costs in fiscal 2010.

      Net income for the six months ended March 31, 2011 was $13.8 million, an increase of $0.9 million, or 6.8%, compared with $12.9 million for the six months ended March 31, 2010. The resulting diluted earnings per share for the first half of fiscal 2011 were $1.47 compared with $1.38 for the same period in fiscal 2010.

      Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $24.4 million, a $1.4 million or 6.4% increase, compared with $23.0 million a year ago. The increase is due primarily to the $1.4 million reduction in acquisition related transaction and reorganization costs for the first half of fiscal 2011. A reconciliation of net income to EBITDA is included under Item 2 herein.

      The following is a discussion of the Company's segment operating results.

RADIATION MONITORING

      Radiation Monitoring revenue for the first six months of fiscal 2011 declined 3.8%, or $2.0 million to $51.4 million. Of the decline, $2.1 million is due to the previously reported change in the supply relationship between Landauer and Nagase Landauer, the Company's unconsolidated joint venture in Japan. Without the Nagase Landauer impact, domestic Radiation Monitoring revenue declined 3.5%, or $1.4 million, and international Radiation Monitoring revenue increased 10.7%, or $1.5 million, on organic growth in most regions and the strengthening of most foreign currencies against the dollar.

      Radiation Monitoring gross margin for the six months ended March 31, 2011 increased to 70.0% from 66.9% in the same period a year ago, primarily due to the decline in lower margin sales to Nagase Landauer. Selling, general and administrative costs in the Radiation Monitoring segment for the first six months of fiscal 2011 increased 5.4%, or $0.8 million, to $15.1 million. The increase is due primarily to $0.3 million of costs to replace the Company's IT systems and $0.5 million of increased international spending to support international revenue growth along with the impact of the strengthening of most foreign currencies against the dollar. Radiation Monitoring operating income, inclusive of the impact of acquisition related transaction and reorganization costs, for the six months ended March 31, 2011 increased 4.4%, or $0.9 million, to $20.7 million compared with operating income of $19.8 million for the same period in fiscal 2010.

MEDICAL PHYSICS

      Medical Physics revenue for the first six months of fiscal 2011 increased 67.2%, or $3.8 million, to $9.3 million on $1.4 million of organic growth and $2.4 million due to the impact of acquired companies. Medical Physics gross margin declined to 22.5% from 23.1% in the year ago period. Selling, general and administrative costs in the Medical Physics segment for the first six months of fiscal 2011 increased 46.1%, or $0.9 million, to $2.8 million. The increase is due to the impact of acquired companies. Medical Physics operating loss for the six months ended
March 31, 2011 was $0.7 million, compared with an operating loss of $0.6 million for the same period in fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents declined $1.4 million to $6.3 million during the six months ended March 31, 2011. The Company's primary sources of liquidity are cash flows from operations and funds available under its credit facility.

      Cash provided by operating activities for the six months ended
March 31, 2011 was $16.9 million compared to $9.7 million in the first half of fiscal 2010. The increase in operating cash flow was driven primarily by increased earnings and changes in the components of working capital.

      Cash used by investing activities for the first half of fiscal 2011 included $1.6 million for the establishment of an unconsolidated joint venture in Turkey and the acquisition of a diagnostics physics practice in Florida, compared to $29.8 million used in the same period in fiscal 2010 for the Company's acquisitions, as described under the footnote "Business Combinations" herein. Investing activities during the six months ended March 31, 2011 also included $1.8 million for the purchase of trading securities, primarily related to the Company's funding of its deferred compensation program in a Rabbi Trust arrangement. The Company's acquisitions of property, plant and equipment during the first half of fiscal 2011 and 2010 were $5.7 million and $9.0 million, respectively. Included in the acquisitions of property, plant and equipment were costs of $4.2 million and $4.8 million in the first half of fiscal 2011 and 2010, respectively, for the Company's initiative to replace various business processes and replace components of its information technology systems that support customer relationship management and the order-to-cash cycle. The total project cost is estimated currently to be approximately $45.0 million to $48.0 million. The project consists of three phases, of which two phases were implemented in the first half of fiscal 2011. Total capital expenditures for fiscal 2011 are expected to be approximately $10.0 million to $12.0 million principally for the project to replace the Company's information systems. The Company anticipates that funds for these capital improvements will be provided from operations.

      Financing activities for the six months ended March 31, 2011 were comprised primarily of net borrowings on the Company's credit facility and payments of cash dividends to shareholders. During the first half of fiscal 2011, the Company funded cash dividends of $15.4 million, or $0.55 per share for the first and second quarters of fiscal 2011 and $0.5375 per share for the fourth quarter of fiscal 2010. During the first half of fiscal 2010, the Company funded cash dividends of $15.0 million, or $0.5375 per share for the first and second quarters of fiscal 2010 and $0.525 per share for the fourth quarter of fiscal 2009. Such amounts were provided from operations.

      In connection with its fiscal 2010 first quarter acquisitions, the Company borrowed $18.0 million under its credit agreement, originally dated October 5, 2007. As described under the footnote, "Credit Facility" herein, the Company executed its first amendment to the credit agreement in June 2009 and its second amendment in February 2010. Effective October 31, 2010, the Company executed a third amendment to its loan agreement. The third amendment, among other changes, increased the aggregate amount of funds available to the Company to $50.0 million; subject, with respect to amounts borrowed in excess of $25.0 million to a borrowing base test, extended the maturity date to October 31, 2013, modified the manner in which the interest rate on outstanding amounts would be determined, and extended the applicable date of the prepayment penalty such that the penalty would be due if the Company should voluntarily terminate the facility prior to October 31, 2011. At March 31, 2011 the applicable interest rate was 2.361% per annum.

      The Company must maintain a fixed charge coverage ratio, as calculated pursuant to the terms of the first amendment to the credit agreement, as of the end of each calendar quarter of not less than 1.35 to 1.00, and a funded debt to EBITDA ratio less than or equal to 1.5 to 1.00. As of March 31, 2011, the fixed charge coverage ratio and the funded debt to earnings before interest, taxes and depreciation and amortization ratio were approximately 15.3 and 0.5, respectively, and the Company was in compliance with the covenants contained in the credit agreement. The debt is classified as current as the agreement contains a subjective acceleration clause as well as a Company elected arrangement which provides for automatic draws or pay downs on the credit facility on a daily basis after taking into account operating cash needs. Based on current business plans and projected operating cash flows, the Company anticipates continued usage of the revolving facility beyond the next twelve months. As of March 31, 2011, the Company had borrowings of $18.3 million outstanding.

      Landauer requires limited working capital for its operations as many of its customers pay for services in advance. Such advance payments, reflected on the balance sheet as "Deferred Contract Revenue", amounted to $15.1 million and $14.3 million, respectively, as of March 31, 2011 and
September 30, 2010.   While these amounts represent approximately 30.2% and
28.9% of current liabilities as of March 31, 2011 and September 30, 2010, respectively, such amounts do not represent a cash obligation.

      Landauer offers radiation monitoring services in Australia, Brazil, Canada, China, France, Japan, Mexico, Sweden, Turkey and the United Kingdom. The Company's operations in these markets generally do not depend on significant capital resources.

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

OUTLOOK FOR FISCAL 2011

      Landauer's current business plan for fiscal 2011 anticipates consolidated net revenue for the year to be in the range of $120 to $126 million, including $4 to $8 million in sales to the U.S. military and first responder markets. Military and first responder market sales are dependent on military and other governmental appropriations and approvals which have yet to be obtained. There can be no assurance that such appropriations and approvals can be obtained in fiscal 2011 or that orders will result immediately following any such appropriation or approval. The business plan anticipates spending of $10 to $12 million to support the completion of the Company's systems initiative, with $2 to $3 million being expensed in the current fiscal year. Based upon the above assumptions, the Company anticipates reported net income for fiscal 2011 in the range of $24 to $26 million.

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

      The following table reconciles net income to EBITDA:

                                  Three Months Ended     Six Months Ended
                                      March 31,              March 31,
                                 -------------------   ------------------
                                   2011       2010       2011       2010
                                 -------    -------    -------    -------
Net income attributed to
  Landauer, Inc. . . . . . . .   $ 7,997    $ 7,811    $13,816    $12,938
Add back:
    Interest and other
      (income) expense . . . .        75        (48)       (17)       (53)
    Income taxes . . . . . . .     4,294      3,998      7,031      7,015
    Depreciation and
      amortization . . . . . .     1,807      1,517      3,604      3,063
                                 -------    -------    -------    -------
Earnings before interest,
  taxes, depreciation and
  amortization . . . . . . . .   $14,173    $13,278    $24,434    $22,963
                                 =======    =======    =======    =======

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      During the first six months of fiscal 2011, there were no new accounting pronouncements issued, which would have a material impact on the Company's consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES

      The critical accounting policies followed by the Company are set forth in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended September 30, 2010. The Company believes that at March 31, 2011, there have been no material changes to this information.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk, including changes in foreign currency exchange rates. These risks are set forth in Item 7A
"Quantitative and Qualitative Disclosures about Market Risk" of the Company's Annual Report on Form 10-K for the year ended September 30, 2010.

The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through March 31, 2011.


ITEM 4.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") (the Company's principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures as of March 31, 2011 were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      During the first fiscal quarter of 2011, the Company implemented the first phase of its systems initiative which supports the procure to pay cycle, inventory and general ledger systems. During the second fiscal quarter of 2011, the Company implemented the second phase of its systems initiative which consists of web-based customer-facing solutions that do not have a material impact on the Company's financial statements or internal control environment. Although management believes that the new system implemented in the first phase has maintained or enhanced the Company's internal controls over financial reporting, management has yet to complete documenting and testing the effectiveness of the new system's impact on the internal control environment for fiscal 2011. As such, there is the risk that the new system and/or new internal controls have yet unidentified deficiencies that could constitute significant deficiencies, material weaknesses or aggregate to material weaknesses in the Company's internal control over financial reporting. Management anticipates testing the new system and the new internal controls during fiscal 2011 as part of its ongoing testing of the Company's internal controls. There were no other changes in the Company's internal control over financial reporting that occurred during the quarterly period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of March 31, 2011, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.


ITEM 1A.    RISK FACTORS

      Information regarding risk factors are set forth in Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended September 30, 2010. The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through March 31, 2011.


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


                                    LANDAUER, INC.
Date:  May 6, 2011

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