Form 10-Q
period 2011-06-30
LANDAUER INC
filed 2011-08-08
CIK 825410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Commission File Number 1-9788

LANDAUER, INC.
(Exact name of registrant as specified in its charter)
Delaware	06-1218089
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)
2 Science Road, Glenwood, Illinois; 60425
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (708) 755-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [    ] No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ X ]
Non-accelerated filer (Do not	[ ]	Smaller reporting company	[ ]
check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [     ] No [  X  ]

Number of shares of Common Stock, $.10 par value, outstanding at July 25, 2011: 9,421,740.

1

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in Thousands)	June 30, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$8,019	$7,659
Receivables, net of allowances of $954 and $852, respectively	25,633	23,702
Inventories	7,882	6,865
Prepaid income taxes	269	5,403
Prepaid expenses and other current assets	3,109	2,528
Current assets	44,912	46,157
Property, plant and equipment, at cost	95,335	85,306
Accumulated depreciation	(49,374)	(45,491)
Net property, plant and equipment	45,961	39,815
Equity in joint ventures	9,814	8,446
Goodwill	40,391	39,268
Intangible assets, net of accumulated amortization of $6,092 and $5,374, respectively	10,441	10,002
Dosimetry devices, net of accumulated depreciation of $10,099 and $8,894, respectively	5,941	5,569
Other assets	3,482	1,439
Assets	$160,942	$150,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,626	$7,180
Dividends payable	5,304	5,143
Deferred contract revenue	16,061	14,305
Short-term debt	12,884	12,504
Accrued compensation	5,139	5,923
Other accrued expenses	6,330	4,497
Current liabilities	52,344	49,552
Non-current liabilities:
Pension and postretirement obligations	10,464	10,089
Deferred income taxes	9,987	9,934
Other non-current liabilities	1,319	1,418
Non-current liabilities	21,770	21,441
Stockholders’ equity:
Preferred stock, $.10 par value per share, authorized 1,000,000 shares; none issued	0	0
Common stock, $.10 par value per share, authorized 20,000,000 shares; 9,490,207 and 9,452,765 shares issued and outstanding at June 30, 2011 and September 30, 2010, respectively	949	945
Additional paid in capital	34,190	32,688
Accumulated other comprehensive income (loss)	806	(783)
Retained earnings	49,718	45,940
Landauer, Inc. stockholders’ equity	85,663	78,790
Noncontrolling interest	1,165	913
Stockholders’ equity	86,828	79,703
Liabilities and Stockholders’ Equity	$160,942	$150,696

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands, Except per Share)	2011	2010	2011	2010
Net revenues	$29,158	$26,255	$89,923	$85,295

Costs and expenses:
Cost of sales	12,077	10,188	34,764	32,163
Selling, general and administrative	9,231	8,085	27,090	24,297
Acquisition and reorganization costs	18	23	230	1,683
Costs and expenses	21,326	18,296	62,084	58,143

Operating income	7,832	7,959	27,839	27,152
Equity in income of joint ventures	575	317	1,701	1,224
Other loss, net	(51)	(179)	(34)	(126)

Income before taxes	8,356	8,097	29,506	28,250
Income taxes	2,667	1,791	9,698	8,806

Net income	5,689	6,306	19,808	19,444
Less: Net income attributed to noncontrolling interest	153	126	456	326

Net income attributed to Landauer, Inc.	$5,536	$6,180	$19,352	$19,118

Net income per share attributable to Landauer, Inc. shareholders:
Basic	$0.59	$0.66	$2.06	$2.05
Weighted average basic shares outstanding	9,340	9,325	9,330	9,302

Diluted	$0.59	$0.66	$2.05	$2.04
Weighted average diluted shares outstanding	9,386	9,365	9,376	9,341

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Unaudited)

	Landauer, Inc. Stockholders’ Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Addi- tional Paid in Capital	Accumu- lated Other Compre- hensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total Stock- holders’ Equity	Compre- hensive Income (Loss)
Balance September 30, 2010	9,452,765	$945	$32,688	$(783)	$45,940	$913	$79,703
Stock-based compensation arrangements	37,442	4	1,502	0	0	0	1,506
Dividends	0	0	0	0	(15,574)	(241)	(15,815)
Net income	0	0	0	0	19,352	456	19,808	$19,808
Foreign currency translation adjustment	0	0	0	1,594	0	37	1,631	1,631
Defined benefit pension and postretirement plans activity	0	0	0	(5)	0	0	(5)	(5)
Comprehensive Income								$21,434
Balance June 30, 2011	9,490,207	$949	$34,190	$806	$49,718	$1,165	$86,828

	Landauer, Inc. Stockholders’ Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Addi- tional Paid in Capital	Accumu- lated Other Compre- hensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total Stock- holders’ Equity	Compre- hensive Income (Loss)
Balance September 30, 2009	9,381,098	$938	$30,834	$(515)	$42,504	$693	$74,454
Stock-based compensation arrangements	71,552	7	1,713	0	0	0	1,720
Dividends	0	0	0	0	(15,175)	(273)	(15,448)
Net income	0	0	0	0	19,118	326	19,444	$19,444
Foreign currency translation adjustment	0	0	0	(1,848)	0	(2)	(1,850)	(1,850)
Defined benefit pension and postretirement plans activity	0	0	0	(46)	0	0	(46)	(46)
Comprehensive Income								$17,548
Balance June 30, 2010	9,452,650	$945	$32,547	$(2,409)	$46,447	$744	$78,274

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
(Dollars in Thousands)	2011	2010
Cash flows from operating activities:
Net income	$19,808	$19,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,750	4,735
Equity in net income of joint ventures	(1,701)	(1,224)
Dividends from joint ventures	911	1,104
Stock-based compensation and related net tax benefits	1,636	1,596
Increase in accounts receivable, net	(1,505)	(820)
Decrease in prepaid taxes	5,160	430
Other operating assets, net	(3,609)	(3,854)
Decrease in accounts payable and other accrued liabilities	(230)	(3,751)
Other operating liabilities, net	1,948	(114)
Net cash provided by operating activities	28,168	17,546

Cash flows used by investing activities:
Acquisition of property, plant and equipment	(9,627)	(12,241)
Acquisition of joint ventures and businesses, net of cash acquired	(1,800)	(32,014)
Purchase of investment securities	(1,844)	0
Net cash used by investing activities	(13,271)	(44,255)

Cash flows (used in) provided by financing activities:
Net borrowings on revolving credit facility	378	13,418
Dividends paid to stockholders	(15,413)	(15,036)
Dividends paid to noncontrolling interest	(241)	(273)
Proceeds from the exercise of stock options	91	571
Excess tax benefit from stock-based compensation arrangements	40	424
Net cash used by financing activities	(15,145)	(896)

Effects of foreign currency translation	608	(865)

Net increase (decrease) in cash and cash equivalents	360	(28,470)
Opening balance – cash and cash equivalents	7,659	36,493
Ending balance – cash and cash equivalents	$8,019	$8,023

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2011

(Dollars in thousands)

(1)        Basis of Presentation

The accompanying unaudited consolidated financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or “the Company”), including businesses acquired and investments in joint ventures as of the effective date of the transactions.

The results of operations for the nine month periods ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full fiscal year. The September 30, 2010 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair statement of such financial statements. Certain reclassifications have been made in the financial statements for comparative purposes. These reclassifications have no effect on the results of operations or financial position of the Company.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 and other financial information filed with the Securities and Exchange Commission (the “SEC”).

The accounting policies followed by the Company are set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. There have been no changes to the accounting policies for the nine month period ended June 30, 2011.

(2)        Business Combinations

During the first nine months of fiscal 2011, the Company established an unconsolidated joint venture in Turkey and completed the acquisition of two diagnostics physics practices, none of which were individually, or in the aggregate, material to the Company’s consolidated financial statements.

Acquisition of Global Physics Solutions, Inc.

On November 9, 2009, Landauer, Inc. completed the acquisition of all of the issued and outstanding capital stock of Global Physics Solutions, Inc. (“GPS”) for $22,000. GPS is a nationwide service provider of clinical physics support, equipment commissioning and accreditation support, and imaging equipment testing. The Company completed the acquisition of GPS as a platform to expand into the medical physics services market and reports the operating results of GPS in the Medical Physics reporting segment.

The consideration transferred included amounts applied by Landauer at the closing to repay all of the outstanding indebtedness of GPS. Landauer also deposited $1,000 of the consideration transferred into an escrow account to be held for a period of 18 months and applied to the settlement of the GPS stockholders’ indemnification obligations, if any, in connection with the transaction. The escrow was released in May 2011. The Company funded the consideration transferred through a combination of borrowings under its credit agreement and cash on hand.

The following table summarizes the $22,000 of consideration transferred to acquire GPS and the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition.

Current assets	$804
Property, plant and equipment	1,040
Intangible assets	5,300
Goodwill	17,380
Current liabilities	(918)
Other long-term liabilities	(250)
Long-term deferred taxes, net	(1,356)
Total assets acquired and liabilities assumed	$22,000

The excess of the consideration transferred over the fair value of the net tangible and intangible assets acquired resulted in goodwill of $17,380, which is attributable primarily to the value of the acquired assembled workforce and GPS’ position as a leading provider in a large fragmented growth market. The goodwill has been assigned to the Medical Physics reporting segment. The Company will deduct $4,253 for income tax purposes. The Company acquired a tradename in the amount of $900 which has an indefinite life, and $4,400 of customer relationships which are being amortized over 15 years.

The acquired business’s revenues of $9,373 and net loss of $433 were recognized in the Company’s consolidated financial statements for the period from November 1, 2009 to June 30, 2010. The revenues and results of operations of GPS from November 1 to the date of acquisition, November 9, were not material to the consolidated financial statements.

Other Acquisitions

During fiscal 2010, the Company completed the following acquisitions which are presented in the aggregate as they were not individually material to the Company’s consolidated financial statements.

On November 2, 2009, Landauer completed the acquisition of all issued and outstanding capital stock of Gammadata Mätteknik AB (“GDM”), a Swedish provider of radon measurement services. GDM is based near Stockholm, Sweden and provides measurement services throughout the Scandinavian region and Europe. The consideration transferred for GDM was $6,603. On October 2, 2009, Landauer acquired the assets of a dosimetry service provider in Sweden, now called Landauer Persondosimetri AB (“PDM”). The consideration transferred for PDM was $1,085. These acquisitions are consistent with the Company’s strategy to expand into new international markets, primarily by investing in or acquiring existing radiation monitoring service providers with a prominent local presence. These acquisitions are reported in the Radiation Monitoring reporting segment.

On June 1, 2010, Landauer acquired certain assets of Upstate Medical Physics, Inc. (“UMP”), a New York company providing imaging medical physics services, for consideration transferred of $2,231. This acquisition is aligned with the Company’s strategy to expand into the medical physics services market and is reported in the Medical Physics reporting segment.

The aggregate consideration transferred and the identifiable assets acquired and liabilities assumed based on their fair values as of the date of the GDM, PDM and UMP acquisitions were as follows:

Current assets	$2,088
Property, plant and equipment	606
Intangible assets	1,389
Goodwill	8,130
Current liabilities	(2,157)
Other long-term liabilities	(137)
Total assets acquired and liabilities assumed	$9,919

The excess of the consideration transferred over the fair value of the net tangible and intangible assets acquired resulted in goodwill for these acquisitions of $8,130, of which $6,798 and $1,332 has been assigned to the Radiation Monitoring segment and the Medical Physics segment, respectively. The Company expects to deduct approximately $1,717 of goodwill for income tax purposes. The Company acquired customer lists, the fair value of which was determined to be $1,389, which are being amortized over 15 years.

The acquired businesses contributed revenues of $3,909 and earnings of $965 to the Company for the period from their respective dates of acquisition to June 30, 2010.

Unaudited Proforma Results

The following unaudited proforma summary presents consolidated information of the Company as if these business combinations had occurred as of October 1, 2009.

	Nine months ended June 30, 2010
	Landauer, Inc. Actual	Landauer, Inc. Proforma
Revenues	$85,295	$90,124
Net income attributed to Landauer, Inc.	19,118	20,221

The proforma results for the nine months ended June 30, 2010 include: estimated interest expense in connection with debt financing of the acquisitions; elimination of pretax acquisition and reorganization costs of $1,683; the estimated amortization of intangibles; and the income tax impact of these adjustments. The unaudited proforma information is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been effective as of the beginning of the period presented.

(3)        Acquisition and Reorganization Costs

Acquisition and reorganization costs for the nine months ended June 30, 2011 and 2010 were $230 and $1,683, respectively. Such expenses were primarily for professional fees with accounting, financial, legal and tax advisors to support the due diligence, transaction structure and accounting for acquisitions. In fiscal 2011, such expenses were related to the establishment of an unconsolidated joint venture in Turkey, the acquisition of two diagnostics physics practices and on-going acquisition activity which includes the pursuit of acquisitions that may not be consummated. In fiscal 2010, such expenses supported the acquisitions described under the footnote “Business Combinations”. In addition, the fiscal 2010 charges included $250 in reorganization costs for severance to support changes in selected roles in the GPS organization.

(4)        Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by reportable segment, for the nine months ended June 30, 2011 were as follows:

	Radiation Monitoring	Medical Physics	Total
Goodwill at September 30, 2010	$20,556	$18,712	$39,268
Increase related to acquisitions	0	612	612
Effects of foreign currency	511	0	511
Goodwill at June 30, 2011	$21,067	$19,324	$40,391

Other intangible assets consisted of the following:

	June 30, 2011		September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists	$13,990	$5,214	$13,025	$4,523
Trademarks and tradenames	1,024	0	1,022	0
Licenses and patents	942	321	752	294
Other intangibles	577	557	577	557
Intangible assets	$16,533	$6,092	$15,376	$5,374

No impairment of goodwill or other intangible assets was recorded as of June 30, 2011.

(5)        Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. A fair value hierarchy with three tiers has been established to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. Level 1 inputs include quoted prices in active markets for identical assets and liabilities. Level 2 inputs consist of observable inputs other than quoted prices in active markets or indirectly observable through corroboration with observable market data. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

As of June 30, 2011, the Company’s financial assets measured and recorded at fair value on a recurring basis were comprised of investments in trading securities, which are reported in other long-term assets. The investments are held in a Rabbi trust for benefits under the Company’s deferred compensation plan. Under the plan, participants designate investment options to serve as the basis for measurement of the notional value of their accounts. The investments include a money market fund and mutual funds that are publicly traded. The fair values of the shares or underlying securities of these funds are based on quoted market prices and, therefore, are categorized as Level 1 in the fair value hierarchy.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash equivalents	$29	$0	$0
Mutual funds	2,014	0	0
Total financial assets at fair value	$2,043	$0	$0

(6)        Income Taxes

The effective tax rate for the first nine months of fiscal 2011 and fiscal 2010 was 32.9% and 31.2%, respectively. The increase in effective tax rate was due primarily to the recognition, in the third quarter of fiscal 2010, of a $475 benefit of prior year deductions for domestic production activities not included previously on the Company’s Federal income tax returns.

As of June 30, 2011, the Company's U.S. income tax returns for fiscal 2008 and subsequent years remained subject to examination by the Internal Revenue Service ("IRS"). The Company is not currently under audit by the IRS. State income tax returns generally have statute of limitations for periods between three and four years from the date of filing. The Company is currently undergoing a state income tax audit. The Company is not currently under audit in any foreign jurisdictions. The Company's foreign operations have statute of limitations on the examination of tax returns for periods between two and eight years.

The Company's uncertain tax reserves are reviewed periodically and are adjusted as events occur that affect the estimated liability for additional taxes, such as the lapsing of applicable statutes of limitations, the conclusion of tax audits and the measurement of additional tax. The Company’s uncertain tax liability was $833 and $767 at June 30, 2011 and September 30, 2010, respectively. During the third quarter of fiscal 2011, the Company recognized a $246 tax benefit due to lapsing of the fiscal year 2007 US and IL statutes of limitations. The amount of unrecognized tax benefits and the related interest and penalties expected to reverse within the next fiscal year is estimated to be between $30 and $300.

(7)        Cash Dividends

On May 27, 2011, the Company declared a regular quarterly cash dividend in the amount of $0.55 per share for the third quarter of fiscal 2011. The dividends were funded on July 5, 2011 and were paid to shareholders of record as of June 10, 2011. Dividends in the amount of $0.55 per share for the first and second quarters of fiscal 2011 were funded in the second quarter of fiscal 2011. Regular quarterly cash dividends of $0.5375 per share, or $2.15 annually, were declared during fiscal 2010.

Dividends on time based restricted stock awards issued to employees and non-employee directors are eligible for dividends at the same rate paid to shareholders. The Company accrues for dividends on performance stock awards, which will be paid upon the vesting, in various future periods, of the related restricted performance stock awards assuming the performance criteria set forth in the agreements relating to such awards are met.

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

	June 30, 2011	September 30, 2010
Foreign currency translation adjustments	$3,594	$2,000
Defined benefit pension and postretirement plans activity	(2,788)	(2,783)
Total accumulated other comprehensive income (loss)	$806	$(783)

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

The Company’s time vested restricted stock, which is a participating security, is included in the computation of earnings per share pursuant to the two-class method. Undistributed net income allocated to unvested restricted stock was not material for the three or nine month periods ended June 30, 2011 and 2010. The following table sets forth the computation of net income per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Basic Net Income per Share:
Net income attributed to Landauer, Inc.	$5,536	$6,180	$19,352	$19,118
Less: Income allocated to unvested restricted stock	32	25	95	66
Net income available to common stockholders	$5,504	$6,155	$19,257	$19,052
Basic weighted averages shares outstanding	9,340	9,325	9,330	9,302
Net income per share – Basic	$0.59	$0.66	$2.06	$2.05

Diluted Net Income per Share:
Net income attributed to Landauer, Inc.	$5,536	$6,180	$19,352	$19,118
Less: Income allocated to unvested restricted stock	32	25	95	66
Net income available to common stockholders	$5,504	$6,155	$19,257	$19,052
Basic weighted averages shares outstanding	9,340	9,325	9,330	9,302
Effect of dilutive securities	46	40	46	39
Diluted weighted averages shares outstanding	9,386	9,365	9,376	9,341
Net income per share – Diluted	$0.59	$0.66	$2.05	$2.04

(10)      Credit Facility

In October 2007, the Company negotiated a credit facility, which originally had an expiration date of October 31, 2009 and permitted borrowings up to $15,000. In June 2009, the Company executed a first amendment to its credit agreement. The first amendment, among other changes to the original terms, increased the aggregate amount of funds available to $30,000 subject, with respect to amounts borrowed in excess of $20,000, to certain criteria outlined in the credit agreement. In February 2010, the Company executed a second amendment to its credit agreement. The second amendment, among other changes to the original terms, extended the maturity date to February 12, 2012; added Global Physics Solutions, Inc. as a borrower; added a prepayment penalty equal to 1.0% should the Company voluntarily terminate the facility prior to February 12, 2011; and modified the interest rate on outstanding amounts from either LIBOR plus 2.9% or the bank’s prime rate plus 0.47% to either LIBOR plus 2.1% or the bank’s prime rate minus 0.28%. Effective October 31, 2010, the Company executed a third amendment to its credit agreement. The third amendment, among other changes, increased the aggregate amount of funds available to the Company to $50,000 subject, with respect to amounts borrowed in excess of $25,000, to a borrowing base test; extended the maturity date to October 31, 2013; modified the manner in which the interest rate on outstanding amounts would be determined; and extended the applicable date of the prepayment penalty such that the penalty would be due if the Company should voluntarily terminate the facility prior to October 31, 2011.

The Company must maintain a fixed charge coverage ratio, as calculated pursuant to the terms of the first amendment to the credit agreement, as of the end of each calendar quarter of not less than 1.35 to 1.00, and a funded debt to earnings before interest, taxes and depreciation and amortization ratio less than or equal to 1.5 to 1.00. As of June 30, 2011, the fixed charge coverage ratio and the funded debt to earnings before interest, taxes and depreciation and amortization ratio were approximately 8.1 and 0.4, respectively, and the Company was in compliance with the covenants contained in the credit agreement. The debt is classified as a current liability as the agreement contains a subjective acceleration clause as well as a Company elected arrangement which provides for automatic draws or pay downs on the credit facility on a daily basis after taking into account operating cash needs. Based on current business plans and projected operating cash flows, the Company anticipates continued usage of the revolving facility beyond the next twelve months.

As of June 30, 2011 and September 30, 2010, the balance outstanding under the Company’s credit agreement was $12,884 and $12,504, respectively. Interest expense on the borrowings for the nine months ended June 30, 2011 and 2010 was $325 and $270, respectively. The weighted average interest rate was 2.35% for the first nine months of fiscal 2011. At June 30, 2011 the applicable interest rate was 2.291% per annum.

(11)      Stock-Based Compensation

Stock-based compensation expense for restricted share awards totaled $1,486 and $1,101 for the nine months ended June 30, 2011 and 2010, respectively. The total income tax benefit recognized in the unaudited consolidated statements of income related to expense for stock-based compensation was $556 and $398 during the first nine months of fiscal 2011 and 2010, respectively.

Restricted Share Awards

Restricted share transactions during the nine months ended June 30, 2011 were as follows:

	Number of Restricted Share Awards (in thousands)	Weighted- Average Fair Value
Outstanding at October 1, 2010	121	$60.81
Granted	39	63.39
Vested	(7)	54.00
Forfeited	(2)	62.82
Outstanding at June 30, 2011	151	$61.79

The per share weighted average fair value of restricted shares, including restricted stock and performance shares, granted during the nine months ended June 30, 2011 and 2010 was $63.39 and $61.64, respectively. As of June 30, 2011, unrecognized compensation expense related to restricted share awards totaled $4,863 and is expected to be recognized over a weighted average period of 1.16 years. The total fair value of shares vested during the nine months ended June 30, 2011 and 2010 was $409 and $148, respectively.

Stock Options

A summary of stock option activity during the nine months ended June 30, 2011 is presented below:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 1, 2010	93	$45.10
Exercised	(2)	39.17
Outstanding at June 30, 2011	91	45.25	3.5	$1,484
Exercisable at June 30, 2011	91	$45.25	3.5	$1,484

The Company has not granted stock options subsequent to fiscal 2005. As of June 30, 2011, all outstanding stock options were vested and compensation expense related to stock options was recognized in prior fiscal years. The intrinsic value of options exercised totaled $59 and $1,062 during the first nine months of fiscal 2011 and 2010, respectively. The total income tax benefit recognized in the unaudited consolidated statements of income related to the exercise of stock options was $22 and $384 during the nine months ended June 30, 2011 and 2010, respectively.

(12)      Employee Benefit Plans

The components of net periodic benefit cost for pension and retiree medical plans were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2011	2010	2011	2010
Service cost	$0	$0	$13	$13
Interest cost	363	359	14	16
Expected return on plan assets	(345)	(322)	0	0
Amortization of prior service credit	0	0	(27)	(28)
Amortization of net loss	26	13	0	0
Net periodic benefit cost	$44	$50	$0	$1

	Pension Benefits		Other Benefits
	Nine Months Ended June 30,
	2011	2010	2011	2010
Service cost	$0	$0	$39	$38
Interest cost	1,090	1,078	42	47
Expected return on plan assets	(1,035)	(964)	0	0
Amortization of prior service credit	0	0	(83)	(83)
Amortization of net loss	78	37	0	0
Net periodic benefit cost (credit)	$133	$151	$(2)	$2

The Company, under IRS minimum funding standards, is not required to make contributions to its defined benefit pension plan during fiscal 2011.

The Company maintains a 401(k) Retirement Savings Plan for certain employees, which provides for employer matching contributions, and a supplemental defined contribution plan for certain executives, which provides for employer contributions at the discretion of the Company. Amounts expensed for Company contributions under these plans during the first nine months of fiscal 2011 and 2010 were $800 and $820, respectively. Distribution of the chief executive officer’s additional benefit of $1,324 to the supplemental plan, per his amended employment agreement, was made during October 2010.

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

The Medical Physics segment provides therapeutic and imaging physics services to domestic hospitals, free standing imaging centers and radiation therapy centers. Service offerings include clinical physics support, equipment commissioning, accreditation support and imaging equipment testing. These professional services are provided to customers on-site by skilled physicists. Medical Physics services are provided through the Company’s GPS subsidiary.

The Company evaluates performance of the individual segments based upon, among other metrics, segment operating income or loss. Segment operating income or loss is segment revenue less segment cost of sales and segment selling, general and administrative expense. Corporate expenses for shared functions, including corporate management, corporate finance and human resources, are recognized in the Radiation Monitoring segment where they have been reported historically. In addition, acquisition and reorganization costs are not allocated to the segments. Information about net other income, including interest income and expense, and income taxes is not provided at the segment level. As the operational integration activities of the Medical Physics segment progress, including transaction processing, human resources and benefits administration, and sales and marketing activities, the Company expects to reevaluate the allocation of costs if or when these costs become material.

The following tables summarize financial information for each reportable segment:

	Three Months Ended June 30, 2011
	Radiation Monitoring	Medical Physics	Consolidated
Revenues	$23,860	$5,298	$29,158
Operating income	7,790	42	7,832
Depreciation and amortization	1,905	241	2,146
Capital expenditures for property, plant & equipment	3,786	188	3,974

	Three Months Ended June 30, 2010
	Radiation Monitoring	Medical Physics	Consolidated
Revenues	$22,299	$3,956	$26,255
Operating income (loss)	7,961	(2)	7,959
Depreciation and amortization	1,502	170	1,672
Capital expenditures for property, plant & equipment	3,110	126	3,236

	Nine Months Ended June 30, 2011
	Radiation Monitoring	Medical Physics	Consolidated
Revenues	$75,291	$14,632	$89,923
Operating income (loss)	28,449	(610)	27,839
Depreciation and amortization	5,077	673	5,750
Capital expenditures for property, plant & equipment	9,152	475	9,627

	Nine Months Ended June 30, 2010
	Radiation Monitoring	Medical Physics	Consolidated
Revenues	$75,757	$9,538	$85,295
Operating income (loss)	27,746	(594)	27,152
Depreciation and amortization	4,316	419	4,735
Capital expenditures for property, plant & equipment	11,977	264	12,241

	June 30, 2011	September 30, 2010
Segment Assets:
Radiation Monitoring	$130,836	$121,908
Medical Physics	30,106	28,788
Consolidated Assets	$160,942	$150,696

(14)      Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance to improve comparability in fair value measurement and disclosure between U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards. The standards update includes changes to the wording used to describe many of the requirements in GAAP for measuring fair value and changes to the disclosure of information about fair value measurements. This guidance is effective for the Company in the second quarter of fiscal 2012. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The guidance, which is intended to increase the prominence of other comprehensive income in financial statements, eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement or two separate but consecutive statements. This guidance, which must be applied retrospectively, is effective for the Company in the first quarter of fiscal 2013. The new guidance impacts only the format of financial statement presentation and, therefore upon adoption, will not have a material impact on the Company’s consolidated financial statements.

(15)      Recently Adopted Accounting Pronouncements

In June 2009, the FASB approved amended guidance for determining whether an entity is a variable interest entity (“VIE”). The guidance requires an enterprise to perform an analysis to determine whether a company’s variable interest gives it a controlling financial interest in a VIE. A company is required to assess whether it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. In addition, on-going reassessments of whether an enterprise is the primary beneficiary of a VIE and additional disclosures about an enterprise’s involvement in VIEs are required. The adoption of this guidance in the first quarter of fiscal 2011 did not have an impact on the Company’s consolidated financial statements.

In September 2009, the FASB approved the issuance of new guidance for arrangements with multiple deliverables and arrangements that include software elements. By providing another alternative for determining the selling price of deliverables, the new guidance allows companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction's economics and often results in earlier revenue recognition. In addition, the residual method of allocating arrangement consideration is no longer permitted under the new guidance. The new guidance for arrangements that include software elements removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The new guidance requires expanded qualitative and quantitative disclosures. The adoption of this guidance in the first quarter of fiscal 2011 did not have an impact on the Company’s consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Landauer is a leading global provider of technical and analytical services to determine occupational and environmental radiation exposure and is the leading domestic provider of outsourced medical physics services. For over 50 years, the Company has provided complete radiation dosimetry services to hospitals, medical and dental offices, universities, national laboratories, nuclear facilities and other industries in which radiation poses a potential threat to employees. Landauer’s services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from customers, and the analysis and reporting of exposure findings. These services are provided to approximately 1.6 million individuals globally. In addition to providing analytical services, the Company may lease or sell dosimetry detectors and reading equipment to large customers that want to manage their own dosimetry programs, or into smaller international markets in which it is not economical to establish a direct service.

Landauer’s radiation monitoring business is a mature business and growth in numbers of customers is modest. In recent years, the Company’s strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has been developing new platforms and formats for its OSL technology, such as InLight®, to gain access to markets where the Company previously did not have a significant presence, such as smaller in-house and commercial laboratories, nuclear power facilities, tactical military monitoring and hospitals to support monitoring of patient exposure to radiation. Revenue growth in recent years has occurred as a result of entry into new markets through joint ventures and acquisitions, modest unit growth, sale of InLight equipment and badges, and new ancillary services and products. The Company believes pricing in the domestic market has become more competitive and opportunities to obtain regular price increases from its customers will be more limited in the future. The continued economic downturn and uncertain impact of healthcare reform has resulted in increased pricing pressure with the Company's healthcare customer base, which is expected to continue into the future.

Through its Global Physics Solutions, Inc. (“GPS”) subsidiary, which was acquired in November 2009, the Company provides therapeutic and imaging physics services to the medical community. GPS is the leading nationwide provider of medical physics services to hospitals, free standing imaging centers and radiation therapy centers. Medical physics services is a large fragmented market. Market growth is expected to be driven by: the utilization of radiation in the provision of healthcare; trends towards outsourcing of services in healthcare settings; and a tightening domestic supply of qualified medical physicists.

Results of Operations

In connection with the acquisition of GPS, during the first quarter of fiscal 2010, the Company began to operate in two reportable segments, Radiation Monitoring and Medical Physics. Historically the Company operated in the Radiation Monitoring segment exclusively. Additional information on the Company’s reportable segments is contained under the footnote “Segment Information” herein.

Comparability of results is impacted by the acquisition of GPS during the second month of the first nine months of fiscal 2010 as compared to the results for a full nine month period in fiscal 2011.

Comparison of the Three Months Ended June 30, 2011 and June 30, 2010

Revenues for the third fiscal quarter of 2011 were $29.2 million, an increase of $2.9 million, or 11.1% compared with revenues of $26.3 million for the same quarter in fiscal 2010. The Medical Physics segment and Radiation Monitoring segment contributed an increase of $1.3 million and $1.6 million, respectively.

Cost of sales for the third fiscal quarter of 2011 was $12.1 million, an increase of $1.9 million, or 18.5%, compared with cost of sales of $10.2 million for the same quarter in fiscal 2010. The Medical Physics segment and Radiation Monitoring segment contributed an increase of $1.1 million and $0.8 million, respectively. Gross margins were 58.6% for the third fiscal quarter of 2011, compared with 61.2% for the same period in fiscal 2010. The decline in gross margin rate was primarily due to higher equipment sales and the overall growth of the Medical Physics segment, which has lower margins.

Selling, general and administrative costs for the third fiscal quarter of 2011 were $9.2 million, an increase of $1.1 million, or 14.2%, compared with the $8.1 million reported for the third fiscal quarter of 2010. The Medical Physics segment and Radiation Monitoring segment contributed an increase of $0.2 million and $0.9 million, respectively.

Operating income for the third fiscal quarter of 2011 was $7.8 million, a decline of $0.2 million, or 1.6%, compared with operating income of $8.0 million for the same quarter in fiscal 2010. For the third fiscal quarter of 2011, the Medical Physics segment had positive operating income, a slight increase compared to the third fiscal quarter of 2010, and the Radiation Monitoring segment had operating income of $7.8 million, a decrease of $0.2 million, or 2.2%, compared to the third fiscal quarter of 2010.

Net other income, including equity in income of joint ventures, for the third fiscal quarter of 2011 was $0.5 million, an increase of $0.4 million, or 279.7%, from the prior year quarter, primarily due to Nagase Landauer, the Company’s joint venture in Japan, experiencing increased revenue in support of the Japanese nuclear disaster and a reduction in product costs as a result of manufacturing efficiencies in its state of the art manufacturing facility which began operating in April 2010.

The effective tax rate for the third fiscal quarter of fiscal 2011 and fiscal 2010 was 31.9% and 22.1%, respectively. The increase in effective tax rate was due primarily to the recognition, in the third quarter of fiscal 2010, of a $0.5 million benefit of prior year deductions for domestic production activities not included previously on the Company’s Federal income tax returns.

Net income for the third fiscal quarter ended June 30, 2011 was $5.5 million, a decline of $0.7 million, or 10.4%, compared with $6.2 million for the third fiscal quarter of 2010. The resulting diluted earnings per share for the third fiscal quarter of 2011 were $0.59 compared with $0.66 for the third fiscal quarter of 2010.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) were $9.8 million, a $0.3 million or 3.4% increase, compared with $9.5 million a year ago. The increase was due primarily to revenue growth, lower product costs based on revenue mix and favorable equity in earnings of joint ventures for the third fiscal quarter of 2011. A reconciliation of net income to EBITDA is included under Item 2 herein.

The following is a discussion of the Company’s segment operating results.

Radiation Monitoring

Radiation Monitoring revenue for the third fiscal quarter of 2011 increased 7.0%, or $1.6 million from the third fiscal quarter of 2010 to $23.9 million. Domestic Radiation Monitoring revenue increased 2.9%, or $0.5 million, and international Radiation Monitoring revenue increased 18.3%, or $1.1 million, driven primarily by the strengthening of most foreign currencies against the dollar.

Radiation Monitoring gross margin for the third fiscal quarter of 2011 decreased to 66.3% from 67.5% in the third fiscal quarter of 2010, impacted by the increase in InLight equipment sales and additional depreciation from the Company’s systems initiative. Selling, general and administrative costs in the Radiation Monitoring segment for the third fiscal quarter of 2011 increased 13.2%, or $0.9 million, to $8.0 million. The increase is due primarily to $0.3 million of currency impact, $0.4 million to support international growth and $0.3 million increased depreciation and amortization. Radiation Monitoring operating income, inclusive of the impact of acquisition related transaction and reorganization costs, for the third fiscal quarter of 2011 decreased 2.2%, or $0.2 million, to $7.8 million compared with operating income of $8.0 million for the same period in fiscal 2010.

Medical Physics

Medical Physics revenue for the third fiscal quarter of 2011 increased 33.9%, or $1.3 million from the third fiscal quarter of 2010, to $5.3 million on $0.7 million of organic growth and $0.6 million due to the impact of acquired companies. Medical Physics gross margin decreased to 24.0% from 25.6% in the third fiscal quarter of 2010, primarily due to increased costs and resources to support revenue growth. Selling, general and administrative costs in the Medical Physics segment for the third fiscal quarter of 2011 increased 21.0%, or $0.2 million, to $1.2 million due to the impact of acquired companies. Medical Physics operating income for the third fiscal quarter of 2011 was slightly positive, compared with a slight loss for the same period in fiscal 2010.

Comparison of the Nine Months Ended June 30, 2011 and June 30, 2010

Revenues for the first nine months of fiscal 2011 were $89.9 million, an increase of $4.6 million, or 5.4%, compared with revenues of $85.3 million for the same period in fiscal 2010. The Medical Physics segment contributed an increase of $5.1 million, offset by a decline in the Radiation Monitoring segment of $0.5 million.

Cost of sales for the first nine months of fiscal 2011 was $34.8 million, an increase of $2.6 million, or 8.1%, compared with cost of sales of $32.2 million for the same period in fiscal 2010. The Medical Physics segment contributed an increase of $4.0 million, offset by a decline in the Radiation Monitoring segment of $1.4 million. Gross margins were 61.3% for the first nine months of fiscal 2011, compared with 62.3% for the same period in fiscal 2010. The decline in gross margin rate was primarily due to the overall growth of the Medical Physics segment, which has lower margins.

Selling, general and administrative costs for the first nine months of fiscal 2011 were $27.1 million, an increase of $2.8 million, or 11.5%, compared with the $24.3 million reported for the same period in fiscal 2010. The Medical Physics segment and Radiation Monitoring segment contributed an increase of $1.1 million and $1.7 million, respectively.

In conjunction with the Company’s acquisition activity, the Company incurred $0.2 million and $1.7 million ($1.3 million, after-tax) of acquisition related transaction and reorganization costs for the first nine months of fiscal 2011 and 2010, respectively.

Operating income for the nine months ended June 30, 2011 was $27.8 million, an increase of $0.6 million, or 2.5%, compared with operating income of $27.2 million for the same period in fiscal 2010. For the fiscal 2011 first nine months, the Medical Physics segment had an operating loss of $0.6 million, and the Radiation Monitoring segment had operating income of $28.4 million.

Net other income, including equity in income of joint ventures, for the first nine months of fiscal 2011 was $1.7 million, an increase of $0.6 million, or 51.8%, from the prior year period, primarily due to Nagase Landauer, the Company’s joint venture in Japan, experiencing increased revenue in support of the Japanese nuclear disaster and a reduction in product costs as a result of manufacturing efficiencies in its state of the art manufacturing facility which began operating in April 2010.

The effective tax rate was 32.9% and 31.2% for the first nine months of fiscal 2011 and 2010, respectively. The increase in effective tax rate was due primarily to the recognition, in the third quarter of fiscal 2010, of a $0.5 million benefit of prior year deductions for domestic production activities not included previously on the Company’s Federal income tax returns.

Net income for the nine months ended June 30, 2011 was $19.4 million, an increase of $0.3 million, or 1.2%, compared with $19.1 million for the nine months ended June 30, 2010. The resulting diluted earnings per share for the first nine months of fiscal 2011 were $2.05 compared with $2.04 for the same period in fiscal 2010.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) were $33.1 million, a $1.5 million or 5.0% increase, compared with $31.6 million a year ago. The increase is due primarily to the $1.5 million reduction in acquisition related transaction and reorganization costs for the first nine months of fiscal 2011. A reconciliation of net income to EBITDA is included under Item 2 herein.

The following is a discussion of the Company’s segment operating results.

Radiation Monitoring

Radiation Monitoring revenue for the first nine months of fiscal 2011 declined 0.6%, or $0.5 million to $75.3 million. Of the decline, $1.5 million is due to the previously reported change in the supply relationship between Landauer and Nagase Landauer, the Company’s unconsolidated joint venture in Japan. Without the Nagase Landauer impact, domestic Radiation Monitoring revenue declined 2.7%, or $1.5 million, driven by lower non-recurring InLight equipment sales, primarily to the Canadian government agency responsible for occupational monitoring and radiation emergency preparedness for the citizens of Canada. International Radiation Monitoring revenue increased 13.0%, or $2.6 million, on $1.4 million of organic growth in most regions and $1.2 million from the strengthening of most foreign currencies against the dollar.

Radiation Monitoring gross margin for the nine months ended June 30, 2011 increased to 68.8% from 67.1% in the same period a year ago, primarily due to the decline in lower margin sales to Nagase Landauer. Selling, general and administrative costs in the Radiation Monitoring segment for the first nine months of fiscal 2011 increased 8.0%, or $1.7 million, to $23.1 million. The increase is due primarily to $0.7 million of costs to replace the Company’s IT systems and related depreciation, $0.9 million of increased international spending to support international revenue growth and $0.4 million from the strengthening of most foreign currencies against the dollar, partially offset by a decline in compensation benefits. Radiation Monitoring operating income, inclusive of the impact of acquisition related transaction and reorganization costs, for the nine months ended June 30, 2011 increased 2.5%, or $0.6 million, to $28.4 million compared with operating income of $27.8 million for the same period in fiscal 2010.

Medical Physics

Medical Physics revenue for the first nine months of fiscal 2011 increased 53.4%, or $5.1 million, to $14.6 million on $2.3 million of organic growth and $2.8 million due to the impact of acquired companies. Medical Physics gross margin declined to 23.0% from 24.2% in the year ago period. Selling, general and administrative costs in the Medical Physics segment for the first nine months of fiscal 2011 increased 37.3%, or $1.1 million, to $4.0 million. The increase is due to the impact of acquired companies and costs to support organic growth. Medical Physics operating loss was $0.6 million for each of the nine months ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

Cash and cash equivalents increased $0.4 million to $8.0 million during the nine months ended June 30, 2011. The Company’s primary sources of liquidity are cash flows from operations and funds available under its credit facility.

Cash provided by operating activities for the nine months ended June 30, 2011 was $28.2 million compared to $17.5 million in the first nine months of fiscal 2010. The increase in operating cash flow was driven by the decline in prepaid taxes and changes in the other components of working capital.

Cash used by investing activities for the first nine months of fiscal 2011 included $1.8 million for the establishment of an unconsolidated joint venture in Turkey and the acquisition of two diagnostics physics practices, compared to $32.0 million used in the same period in fiscal 2010 for the Company’s acquisitions, as described under the footnote “Business Combinations” herein. Investing activities during the nine months ended June 30, 2011 also included $1.8 million for the purchase of trading securities, primarily related to the Company’s funding of its deferred compensation program in a Rabbi Trust arrangement. The Company’s acquisitions of property, plant and equipment during the first nine months of fiscal 2011 and 2010 were $9.6 million and $12.2 million, respectively. Included in the acquisitions of property, plant and equipment were costs of $7.2 million and $4.7 million in the first nine months of fiscal 2011 and 2010, respectively, for the Company’s initiative to replace various business processes and replace components of its information technology systems that support customer relationship management and the order-to-cash cycle. The total project cost is estimated currently to be approximately $45.0 million to $48.0 million. Once fully operational, the new systems will require ongoing maintenance expenditures at levels higher than the Company has traditionally experienced. The project consists of three phases, of which two phases were implemented in the first nine months of fiscal 2011. Total capital expenditures for fiscal 2011 are expected to be approximately $10.0 million to $14.0 million principally for the project to replace the Company’s information systems. The Company anticipates that funds for these capital improvements will be provided from operations.

Financing activities for the nine months ended June 30, 2011 were comprised primarily of net borrowings on the Company’s credit facility and payments of cash dividends to shareholders. During the first nine months of fiscal 2011, the Company funded cash dividends of $15.4 million, or $0.55 per share for the first and second quarters of fiscal 2011 and $0.5375 per share for the fourth quarter of fiscal 2010. During the first nine months of fiscal 2010, the Company funded cash dividends of $15.0 million, or $0.5375 per share for the first and second quarters of fiscal 2010 and $0.525 per share for the fourth quarter of fiscal 2009. Such amounts were provided from operations.

In connection with its fiscal 2010 first quarter acquisitions, the Company borrowed $18.0 million under its credit agreement, originally dated October 5, 2007. As described under the footnote, “Credit Facility” herein, the Company executed its first amendment to the credit agreement in June 2009 and its second amendment in February 2010. Effective October 31, 2010, the Company executed a third amendment to its loan agreement. The third amendment, among other changes, increased the aggregate amount of funds available to the Company to $50.0 million subject, with respect to amounts borrowed in excess of $25.0 million, to a borrowing base test; extended the maturity date to October 31, 2013; modified the manner in which the interest rate on outstanding amounts would be determined; and extended the applicable date of the prepayment penalty such that the penalty would be due if the Company should voluntarily terminate the facility prior to October 31, 2011. At June 30, 2011 the applicable interest rate was 2.291% per annum.

The Company must maintain a fixed charge coverage ratio, as calculated pursuant to the terms of the first amendment to the credit agreement, as of the end of each calendar quarter of not less than 1.35 to 1.00, and a funded debt to EBITDA ratio less than or equal to 1.5 to 1.00. As of June 30, 2011, the fixed charge coverage ratio and the funded debt to earnings before interest, taxes and depreciation and amortization ratio were approximately 8.1 and 0.4, respectively, and the Company was in compliance with the covenants contained in the credit agreement. The debt is classified as current as the agreement contains a subjective acceleration clause as well as a Company elected arrangement which provides for automatic draws or pay downs on the credit facility on a daily basis after taking into account operating cash needs. Based on current business plans and projected operating cash flows, the Company anticipates continued usage of the revolving facility beyond the next twelve months. As of June 30, 2011, the Company had borrowings of $12.9 million outstanding.

Landauer requires limited working capital for its operations as many of its customers pay for services in advance. Such advance payments, reflected on the balance sheet as “Deferred Contract Revenue”, amounted to $16.1 million and $14.3 million, respectively, as of June 30, 2011 and September 30, 2010. While these amounts represent approximately 30.7% and 28.9% of current liabilities as of June 30, 2011 and September 30, 2010, respectively, such amounts do not represent a cash obligation.

Landauer offers radiation monitoring services in Australia, Brazil, Canada, China, France, Japan, Mexico, Sweden, Turkey and the United Kingdom. The Company’s operations in these markets generally do not depend on significant capital resources.

The Company is exposed to market risk, including changes in foreign currency exchange rates. The financial statements of the Company’s non-U.S. subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the reporting currency. The market risk associated with foreign currency exchange rates has historically been immaterial in relation to the Company’s financial position, results of operations, and cash flows.

In the opinion of management, cash flows from operations and the Company’s borrowing capacity under its credit facility are adequate for projected operations and capital spending programs, as well as continuation of the regular cash dividend program. From time to time, the Company may have the opportunity to make investments for acquisitions or other purposes, and borrowings can be made under the current credit facility to fund such investments.

Outlook for Fiscal 2011

Landauer’s annual guidance anticipated fiscal 2011 consolidated revenue for the year to be in the range of $120 to $126 million, including $4 to $8 million in sales to the U.S. military and first responder markets. Military and first responder market sales are dependent on military and other governmental appropriations and approvals, some of which have yet to be obtained. There can be no assurance that additional appropriations and approvals can be obtained in fiscal 2011 or that orders will result immediately following any such appropriation or approval. The business plan anticipated spending of $10 to $12 million to support the Company’s systems initiative, with $2 to $3 million being expensed in the current fiscal year. Based upon the above assumptions, the Company anticipated reported net income for fiscal 2011 in the range of $24 to $26 million.

The US Army released the award for the tactical dosimetry in July, 2011. The Company’s initial business plan for fiscal 2011 expected this award during the first fiscal quarter. Delays in the award have pushed certain planned shipments into the second half of fiscal 2012. Accordingly, the Company anticipates revenue and net income for fiscal 2011 to be at the low end of the guidance ranges.

Use of Non-Generally Accepted Accounting Principles (“GAAP”) Financial Measures

In evaluating the Company’s financial performance and outlook, management uses EBITDA, which is a non-GAAP measure. Management believes that such measure, as a supplement to net income, diluted earnings per share and other GAAP measures, is a useful indicator for investors. This indicator can help readers gain a meaningful understanding of the Company’s core operating results and future prospects without the effect of non-cash items and the Company’s ability to generate cash flows from operations that are available for taxes, capital expenditures, and debt repayment. Investors should recognize that non-GAAP measures might not be comparable to similarly titled measures of other companies. These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows or liquidity prepared in accordance with accounting principles generally accepted in the United States.

The following table reconciles net income to EBITDA:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net income attributed to Landauer, Inc.	$5,536	$6,180	$19,352	$19,118
Add back:
Interest and other income	(524)	(138)	(1,667)	(1,098)
Income taxes	2,667	1,791	9,698	8,806
Depreciation and amortization	2,146	1,672	5,750	4,735
Earnings before interest, taxes, depreciation and amortization	$9,825	$9,505	$33,133	$31,561

Forward-Looking Statements

Certain of the statements made herein constitute forward-looking statements that are based on assumptions and involve certain risks and uncertainties. These include the following, without limitation: assumptions, risks and uncertainties associated with the Company’s development and introduction of new technologies in general; the ability to protect and utilize the Company’s intellectual property; continued customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (OSL) technology to new platforms and formats; military and other government funding for the purchase of certain of the Company’s equipment and services; the impact on sales and pricing of certain customer group purchasing arrangements; the costs associated with the Company’s research and business development efforts; the usefulness of older technologies and related licenses and intellectual property; the effectiveness of and costs associated with the Company’s IT platform enhancements; the anticipated results of operations of the Company and its subsidiaries or ventures; valuation of the Company’s long-lived assets or business units relative to future cash flows; changes in pricing of products and services; changes in postal and delivery practices; the Company’s business plans; anticipated revenue and cost growth; the ability to integrate the operations of acquired businesses and to realize the expected benefits of acquisitions; the risks associated with conducting business internationally; costs incurred for potential acquisitions or similar transactions; other anticipated financial events; the effects of changing economic and competitive conditions; foreign exchange rates; government regulations; accreditation requirements; changes in the trading market that affect the cost of obligations under the Company’s benefit plans; and pending accounting pronouncements. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from what is anticipated today. These risks and uncertainties also may result in changes to the Company’s business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth in Item 1A "Risk Factors" and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and information contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2010 and other reports filed by the Company, from time to time, with the SEC.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance to improve comparability in fair value measurement and disclosure between U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards. The standards update includes changes to the wording used to describe many of the requirements in GAAP for measuring fair value and changes to the disclosure of information about fair value measurements. This guidance is effective for the Company in the second quarter of fiscal 2012. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The guidance, which is intended to increase the prominence of other comprehensive income in financial statements, eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement or two separate but consecutive statements. This guidance, which must be applied retrospectively, is effective for the Company in the first quarter of fiscal 2013. The new guidance impacts only the format of financial statement presentation and, therefore upon adoption, will not have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB approved amended guidance for determining whether an entity is a variable interest entity (“VIE”). The guidance requires an enterprise to perform an analysis to determine whether a company’s variable interest gives it a controlling financial interest in a VIE. A company is required to assess whether it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. In addition, on-going reassessments of whether an enterprise is the primary beneficiary of a VIE and additional disclosures about an enterprise’s involvement in VIEs are required. The adoption of this guidance in the first quarter of fiscal 2011 did not have an impact on the Company’s consolidated financial statements.

In September 2009, the FASB approved the issuance of new guidance for arrangements with multiple deliverables and arrangements that include software elements. By providing another alternative for determining the selling price of deliverables, the new guidance allows companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction's economics and often results in earlier revenue recognition. In addition, the residual method of allocating arrangement consideration is no longer permitted under the new guidance. The new guidance for arrangements that include software elements removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The new guidance requires expanded qualitative and quantitative disclosures. The adoption of this guidance in the first quarter of fiscal 2011 did not have an impact on the Company’s consolidated financial statements.

Critical Accounting Policies

The critical accounting policies followed by the Company are set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. The Company believes that at June 30, 2011, there have been no material changes to this information.

Item 3.  quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk, including changes in foreign currency exchange rates. These risks are set forth in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through June 30, 2011.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2011 were effective.

Changes in Internal Control Over Financial Reporting

During the first fiscal quarter of 2011, the Company implemented the first phase of its systems initiative which supports the procure to pay cycle, inventory and general ledger systems. During the second fiscal quarter of 2011, the Company implemented the second phase of its systems initiative which consists of web-based customer-facing solutions that do not have a material impact on the Company’s financial statements or internal control environment. As part of its ongoing testing of the Company's internal controls, management has completed its traditional interim testing of controls supported by the new systems and has not identified any deficiencies that could constitute significant deficiencies, material weaknesses or aggregate to material weaknesses in the Company's internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of June 30, 2011, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

Item 1A.  Risk Factors

Information regarding risk factors are set forth in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through June 30, 2011.

Item 6.  Exhibits

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

LANDAUER, INC.

Date: August 8, 2011	/s/ Jonathon M. Singer
Jonathon M. Singer
Senior Vice President, Treasurer,
Secretary and Chief Financial Officer
(Principal Financial and Accounting Officer)

