Form 10-K
period 2011-09-30
LANDAUER INC
filed 2011-12-13
CIK 825410

United States

Securities and Exchange Commission

Washington, DC 20549

form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 1-9788

LANDAUER, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1218089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not	☐	Smaller reporting company	☐
check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☒

As of March 31, 2011 the aggregate market value, based upon the closing price on the New York Stock Exchange, of the voting and non-voting common equity held by non-affiliates was approximately $571,000,000. The number of shares of common stock ($0.10 par value) outstanding as of November 28, 2011 was 9,435,001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement in connection with the February 9, 2012 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Index

PART I

(Dollars in thousands)

Item 1. Business

General Description

Landauer, Inc. is a Delaware corporation organized on December 22, 1987. As used herein, the “Company” or “Landauer” refers to Landauer, Inc. and its subsidiaries. The Company’s shares are listed on the New York Stock Exchange under the symbol LDR. As of September 30, 2011, there were 9,462,807 shares outstanding.

Landauer is a leading global provider of technical and analytical services to determine occupational and environmental radiation exposure and is the leading domestic provider of outsourced medical physics services. Since November 2009, the Company has operated in two primary business segments, Radiation Monitoring and Medical Physics. Radiation Monitoring has been the core business for over 50 years. The Company has provided complete radiation dosimetry services to hospitals, medical and dental offices, universities, national laboratories, nuclear facilities and other industries in which radiation poses a potential threat to employees. Landauer’s services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from customers, and the analysis and reporting of exposure findings. These services are provided to approximately 1.7 million individuals globally. In addition to providing analytical services, the Company may lease or sell dosimetry detectors and reading equipment to large customers that want to manage their own dosimetry programs, or into smaller international markets in which it is not economical to establish a direct service. Medical physics services are provided through the Company’s Global Physics Solutions, Inc. (“GPS”) subsidiary. Through its IZI Medical Products, LLC (“IZI”) subsidiary, which was acquired in November 2011, the Company provides medical consumable accessories used in radiology, radiation therapy, and image guided surgery procedures.

In November 2009, Landauer completed the acquisition of GPS. GPS, with primary offices in Ohio and upstate New York, has operations throughout the United States. The Company completed the acquisition of GPS as a platform to expand into the medical physics services market, serving domestic hospitals, radiation therapy centers and imaging centers. GPS is the leading nationwide service provider of clinical physics support, equipment commissioning and accreditation support and imaging equipment testing. Clinical physics support is provided by medical physicists, who individually focus on either imaging or therapeutic medical physics. Imaging physicists are concerned primarily with the radiation delivered by imaging equipment, image quality and compliance with safe practices in nuclear pharmacies. Therapeutic physicists are concerned with the safe delivery of radiation in cancer treatment. Therapeutic physicists contribute to the development of therapeutic techniques, collaborate with radiation oncologists to design treatment plans, and monitor equipment and procedures to ensure that cancer patients receive the prescribed dose of radiation to the correct location. Both specialties are aligned with critical treatment trends in the continued increased utilization of radiation for the diagnosis and treatment of disease. The ability to target treatments and reduce the impact of surgical procedures is often aided by imaging and therapeutic techniques. In June 2010, Landauer, through its GPS subsidiary, completed the acquisition of the assets of Upstate Medical Physics (“UMP”), a provider of imaging physics services in upstate New York. In addition, four smaller regional practices were also acquired in 2010 and 2011 to augment the GPS operations. The Company reports the operating results of GPS in the Medical Physics reporting segment.

Also, in November 2009, Landauer completed the acquisition of Gammadata Mätteknik AB (“GDM”), a Swedish provider of radon measurement services. GDM is based near Stockholm, Sweden and provides measurement services throughout the Scandinavian region and Europe. In October 2009, Landauer acquired a dosimetry service in Sweden, now called Landauer Persondosimetri AB (“PDM”). In December 2010, the Company established an unconsolidated joint venture in Turkey, which provides radiation monitoring services. The acquisitions of GDM and PDM and the formation of the joint venture in Turkey are reported in the Radiation Monitoring reporting segment.

In November 2011, Landauer completed the acquisition of IZI, which is headquartered in Maryland. The Company completed the acquisition of IZI as a platform to expand into the radiation oncology, radiology, and image guided surgery end markets. IZI is a leading domestic provider of high quality medical consumable accessories used in radiology, radiation therapy, and image guided surgery procedures. IZI’s customer base includes buyers at several stages along the supply chain including distributors, manufacturers of image guided navigation equipment, and product end users such as community hospitals, radiation oncology clinics, mammography clinics, and imaging centers. IZI’s medical accessories range from consumables used with MRI, CT, and mammography technologies to highly engineered passive reflective markers used during image guided surgery procedures. In alignment with treatment trends which increasingly utilize radiation for the diagnosis and treatment of disease, as well as growing demand for minimally invasive procedures, IZI products provide the ability to increase procedural accuracy while decreasing procedural time.

The majority of the Radiation Monitoring revenues are realized from radiation monitoring services and other services incidental to radiation dose measurement. The Company enters into agreements with customers to provide them with radiation monitoring services, generally for a twelve-month period. Such agreements generally have a high renewal rate, resulting in customer relationships that are generally stable and recurring. As part of its services, the Company provides to its customers radiation detection badges, which are produced and owned by the Company. The badges are worn for a period selected by the customers (“wear period”), which is usually one, two, or three months in duration. At the end of the wear period, the badges are returned to the Company for analysis. The Company analyzes the badges that have been worn and provides its customers with a report indicating their radiation exposures. The Company recycles certain badge components for reuse, while also producing replacement badges on a continual basis.

The Company offers its service for measuring the dosages of x-ray, gamma radiation and other penetrating ionizing radiations to which the wearer has been exposed, primarily through badges, which contain optically stimulated luminescent (“OSL”) material, which are worn by customer personnel. This technology is marketed under the trade names Luxel+® and InLight®.

A key component of the Company’s dosimetry system is OSL crystal material. Landauer operates a crystal manufacturing facility in Stillwater, Oklahoma that it acquired in August 1998. The Company’s base OSL material is manufactured utilizing a proprietary process to create aluminum oxide crystals in a unique structure that is able to retain charged electrons following the crystal’s exposure to radiation.

Landauer’s InLight dosimetry system, introduced in 2003, provides in-house and commercial laboratories with the ability to provide in-house radiation monitoring services using OSL technology. InLight services may involve a customer acquiring or leasing dosimetry devices as well as analytical reading equipment from the Company. The system is based on the Company’s proprietary technology and instruments, and dosimetry devices developed by Panasonic Communications Company. The InLight system allows customers the flexibility to tailor their precise dosimetry needs.

Landauer’s operations include services for the measurement and monitoring of radon gas (referred to as “sales of radon kits”), which represent less than 5% of the Company’s total revenues for fiscal 2011. The Company offers a service, targeted to corporate employee relocation programs, which provides radon monitoring and, when necessary, remediation to purchasers of personal residences. Testing requires the customer to deploy a radon detector and return the detector to the Company’s laboratories for dose determination and reporting. The Company assists with remediation services on properties where radon measurements exceed a specified threshold.

Other radiation measurement-related services (“ancillary services”) augment the basic radiation measurement services that the Company offers, providing administrative and informational tools to customers for the management of their radiation safety programs.

Landauer believes that its business is largely dependent upon the Company’s technical competence, the quality, reliability and price of its services and products, and its prompt and responsive service.

Landauer markets its services domestically and in Canada and by its subsidiaries in other parts of the world. The following table summarizes the Company’s international affiliates and the territories each serves:

Company	Ownership	Service Territory
Consolidated Subsidiaries:
Gammadata Mätteknik AB	100%	Asia, Europe, and Middle East
Global Physics Solutions, Inc.	100%	United States
IZI Medical Products, LLC	100%	United States
Landauer-Europe, Ltd.	100%	Europe
Landauer Persondosimetri AB	100%	Sweden
SAPRA-Landauer, Ltda.	75%	South America
Beijing-Landauer, Ltd.	70%	China
ALSA Dosimetria, S. de R.L. de C.V.	56.25%	Central America
Landauer Australasia Pty Ltd.	51%	Australia
Equity Method Joint Ventures:
Epsilon Landauer Dozimetri Teknolojileri Sanayi ve Ticaret A.S.	50%	Europe
Nagase-Landauer, Ltd.	50%	Japan and Southeast Asia

A summary of selected financial data for Landauer for the last five fiscal years is set forth in Item 6 of Part II of this Annual Report on Form 10-K. Financial information about geographic areas and segments is provided in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Marketing and Sales

Landauer’s radiation monitoring products and services are marketed in the United States and Canada primarily by full-time Company personnel located in five sales regions with support from telesales representatives. The Company’s non-domestic radiation monitoring products and services are marketed through its wholly owned subsidiaries operating in the United Kingdom, France and Sweden as well as its ventures in Japan and Turkey and its consolidated subsidiaries in Brazil, Australia, Mexico and China. Other firms and individuals market the Company’s radiation monitoring products and services on a distributorship or commission basis, generally to small customers or in geographic regions in which the Company does not have a direct presence.

Worldwide, the Company’s Radiation Monitoring segment serves approximately 78,000 customers representing approximately 1.7 million individuals annually. The customer base is diverse and fragmented with no single customer representing greater than 2% of revenue. Typically, a customer will contract on a subscription basis for one year of service in advance, representing monthly, bimonthly, quarterly, semi-annual or annual badges, readings and reports. Customer relationships in the radiation monitoring market are generally stable and recurring. Details of the Company’s revenue recognition and deferred contract revenue policy are set forth in the “Critical Accounting Policies” section of Item 7 of this Annual Report on Form 10-K.

The Company’s domestic radiation monitoring services are largely based on the Luxel+ dosimeter system in which all analyses are performed at the Company’s laboratories in Glenwood, Illinois. Luxel+ employs the Company’s proprietary OSL technology. The Company’s InLight dosimetry system enables certain customers to make their own measurements using OSL technology. InLight is marketed to domestic and international radiation measurement laboratories found at nuclear power plants, military installations, the Department of Homeland Security, national research laboratories, and commercial services. Landauer has positioned the InLight system as both a product line and a radiation monitoring service in ways that others can benefit directly from the technical and operational advantage of OSL technology. The resulting business models include:

•	The provision of InLight systems to subsidiary and partner laboratories.
•	The sale of radiation detection monitors and analytical instruments and the provision of custom analytical software to independent laboratories throughout the world to replace their existing technologies with an OSL-based radiation dosimetry system.
•	The lease or rental of InLight systems by in-house laboratories such as nuclear power plants, Department of Energy facilities and others for their temporary or permanent use in radiation safety programs.
•	The sale of the MicroStar® system, a miniaturized OSL reader based on InLight technology, to hospitals, laboratories and others that require specialized radiation measurements for a variety of purposes.
•	The provision of the “legal dose of record” to Homeland Security and First Responder personnel by combining InLight passive dosimetry technology with the active dosimeters offered by industry leaders.
•	The provision of InLight passive dosimetry service to nuclear power plants, Department of Energy facilities and other industrial concerns that prefer to outsource their radiation monitoring needs.

For most radiation dosimetry laboratories operating around the world, the laboratory must maintain accreditation with a regulatory body to provide the user with a formal record of dose – a process that is expensive and time consuming. By combining the implementation of an InLight system in the laboratory and “dose of record” determination by Landauer or a Company affiliated and accredited facility, the user can provide its workers with the periodic radiation safety management infrastructure without the need to maintain its own accreditation. Additionally, dosimetry management software options provide the ability to measure incremental radiation dose of workers at regular intervals over long periods of time.

For those customers that require the establishment of an on-site laboratory but do not have the need or ability to maintain inventories of ready-to-wear devices for their employees, the InLight system allows those devices to be provided by Landauer at predetermined intervals. This option reduces investment in the upfront dosimetry system and adds the convenience of on-time delivery of devices. InLight also forms the basis for Landauer’s operations in Europe, Asia, and Latin America and other future operations that might occur where local requirements preclude using a U.S. or other foreign-based laboratory.

Radon gas detection kits are marketed directly by the Company primarily to institutional customers and government agencies. The HomeBuyer’s Preferred® Radon Protection Plan service agreement is marketed directly by Landauer to companies and to their corporate relocation service providers for the benefit of purchasers of residences incident to transfers of personnel. Radon measurement services throughout Europe are marketed by the Company’s subsidiary in Sweden.

Medical physics outsourced services are marketed to hospitals and free-standing cancer centers or free-standing imaging centers across the United States. GPS medical physicists partner with other healthcare professionals to deliver services to address evolving technology, safety and regulatory needs, with the objective of improving patient outcomes through safe and effective use of radiation in medicine. The services are marketed to radiation oncology and imaging customers by a team of business development professionals supported by GPS’ senior leadership and physicists.

In November 2011, the Company acquired 100% of IZI. IZI products are marketed to buyers at several stages along the supply chain including distributors, manufacturers of image guided navigation equipment, and product end users such as community hospitals, radiation oncology clinics, mammography clinics, and imaging centers. IZI's products are marketed in the United States and Canada primarily by full-time Company telesales representatives located in IZI’s Maryland facility. Internationally, the Company primarily utilizes the companies that manufacture image-guided navigation equipment to market and distribute the navigation products. IZI uses distributors to sell its radiology and radiation therapy products.

Seasonality

The services provided by the Company to its radiation monitoring and medical physics customers are on-going and are of a subscription nature. As such, revenues are recognized in the periods in which such services are rendered, irrespective of whether invoiced in advance or in arrears. Given the subscription nature of Landauer’s services, quarterly revenues are fairly consistent. During the second quarter of each fiscal year, the Company provides additional services for reporting annual radiation dose summaries that generate increased revenues. The Company’s InLight product line results in some variability in quarter-to-quarter revenue comparisons given the nature of purchase cycles associated with sales of radiation dose measurement instruments and detectors.

There is no identifiable seasonality to IZI’s business as its products are utilized in radiographic, radiation therapy and surgical procedures that are performed throughout the year. Customers may maintain an inventory of IZI products while others prefer to purchase product from IZI per procedure.

International Activities

Information regarding the Company’s activities by geographic region is contained under the footnote “Geographic Information” in Item 8 of this Annual Report on Form 10-K.

Patents

The Company holds exclusive worldwide licenses to patent rights for certain technologies that measure and image radiation exposure to crystalline materials when stimulated with light. These licenses were acquired by the Company from Battelle Memorial Institute (“Battelle”) and Oklahoma State University (“OSU”) as part of collaborative efforts to develop and commercialize a new generation of radiation dosimetry technology. The underlying patents for these licenses expire in years 2014 through 2023. The Battelle patents address specific OSL materials and basic aspects of use. The OSU patents are specific to the stimulation process, imaging and data interpretation. As of September 30, 2011, the Company is using OSL technology to provide dosimetry services to the majority of its domestic and international customers. Landauer from time to time evaluates the continued need and benefits to licensing certain patent rights and may discontinue such licenses in instances where Landauer does not believe that such licenses remain necessary.

Additionally, the Company holds certain patents, generated from the Company’s research and development activities, that relate to various dosimeter designs, radiation measurement materials and methods, optical data storage techniques using aluminum oxide and marking technologies used in radiology, radiation therapy and image-guided procedures. These patents expire between 2017 and 2031.

Rights to inventions of employees working for Landauer are assigned to the Company.

Raw Materials

The Company has multiple sources for most of its raw materials and supplies, and believes that the number of sources and availability of these items are adequate. Landauer internally produces certain of its requirements, such as OSL detector materials and plastic badge holders. All crystal materials used in the Company’s OSL technology are produced at the Company’s crystal manufacturing facility in Stillwater, Oklahoma. The InLight dosimetry system and its components are manufactured by Panasonic Communications Company under an exclusive agreement. IZI, acquired by the Company in November 2011, sources a key component of its medical accessories from a sole supplier. If the Company were to lose availability of its Stillwater facility or materials from Panasonic or IZI’s sole supplier due to a fire, natural disaster or other disruptions, such loss could have a material adverse effect on the Company and its operations.

Competition

In the United States, Landauer competes against a number of dosimetry service providers. One of these providers is a division of Mirion Technologies, a significant competitor with substantial resources. Other competitors in the United States that provide dosimetry services tend to be smaller companies, some of which operate on a regional basis. Most government agencies in the United States, such as the Department of Energy and Department of Defense, have their own in-house radiation monitoring services, as do many large private nuclear power plants. Outside of the United States, radiation monitoring activities are conducted by a combination of private entities and government agencies.

The Company competes on the basis of advanced technologies, competent execution of these technologies, the quality, reliability and price of its services, and its prompt and responsive performance. Landauer’s InLight dosimetry system competes with other dosimetry systems based on the technical advantages of OSL methods combined with an integrated systems approach featuring comprehensive software, automation and value.

Radon gas detection services represent a market where Landauer has many large and small competitors, many of whom use short-term charcoal detectors rather than the Company’s long-term alpha-track detectors. The HomeBuyer’s Preferred Radon Protection Plan represents a product sold exclusively to the corporate relocation market through firms providing relocation services and directly to corporate customers. Outside of the United States, radon gas detection services are provided by private entities.

Medical physics outsourced services represents a large fragmented market where GPS has many small competitors. In addition, many facilities directly employ full-time physicists as an alternative for obtaining services from an outsourced provider. GPS competes with other outsourced medical physicists by having responsive regional practices that are backed by the safety, stability and standards of a global company. GPS offers a complementary alternative for clients who require support for their full-time staff in meeting patient care needs.

IZI competes against a limited number of companies. One of these providers is a division of Roper Industries, Inc., a significant competitor with substantial resources. Other competitors that provide competitive products tend to be smaller companies.

Research and Development

The Company’s technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. The development of OSL dosimetry, announced in 1994, was funded by the Company in its collaborative effort with Battelle Memorial Institute and Oklahoma State University. The Company commercialized this technology beginning in 1998 and has converted most of its customers to the technology. Current research efforts seek to expand the use of OSL, particularly as it applies to radiation measurements in therapeutic and imaging radiology and nuclear medicine as well as to environmental radiation dosimetry. In addition, the Company is evaluating new badge and InLight reader configurations that have military application and is designing a badge that will support global standardization.

The Company also participates regularly in several technical professional societies, both domestic and international, that are active in the fields of health physics and radiation detection and monitoring.

In fiscal 2011, 2010 and 2009, the Company spent $2,361, $2,285 and $1,948, respectively, on research and development activities.

IZI has a robust product development process, which focuses on identifying products that will increase the accuracy of procedures and reduce procedural time. Current research efforts are concentrated to radiology products, which reduce radiation exposure to physicians and patients, as well as products that increase the accuracy of imaging by using reference markers.

Regulatory Matters

Domestic Regulation

With the acquisition of IZI, Landauer now manufactures and markets products that are medical devices subject to regulation by the U.S. Food and Drug Administration (“FDA”), as well as other regulatory bodies. FDA regulations govern the following activities that the Company performs and will continue to perform: product design and development; document and purchasing controls; production and process controls; acceptance controls; product testing; product manufacturing; product safety; product labeling; product storage; recordkeeping; complaint handling; pre-market clearance; advertising and promotion; and product sales and distribution.

FDA pre-market clearance and approval requirements. Unless an exemption applies, each medical device the Company wishes to commercially distribute in the United States will require either prior 510(k) clearance or pre-market approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in class III, requiring pre-market approval. All of the Company’s current products are either class I or class II devices.

510(k) clearance pathway. When a 510(k) clearance is required, the Company must submit a pre-market notification demonstrating that its proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of pre-market approval applications. The FDA is required to respond to a 510(k) pre-market notification within 90 days of submission of the application. As a practical matter, clearance generally takes longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence.

Pre-market approval (PMA) pathway. A PMA must be submitted to the FDA if the device is classified by regulation as class III or cannot be cleared through the 510(k) clearance process. A PMA is usually supported by extensive data, including but not limited to, technical information, results of preclinical testing and clinical trials, manufacturing information, and labeling to demonstrate to the FDA's satisfaction the safety and effectiveness of the device. No device that the Company has developed has required pre-market approval, nor does the Company currently expect that any future device or indication for a currently marketed device will require pre-market approval.

Product modifications. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or possibly PMA approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer's determination. If the FDA disagrees with the Company’s determination not to seek a new 510(k) clearance or PMA, the FDA may require the Company to seek 510(k) clearance or pre-market approval. The FDA could also require the Company to cease marketing and distribution and/or recall the modified device until 510(k) clearance or pre-market approval is obtained. Also, in these circumstances, the Company may be subject to significant regulatory fines or penalties.

Reform of the 510(k) Clearance Program. The Company anticipates significant changes in the near future that will affect the way the 510(k) clearance program will operate. On August 3, 2010, the FDA released for public comment two internal working group reports with numerous recommendations (1) to improve the 510(k) process and (2) to utilize science in regulatory decision making in ways that encourage innovation yet maintain predictability of the clearance process. In July, 2011, the Institute of Medicine (“IOM”), which was asked by the FDA to evaluate and make recommendations on the 510(k) program, released its report entitled “Medical Devices and the Public's Health, The FDA 510(k) Clearance Process.” The report contained numerous and broad recommendations that, if followed, will have a significant impact on the medical device industry. Also in July, 2011, the FDA issued a draft guidance titled “510(k) Device Modifications: Deciding When to Submit a 510(k) for a Change to an Existing Device.” Once finalized, the document will supersede an existing 1997 guidance on the same topic. Issuance of the draft guidance fulfills one of the proposals set forth in FDA’s August 2010 report on improving the 510(k) process. As drafted, the guidance potentially could require Landauer to file new 510(k)s and could increase the total number of 510(k)s that the Company would need to file. The Company cannot predict what effect these reforms will have on its ability to obtain 510(k) clearances in a timely manner. The Company also cannot predict the nature of other regulatory reforms and their resulting effects on its business.

Pervasive and continuing regulation. After a device is placed on the market, numerous regulatory requirements apply. These include, but are not limited to:

•	Quality System Regulation, or QSR, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, documentation and other quality assurance procedures during product design and throughout the manufacturing process;
•	Labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses and against making false and misleading claims; and
•	Medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur.

The FDA has broad post-market and regulatory enforcement powers. The Company is subject to unannounced inspections by the FDA to determine its compliance with the QSR and other regulations. The Company’s subcontractors also may be subject to FDA inspection. In the past, the Company’s facility has been inspected, and observations were noted. During its most recent 2009 inspection, several observations were made and an FDA Form 483 was issued.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	Fines, injunctions, consent decrees and civil penalties;
•	Recall or seizure of the Company’s products;
•	Operating restrictions, partial suspension or total shutdown of production;
•	Refusing the Company’s requests for 510(k) clearance or pre-market approval of new products or new intended uses;
•	Refusing to provide documents needed to export products;
•	Withdrawing 510(k) clearance or pre-market approvals that are already granted; and
•	Criminal prosecution.

The FDA also has the authority to require the Company to repair, replace or refund the cost of any medical device that it has manufactured or distributed.

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

Other Governmental Regulations

Many of the Company’s technology-based services must comply with various national and international standards that are used by regulatory and accreditation bodies for approving such services and products. These accreditation bodies include, for example, the National Voluntary Laboratory Accreditation Program in the United States and governmental agencies, generally, in international markets. Changes in these standards and accreditation requirements can result in the Company having to incur costs to adapt its offerings and procedures. Such adaptations may introduce quality assurance issues during transition that need to be addressed to ensure timely and accurate analyses and data reporting. Additionally, changes affecting radiation protection practices, including new understandings of the hazards of radiation exposure and amended regulations, may impact how the Company’s services are used by its customers and may, in some circumstances, cause the Company to alter its products and delivery of its services.

Employees and Labor Relations

As of September 30, 2011, the Company employed approximately 560 full-time employees worldwide, of which approximately 110 employees were in the Company’s Medical Physics segment. The Company gained approximately 30 employees as a result of its acquisition of IZI in November 2011. The Company believes that it generally maintains good relations with employees at all locations.

Available Information

Landauer’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 may be accessed free of charge through Landauer’s website as soon as reasonably practicable after Landauer has electronically filed such material with, or furnished it to, the Securities and Exchange Commission. The address of Landauer’s website is http://www.landauerinc.com. A copy of any of these reports is available free of charge upon the written request of any shareholder. Requests should be submitted to the following address: Landauer, Inc., Attention: Corporate Secretary, 2 Science Road, Glenwood, Illinois 60425.

Pursuant to Section 303A.12(a), Landauer, Inc. has complied with the New York Stock Exchange requirement to provide an annual CEO certification no later than 30 days following the Company’s annual meeting.

Executive Officers of the Company

The executive officers of the Company are as follows:

Name of Officer	Age	Position

William E. Saxelby	55	President and Chief Executive Officer
Michael T. Leatherman	58	Interim Chief Financial Officer
R. Craig Yoder	59	Senior Vice President–Marketing and Technology
Richard E. Bailey	65	Senior Vice President–Operations

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

Mr. Leatherman was appointed to his position as the Company’s Interim Chief Financial Officer effective September 2011. He was elected to the Company’s Board of Directors in 2008. During his term as Interim CFO, he continues to serve as a non-independent Director and, therefore, has ceased his service as a member of the Audit Committee and Compensation Committee of the Board of Directors. Since 2000, he has served as an Independent Consultant primarily to the information technology industry. From 1990 to 2000, he held various senior leadership positions with Wallace Computer Services including Executive Vice President, Chief Information Officer and Chief Financial Officer from 1998 to 2000. From 1984 to 1990, he served as Chief Executive Officer of FSC Paper Corporation, a subsidiary of Smorgon Consolidated Industries. Mr. Leatherman is a Certified Public Accountant.

Dr. Yoder was elected to his position in February 2001, after serving as the Company’s Vice President of Operations since 1994 and Technology Manager since joining the Company in 1983. Prior to joining the Company, he was a member of the senior technical staff at Pennsylvania Power and Light, and at Battelle Pacific Northwest Laboratory.

Mr. Bailey was elected to his position as Senior Vice President – Operations in May 2006. He served as President and Chief Executive Officer of the Company’s GPS subsidiary from June 2010 to April 2011. Prior to joining the Company, he was President and Chief Operating Officer of Dean Foods Company and held senior executive positions with Philip Morris Company, Kraft Foods, Inc., and Total Logistic Control.

There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

Item 1A. Risk Factors

In addition to factors discussed elsewhere in this Annual Report on Form 10-K, set forth below are certain risks and uncertainties that could adversely affect the Company’s results of operations or financial condition and cause actual results or events to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

Unforeseen problems with the implementation and maintenance of our equipment and information systems could interfere with our operations.

In the normal course of its business, Landauer must record and process significant amounts of data quickly and accurately and relies on various computer and telecommunications equipment and information technology systems. Any failure of such equipment or systems could adversely affect the Company’s operations.

As part of the Company’s initiative to re-engineer business processes and replace components of its information technology systems, the Company is implementing new enterprise resource planning software and other applications to manage certain of its business operations. The Company has and likely will continue to incur substantial costs associated with the implementation and additional costs associated with maintenance of the new systems. As the new applications are implemented and functionality added, unforeseen problems could arise. Such problems could adversely impact the Company’s operations, including the ability to perform the following in a timely manner: customer quotes, customer orders, product shipment, customer services and support, order billing and tracking, contractual obligations fulfillment and other related operations. In addition, the Company has engaged third-party consultants for the development and implementation of the new systems. If the consultants fail to perform on their obligations, development and implementation of the project could be further delayed. If the new systems do not perform as originally planned, the Company’s results of operations and cash flows could be adversely affected.

We rely on a single facility with a centralized information systems infrastructure for the primary manufacturing and processing of our dosimetry products and services, and a single facility for the manufacturing and processing of our medical devices.

Landauer conducts its primary dosimetry manufacturing and laboratory processing operations and performs significant functions for some of its international operations from a single facility in Glenwood, Illinois with a centralized information systems infrastructure. The Company’s IZI subsidiary conducts its medical device manufacturing and operations from a single facility in Baltimore, Maryland. If the Company were to lose availability of either of these primary facilities or computer systems due to fire, natural disaster or other disruptions, the Company’s operations could be significantly impaired. Despite the Company’s disaster recovery preparedness efforts, there can be no assurance that such plan could ensure the Company’s ability to rapidly respond to such disaster. Although the Company maintains business interruption insurance, there can be no assurance that the proceeds of such insurance would be sufficient to offset any loss the Company might incur or that the Company would be able to retain its customer base if operations were so disrupted.

We rely on a single source for the manufacturing of crystal material, a key component in our OSL technology, a single vendor for the manufacturing of InLight products and a single vendor for a key component of our medical devices.

Crystal material is a key component in Landauer’s OSL technology. The Company operates a single crystal manufacturing facility in Stillwater, Oklahoma that currently supplies all OSL crystal radiation measurement material used by the Company. Although multiple sources for raw crystal material exist, there can be no assurance that the Company could secure another source to produce finished crystal materials to Landauer’s specification in the event of a disruption at the Stillwater facility. The InLight dosimetry system and its components are manufactured by Panasonic Communications Company under an exclusive agreement. IZI sources a key component of its medical accessories from a sole supplier. If the Company were to lose availability of its Stillwater facility or materials from Panasonic or IZI’s sole supplier due to a fire, natural disaster or other disruptions, such loss could have a material adverse effect on the Company and its operations.

If we are not successful in the development or introduction of new technologies, our financial condition and results of operations could be materially and adversely affected.

Landauer’s radiation monitoring business is a mature business and the number of workers being monitored for radiation exposure has not grown in recent years. Additionally, economic pressures can adversely affect the value of occupational monitoring perceived by customers or increase pricing pressures. The Company believes that the development and introduction of new technologies and products will be essential to help counter these pressures. The Company regularly pursues product improvements to maintain its technical position. The development and introduction of new technologies, the adaptability of OSL to new platforms and new formats, the usefulness of older technologies as well as the introduction of new technologies by the competition present various risks to the Company’s business. The failure or lack of market acceptance of a new technology or the inability to respond to market requirements for new technology could adversely affect the Company’s operations or reputation with customers. The cancellation of technology projects or the cessation of use of an existing technology can result in write-downs and charges to the Company’s earnings.

As a medical device accessory provider, introducing new products is critical to growing the Company’s business. If the Company does not manage its new product development projects on time or experiences unforeseen problems, the launch of those products would be put at risk which could have a negative effect on IZI’s revenue opportunity and the Company’s results of operations. The failure or lack of market acceptance of a new product or the inability to respond to market requirements for new technology could adversely affect the Company’s operations and reputation with customers.

If we are unable to successfully execute business development activities and diversification such as the acquisition and integration of strategic businesses, our on-going business and results of operations may be adversely affected.

A principal growth strategy of Landauer is to explore opportunities to selectively enhance its business through development activities, such as strategic acquisitions, investments and alliances. In furtherance of this objective, in November 2009, Landauer acquired GPS and GDM. In November 2011, Landauer acquired IZI and intends to continue to pursue other acquisition and business development initiatives in the future. The Company may not be able to identify appropriate acquisition candidates or successfully negotiate, finance or integrate acquisitions. Covenants in the Company’s revolving credit facility may also limit the amount and types of indebtedness that it may incur to finance acquisitions. If the Company is unable to make further acquisitions, it may be unable to realize its growth strategy. Additionally, if the Company is unable to successfully manage acquisition risks, future earnings may be adversely affected. Acquisitions and other business development activities involve various significant challenges and risks, including the following:

•	Difficulty in acquiring desired businesses or assets on economically acceptable terms;
•	Difficulty in integrating new employees, business systems and technology;
•	Difficulty in consolidating facilities and infrastructure;
•	Potential need to operate and manage new lines of business;
•	Potential loss of key personnel;
•	Diversion of management’s attention from on-going operations;
•	Realization of satisfactory returns on investments; and
•	Disputes with strategic partners, due to conflicting priorities or conflicts of interest.

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

There can be no assurances that our operations will generate cash flows in an amount sufficient to enable us to pay our indebtedness.

The Company’s ability to make scheduled payments on its existing or future debt obligations and fund operations will depend on its future financial and operating performance. While the Company believes it will continue to have sufficient cash flows to operate its businesses, there can be no assurances that its operations will generate sufficient cash flows to enable it to pay its remaining indebtedness or to fund its other liquidity needs. If the Company cannot make scheduled payments on its debt, the Company will be in default and, as a result, among other things, all outstanding principal and interest under its revolving credit facility will automatically be due and payable which could force the Company to liquidate certain assets or substantially restructure or alter its business operations or debt obligations. Moreover, if the Company is unable to obtain additional capital or if its current sources of financing are reduced or unavailable, the Company may be required to eliminate or reduce the scope of its plans for expansion and growth and this could affect its overall operations.

Restrictions in our revolving credit facility could adversely affect our business, financial condition, and results of operations.

The Company has a committed $175 million, secured revolving credit facility with BMO Harris Bank N.A. as administrative agent (“BMO Harris”), the lenders party thereto and PNC Bank, National Association as syndication agent (the “BMO Harris facility”), that expires on November 14, 2016. The BMO Harris facility is secured by a first-priority perfected security interest in substantially all of the tangible and intangible assets of Landauer and its existing and future material domestic subsidiaries (the “Guarantors”), including a pledge of 100% of the stock of each domestic subsidiary and a pledge of 66% of the stock of each first-tier foreign subsidiary. The BMO Harris facility includes customary covenants for facilities of this type, including limitations on indebtedness, liens, investments and acquisitions, loans and advances, mergers and consolidations, sales of assets, and dividends, stock repurchases and other restricted payments.

The Company’s revolving credit facility with BMO Harris also contains certain financial covenants, including a minimum net worth of the Company and its subsidiaries of $65 million, a maximum leverage ratio ranging between 3.00 to 1.00 and 2.50 to 1.00 as applicable for each fiscal quarter and a minimum fixed charge coverage ratio ranging between 1.15 to 1.00 and 1.35 to 1.00, as applicable for each fiscal quarter.

If the Company has significant borrowings under the BMO Harris agreement and it violates a covenant or an event of default occurs and the lenders accelerate the maturity of any outstanding borrowings and terminate their commitment to make future loans, it could have a material adverse effect on the Company’s business, results of operations and financial condition. There can be no assurance that the Company will be able to comply with its financial or other covenants or that any covenant violations will be waived. In addition, if the Company fails to comply with its financial or other covenants, it may need additional financing in order to service or extinguish its indebtedness. In the future, the Company may not be able to obtain financing or refinancing on terms acceptable to it, if at all.

Certain of our international operations are conducted through joint ventures in which we rely significantly on our joint venture partners.

A substantial portion of the Company’s international operations are conducted through joint ventures with third parties. In Australia, Brazil, China, and Mexico, the Company has a controlling interest in the related joint ventures. The Company has a 50% interest in Nagase-Landauer, Ltd. located in Japan and Epsilon-Landauer located in Turkey. In all of these joint ventures and others, Landauer relies significantly on the services and skills of its joint venture partners to manage and conduct the local operations and ensure compliance with local laws and regulations. If the joint venture partners were unable to perform adequately these functions, Landauer’s operations in such regions could be adversely affected.

As a portion of our business is conducted outside of the United States, adverse international developments could negatively impact our business and results of operations.

Landauer conducts business in numerous international markets such as Australia, Brazil, Canada, China, France, Japan, Mexico, Sweden, Turkey and the United Kingdom. Foreign operations are subject to a number of special risks, including, among others, currency exchange rate fluctuations; disruption in relations; political and economic unrest; trade barriers; exchange controls; expropriation; and changes in laws and policies, including those governing foreign owned operations.

Our radiation-monitoring and technology-based services business is subject to extensive domestic and foreign government regulations, which could increase our costs, cause us to incur liabilities and adversely affect our results of operations.

Regulation, present and future, is a constant factor affecting the Company’s business. The radiation monitoring industry is subject to federal, state and international governmental regulation. Unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may materially affect Landauer’s business or operations in the future and/or could increase the cost of compliance. The equipment commissioning business of GPS, which Landauer acquired in November 2009, and the employment of physicists and other healthcare professionals also are subject to federal, state and international governmental regulation and licensing requirements.

Many of the Company’s technology-based services must comply with various domestic and international standards that are used by regulatory and accreditation bodies for approving such services and products. The failure of the Company to obtain accreditation for its products and services may adversely affect the Company’s business, require the Company to alter its products or procedures or adversely affect the market perception of the effectiveness of its products and services. Changes in these standards and accreditation requirements may also result in the Company having to incur substantial costs to adapt its offerings and procedures to maintain accreditations and approvals. Such adaptations may introduce quality assurance issues during transition that need to be addressed to ensure timely and accurate analyses and data reporting. Additionally, changes affecting radiation protection practices, including new understandings of the hazards of radiation exposure and amended regulations, may impact how the Company’s services are used by its customers and may, in some circumstances, cause the Company to alter its products and delivery of its services.

The Company’s medical device business is subject to many laws and government regulations governing the manufacture and sale of medical devices, including the FDA’s 510(k) clearance process.

IZI’s products are medical devices that are subject to extensive regulation in the United States by the federal government, including by the FDA. The FDA regulates virtually all aspects of a medical device’s design, development, testing, manufacturing, labeling, storage, record keeping, adverse event reporting, sale, promotion, distribution and shipping. The Company must report to the FDA when evidence suggests that one of its devices may have caused or contributed to death or serious injury or has malfunctioned and the device or a similar device would be likely to cause or contribute to death or serious injury if the malfunction were to recur. If such adverse event occurred, the Company could incur substantial expense and harm to its reputation and the Company’s business and results of operations could be adversely affected.

Before a new medical device can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. The same rule applies when a manufacturer plans to market a medical device for a new use. The process can be costly and time-consuming. The FDA is expected to respond to a section 510(k) notification in 90 days, but often takes much longer. The premarket approval process usually takes six months to three years, but may take longer. The Company cannot assure that any new medical devices or new use for an existing medical device that IZI develops will be cleared or approved in a timely or cost-effective manner, if cleared or approved at all. Even if such devices are cleared or approved, the products may not be cleared or approved for all indications. Because medical devices may only be marketed for cleared or approved indications, this could significantly limit the market for that product and may adversely affect the Company’s results of operations.

Currently, all IZI medical devices have been cleared through the 510(k) clearance process or are exempt from this requirement. Any modification to a 510(k) device that could significantly affect its safety or efficacy, or that would constitute a significant change in its intended use, will require a new clearance process. Any modification to an exempt device could potentially subject the exempt device to the 510(k) clearance requirements. The FDA requires device manufacturers to make their own determination regarding whether a modification requires a new clearance; however, the FDA can review and invalidate a manufacturer’s decision not to file for a new clearance. The Company cannot guarantee that the FDA will agree with its decisions not to seek clearances for particular device modifications or that it will be successful in obtaining 510(k) clearances for modifications. Any such additional clearance processes with the FDA could delay the Company’s ability to market a modified product and may adversely affect the Company’s results of operations.

The FDA may change its policies, adopt additional regulations, or revise existing regulations, in particular relating to the 510(k) clearance process.

The FDA also may change its policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay premarket approval or 510(k) clearance of a device, or could impact the Company’s ability to market its currently cleared devices. The Company anticipates significant changes in the near future that will affect the way the 510(k) clearance program will operate. On August 3, 2010, the FDA released for public comment two internal working group reports with numerous recommendations to improve the 510(k) process and utilize science in regulatory decision making to encourage innovation yet maintain predictability of the clearance process. In July, 2011, the IOM, which was asked by the FDA to evaluate and make recommendations on the 510(k) program, released its report entitled “Medical Devices and the Public’s Health, The FDA 510(k) Clearance Process.” The report contained numerous and broad recommendations that, if followed, will have a significant impact on the medical device industry. Also in July, 2011, the FDA issued a draft guidance titled “510(k) Device Modifications: Deciding When to Submit a 510(k) for a Change to an Existing Device.” Once finalized, the document will supersede an existing 1997 guidance on the same topic. Issuance of the draft guidance fulfills one of the proposals set forth in FDA’s August 2010 report on improving the 510(k) process. As drafted, the guidance potentially could require the Company to file new 510(k)s and could increase the total number of 510(k)s to be filed. The Company cannot predict what effect these reforms will have on its ability to obtain 510(k) clearances in a timely manner. The Company also cannot predict the nature of other regulatory reforms and their resulting effects on its business.

The Company’s medical device business is subject to unannounced inspections by FDA to determine our compliance with FDA requirements.

FDA inspections can result in inspectional observations on FDA’s Form-483, warning letters or other forms of more significant enforcement action. More specifically, if FDA concludes that the Company is not in compliance with applicable laws or regulations, or that any of IZI’s medical devices are ineffective or pose an unreasonable health risk, the FDA could:

•	require the Company to notify health professionals and others that its devices present unreasonable risk of substantial harm to public health;
•	order the Company to recall, repair, replace or refund the cost of any medical device that it manufactured or distributed;
•	detain, seize or ban adulterated or misbranded medical devices;
•	refuse to provide the Company with documents necessary to export its products;
•	refuse requests for 510(k) clearance or premarket approval of new products or new intended uses;
•	withdraw 510(k) clearances that are already granted;
•	impose operating restrictions, including requiring a partial or total shutdown of production;
•	enjoin or restrain conduct resulting in violations of applicable law pertaining to medical devices; and/or
•	access criminal or civil penalties against the Company’s officers, employees or the Company.

If the FDA concludes that the Company failed to comply with any regulatory requirement during an inspection, it could have a material adverse effect on its business and financial condition. The Company could incur substantial expense and harm to its reputation, and its ability to introduce new or enhanced products in a timely manner could be adversely affected.

Fluctuations in currency exchange rates could adversely affect our results.

The Company is exposed to market risk, including changes in foreign currency exchange rates. The financial statements of the Company’s non-U.S. subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the reporting currency. To date, the market risk associated with foreign currency exchange rates has not been material in relation to the Company’s financial position, results of operations, or cash flows. These risks could increase, however, as the Company expands in international markets.

Several of our current and potential competitors have significantly greater resources and increased competition could impair sales of our products.

The Company competes on the basis of advanced technologies, competent execution of these technologies, the quality, reliability and price of its services and its prompt and responsive performance. In much of the world, radiation monitoring activities are conducted by a combination of private entities and governmental agencies. The Company’s primary radiation monitoring and medical physics competitor in the United States, Global Dosimetry Solutions, a division of Mirion Technologies, is large, has substantial resources, and has been particularly active in recent years in soliciting business from the Company’s customers. IZI’s primary competitor is Northern Digital, Inc., a division of Roper Industries, Inc., which has substantial resources. The Company also faces competitive pressures from a number of smaller competitors.

If we experience decreasing prices for our goods and services and we are unable to reduce our expenses, our results of operations could suffer.

The Company may experience decreasing prices for the goods and services it offers due to customer consolidation, increased influence of hospital group purchasing organizations, and pricing pressure experienced by its customers from managed care organizations and other third-party payers. Decreasing prices may also be due to increased market power of its customers as the medical industry consolidates and increased competition among dosimetry and physics services providers. If the prices for its goods and services decrease and it is unable to reduce its expenses, the Company’s results of operations could be adversely affected.

The Company may also experience decreasing prices for the products offered by its newly-acquired medical device business due to potential changes in the reimbursement levels of hospitals and other customers. The customers and the other entities with which Landauer has a business relationship are affected by changes in statutes, regulations and limitations in governmental spending for Medicare, Medicaid and other programs. Recent government actions and future legislative and administrative changes could limit government spending for the Medicare and Medicaid programs, limit payments to hospitals and other providers, increase emphasis on competition, consolidation, or integrated delivery systems, impose price controls, initiate new and expanded value-based reimbursement programs and/or create other programs that potentially could have an adverse effect on the Company’s customers and the other entities with which it has a business relationship. If Landauer’s pricing experiences significant downward pressure, its business will be less profitable and its results of operations could be adversely affected.

Our failure to attract, motivate and retain qualified and key personnel to support our business may have a material adverse effect on our business plans, prospects, results of operations and financial condition.

The Company’s success depends, in large part, upon the talent and efforts of key individuals including highly skilled scientists, physicists and engineers, as well as experienced senior management, sales, marketing and finance personnel. Competition for these individuals is intense and there can be no assurance that the Company will be successful in attracting, motivating, or retaining key personnel. The loss of the services of one or more of these senior executives or key employees, or the inability to continue to attract these personnel may have a material effect on its business plans, prospects, results of operations and financial condition. The Company’s continued ability to compete effectively depends on its ability to attract new skilled employees and to retain and motivate its existing employees.

The GPS business involves the delivery of professional services and is highly labor-intensive. Its success depends largely on its general ability to attract, develop, motivate and retain highly skilled licensed medical physicists (“physicists”). Further, the Company must successfully maintain the right mix of physicists with relevant experience and skill sets as the Company continues to grow, as it expands into new service offerings, and as the market evolves. The loss of a significant number of its physicists, the inability to attract, hire, develop, train and retain additional skilled personnel, or not maintaining the right mix of professionals could have a serious negative effect on the Company, including its ability to manage, staff and successfully complete its existing engagements and obtain new engagements. Qualified physicists are in great demand, and the Company faces significant competition for both senior and junior physicists with the requisite credentials and experience. The Company’s principal competition for talent comes from other outsourced medical physicist firms, hospitals and free-standing radiation therapy centers. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than those of the Company. Therefore, the Company may not be successful in attracting and retaining the skilled physicists it requires to conduct and expand its operations successfully. Increasing competition for these revenue-generating medical physicists may also significantly increase the Company’s labor costs, which could negatively affect its margins and results of operations.

The current United States and state health reform legislative initiatives could adversely affect our operations and business condition.

In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that might affect the Company’s business. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. This legislation includes reforms and reductions that could affect Medicare reimbursements and health insurance coverage for certain services and treatments. Some states also have pending health reform legislative initiatives. Further, the Budget Control Act of 2011 that created a committee to determine cuts to be made to the budget, or automatic cuts that are triggered as a result of failure to enact committee determined cuts, could result in reduced Medicare, Medicaid, and other Federal health care reimbursements for the Company’s products and services. Changes in reimbursements and coverages could adversely affect hospitals and other medical services and products providers, which could result in reduced demand for certain services and products offered by the Company, including services offered by its GPS subsidiary and products manufactured by its recently acquired medical device business. The Company will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. The Company cannot predict whether or when future healthcare reform initiatives at the Federal or state level or other initiatives affecting its business will be proposed, enacted or implemented or what impact those initiatives may have on its business, financial condition or results of operations. The Company’s customers and the other entities with which it has a business relationship could react to these initiatives and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for Landauer’s products and services.

The applicable healthcare fraud and abuse laws and regulations, along with the increased enforcement environment, may lead to an enforcement action targeting the Company, which could adversely affect our business.

The medical device business recently acquired by the Company is subject to healthcare fraud and abuse laws and regulations including, but not limited to, the Federal Anti-Kickback Statute, state anti-kickback statutes, the Federal False Claims Act, and state false claims acts. These and other laws regulate interactions amongst health care entities and with sources of referrals of business, among other things. The Federal Anti-Kickback Statute is a criminal statute that imposes substantial penalties on persons or entities that offer, solicit, pay or receive payments in return for referrals, recommendations, purchases or orders of items or services that are reimbursable by Federal healthcare programs. The False Claims Act imposes liability on any person or entity that submits or causes to be submitted a claim to the Federal government that he or she knows (or should know) is false. The Health Reform Law further provides that a claim submitted for items or services, the provision of which resulted from a violation of the Anti-Kickback Statute, is “false” under the False Claims Act and certain other false claims statutes.

The Company may be subject to liability under these laws based on the activities of its recently acquired medical device company for its conduct prior to acquisition, and may also be subject to liability for any future conduct that is deemed by the government or the courts to violate these laws. Additionally, over the past ten years, partially as the result of the passage of the Health Insurance Portability and Accountability Act of 1996 and of the Health Reform Law, the government has pursued an increasing number of enforcement actions. This increased enforcement environment may increase scrutiny of the Company, directly or indirectly, and could increase the likelihood of an enforcement action targeting the Company. The Company’s medical device subsidiary has entered into complex distribution and collaboration agreements, as well as purchase agreements with a number of its customers, including parties that bill Federal healthcare programs for the Company’s products, which may be subject to government scrutiny. Finally, to the extent that any of the agreements are breached or terminated, the Company’s medical device business may experience a decrease in sales, and, accordingly, revenue. In addition, to the extent that its customers, many of whom are providers, may be affected by this increased enforcement environment, the Company’s business could correspondingly be affected. It is possible that a review of the Company’s business practices or those of its customers by courts or government authorities could result in a determination with an adverse effect on its business. The Company cannot predict the effect of possible future enforcement actions on the Company.

We could be subject to professional liability lawsuits, some of which we may not be fully insured against or reserved for, which could adversely affect our financial condition and results of operations.

In recent years, physicians, hospitals and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing, and vicarious liability for acts of their employees or independent contractors. In addition, the level and effect of radiation being administered by certain radiation equipment is also attracting increased scrutiny and giving rise to patient safety claims. Many of these lawsuits involve large claims and substantial defense costs. The Company’s GPS business increases its presence in the healthcare industry. As the Company increases its focus on the healthcare industry, it could be exposed to litigation or subject to fines, penalties or suspension of services relating to the compliance with regulatory requirements.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Landauer owns three adjacent buildings totaling approximately 65,000 square feet in Glenwood, Illinois, about 30 miles south of Chicago, and leases a local warehouse. The properties house the Company’s administrative offices, information technology resources, and laboratory, assembly and reading operations. The properties and equipment of the Company are in good condition and, in the opinion of management, are suitable and adequate for the Company’s operations. For its Radiation Monitoring operations, the Company leases a crystal growth facility in Stillwater, Oklahoma and maintains laboratories in Australia, Brazil, China, France, Mexico, Sweden, and Turkey, as well as a sales office in England. The Company’s joint venture in Japan, Nagase-Landauer, owns a manufacturing facility which began operating in April 2010. The Company leases offices in Ohio, New York, North Carolina and Missouri for its Medical Physics operations, and leases manufacturing and office space in Maryland for its IZI operations.

Item 3. Legal Proceedings

The Company is a party to a variety of legal proceedings that arise in the ordinary course of its business. While the results of these legal proceedings cannot be predicted with certainty, the Company regularly reviews legal matters and records provisions for claims that it can estimate and are considered probable of loss. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

PART II

(Dollars in thousands, except per share data)

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and

             Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the trading symbol LDR. A summary of high and low market prices of the Company’s common stock for the last two fiscal years is set forth in the table in the “Quarterly Financial Data (Unaudited)” section of this Annual Report on Form 10-K. As of November 28, 2011, there were 298 shareholders of record. There were no sales of unregistered securities of the Company and no repurchases of equity securities of the Company during fiscal 2011 by the Company.

On November 14, 2011, the Company declared a regular quarterly cash dividend of $0.55 per share for the first quarter of fiscal 2012. This represents an annual rate of $2.20 per share, consistent with fiscal 2011 levels. A summary of cash dividends paid for the last two fiscal years is set forth in the table in the “Quarterly Financial Data (Unaudited)” section of this Annual Report on Form 10-K.

Information pursuant to this Item relating to securities authorized for issuance under equity compensation plans, contained under the heading “Equity Compensation Plan Information” in the Proxy Statement, is incorporated herein by reference.

Performance Graph

Landauer’s common stock was added to the S&P SmallCap 600 Index on September 16, 2008. The S&P SmallCap 600 Index consists of stocks of U.S. companies with market capitalizations between $250 million and $1.2 billion. New stocks are not only based on size, but also financial viability, liquidity, adequate public float and other trading requirements.

The following graph reflects a comparison of the cumulative total return (change in stock price plus reinvested dividends) assuming $100 invested in: (a) Landauer’s common stock, (b) the Standard & Poor’s (“S&P”) SmallCap 600 Index and (c) the S&P 600 industry index represented by a group of health care services companies during the period from September 30, 2006 through September 30, 2011. The comparisons in the following table are historical and are not intended to forecast or be indicative of possible future performance of Landauer’s common stock.

	Value of Investment at September 30,
(Dollars)	2006	2007	2008	2009	2010	2011
Landauer, Inc.	$100	$104	$154	$120	$143	$117
S&P SmallCap 600 Index	100	115	99	89	101	101
S&P Health Care Services	100	129	98	97	99	99

Item 6. Selected Financial Data

Five Year Selected Financial Data

Landauer, Inc. and Subsidiaries

For the Years Ended September 30,

(Dollars in Thousands, Except per Share)	2007(1)	2008(2)	2009(3)	2010(4)	2011(5)
Operating results
Net revenues	$83,716	$89,954	$93,827	$114,367	$120,458
Operating income	28,603	34,075	32,518	34,637	34,883
Net income	19,316	22,983	23,366	23,674	24,538
Diluted net income per share	$2.10	$2.46	$2.49	$2.52	$2.58
Cash dividends per share	$1.90	$2.00	$2.10	$2.15	$2.20
Total assets	$97,340	$118,690	$125,205	$150,696	$168,656
Short-term debt(6)	$0	$0	$0	$12,504	$19,805

(1)	Fiscal 2007 includes accelerated depreciation and impairment charges of $2,875, reducing net income by $1,725 (after income tax benefit of $1,150) or $0.19 per diluted share.
(2)	Fiscal 2008 includes accelerated depreciation charges of $376, reducing net income by $225 (after income tax benefit of $151) or $0.02 per diluted share.
(3)	Fiscal 2009 includes pension curtailment and transition costs of $2,236, reducing net income by $1,478 (after income tax benefit of $758) or $0.16 per diluted share, and reorganization charges of $416, reducing net income by $275 (after income tax benefit of $141) or $0.03 per diluted share.
(4)	Fiscal 2010 includes acquisition and reorganization costs in connection with the Company’s acquisitions during the first and third fiscal quarters of $2,028, reducing net income by $1,607 (after income tax benefit of $421) or $0.17 per diluted share.
(5)	Fiscal 2011 includes acquisition and reorganization costs of $1,489, reducing net income by $982 (after income tax benefit of $507) or $0.10 per diluted share.
(6)	In connection with its fiscal 2010 first quarter acquisitions, the Company borrowed $18,000 under its credit agreement with U.S. Bank. The debt is classified as short term as the agreement contains a subjective acceleration clause as well as a Company elected arrangement which provides for automatic draws or pay downs on the credit facility on a daily basis after taking into account operating cash needs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Landauer is a leading global provider of technical and analytical services to determine occupational and environmental radiation exposure and is the leading domestic provider of outsourced medical physics services. For over 50 years, the Company has provided complete radiation dosimetry services to hospitals, medical and dental offices, universities, national laboratories, nuclear facilities and other industries in which radiation poses a potential threat to employees. Landauer’s services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from customers, and the analysis and reporting of exposure findings. These services are provided to approximately 1.7 million individuals globally. In addition to providing analytical services, the Company may lease or sell dosimetry detectors and reading equipment to large customers that want to manage their own dosimetry programs, or into smaller international markets in which it is not economical to establish a direct service.

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

In November 2009, Landauer completed the acquisition of Gammadata Mätteknik AB (“GDM”), a Swedish provider of radon measurement services. GDM is based near Stockholm, Sweden and provides measurement services throughout the Scandinavian region and Europe. In October 2009, Landauer acquired a dosimetry service in Sweden, now called Landauer Persondosimetri AB (“PDM”). In December 2010, the Company established an unconsolidated joint venture in Turkey, which provides radiation monitoring services. The acquisitions of GDM and PDM and the formation of the joint venture in Turkey are reported in the Radiation Monitoring reporting segment.

Through its Global Physics Solutions, Inc. (“GPS”) subsidiary, which was acquired in November 2009, the Company provides therapeutic and imaging physics services to the medical community. GPS is the leading nationwide provider of medical physics services to hospitals, free standing imaging centers and radiation therapy centers. Medical physics services is a large fragmented market. Market growth is expected to be driven by: the utilization of radiation in the provision of healthcare; trends towards outsourcing of services in healthcare settings; and a tightening domestic supply of qualified medical physicists. In June 2010, Landauer, through its GPS subsidiary, completed the acquisition of the assets of Upstate Medical Physics (“UMP”), a provider of imaging physics services in upstate New York. In addition, four smaller regional practices were also acquired in 2010 and 2011 to augment the GPS operations. The Company reports these operating results in the Medical Physics reporting segment.

In November 2011, Landauer completed the acquisition of IZI Medical Products, LLC (“IZI”), which provides medical consumable accessories used in radiology, radiation therapy, and image guided surgery procedures. IZI is a leading provider, internationally and domestically, of high quality medical consumable accessories used in radiology, radiation therapy, and image guided surgery procedures. IZI’s customer base includes buyers at several stages along the supply chain including distributors, manufacturers of image guided navigation equipment, and product end users such as community hospitals, radiation oncology clinics, mammography clinics, and imaging centers. IZI’s medical accessories range from consumables used with MRI, CT, and mammography technologies to highly engineered passive reflective markers used during image guided surgery procedures. In alignment with treatment trends which increasingly utilize radiation for the diagnosis and treatment of disease, as well as growing demand for minimally invasive procedures, IZI products provide the ability to increase procedural accuracy while decreasing procedural time.

Results of Operations

In connection with the acquisition of GPS, during the first quarter of fiscal 2010, the Company began to operate in two reportable segments, Radiation Monitoring and Medical Physics. Historically, the Company operated in the Radiation Monitoring segment exclusively. The Company evaluates performance of the individual segments based upon, among other metrics, segment operating earnings or loss. Segment operating income or loss is segment revenue less segment cost of sales and segment selling, general and administrative expenses. Corporate expenses for shared functions, including corporate management, corporate finance and human resources, are recognized in the Radiation Monitoring segment where they have historically been reported. As the operational integration activities of the Medical Physics segment progress, including transaction processing, human resources and benefits administration, and sales and marketing activities, the Company expects to reevaluate the allocation of costs if or when these costs become material. Additional information on the Company’s reportable segments is contained under the footnote “Segment Information” in Item 8 of this Annual Report on Form 10-K.

Comparability of results is impacted by the acquisition of GPS during the second month of fiscal 2010 as compared to the results for a full twelve month period in fiscal 2011. Segment performance for fiscal 2010 compared to fiscal 2009 is discussed with the consolidated results of operations due to the lack of comparability for the Medical Physics segment, as the Company operated in the Radiation Monitoring segment exclusively in fiscal 2009.

Comparison of the Twelve Months Ended September 30, 2011 and September 30, 2010

Revenues for fiscal 2011 were $120.5 million, an increase of $6.1 million, or 5.3%, compared with revenues of $114.4 million for fiscal 2010. The Medical Physics segment contributed an increase of $6.6 million, offset by a decline in the Radiation Monitoring segment of $0.5 million.

Cost of sales for fiscal 2011 was $47.5 million, an increase of $3.0 million, or 6.8%, compared with cost of sales of $44.5 million for fiscal 2010. The Medical Physics segment contributed an increase of $5.1 million, offset by a decline in the Radiation Monitoring segment of $2.1 million. Gross margins were 60.6% for fiscal 2011, compared with 61.1% for fiscal 2010. The decline in gross margin rate was primarily due to the overall growth of the Medical Physics segment, which has lower margins.

Selling, general and administrative costs for fiscal 2011 were $36.6 million, an increase of $3.4 million, or 10.1%, compared with the $33.2 million reported for fiscal 2010. The Medical Physics segment and Radiation Monitoring segment contributed an increase of $1.1 million and $2.3 million, respectively. The Medical Physics increase is due to the impact of acquired companies and costs to support organic growth. The Radiation Monitoring increase is due primarily to increased international spending to support international revenue growth and the strengthening of most foreign currencies against the dollar.

In conjunction with the Company’s acquisition activity, the Company incurred $1.5 million ($1.0 million, after tax) and $2.0 million ($1.6 million, after-tax) of acquisition related transaction and reorganization costs for fiscal 2011 and 2010, respectively.

Operating income for the twelve months ended September 30, 2011 was $34.9 million, an increase of $0.3 million, or 0.7%, compared with operating income of $34.6 million for fiscal 2010. For fiscal 2011, the Medical Physics segment had an operating loss of $0.5 million, an improvement of $0.4 million compared to an operating loss of $0.9 million for fiscal 2010. The Radiation Monitoring segment had operating income of $35.4 million, compared to operating income of $35.6 million for fiscal 2010.

Net other income, including equity in income of joint ventures, for fiscal 2011 was $1.9 million, an increase of $0.5 million, or 32.7%, from the prior year, due to Nagase-Landauer, the Company’s joint venture in Japan, experiencing increased revenue in support of the Japanese nuclear disaster and a reduction in product costs as a result of manufacturing efficiencies in its state of the art manufacturing facility which began operating in April 2010.

The effective tax rate was 31.4% and 33.0% for fiscal 2011 and 2010, respectively. The decrease in effective tax rate was due primarily to the reduction of nondeductible acquisition costs as compared to fiscal 2010 and an increased research and development credit in fiscal 2011.

Net income for the twelve months ended September 30, 2011 was $24.5 million, an increase of $0.8 million, or 3.6%, compared with $23.7 million for the twelve months ended September 30, 2010. The resulting diluted earnings per share for fiscal 2011 were $2.58 compared with $2.52 for fiscal 2010.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) were $44.4 million, a $2.0 million or 4.8% increase, compared with $42.4 million for the prior fiscal year. The increase is due primarily to a $0.8 million increase in net income and a $1.3 million increase in depreciation and amortization expense for fiscal 2011. A reconciliation of net income to EBITDA is included under Item 8 herein.

The following is a discussion of the Company’s segment operating results.

Radiation Monitoring

Radiation Monitoring revenue for fiscal 2011 declined 0.5%, or $0.5 million to $99.9 million. Of the decline, $1.6 million is due to the change in the supply relationship between Landauer and Nagase-Landauer, the Company’s unconsolidated joint venture in Japan. Fiscal 2010 revenue included sales to Nagase-Landauer, Ltd. of $2.5 million for badges and services to support its fiscal 2010 transition of the Japanese service market from the Luxel badge to a next generation badge based upon the InLight platform. With the completion of the transition in the third fiscal quarter of 2010, the joint venture only purchases service badges to support service business growth. The historical Luxel badge revenues were partially replaced by a royalty arrangement, resulting in no corresponding impact on net income. Without the Nagase-Landauer impact, domestic Radiation Monitoring revenue declined 3.3%, or $2.4 million, driven by lower non-recurring InLight equipment sales, primarily to the Canadian government agency responsible for occupational monitoring and radiation emergency preparedness for the citizens of Canada. International Radiation Monitoring revenue increased 13.9%, or $3.6 million, on $2.2 million of organic growth in most regions and $1.6 million from the strengthening of most foreign currencies against the dollar.

Radiation Monitoring gross margin for the twelve months ended September 30, 2011 increased to 68.2% from 66.3% a year ago, primarily due to the decline in lower margin sales to Nagase-Landauer. Selling, general and administrative costs in the Radiation Monitoring segment for fiscal 2011 increased 8.0%, or $2.3 million, to $31.2 million. The increase is due primarily to an additional $0.2 million of costs to replace the Company’s IT systems and related depreciation, $1.0 million of increased international spending to support international revenue growth and $0.5 million from the strengthening of most foreign currencies against the dollar. Acquisition and reorganization costs for fiscal 2011 decreased 26.6%, or $0.5 million, to $1.5 million compared to $2.0 million in fiscal 2010. Radiation Monitoring operating income, inclusive of the impact of acquisition related transaction and reorganization costs, for the twelve months ended September 30, 2011 decreased 0.5%, or $0.2 million, to $35.4 million compared with operating income of $35.6 million for fiscal 2010.

Medical Physics

Medical Physics revenue for 2011 increased 46.7%, or $6.6 million, to $20.6 million on $3.2 million of organic growth and $3.4 million due to the impact of acquired companies. Medical Physics gross margin declined to 23.7% from 24.3% in the year ago period due to divestiture of the certain higher margin business in the first fiscal quarter of 2011, and due to non-recurring expense in fiscal 2011 for workforce realignment, partially offset by improved operating efficiencies in the core Medical Physics business. Selling, general and administrative costs in the Medical Physics segment for fiscal 2011 increased 24.0%, or $1.1 million, to $5.4 million. The increase is due to the impact of acquired companies and costs to support organic growth. Medical Physics operating loss was $0.5 million for fiscal 2011, compared with operating loss of $0.9 million for fiscal 2010.

Comparison of the Twelve Months Ended September 30, 2010 and September 30, 2009

Revenues for fiscal 2010 were $114.4 million, an increase of $20.5 million, or 21.9% compared with revenues of $93.8 million for fiscal 2009. The increase in revenue was driven by the contribution from the Medical Physics segment of $14.0 million and growth in the Radiation Monitoring segment of $6.5 million. Within Radiation Monitoring, domestic revenue increased $0.3 million, with growth in InLight equipment revenue of $1.2 million offset by reduced demand of $0.5 million in the Homebuyer’s radon monitoring business due to the weakness in the housing market and declines of $0.5 million in occupational monitoring services driven by the impact of the economy. International revenue growth was $6.2 million, or 25.8%, driven by the contributions from GDM and PDM of $4.3 million, organic growth in most regions of $1.1 million, and the impact of the strengthening of most foreign currencies against the dollar of $0.8 million.

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

Radiation Monitoring revenue included sales of $2.5 million and $2.2 million in fiscal 2010 and 2009, respectively, to Nagase-Landauer, Ltd., the Company’s unconsolidated joint venture in Japan, of badges and services to support its fiscal 2010 transition of the Japanese service market from the Luxel badge to a next generation badge based upon the InLight platform. With the completion of the transition in the third fiscal quarter of 2010, the venture no longer purchases service badges. The historical Luxel badge revenues were partially replaced by a royalty arrangement, resulting in no corresponding impact on net income.

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

Selling, general and administrative expenses for fiscal 2010 were $33.2 million, an increase of $5.3 million or 19.1%, compared with selling, general and administrative expenses of $27.9 million for fiscal 2009. The increase in selling, general and administrative costs was driven by the addition of the Medical Physics segment of $4.3 million, and $1.0 million increase in the Radiation Monitoring segment. The primary factors contributing to the increase in selling, general and administrative expense for the Radiation Monitoring segment include: $1.6 million increase in international spending due to the contribution of acquired companies, GDM and PDM, and the impact of the strengthening of most foreign currencies against the dollar, and $0.2 million of increased expense spending to replace the Company’s information technology systems that support customer relationship management and the order-to-cash cycle, offset by reduced incentive compensation.

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

Net other income, including equity in income of joint venture, for fiscal 2010 was $1.4 million, a decrease of $0.8 million, or 36.5%, compared with net other income of $2.2 million for fiscal 2009. The decrease in net other income was due to increased interest expense on outstanding borrowings to support the acquisitions completed during fiscal 2010 and a decline in recognized foreign currency gains.

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

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal 2010 were $42.4 million, a 6.8% increase compared with $39.7 million reported for fiscal 2009. A reconciliation of net income to EBITDA is included below.

Comparison of the Three Months Ended September 30, 2011 and September 30, 2010

Revenues for the fourth fiscal quarter of 2011 were $30.5 million, an increase of $1.4 million, or 5.0% compared with revenues of $29.1 million for the same quarter in fiscal 2010. The increase was contributed by the Medical Physics segment.

Cost of sales for the fourth fiscal quarter of 2011 was $12.7 million, an increase of $0.4 million, or 3.5%, compared with cost of sales of $12.3 million for the same quarter in fiscal 2010. The Medical Physics segment contributed an increase of $1.1 million, while the Radiation Monitoring segment decreased $0.6 million. Gross margins were 58.3% for the fourth fiscal quarter of 2011, compared with 57.6% for the same period in fiscal 2010.

Selling, general and administrative costs for the fourth fiscal quarter of 2011 were $9.5 million, an increase of $0.6 million, or 6.3%, compared with the $8.9 million reported for the fourth fiscal quarter of 2010. The increase of $0.6 million occurred in the Radiation Monitoring segment.

Operating income for the fourth fiscal quarter of 2011 was $7.0 million, a decline of $0.5 million, or 5.9%, compared with operating income of $7.5 million for the same quarter in fiscal 2010. For the fourth fiscal quarter of 2011, the Medical Physics segment had operating income of $0.1 million, an increase of $0.4 million, compared to an operating loss of $0.3 million for the fourth fiscal quarter of 2010. The Radiation Monitoring segment had operating income for the fourth fiscal quarter of 2011 of $6.9 million, a decrease of $0.9 million, or 11.4%, compared to $7.8 million for the fourth fiscal quarter of 2010.

Net other income, including equity in income of joint ventures, for the fourth fiscal quarter of 2011 was $0.2 million compared to $0.3 million in the prior year quarter.

The effective tax rate for the fourth fiscal quarter of fiscal 2011 and 2010 was 25.3% and 39.7%, respectively. The decrease in effective tax rate was due primarily to the reduction in the Company’s state taxes and the allowance of certain tax credits that had been previously disallowed.

Net income for the fourth fiscal quarter ended September 30, 2011 was $5.2 million, an increase of $0.6 million, or 13.8%, compared with $4.6 million for the fourth fiscal quarter of 2010. The resulting diluted earnings per share for the fourth fiscal quarter of 2011 were $0.54 compared with $0.48 for the fourth fiscal quarter of 2010.

The following is a discussion of the Company’s segment operating results.

Radiation Monitoring

Radiation Monitoring revenue for the fourth fiscal quarter of 2011 was $24.6 million, which was the same as for the fourth fiscal quarter of 2010. Domestic Radiation Monitoring revenue decreased 5.6%, or $1.0 million, and international Radiation Monitoring revenue increased 16.8%, or $1.0 million.

Radiation Monitoring gross margin for the fourth fiscal quarter of 2011 increased to 66.2% from 63.7% in the fourth fiscal quarter of 2010. Selling, general and administrative costs in the Radiation Monitoring segment for the fourth fiscal quarter of 2011 increased 8.0%, or $0.6 million, to $8.1 million. The increase is due primarily to an additional $0.7 million of bonus expense and $0.2 million of additional costs to support international growth, partially offset by declines in other miscellaneous expenses. Acquisition and reorganization costs for the fourth fiscal quarter of 2011 increased by $0.9 million to $1.3 million, compared to $0.4 million for the fourth fiscal quarter of 2010. Radiation Monitoring operating income, inclusive of the impact of acquisition related transaction and reorganization costs, for the fourth fiscal quarter of 2011 decreased 11.4%, or $0.9 million, to $6.9 million compared with operating income of $7.8 million for the same period in fiscal 2010.

Medical Physics

Medical Physics revenue for the fourth fiscal quarter of 2011 increased 32.6%, or $1.5 million from the fourth fiscal quarter of 2010, to $6.0 million on $0.9 million of organic growth and $0.6 million due to the impact of acquired companies. Medical Physics gross margin increased to 25.3% from 24.4% in the fourth fiscal quarter of 2010 due to elimination of a non-recurring operating loss within certain Medical Physics business in the fourth fiscal quarter of 2010 prior to divestiture of the business in the first fiscal quarter of 2011, as well as improved operating efficiencies in the therapy physics business. Selling, general and administrative costs in the Medical Physics segment of $1.4 million for the fourth fiscal quarter of 2011 were comparable to costs for the same period in fiscal 2010. Medical Physics operating income for the fourth fiscal quarter of 2011 was $0.1 million, an increase of $0.4 million, compared to an operating loss of $0.3 million for the fourth fiscal quarter of 2010.

Fiscal 2012 Outlook

Landauer’s business plan for fiscal 2012 currently anticipates aggregate revenue for the year to be in the range of $150 to $157 million, which includes 10 months of contributions from the recent IZI Medical Products acquisition. The business plan also anticipates:

•	$4.4 million ($2.9 million net of tax) of non-recurring expense spending to support the successful completion of the Company’s systems initiative and the related post implementation support.
•	Incremental depreciation and amortization over fiscal 2011 of $1.8 million ($1.2 million net of tax) related to the deployment of the final phase of the Company’s systems initiative in the third fiscal quarter of fiscal 2012.
•	The accretive impact of the November 2011 acquisition of IZI Medical Products producing $1.1 million to $1.5 million of net income for the 10 months included in fiscal 2012.

Based upon the above assumptions, the Company anticipates reported net income for fiscal 2012 in the range of $21 to $23 million and EBITDA in the range of $49 to $51 million. In addition to the $5 to $7 million increase in EBITDA expected for fiscal 2012, the Company will begin to receive an annual cash benefit of approximately $2 million as a result of the structure of the acquisition of IZI Medical Products in November 2011.

Liquidity and Capital Resources

The Company’s cash increased $0.3 million during fiscal 2011 to end the year with $7.9 million in cash on hand. The Company’s primary sources of liquidity are cash flows from operations and funds available under its U.S. Bank facility, up to its termination in November 2011, when it was replaced by a facility with BMO Harris. No early termination penalties were incurred by Landauer in connection with the termination of the credit agreement with U.S. Bank. Further information regarding the changes to the Company’s credit facilities is presented under the footnote “Subsequent Events” in Item 8 of this Annual Report on Form 10-K.

Cash provided by operating activities for fiscal 2011 were $31.2 million, an increase of $5.0 million, or 18.9%, from fiscal 2010. The increase in operating cash flow was driven primarily by the increase in deferred contract revenue and changes in the other components of working capital.

Cash used by investing activities for fiscal 2011 included $2.8 million for the establishment of a radiation monitoring unconsolidated joint venture in Turkey and the acquisition of three imaging physics practices, compared to $32.0 million used in the same period in fiscal 2010 for the Company’s acquisitions, as described under the footnote “Business Combinations” in Item 8 of this Annual Report on Form 10-K. Investing activities during fiscal 2011 also included $1.6 million for the purchase of trading securities and net earnings thereon, primarily related to the Company’s funding of its deferred compensation program in a Rabbi Trust arrangement. The Company’s acquisitions of property, plant and equipment during fiscal 2011, 2010 and 2009 were $12.9 million, $16.0 million and $9.1 million, respectively.

Included in the acquisitions of property, plant and equipment were costs of $9.8 million, $11.0 million and $5.9 million in fiscal 2011, 2010 and 2009, respectively, for the Company’s initiative to replace various business processes and replace components of its information technology systems that support customer relationship management and the order-to-cash cycle. The total project cost is estimated currently to be approximately $52.0 million to $54.0 million, of which the majority of cost has been incurred by the end of fiscal 2011. However, as the Company is currently completing an evaluation of anticipated future costs, these amounts may change. Once fully operational, the new systems will require ongoing maintenance expenditures at levels higher than the Company has traditionally experienced. The project consists of three phases, of which two phases were implemented in fiscal 2011. Total capital expenditures for fiscal 2012 are expected to be approximately $8.0 million to $10.0 million, including approximately $5.5 million to $6.0 million for the project to replace the Company’s information systems. The Company anticipates that funds for these capital improvements will be provided from operations.

The Company’s financing activities were comprised primarily of net borrowings on the Company’s U.S. Bank credit facility and payments of cash dividends to shareholders. During fiscal 2011, 2010 and 2009, the Company paid cash dividends of $20.6 million, $20.1 million and $19.4 million, respectively. Such amounts were provided from operations.

In connection with its fiscal 2010 first quarter acquisitions, the Company borrowed $18.0 million under its credit agreement with U.S. Bank, originally dated October 5, 2007. As described under the footnote, “Credit Facility” in Item 8 of this Annual Report on Form 10-K, the Company executed its first amendment to the credit agreement in June 2009 and its second amendment in February 2010. Effective October 31, 2010, the Company executed a third amendment to its loan agreement. The third amendment, among other changes, increased the aggregate amount of funds available to the Company to $50.0 million subject, with respect to amounts borrowed in excess of $25.0 million, to a borrowing base test; extended the maturity date to October 31, 2013; modified the manner in which the interest rate on outstanding amounts would be determined; and extended the applicable date of the prepayment penalty such that the penalty would be due if the Company should voluntarily terminate the facility prior to October 31, 2011. At September 30, 2011 the applicable interest rate was 2.412% per annum.

Under the terms of the first amendment to the U.S. Bank credit agreement, the Company was required to maintain a fixed charge coverage ratio as of the end of each calendar quarter of not less than 1.35 to 1.00, and a funded debt to EBITDA ratio less than or equal to 1.5 to 1.00. As of September 30, 2011, the fixed charge coverage ratio and the funded debt to earnings before interest, taxes and depreciation and amortization ratio were approximately 9.66 and 0.54, respectively, and the Company was in compliance with the covenants contained in the credit agreement. As of September 30, 2011, the debt was classified as a current liability as the agreement with U.S. Bank contained a subjective acceleration clause as well as a Company elected arrangement which provided for automatic draws or pay downs on the credit facility on a daily basis after taking into account operating cash needs. As of September 30, 2011, the Company had borrowings of $19.8 million outstanding under the credit facility with U.S. Bank.

Cash paid for interest on the borrowings under the credit facility with U.S. Bank for the years ended September 30, 2011 and 2010 was $0.4 million each year. Cash paid for interest in fiscal 2009 was insignificant. Cash paid for income taxes was $8.3 million, $8.7 million and $7.5 million in fiscal 2011, 2010 and 2009, respectively.

In connection with its acquisition of IZI in November 2011, the Company terminated the agreement between Landauer and U.S. Bank. On November 14, 2011, Landauer entered into a five-year revolving credit agreement with BMO Harris Bank N.A. (“BMO Harris”) as administrative agent, the lenders party thereto (collectively, the “Lenders”) and PNC Bank, National Association as syndication agent (“PNC Bank”), pursuant to which, the Company has been provided a senior secured reducing revolving credit facility of up to $175 million plus an additional $25 million post-closing accordion feature. Landauer borrowed $132.9 million under the new credit facility to finance the IZI acquisition, to refinance existing indebtedness and to fund certain fees and expenses associated with the closing of the new credit facility.

The credit facility will mature on November 14, 2016, and will be secured by a first-priority perfected security interest in substantially all of the tangible and intangible assets of Landauer and its existing and future material domestic subsidiaries, including a pledge of 100% of the stock of each domestic subsidiary and a pledge of 66% of the stock of each first-tier foreign subsidiary.

Borrowings under the credit facility will bear interest, at Landauer’s option, at a rate equal to either (a) the rate per annum for deposits in U.S. Dollars as reflected on the Reuters Screen LIBOR01 as of 11:00 a.m. (London, England time) for the interest period relevant to such borrowing (adjusted for any statutory reserve requirements for Eurocurrency liabilities) plus the applicable margin (the “LIBO Rate”) or (b) the greatest of (i) the federal funds rate for the borrowing day plus 0.5%, (ii) the prime rate in effect on the borrowing day and (iii) the LIBO Rate for deposits in dollars for a one month interest period on the borrowing day plus 1.0%, plus the applicable margin.

Loans under the credit facility may be prepaid at any time without penalty with same-day written notice, subject to, in the case of loans bearing interest on the LIBO Rate, payment of customary breakage costs for prepayments made prior to the last day of the applicable interest period.

The new credit agreement includes customary covenants for facilities of this type, including limitations on indebtedness, liens, investments and acquisitions, loans and advances, mergers and consolidations, sales of assets, and dividends, stock repurchases and other restricted payments.

In addition, the new credit agreement requires that Landauer maintain a minimum net worth at all times of $65 million, maintain a maximum leverage ratio ranging between 3.00 to 1.00 and 2.50 to 1.00 as applicable for each fiscal quarter and maintain a minimum fixed charge coverage ratio ranging between 1.15 to 1.00 and 1.35 to 1.00 as applicable for each fiscal quarter.

The new credit agreement also includes customary events of default, including but not limited to failure to pay any principal when due or any interest, fees or other amounts within three business days when due, default under any covenant or any agreement in any loan document, cross-default with other debt agreements, bankruptcy and change of control.

Landauer requires limited working capital for its operations since many of its customers pay for services in advance. Such advance payments, reflected on the balance sheets as “Deferred Contract Revenue”, amounted to $14.7 million and $14.3 million, respectively, as of September 30, 2011 and 2010. While these amounts represent approximately 25.4% and 28.9% of current liabilities, respectively, as of September 30, 2011 and 2010, such amounts do not represent a cash obligation.

Landauer offers radiation monitoring services in Australia, Brazil, Canada, China, France, Japan, Mexico, Sweden, Turkey and the United Kingdom. The Company’s operations in these markets generally do not depend on significant capital resources. The Company has sufficient cash and cash equivalents available for use in the U.S. to fund current operations without drawing on the permanently reinvested funds held by its foreign operations.

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

Use of Non-GAAP Financial Measures

In evaluating the Company’s financial performance and outlook, management uses EBITDA. Earnings before interest, taxes, depreciation and amortization is a non-GAAP measure. Management believes that such measure supplements evaluations using operating income, net income, and diluted earnings per share and other GAAP measures, and is a useful indicator for investors. This indicator can help readers gain a meaningful understanding of the Company’s core operating results and future prospects without the effect of non-cash or other one-time items and the Company’s ability to generate cash flows from operations that are available for taxes, capital expenditures, and debt repayment. Investors should recognize that these non-GAAP measures might not be comparable to similarly titled measures of other companies. These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows or liquidity prepared in accordance with accounting principles generally accepted in the United States.

The following table reconciles net income to EBITDA:

(Dollars in Thousands)	2011	2010	2009
Net income attributed to Landauer, Inc.	$24,538	$23,674	$23,366
Add back:
Interest and other expense (income)	339	105	(624)
Income taxes	11,527	11,893	11,071
Depreciation and amortization	7,991	6,681	5,845
Earnings before interest, taxes, depreciation and amortization	$44,395	$42,353	$39,658

Contractual Obligations

As of September 30, 2011, the expected resources required for scheduled payment of contractual obligations were as follows:

	Schedules payments by fiscal year
(Dollars in Thousands)	Total	2012	2013-14	2015-16	Thereafter
Capital leases	$210	$71	$139	$0	$0
Operating leases	2,648	584	791	479	794
Purchase obligations (1)	16,917	16,678	239	0	0
Dividends (2)	5,301	5,301	0	0	0
Pension and postretirement benefits (3)	3,736	360	764	727	1,885
Revolving credit facility (4)	19,805	0	19,805	0	0
Total obligations	$48,617	$22,994	$21,738	$1,206	$2,679

(1)	Includes accounts payable and other agreements to purchase goods or services including open purchase orders; also includes remaining contractual obligations associated with the Company’s information systems upgrade.
(2)	Cash dividends in the amount of $0.55 per share were declared on August 26, 2011.
(3)	Includes estimated future benefit payments for supplemental key executive retirement plans and a terminated retirement plan that provides certain retirement benefits payable to non-employee directors. The amounts are actuarially determined, which includes the use of assumptions, and may vary significantly from expectations.
(4)	Includes only principal payments at maturity of credit facility on October 31, 2013. Excludes interest payments and fees related to the revolving credit facility due to variability with respect to the timing of advances and repayments. The debt is classified as current as the agreement contains a subjective acceleration clause as well as a Company elected arrangement which provides for automatic draws or pay downs on the credit facility on a daily basis after taking into account operating cash needs.

The Company is not able to reasonably estimate the ultimate timing of the payments or the amount by which its gross unrecognized tax benefits of $0.8 million will be settled. Therefore, the liability is excluded from the preceding table. Further information regarding the Company’s income taxes is contained under the footnote “Income Taxes” in Item 8 of this Annual Report on Form 10-K.

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

In September 2011, the FASB issued amendments to its goodwill impairment guidance. The amendments provide an option for entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless it determines, based on the qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company early adopted the amendments in connection with the performance of its annual goodwill impairment test as of September 30, 2011.

Inflation

The Company strives to reflect the inflationary impact of materials, labor and other operating costs and expenses in its prices. The market for the services and products that the Company offers, however, is highly competitive, and in some cases has limited the ability of the Company to offset inflationary cost increases.

Forward-Looking Statements

Certain matters contained in this report, including the information contained under the heading “Fiscal 2012 Outlook” in Item 7 of this Annual Report on Form 10-K, constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties. These include the following, without limitation: assumptions, risks and uncertainties associated with IZI Medical Products’ future performance, the Company’s development and introduction of new technologies in general; the ability to protect and utilize the Company’s intellectual property; continued customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (OSL) technology to new platforms and formats; military and other government funding for the purchase of certain of the Company’s equipment and services; the impact on sales and pricing of certain customer group purchasing arrangements; changes in spending or reimbursement for medical products or services; the costs associated with the Company’s research and business development efforts; the usefulness of older technologies and related licenses and intellectual property; the effectiveness of and costs associated with the Company’s IT platform enhancements; the anticipated results of operations of the Company and its subsidiaries or ventures; valuation of the Company’s long-lived assets or business units relative to future cash flows; changes in pricing of products and services; changes in postal and delivery practices; the Company’s business plans; anticipated revenue and cost growth; the ability to integrate the operations of acquired businesses and to realize the expected benefits of acquisitions; the risks associated with conducting business internationally; costs incurred for potential acquisitions or similar transactions; other anticipated financial events; the effects of changing economic and competitive conditions, including instability in capital markets which could impact availability of short and long-term financing; the timing and extent of changes in interest rates; the level of borrowings; foreign exchange rates; government regulations; accreditation requirements; changes in the trading market that affect the cost of obligations under the Company’s benefit plans; and pending accounting pronouncements. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from what is anticipated today. These risks and uncertainties also may result in changes to the Company’s business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth in Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures about Market Risk” and information contained in the Company’s reports filed, from time to time, with the SEC. The Company does not undertake, and expressly disclaims, any duty to update any forward-looking statement whether as a result of new information, future events or changes in the Company’s expectations, except as required by law.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make assumptions and estimates that affect the results of operations and the amounts of assets and liabilities reported in the financial statements as well as related disclosures. Critical accounting policies are those that are most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Below are the critical accounting policies which have been applied in the preparation of the Company’s financial statements and accompanying notes.

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

The Company, through its Medical Physics segment, offers full scope medical physics services to hospitals and radiation therapy centers. Services offered include, but are not limited to, clinical physics support in radiation oncology, commissioning services, special projects support and imaging physics services. Delivery of the medical physics services can be of a contracted, recurring nature or as a discrete project with a defined service outcome. Recurring services often are provided on the customer's premises by a full-time employee or fraction of a full-time employee. These services are recognized as revenue on a straight-line basis over the life of the contract. Fee for service projects’ revenue is recognized when the service is delivered.

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

The amounts recorded as deferred contract revenue in the consolidated balance sheets represent invoiced amounts in advance of delivery of the service, and are net of services rendered through the respective consolidated balance sheet date. Such advance billings amounted to $14.7 million and $14.3 million, respectively, as of September 30, 2011 and 2010.

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

The Company capitalizes costs of software which is acquired, internally developed, or modified solely to meet the Company’s internal needs. In accordance with FASB authoritative guidance, internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Costs incurred during the preliminary project stage as well as training costs and maintenance costs during the postimplementation-operation stage are expensed. Capitalized costs of software amounted to $9.8 million, $10.9 million and $6.1 million, respectively, for fiscal 2011, 2010 and 2009. In fiscal 2011, all of the capitalized software costs were related to the Company’s initiative to replace various business processes and replace components of its information technology systems that support customer relationship management and the order-to-cash cycle.

Goodwill and Other Intangible Assets

The Company’s intangible assets include purchased customer lists, licenses, patents, trademarks, tradenames and goodwill. Purchased customer lists are recorded at cost and are amortized on a straight-line basis over estimated useful lives, which range from 10 to 15 years. Patents and licenses are also recorded at cost and are amortized on a straight-line basis over their useful lives, which range from 10 to 20 years. The Company acquired goodwill primarily from its acquisitions of Landauer-Europe, SAPRA-Landauer and GPS as well as other smaller investments. Goodwill as well as trademarks and tradenames have indefinite lives.

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

In September 2011, the FASB amended its guidance for testing goodwill for impairment. Under the amended guidance, an entity is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the guidance. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previously, FASB guidance outlined a two step process for determining the impairment of goodwill. In the first step, the fair value of a reporting unit is compared to its carrying value, including goodwill. If the fair value is in excess of carrying value, the goodwill of the reporting unit is not impaired, thus the second step of the impairment test is unnecessary. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. The testing process is conducted on a disaggregated basis, at the reporting unit level.

The Company early adopted the amended guidance at September 30, 2011. Landauer first assessed qualitative factors to determine whether it is more likely than not that the fair value of its reporting units is less than the carrying amounts. In making its determination, the Company considered the following factors, events and circumstances: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; other relevant entity-specific events; events affecting a reporting unit; and any sustained decrease in share price. The Company performed the qualitative analysis for each of its individual reporting units, Radiation Monitoring and Medical Physics.

As a result of its qualitative analysis, the Company determined that it is not likely that the fair value of either the Radiation Monitoring reporting unit or the Medical Physics reporting unit is less than its carrying amount, indicating that goodwill is not impaired. Based on amended guidance, the Company was not required to calculate the fair value of the reporting units, and no further testing was performed.

To the extent subsequent events arise, market conditions change or the Company's strategies change, it is possible that the conclusion regarding whether the Company's goodwill is impaired could change and result in future goodwill impairment charges that will have a material effect on the Company's consolidated financial position or results of operations. Information regarding the value of goodwill and other intangible assets is presented under the footnote “Goodwill and Other Intangible Assets” in Item 8 of this Annual Report on Form 10-K.

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

Management exercises significant judgment in the valuation of its current and deferred tax assets and liabilities. The Company recognizes the financial statement effects of its tax positions in its current and deferred tax assets and liabilities when it is more likely than not that the position will be sustained upon examination by a taxing authority. Management considers, among other factors, the Company’s current and past performance, the market environment in which the Company operates, and tax planning strategies. Further, the Company provides for income tax issues not yet resolved with federal, state and local tax authorities. The Company assesses and updates its tax positions when significant changes in circumstances, which would cause a change in judgment about the likelihood of realizing the deferred items, occur. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations or cash flows. Further information regarding the Company’s income taxes is contained under the footnote “Income Taxes” in Item 8 of this Annual Report on Form 10-K.

Defined Benefit Pension and Other Postretirement Benefit Plans

The pension expenses and benefit obligations recorded for the Company’s defined benefit plans are dependent on actuarial assumptions. These assumptions include discount rates, expected return on plan assets, interest costs, expected compensation increases, benefits earned, mortality rates, and other factors. Management reviews the plan assumptions on an annual basis to ensure that the most current, relevant information is considered. If actual results vary considerably from those that are expected or if future changes are made to these assumptions, the amounts recognized for these plans could change significantly.

The weighted-average assumed discount rates used to determine plan expenses were 5.08% for both pension and other benefits in fiscal 2011 and 5.59% for both pension and other benefits in fiscal 2010. For fiscal 2011 expense, the long-term rate of return of plan assets was 6.50%, unchanged from fiscal 2010. In establishing the rate, management considered the historical rates of return and the current and planned asset classes of the plan investment portfolio. The weighted-average discount rate used to determine benefit obligations at September 30, 2011 was 4.60% compared to the September 30, 2010 rate of 5.08%, adjusted to reflect the single rate that, when applied to the projected benefit disbursements from the plan, would result in the same discounted value as the array of rates that make up the Citigroup Pension Discount Curve as of September 30. The rate of compensation increase was not relevant to the plans in fiscal 2011 and 2010 due to the plan freeze which occurred in fiscal 2009.

The Company recognizes on its balance sheet the amount by which the projected benefit obligations of its defined benefit plans exceed the fair value of plan assets. Subsequent changes in the funded status of the plans as a result of future transactions and events, amortization of previously unrecognized costs, and changes to actuarial assumptions are recognized as an asset or a liability and amortized as components of net periodic pension cost or accumulated other comprehensive income. An increase or decrease in the assumptions or economic events outside of management’s control could have a material effect on the Company’s results of operations or financial condition. Information regarding these plans is contained under the footnote “Employee Benefit Plans” in Item 8 of this Annual Report on Form 10-K.

Stock-Based Compensation

The Company measures and recognizes compensation cost at fair value for all stock-based awards, net of the estimated impact of forfeited awards. The Company granted stock options in years prior to fiscal 2006. The fair values of options were estimated using a Black-Scholes option pricing model. In addition to stock options, key employees and/or non-employee directors are eligible to receive performance shares and restricted stock. The fair value of performance shares and restricted stock granted under the Company’s 2005 Long-Term Incentive Plan was based on the average of the Company’s high and low stock prices on the date of grant. Upon the adoption of the Company’s Incentive Compensation Plan in February 2008, the fair value of performance shares and restricted stock granted under the new plan is based on the Company’s closing stock price on the grant date. The terms of performance share awards allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. Stock-based compensation expense associated with performance share awards is recognized based on management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that are expected to be earned. The Company evaluates on a quarterly basis the progress towards achieving the performance criteria. The cumulative effect on current and prior periods of a change in the estimated number of performance share awards expected to be earned is recognized as compensation cost or as a reduction of cost in the period of the revised estimate. Compensation expense for restricted stock is recognized ratably over the vesting period.

Forfeitures of awards are estimated at the time of grant and stock-based compensation cost is recognized only for those awards expected to vest. The Company uses historical experience to estimate projected forfeitures. The Company recognizes the cumulative effect on current and prior periods of a change in the forfeiture rate, or actual forfeitures, as compensation cost or as a reduction of cost in the period of the revision. If revisions are made to management’s assumptions and estimates or if actual results vary considerably from those that are expected, stock-based compensation expense could change significantly, impacting the Company’s results of operations or financial condition. Further information regarding the Company’s stock-based awards is presented under the footnote “Stock-Based Compensation” in Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk, including changes in foreign currency exchange rates. The financial statements of the Company’s international subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the reporting currency. To date, the market risk associated with foreign currency exchange rates has not been material in relation to the Company’s financial position, results of operations, or cash flows. These risks could increase, however, as the Company expands in international markets and markets becomes more volatile. The Company estimates that a 10% and 20% adverse change in the underlying foreign currency exchange rates would have decreased reported net income in fiscal 2011 by approximately $650 and $1,200, respectively. Historically, the Company believes that adverse changes in foreign exchange rates have not materially impacted its financial condition.

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets

Landauer, Inc. and Subsidiaries

As of September 30,

(Dollars in Thousands)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$7,914	$7,659
Receivables, net of allowances of $794 in 2011 and $852 in 2010	25,516	23,702
Inventories	8,286	6,865
Prepaid income taxes	4,921	5,403
Prepaid expenses and other current assets	4,005	2,528
Current assets	50,642	46,157
Property, plant and equipment, at cost:
Land and improvements	619	619
Buildings and improvements	4,233	4,346
Internal software	49,238	39,413
Equipment	42,708	40,928
	96,798	85,306
Accumulated depreciation and amortization	(49,157)	(45,491)
Net property, plant and equipment	47,641	39,815
Equity in joint ventures	10,699	8,446
Goodwill	39,962	39,268
Intangible assets, net of accumulated amortization of $7,355 in 2011 and $5,374 in 2010	10,908	10,002
Dosimetry devices, net of accumulated depreciation of $9,728 in 2011 and $8,894 in 2010	5,618	5,569
Other assets	3,186	1,439
ASSETS	$168,656	$150,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,457	$7,180
Dividends payable	5,301	5,143
Deferred contract revenue	14,713	14,305
Short-term debt	19,805	12,504
Accrued compensation and related costs	5,607	5,923
Other accrued expenses	7,066	4,497
Current liabilities	57,949	49,552
Non-current liabilities:
Pension and postretirement obligations	14,202	10,089
Deferred income taxes	12,805	9,934
Other non-current liabilities	1,292	1,418
Non-current liabilities	28,299	21,441

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value per share, authorized 1,000,000 shares; none issued	0	0
Common stock, $.10 par value per share, authorized 20,000,000 shares; 9,462,807 and 9,452,765 issued and outstanding, respectively, in 2011 and 2010	946	945
Additional paid in capital	33,791	32,688
Accumulated other comprehensive loss	(3,129)	(783)
Retained earnings	49,724	45,940
Landauer, Inc. stockholders’ equity	81,332	78,790
Noncontrolling interest	1,076	913
Stockholders’ equity	82,408	79,703
LIABILITIES AND STOCKHOLDERS’ EQUITY	$168,656	$150,696

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

Landauer, Inc. and Subsidiaries

For the Years Ended September 30,

(Dollars in Thousands, Except per Share)	2011	2010	2009
Net revenues	$120,458	$114,367	$93,827
Costs and expenses:
Cost of sales	47,510	44,478	30,766
Selling, general, and administrative	36,576	33,224	27,891
Acquisition and reorganization costs	1,489	2,028	416
Net defined benefit plan curtailment loss and transition costs	0	0	2,236
	85,575	79,730	61,309
Operating income	34,883	34,637	32,518
Equity in income of joint ventures	2,191	1,501	1,575
Other (expense) income, net	(339)	(105)	624
Income before taxes	36,735	36,033	34,717
Income taxes	11,527	11,893	11,071
Net income	25,208	24,140	23,646
Less: Net income attributed to noncontrolling interest	670	466	280
Net income attributed to Landauer, Inc.	$24,538	$23,674	$23,366
Net income per share attributable to Landauer, Inc. shareholders:
Basic	$2.60	$2.53	$2.51
Weighted average basic shares outstanding	9,395	9,310	9,293
Diluted	$2.58	$2.52	$2.49
Weighted average diluted shares outstanding	9,477	9,349	9,366

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income

Landauer, Inc. and Subsidiaries

	Landauer, Inc. Stockholders’ Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Additional Paid In Capital	Accumulated Other Compre- hensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total Stock- holders’ Equity	Compre- hensive Income (Loss)
Balance September 30, 2008	9,332,508	$933	$28,826	$289	$39,707	$545	$70,300
Adoption of new postretirement life insurance arrangements accounting guidance	0	0	0	0	(900)	0	(900)
Stock-based compensation arrangements	48,590	5	2,008	0	0	0	2,013
Dividends	0	0	0	0	(19,669)	(151)	(19,820)
Net income	0	0	0	0	23,366	280	23,646	$23,646
Foreign currency translation adjustment	0	0	0	1,243	0	19	1,262	1,262
Defined benefit pension and postretirement plans activity	0	0	0	(2,047)	0	0	(2,047)	(2,047)
Comprehensive Income								$22,861
Balance September 30, 2009	9,381,098	$938	$30,834	$(515)	$42,504	$693	$74,454
Stock-based compensation arrangements	71,667	7	1,854	0	0	0	1,861
Dividends	0	0	0	0	(20,238)	(273)	(20,511)
Net income	0	0	0	0	23,674	466	24,140	$24,140
Foreign currency translation adjustment	0	0	0	579	0	27	606	606
Defined benefit pension and postretirement plans activity	0	0	0	(847)	0	0	(847)	(847)
Comprehensive Income								$23,899
Balance September 30, 2010	9,452,765	$945	$32,688	$(783)	$45,940	$913	$79,703
Stock-based compensation arrangements	10,042	1	1,103	0	0	0	1,104
Dividends	0	0	0	0	(20,754)	(340)	(21,094)
Net income	0	0	0	0	24,538	670	25,208	$25,208
Foreign currency translation adjustment	0	0	0	286	0	(167)	119	119
Defined benefit pension and postretirement plans activity	0	0	0	(2,632)	0	0	(2,632)	(2,632)
Comprehensive Income								$22,695
Balance September 30, 2011	9,462,807	$946	$33,791	$(3,129)	$49,724	$1,076	$82,408

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

Landauer, Inc. and Subsidiaries

For the Years Ended September 30,

(Dollars in Thousands)	2011	2010	2009
Cash flows provided by operating activities:
Net income	$25,208	$24,140	$23,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,991	6,681	5,845
Equity in net income of joint ventures	(2,191)	(1,501)	(1,575)
Dividends from joint ventures	911	1,104	1,062
Stock-based compensation and related net tax benefits	1,998	1,802	3,013
Defined benefit plans curtailment loss	0	0	1,350
Current and long-term deferred taxes, net	1,687	4,421	2,073
Increase in accounts receivable, net	(1,855)	(619)	(872)
Decrease (increase) in prepaid taxes	514	(1,649)	3,357
Increase in dosimetry devices at cost	(1,932)	(2,811)	(1,856)
Other operating assets, net	(1,963)	(1,994)	(1,627)
(Decrease) increase in accounts payable and other accrued liabilities	(886)	(1,092)	1,229
Increase (decrease) in deferred contract revenue	410	(2,807)	(59)
Increase (decrease) in long-term pension and postretirement obligations	1,484	514	(4,934)
Other operating liabilities, net	(139)	85	(443)
Net cash provided by operating activities	31,237	26,274	30,209

Cash flows used by investing activities:
Acquisition of property, plant & equipment	(12,923)	(15,978)	(9,126)
Acquisition of businesses, net of cash acquired	(2,847)	(32,014)	0
Purchase of and net earnings on investment securities	(1,579)	0	0
Net cash used by investing activities	(17,349)	(47,992)	(9,126)

Cash flows used by financing activities:
Net borrowings on revolving credit facility	7,313	12,504	0
Dividends paid to stockholders	(20,593)	(20,091)	(19,360)
Dividends paid to noncontrolling interest	(340)	(273)	(151)
Proceeds from the exercise of stock options	139	571	590
Excess tax benefit from stock-based compensation arrangements	46	426	228
Net cash used by financing activities	(13,435)	(6,863)	(18,693)

Effects of foreign currency translation	(198)	(253)	165

Net increase (decrease) in cash and cash equivalents	255	(28,834)	2,555
Opening balance – cash and cash equivalents	7,659	36,493	33,938
Ending balance – cash and cash equivalents	$7,914	$7,659	$36,493

Supplemental disclosure of cash flow information:
Cash paid for interest	$436	$365	$15
Cash paid for income taxes	$8,286	$8,746	$7,515

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Landauer, Inc. and Subsidiaries

(Dollars in thousands)

1. Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Landauer, Inc.; its wholly owned subsidiaries: Landauer-Europe, Ltd., HomeBuyer’s Preferred, Inc., Global Physics Solutions, Inc. (“GPS”), Gammadata Mätteknik AB (“GDM”), and Landauer Persondosimetri AB (“PDM”); SAPRA-Landauer, Ltda., its 75%-owned subsidiary; Beijing-Landauer, Ltd., its 70%-owned subsidiary; ALSA Dosimetria, S. de R.L. de C.V., its 56.25%-owned subsidiary; and Landauer Australasia Pty Ltd., its 51%-owned subsidiary (“Landauer” or the “Company”). Nagase-Landauer, Ltd., a Japanese corporation, and Epsilon-Landauer, a Turkish corporation, are 50% owned and accounted for on the equity basis. All intercompany transactions have been eliminated.

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

The Company, through its Medical Physics segment, offers full scope medical physics services to hospitals and radiation therapy centers. Services offered include, but are not limited to, clinical physics support in radiation oncology, commissioning services, special projects support and imaging physics services. Delivery of the medical physics services can be of a contracted, recurring nature or as a discrete project with a defined service outcome. Recurring services often are provided on the customer's premises by a full-time employee or fraction of a full-time employee. These services are recognized as revenue on a straight-line basis over the life of the contract. Fee for service projects’ revenue is recognized when the service is delivered.

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

Research and Development

The cost of research and development programs is charged to selling, general and administrative expense as incurred and amounted to approximately $2,361, $2,285 and $1,948 in fiscal 2011, 2010 and 2009, respectively. Research and development costs include salaries and allocated employee benefits, third-party research contracts, depreciation and supplies.

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

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense, primarily related to product shows and exhibits, amounted to $877, $748 and $572 in fiscal 2011, 2010 and 2009, respectively.

Income Taxes

Landauer files income tax returns in the jurisdictions in which it operates. The Company estimates the income tax provision for income taxes that are currently payable, and records deferred tax assets and liabilities for the temporary differences in tax consequences between the financial statements and tax returns. The Company would record a valuation allowance in situations where the realization of deferred tax assets is not more likely than not. The Company recognizes the financial statement effects of its tax positions in its current and deferred tax assets and liabilities when it is more likely than not that the position will be sustained upon examination by a taxing authority. Further information regarding the Company’s income taxes is contained under the footnote “Income Taxes” of this Annual Report on Form 10-K.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in the accompanying consolidated balance sheets consist of defined benefit pension and postretirement plan adjustments for net gains, losses and prior service costs, net defined benefit plan curtailment loss and cumulative foreign currency translation adjustments. The following table sets forth the balances in accumulated other comprehensive loss for the years ended September 30:

(Dollars in Thousands)	2011	2010	2009
Foreign currency translation adjustment	$2,286	$2,000	$1,421
Defined benefit pension and postretirement plans activity	(5,415)	(2,783)	(1,936)
Total accumulated other comprehensive loss	$(3,129)	$(783)	$(515)

Stock-Based Compensation

The Company measures and recognizes compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation expense, primarily for grants of restricted stock, totaled approximately $1,481, $1,287 and $2,152 for fiscal 2011, 2010 and 2009, respectively. The total income tax benefit recognized in the consolidated statements of income related to expense for stock-based compensation was approximately $537, $475 and $777 during fiscal 2011, 2010 and 2009, respectively.

The Company has not granted stock options subsequent to fiscal 2005. Awards of stock options in prior fiscal years were granted with an exercise price equal to the market value of the stock on the date of grant. The fair value of stock options was estimated using the Black-Scholes option-pricing model. Expected volatility and the expected life of stock options were based on historical experience. The risk free interest rate was derived from the implied yield available on U.S. Treasury zero-coupon issues with a remaining term, as of the date of grant, equal to the expected term of the option. The dividend yield was based on annual dividends and the fair market value of the Company’s stock on the date of grant. Compensation expense was recognized ratably over the vesting period of the stock option.

Subsequent to fiscal 2005, key employees and/or non-employee directors have been granted restricted share awards that consist of performance shares and time vested restricted stock. Performance shares represent a right to receive shares of common stock upon satisfaction of performance goals or other specified metrics. Restricted stock represents a right to receive shares of common stock upon the passage of a specified period of time. The fair value of performance shares and restricted stock granted under the Company’s 2005 Long-Term Incentive Plan was based on the average of the Company’s high and low stock prices on the date of grant. Upon the adoption of the Company’s Incentive Compensation Plan in February 2008, the fair value of performance shares and restricted stock granted under the new plan is based on the Company’s closing stock price on the date of grant. Compensation expense for performance shares is recorded ratably over the vesting period, assuming that achievement of performance goals is deemed probable. Compensation expense for restricted stock is recognized ratably over the vesting period. The per share weighted average fair value of restricted shares, including restricted stock and performance shares, granted during fiscal 2011, 2010 and 2009 was $62.17, $61.51 and $59.12, respectively.

Employee Benefit Plans

Landauer sponsors postretirement benefit plans to provide pension, supplemental retirement funds, and medical expense reimbursement to eligible retired employees, as well as a directors' retirement plan that provides for certain retirement benefits payable to non-employee directors. Further information on these benefit plans is contained under the footnote “Employee Benefit Plans” of this Annual Report on Form 10-K.

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

In September 2011, the FASB issued amendments to its goodwill impairment guidance. The amendments provide an option for entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless it determines, based on the qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company early adopted the amendments in connection with the performance of its annual goodwill impairment test as of September 30, 2011.

2. Business Combinations

During fiscal 2011, the Company established an unconsolidated joint venture in Turkey, which provides radiation monitoring services, and completed the acquisition of three imaging physics practices, none of which were individually, or in the aggregate, material to the Company’s consolidated financial statements.

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

The excess of the consideration transferred over the fair value of the net tangible and intangible assets acquired resulted in goodwill of $17,380, which is attributable primarily to the value of the acquired assembled workforce and GPS’ position as a leading provider in a large fragmented growth market. The goodwill has been assigned to the Medical Physics reporting segment. The Company will deduct $4,228 of goodwill and $25 for a non-compete agreement for income tax purposes. The Company acquired a tradename in the amount of $900 which has an indefinite life, and $4,400 of customer relationships which are being amortized over 15 years.

The acquired business’s revenues of $13,305 and net loss of $617 were recognized in the Company’s consolidated financial statements for the period from November 1, 2009 to September 30, 2010. The revenues and results of operations of GPS from November 1 to the date of acquisition, November 9, were not material to the consolidated financial statements.

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

The acquired businesses contributed revenues of $5,043 and earnings of $490 to the Company for the period from their respective dates of acquisition to September 30, 2010.

Unaudited Proforma Results

The following unaudited proforma summary presents consolidated information of the Company as if these business combinations had occurred as of the beginning of the respective periods.

	September 30, 2010
(Dollars in Thousands)	Landauer, Inc. Actual	Landauer, Inc. Proforma
Revenues	$114,367	$119,196
Net income attributed to Landauer, Inc.	23,674	25,130

	September 30, 2009
(Dollars in Thousands)	Landauer, Inc. Actual	Landauer, Inc. Proforma
Revenues	$93,827	$111,573
Net income attributed to Landauer, Inc.	23,366	22,884

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

As of September 30, 2011, the Company’s financial assets measured and recorded at fair value on a recurring basis were comprised of investments in trading securities, which are reported in other long-term assets. The investments are held in a Rabbi trust for benefits under the Company’s deferred compensation plan. Under the plan, participants designate investment options to serve as the basis for measurement of the notional value of their accounts. The investments include a money market fund and mutual funds that are publicly traded. The fair values of the shares or underlying securities of these funds are based on quoted market prices and, therefore, are categorized as Level 1 in the fair value hierarchy. As of September 30, 2010, the fair value of these assets was $199.

	Fair Value Measurements at September 30, 2011 Using
(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash equivalents	$27	$0	$0
Mutual funds	1,752	0	0
Total financial assets at fair value	$1,779	$0	$0

4. Acquisition and Reorganization Costs

Acquisition and reorganization costs during fiscal 2011 and 2010 were $1,489 and $2,028, respectively. Such expenses were primarily for professional fees with accounting, financial, legal and tax advisors to support the due diligence, transaction structure and accounting for acquisitions. In fiscal 2011, such expenses were related to the establishment of a radiation monitoring unconsolidated joint venture in Turkey, the acquisition of three imaging physics practices and on-going acquisition activity which includes the pursuit of acquisitions that may not be consummated. In fiscal 2010, such expenses supported the acquisitions described under the footnote “Business Combinations” of this Annual Report on Form 10-K. These costs were expensed as incurred in accordance with business combination authoritative guidance adopted by the Company on October 1, 2009. Such expenses were primarily for professional fees with accounting, financial, legal and tax advisors to support the due diligence, transaction structure and accounting for the acquisitions. In addition, the fiscal 2010 charges included $510 in reorganization costs for severance to support changes in selected roles in the GPS organization.

During the second quarter of fiscal 2009, the Company initiated a management reorganization plan to strengthen selected roles in the organization. As a result, in fiscal 2009, the Company recognized expense, including severance, in the amount of $416 associated with these management organizational changes.

5. Net Defined Benefit Plan Curtailment Loss and Transition Costs

On February 5, 2009, the Board of Directors approved changes to the Company’s retirement benefit plans. The objective of the changes was to transition from a defined benefit strategy for retirement benefits to a defined contribution approach. These changes, effective March 31, 2009, included the following actions:

•	cease all accruals for future years of service in the Company’s defined benefit retirement plans and supplemental retirement plans and to freeze benefits provided under the plans effective March 31, 2009;
•	provide supplemental transition benefits to participants who satisfy certain age and service requirements;
•	provide enhanced benefits in the existing 401(k) retirement savings plan; and
•	adopt a new nonqualified deferred compensation plan for the benefit of certain executives.

The Company anticipates that the redesign of its retirement plans will result in future cost savings while offering market based retirement benefits to its employees.

In connection with the redesign of its retirement benefit plans, the Company recognized charges of $2,236 during its second fiscal quarter of 2009. The charges included a one-time net curtailment loss, in accordance with FASB authoritative guidance, in the amount of $1,125. In addition, the charge also included costs of $1,111 related to the transition of the contractual retirement benefit obligation of the Company’s Chief Executive Officer to a defined contribution obligation and professional fees directly associated with the benefit plan transitions. During fiscal 2009, the Company made contributions of approximately $6,400 in excess of the required annual pension plan payments to fund the remainder of the plan’s current unfunded balance.

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

Effective October 1, 2009, the Company adopted authoritative guidance which requires that unvested stock-based compensation awards that contain non-forfeitable rights to dividends be treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. The Company’s time vested restricted stock is a participating security. The guidance was applied retrospectively to all periods presented. The following table sets forth the computation of net income per share for the years ended September 30:

(Dollars in Thousands, Except per Share)	2011	2010	2009
Basic Net Income per Share
Net income attributed to Landauer, Inc.	$24,538	$23,674	$23,366
Less: Income allocated to unvested restricted stock	129	91	81
Net income available to common stockholders	$24,409	$23,583	$23,285
Basic weighted averages shares outstanding	9,395	9,310	9,293
Net income per share – Basic	$2.60	$2.53	$2.51

Diluted Net Income per Share
Net income attributed to Landauer, Inc.	$24,538	$23,674	$23,366
Less: Income allocated to unvested restricted stock	129	91	81
Net income available to common stockholders	$24,409	$23,583	$23,285
Basic weighted averages shares outstanding	9,395	9,310	9,293
Effect of dilutive securities	82	39	73
Diluted weighted averages shares outstanding	9,477	9,349	9,366
Net income per share - Diluted	$2.58	$2.52	$2.49

7. Equity in Joint Venture

Landauer’s 50% interest in the common stock of Nagase-Landauer, Ltd., a Japanese corporation located in Tokyo and engaged in providing radiation monitoring services in Japan, is accounted for on the equity basis. The related equity in earnings of this joint venture is included in its own caption in the accompanying Statements of Income. Landauer received dividend payments of $911, $1,104 and $1,062 from Nagase-Landauer, Ltd. during fiscal 2011, 2010 and 2009, respectively. The Company’s total sales to Nagase-Landauer, Ltd. were $1,159, $4,431 and $4,399 during fiscal 2011, 2010 and 2009, respectively.

Condensed results of operations information for Nagase-Landauer, Ltd. was as follows, converted into U.S. dollars at the average rate of exchange, for the years ended September 30:

(Dollars in Thousands)	2011	2010	2009
Revenues	$26,663	$22,513	$20,886
Gross profit	15,125	10,922	11,554
Income before income taxes	8,103	4,911	5,804
Net income	4,724	3,002	3,150

Condensed balance sheet information as of September 30, converted into U.S. dollars at the then-current rate of exchange, was as follows:

(Dollars in Thousands)	2011	2010
Current assets	$13,885	$7,908
Other assets	21,461	19,656
Total assets	$35,346	$27,564
Current liabilities	$11,552	$8,535
Other liabilities	2,488	2,137
Stockholders’ equity	21,306	16,892
Total liabilities and stockholders’ equity	$35,346	$27,564

8. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by reportable segment, for the years ended September 30, 2011 and 2010 were as follows:

(Dollars in Thousands)	Radiation Monitoring	Medical Physics	Total
Goodwill at September 30, 2009	$13,384	$0	$13,384
Increases related to acquisitions, net of subsequent adjustments for deferred taxes	6,760	18,712	25,472
Effects of foreign currency	412	0	412
Goodwill at September 30, 2010	$20,556	$18,712	$39,268
Increases related to acquisitions, net of subsequent adjustments for deferred taxes	0	1,025	1,025
Effects of foreign currency	(331)	0	(331)
Goodwill at September 30, 2011	$20,225	$19,737	$39,962

Intangible assets as of September 30 consisted of the following:

	2011		2010
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists	$15,645	$6,467	$13,025	$4,523
Trademarks and tradenames	1,024	0	1,022	0
Licenses and patents	1,017	331	752	294
Other intangibles	577	557	577	557
Intangible assets	$18,263	$7,355	$15,376	$5,374

The Company assumed customer lists and tradenames of $1,433 and $6,385 relating to the business combinations completed during fiscal 2011 and 2010, respectively. Additional disclosures regarding the business combinations is contained under the footnote “Business Combinations” of this Annual Report on Form 10-K. Amortization of intangible assets was $1,033, $929 and $615 for the years ended September 30, 2011, 2010 and 2009, respectively. Annual aggregate amortization expense related to intangible assets is estimated to be approximately $930 for fiscal year 2012, $850 for fiscal year 2013 and $820 for each of the next three fiscal years thereafter. As a result of its annual testing and review for impairment of goodwill and other intangible assets, the Company determined that no impairment was required to be recognized as of September 30, 2011.

9. Income Taxes

The components of pretax income for the years ended September 30 were as follows:

(Dollars in Thousands)	2011	2010	2009
Pretax income:
U.S.	$30,160	$29,472	$29,377
Foreign	6,575	6,561	5,340
Total pretax income	$36,735	$36,033	$34,717

The components of the provision for income taxes for the years ended September 30 were as follows:

(Dollars in Thousands)	2011	2010	2009
Current:
U.S. Federal	$5,512	$5,426	$7,203
State and local	511	314	(275)
Foreign	2,370	1,931	1,664
Current tax provision	$8,393	$7,671	$8,592
Deferred:
U.S. Federal	$2,360	$4,002	$2,373
State and local	107	221	98
Foreign	667	(1)	8
Deferred tax provision	$3,134	$4,222	$2,479
Income tax provision	$11,527	$11,893	$11,071

The effective tax rates for the fiscal years ended September 30, 2011, 2010 and 2009 were 31.4%, 33.0% and 31.9%, respectively. The fiscal 2011 effective tax rate decreased primarily due to the reduction of nondeductible acquisition costs as compared to fiscal 2010 and an increased research and development credit in fiscal 2011. The following is a reconciliation of the U.S. federal statutory rate of 35% to the effective income tax rate:

	2011	2010	2009
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes net of Federal tax benefit	0.9%	1.0%	0.9%
Lower rates on Foreign operations	(1.3%)	(1.0%)	(0.7%)
Non-taxed equity earnings	(2.1%)	(1.4%)	(1.6%)
Foreign tax credit impact, net	(0.6%)	(1.4%)	(1.1%)
Other	(0.5%)	0.8%	(0.6%)
Effective income tax rate	31.4%	33.0%	31.9%

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at September 30:

(Dollars in Thousands)	2011	2010
Deferred tax assets:
Pension accrual	$2,148	$803
Compensation expense	2,581	1,786
Accrued mitigation	147	235
Medical insurance claims	433	412
Retirement plans	1,979	1,903
Net operating losses	0	596
Allowance for uncollectible accounts	196	224
Accruals not currently deductible	145	304
Other	807	364
	$8,436	$6,627
Deferred tax liabilities:
Depreciation	$1,663	$2,506
Software development	12,582	9,674
Intangible asset amortization	4,643	2,922
Accrued income	95	260
Other	50	186
	$19,033	$15,548
Net deferred tax liability	$(10,597)	$(8,921)

The Company believes that the realization of deferred tax assets is more likely than not based upon the expectation the Company will generate the necessary taxable income in the future periods. Therefore, no valuation allowances have been provided.

The Company has provided for U.S. deferred income taxes and foreign withholding tax in the amount of $37 on undistributed earnings not considered permanently reinvested in its non-U.S. subsidiaries. The Company has not provided for U.S. deferred income taxes or foreign withholding tax on the remainder of undistributed earnings from its non-U.S. subsidiaries because such earnings are considered to be permanently reinvested as it is the Company’s intention to reinvest accumulated cash balances, future cash flows and profits to make capital improvements, and grow and expand its foreign operations. In accordance with this plan, cash held by certain foreign subsidiaries will not be available for U.S. Company operations, and under current laws, will not be subject to U.S. taxation. As of September 30, 2011, 2010 and 2009, permanently reinvested cumulative undistributed earnings attributable to certain foreign operations were approximately $13,047, $23,526 and $23,876, respectively. The change in the permanently reinvested cumulative undistributed earnings from fiscal 2010 to fiscal 2011 is due to the Company no longer asserting permanently reinvested earnings in several foreign jurisdictions. The Company has sufficient cash and cash equivalents available for use in the U.S. to fund current operations without drawing on the permanently reinvested funds held by its foreign operations.

As of September 30, 2011, the Company's U.S. income tax returns for fiscal 2008 and subsequent years remained subject to examination by the Internal Revenue Service ("IRS"). The Company is not currently under audit by the IRS. State income tax returns generally have statute of limitations for periods between three and four years from the date of filing. The Company is currently undergoing a state income tax audit. The Company is not currently under audit in any foreign jurisdictions. The Company’s foreign operations have statute of limitations on the examination of tax returns for periods between two and six years.

The Company operates in numerous taxing jurisdictions and is subject to regular examinations by various U.S. federal, state, local and foreign jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which it does business. Due to the subjectivity of interpretations of the income tax laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments.

Accounting for uncertainty in income taxes requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured for financial statement purposes and the tax position taken or expected to be taken on its tax return. To the extent that the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.

A reconciliation of gross unrecognized tax benefits, exclusive of interest and penalties, is as follows:

(Dollars in Thousands)	2011	2010	2009
Balance at beginning of year	$714	$532	$694
Tax positions related to current year:
Gross increases	150	119	190
Gross decreases	0	0	(32)
Tax positions related to prior periods:
Gross increases	167	405	0
Gross decreases	(50)	(133)	(64)
Decreases related to settlements	0	(110)	(219)
Decreases related to lapse of statute of limitations	(211)	(99)	(37)
Balance at end of year	$770	$714	$532

The total amount of unrecognized tax benefits, net of federal benefit, that, if recognized, would affect the effective tax rate was $666, $675 and $493 as of September 30, 2011, 2010 and 2009, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2011 and 2010, the gross amount of interest and penalties recorded was $58 and $52, respectively. The Company does not expect that any change in the amount of unrecognized tax benefits in the next twelve months, with respect to items identified, will have a significant impact on the consolidated results of operations or the financial position of the Company. The amount of unrecognized tax benefits and the related interest and penalties expected to reverse within the next fiscal year is estimated to be approximately $175.

10. Credit Facility

In October 2007, the Company negotiated a credit facility with U.S. Bank, which originally had an expiration date of October 31, 2009 and permitted borrowings up to $15,000. In June 2009, the Company executed a first amendment to its credit agreement. The first amendment, among other changes to the original terms, increased the aggregate amount of funds available to $30,000 subject, with respect to amounts borrowed in excess of $20,000, to certain criteria outlined in the credit agreement. In February 2010, the Company executed a second amendment to its credit agreement. The amendment, among other changes to the original terms, extended the maturity date to February 12, 2012, added Global Physics Solutions, Inc. as a borrower, added a prepayment penalty equal to 1.0% should the Company voluntarily terminate the facility prior to February 12, 2011, and modified the interest rate on outstanding amounts from either LIBOR plus 2.9% or the bank’s prime rate plus 0.47% to either LIBOR plus 2.1% or the bank’s prime rate minus 0.28%. Effective October 31, 2010, the Company executed a third amendment to its credit agreement. The third amendment, among other changes, increased the aggregate amount of funds available to the Company to $50,000 subject, with respect to amounts borrowed in excess of $25,000, to a borrowing base test; extended the maturity date to October 31, 2013; modified the manner in which the interest rate on outstanding amounts would be determined; and extended the applicable date of the prepayment penalty such that the penalty would be due if the Company should voluntarily terminate the facility prior to October 31, 2011.

In addition, under its credit facility with U.S. Bank, the Company was required to maintain a fixed charge coverage ratio, as calculated pursuant to the terms of the first amendment to the credit agreement, as of the end of each calendar quarter of not less than 1.35 to 1.00, and a funded debt to earnings before interest, taxes and depreciation and amortization ratio less than or equal to 1.5 to 1.00. As of September 30, 2011, the fixed charge coverage ratio and the funded debt to earnings before interest, taxes and depreciation and amortization ratio were approximately 9.66 and 0.54, respectively, and the Company was in compliance with the covenants contained in the credit agreement. As of September 30, 2011, the debt was classified as a current liability as the agreement with U.S. Bank contained a subjective acceleration clause as well as a Company elected arrangement which provided for automatic draws or pay downs on the credit facility on a daily basis after taking into account operating cash needs.

As of September 30, 2011 and 2010, the balance outstanding under the Company’s credit facility with U.S. Bank was $19,805 and $12,504, respectively. Interest expense on the borrowings for the years ended September 30, 2011 and 2010 was $436 and $358, respectively. Amounts in fiscal 2009 were insignificant. The weighted average interest rate for fiscal 2011 and 2010 was 2.34% and 2.67%, respectively. At September 30, 2011 and 2010 the applicable interest rate was 2.321% and 2.412% per annum, respectively.

11. Capital Stock

Landauer has two classes of capital stock, preferred and common, with a par value of $0.10 per share for each class. As of September 30, 2011 and 2010, there were 9,462,807 and 9,452,765 shares of common stock issued and outstanding (20,000,000 shares are authorized), respectively. There are no shares of preferred stock issued (1,000,000 shares are authorized). Cash dividends of $2.20 per common share were declared in fiscal 2011. As of September 30, 2011, there were accrued and unpaid dividends of $5,301. Landauer has reserved 500,000 shares of common stock under the Landauer, Inc. Incentive Compensation Plan approved by shareholders on February 7, 2008.

12. Employee Benefit Plans

Defined Contribution Plans

Landauer maintains a 401(k) savings plan covering substantially all U.S. full-time employees. Qualified contributions made by employees to the plan are partially matched by the Company. The 401(k) savings plan was amended effective April 1, 2009 to enhance the Company's matching contribution, along with certain other changes. Employees of the Company’s GPS subsidiary participate in a 401(k) savings plan which does not provide for an employer matching contribution.

In fiscal 2009, the Company adopted a new supplemental defined contribution plan for certain executives, which allows participating executives to make voluntary deferrals and provides for employer contributions at the discretion of the Company. The Company also amended the terms of the chief executive officer’s employment agreement to provide that a benefit of $1,324 be credited to his account in the plan to cancel his entitlement to additional benefits under the Company’s former supplemental executive retirement plan.

Amounts expensed for Company contributions under these plans during the fiscal years ended September 30, 2011, 2010 and 2009 were $695, $1,101 and $725, respectively. Distribution of the chief executive officer’s additional benefit of $1,324 was made during October 2010.

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

Pensions for international employees are generally provided under government sponsored programs funded by employment taxes. The Company’s subsidiaries in Europe maintain pension plans, in the amount of approximately $177, $184 and $134 as of September 30, 2011, 2010 and 2009, respectively, which have not been included in the following tables.

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

	Pension Benefits		Other Benefits
(Dollars in Thousands)	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$28,839	$26,126	$1,114	$1,150
Service cost	0	0	54	52
Interest cost	1,454	1,440	55	55
Actuarial loss (gain)	2,302	2,060	30	(102)
Benefits paid	(881)	(787)	(57)	(41)
Benefit obligation at end of year	31,714	28,839	1,196	1,114

Change in plan assets:
Fair value of plan assets at beginning of year	21,513	20,016	0	0
Actual return on plan assets	(408)	1,974	0	0
Employer contributions	316	310	57	41
Benefits paid	(881)	(787)	(57)	(41)
Fair value of plan assets at end of year	20,540	21,513	0	0

Funded status at end of year	$(11,174)	$(7,326)	$(1,196)	$(1,114)

	Pension Benefits		Other Benefits
(Dollars in Thousands)	2011	2010	2011	2010
Amounts recognized in consolidated balance sheets:
Current liabilities – accrued pension and postretirement costs	$(352)	$(289)	$(67)	$(54)
Noncurrent liabilities – pension and postretirement obligations	(10,822)	(7,037)	(1,129)	(1,060)
Net amount recognized	$(11,174)	$(7,326)	$(1,196)	$(1,114)

Amounts recognized in accumulated other comprehensive income (loss):
Net loss (gain)	$8,535	$4,548	$(26)	$(56)
Prior service cost (credit)	0	0	0	(111)
Net amount recognized in accumulated other comprehensive income (loss)	$8,535	$4,548	$(26)	$(167)

As of September 30, 2011 and 2010, the accumulated benefit obligation for all defined benefit pension plans was $31,714 and $28,839, respectively. Information for pension plans with an accumulated benefit obligation in excess of plan assets as of September 30 is set forth in the following table:

(Dollars in Thousands)	2011	2010
Projected benefit obligation	$31,714	$28,839
Accumulated benefit obligation	31,714	28,839
Fair value of plan assets	20,540	21,513

The components of net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
(Dollars in Thousands)	2011	2010	2009	2011	2010	2009
Service cost	$0	$0	$977	$54	$52	$40
Interest cost	1,454	1,440	1,412	55	55	71
Expected return on plan assets	(1,380)	(1,285)	(983)	0	0	0
Amortization of prior service cost (credit)	0	0	45	(111)	(111)	(111)
Recognized net actuarial loss	104	35	5	0	0	0
Curtailment loss	0	0	1,350	0	0	0
Settlement gain	0	0	(225)	0	0	0
Net periodic benefit cost	$178	$190	$2,581	$(2)	$(4)	$0

Other changes in plan assets and benefit obligations recognized in other comprehensive income, pre-tax, were as follows:

	Pension Benefits		Other Benefits
(Dollars in Thousands)	2011	2010	2011	2010
Net loss (gain)	$4,091	$1,371	$30	$(102)
Amortization of net gain	(104)	(35)	0	0
Amortization of prior service cost	0	0	111	111
Total recognized in other comprehensive income	$3,987	$1,336	$141	$9

Total recognized in net periodic benefit cost and other comprehensive income	$4,165	$1,526	$139	$5

The estimated pre-tax amount in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over the next fiscal year for pension benefits is a net loss of $303. No amounts are expected to be recognized for other benefits over the next fiscal year.

Assumptions

The weighted-average assumptions used to determine benefit obligations at September 30 were as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Discount rate	4.60%	5.08%	4.60%	5.08%
Rate of compensation increase	na	na	na	na

The weighted-average assumptions used to determine net periodic benefit cost for years ended September 30 were as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Discount rate	5.08%	5.59%	5.08%	5.59%
Expected long-term return on plan assets	6.50%	6.50%	6.50%	6.50%
Rate of compensation increase	na	na	na	na

The expected long-term rate of return of plan assets is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed and adjusted for historical and expected experience of the active portfolio management results compared to the benchmark returns and for the effect of expenses paid from plan assets. The Company reviews this long-term assumption on an annual basis.

Assumed health care cost trend rates at September 30 were:

	2011	2010
Health care cost trend rate assumed for next year	12%	12%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6%	6%
Year that the rate reaches the ultimate trend rate	2017	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of September 30, 2011.

(Dollars in Thousands)	1-Percentage-Point Increase	1-Percentage- Point Decrease
Effect on aggregate of service and interest cost	$8	$7
Effect on postretirement benefit obligation	$71	$64

Contributions

The Company, under IRS minimum funding standards, is not required to make contributions to its defined benefit pension plan during fiscal 2011.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in Thousands)	Pension Benefits	Other Benefits
2012	$1,002	$68
2013	1,059	47
2014	1,201	44
2015	1,256	31
2016	1,267	41
Years 2017-2021	8,483	162

Plan Assets

Landauer’s pension plan weighted-average asset allocations by asset category at September 30 were:

	Plan Assets at September 30,
Asset Category	2011	2010
Fixed income	60%	72%
Equity securities	37%	26%
Cash equivalents	3%	2%
Total	100%	100%

Plan assets for the qualified defined benefit pension plan include marketable equity securities, corporate and government debt securities, and cash and short-term investments. The plan assets are not directly invested in the Company’s common stock. The supplemental executive retirement plans and the directors’ retirement plan are not separately funded.

The plan’s investment strategy supports the objectives of the plan. These objectives are to maximize returns in order to meet long-term cash requirements within reasonable and prudent levels of risk. To achieve these objectives, the Company has established a strategic asset allocation policy which is to maintain approximately one half of plan assets in high quality fixed income securities such as investment grade bonds and short term government securities, with the other half containing large capitalization equity securities. The plan’s objective is to periodically rebalance its assets to approximate weighted-average target asset allocations. Investments are diversified across classes and within each class to minimize the risk of large losses.

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

Level 3: Significant unobservable inputs that reflect the Plan’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

In some cases, a valuation technique used to measure fair value may include inputs from multiple levels of the fair value hierarchy. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

Plan assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2011 Using
(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Money market accounts	$178	$0	$0
Debt securities:
Corporate bonds	0	4,545	0
Government bonds	0	173	0
Registered investment companies	7,631	0	0
Equity securities:
Domestic	5,868	0	0
International	2,145	0	0
Total assets at fair value	$15,822	$4,718	$0

13. Commitments and Contingencies

The Company is a party to a variety of legal proceedings that arise in the ordinary course of its business. While the results of these legal proceedings cannot be predicted with certainty, the Company regularly reviews legal matters and records provisions for claims that it can estimate and are considered probable of loss. As of September 30, 2011, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

14. Stock-Based Compensation

The Company maintains stock-based compensation awards for key employees and/or non-employee directors under four plans: (i) the Landauer, Inc. 1996 Equity Plan, as amended and restated through November 8, 2001; (ii) the Landauer, Inc. 1997 Non-Employee Director's Stock Option Plan, as amended and restated through November 8, 2001; (iii) the Landauer, Inc. 2005 Long-Term Incentive Plan; and (iv) the Landauer, Inc. Incentive Compensation Plan (the “IC Plan”) which was approved by shareholders in February 2008. For future grants, the IC Plan replaced the previous three plans. The Company reserved 500,000 shares of its common stock for grant under the IC Plan, and shares reserved for award and unused under the previous three plans were cancelled. The Plans provide for grants of options to purchase the Company’s common stock, restricted stock, restricted stock units, performance shares and units, and stock appreciation rights. Shares issued upon settlement of stock-based compensation awards are issued from the Company’s authorized, unissued stock.

Restricted Share Awards

Restricted share awards consist of performance shares and time vested restricted stock. Expense related to performance shares and restricted stock is recognized ratably over the vesting period. Restricted stock issued to eligible employees and directors under the Plans vests, to date, over a period from 6 months to 5 years, and performance shares contingently vest over various periods, depending on the nature of the performance goal. Restricted share transactions during fiscal 2011 were as follows:

	Number of Restricted Share Awards (in Thousands)	Weighted-Average Fair Value
Outstanding at October 1, 2010	121	$60.81
Granted	44	62.17
Vested	(27)	59.31
Forfeited	(52)	61.40
Outstanding at September 30, 2011	86	$61.61

As of September 30, 2011, unrecognized compensation expense related to restricted share awards totaled $3,551 and is expected to be recognized over a weighted average period of 1.38 years. The total fair value of shares vested during fiscal 2011, 2010 and 2009 was $1,623, $199 and $2,442, respectively.

Stock Options

Expense related to stock options issued to eligible employees and directors under the Plans is recognized ratably over the vesting period. Stock options generally vest over a period of 0 to 4 years and have 10-year contractual terms. A summary of stock option activity during fiscal 2011 is presented below:

	Number of Options (in Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at October 1, 2010	93	$45.10
Exercised	(3)	41.52
Outstanding at September 30, 2011	90	$45.23	3.2	$389
Exercisable at September 30, 2011	90	$45.23	3.2	$389

As of September 30, 2011, all outstanding stock options were vested and compensation expense related to stock options was recognized. The Company has not granted stock options subsequent to fiscal 2005. The intrinsic value of options exercised totaled $73, $1,062 and $401 during fiscal 2011, 2010 and 2009, respectively. The total income tax benefit recognized in the consolidated statements of income related to the exercise of stock options was $27, $388 and $145 during fiscal 2011, 2010 and 2009, respectively.

15. Geographic Information

The Company provides its services primarily to customers in the United States, as well as to customers in other geographic markets. The Company does not have any significant long-lived assets in foreign countries. The following table shows the geographical distribution of revenues for the fiscal years ended September 30:

(Dollars in Thousands)	2011	2010	2009
Domestic	$90,897	$88,409	$74,065
Europe	20,472	18,311	13,743
Other countries	9,089	7,647	6,019
Consolidated revenues	$120,458	$114,367	$93,827

Revenues of Nagase-Landauer, Ltd., the Company’s joint venture in Japan, are not consolidated and are not included in the above table. Revenues of Nagase-Landauer, Ltd. for fiscal 2011, 2010 and 2009 were $26,663, $22,513 and $20,886, respectively. Additional information on Nagase-Landauer, Ltd. is contained under the footnote “Equity in Joint Venture” of this Annual Report on Form 10-K.

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

The following tables summarize financial information for each reportable segment for the years ended September 30:

	2011
(Dollars in Thousands)	Radiation Monitoring	Medical Physics	Consolidated
Revenues	$99,868	$20,590	$120,458
Operating income (loss)	35,373	(490)	34,883
Depreciation and amortization	7,032	959	7,991
Capital expenditures for property, plant & equipment	12,309	614	12,923

	2010
(Dollars in Thousands)	Radiation Monitoring	Medical Physics	Consolidated
Revenues	$100,334	$14,033	$114,367
Operating income (loss)	35,563	(926)	34,637
Depreciation and amortization	6,063	618	6,681
Capital expenditures for property, plant & equipment	15,518	460	15,978

	2009
(Dollars in Thousands)	Radiation Monitoring	Medical Physics	Consolidated
Revenues	$93,827	$0	$93,827
Operating income (loss)	32,518	0	32,518
Depreciation and amortization	5,845	0	5,845
Capital expenditures for property, plant & equipment	9,126	0	9,126

(Dollars in Thousands)	2011	2010
Segment assets:
Radiation Monitoring	$136,950	$121,908
Medical Physics	31,706	28,788
Total assets	$168,656	$150,696

17. Subsequent Events

Business Combination

On November 14, 2011, Landauer acquired all of the outstanding equity interests of IZI Medical Products, LLC (“IZI”), a leading provider of high quality medical consumable accessories used in radiology, radiation therapy, and image guided surgery procedures, for a purchase price of $93,000 in cash. A portion of the purchase price was applied to repay the outstanding indebtedness of IZI and certain unpaid expenses incurred by IZI and other disclosed parties in connection with the transaction. Landauer also deposited $9,300 of the purchase price into an escrow account, which will be held for a period of 14 months and applied to the settlement of the IZI seller’s indemnification obligations, if any, in connection with the transaction.

Given the timing of the acquisition and the terms of the purchase agreement, the Company has not received substantial documentation pertinent to accounting for the transaction. It is impracticable for the Company to disclose the assets and liabilities and pro forma information for the acquisition at this time. The initial accounting will be completed in the first quarter of fiscal 2012. The Company expects that a significant portion of the purchase price of $93,000 will be allocated to goodwill, along with the recognition of intangible assets, including, but not limited to, patents and customer lists.

Termination of Credit Facility

In connection with the acquisition of IZI, Landauer terminated the loan agreement, dated as of October 5, 2007, between Landauer and U.S. Bank, as amended on June 17, 2009, February 12, 2010 and October 31, 2010. This credit facility provided for a total unsecured commitment of $50,000 scheduled to mature on October 31, 2013. No early termination penalties were incurred by Landauer in connection with the termination of the credit agreement. The credit facility with U.S. Bank National Association was replaced by the new credit facility with BMO Harris.

New Credit Facility

On November 14, 2011, Landauer entered into a five-year revolving credit agreement with BMO Harris Bank N.A. (“BMO Harris”) as administrative agent, the lenders party thereto (collectively, the “Lenders”) and PNC Bank, National Association as syndication agent (“PNC Bank”), pursuant to which, the Company has been provided a senior secured reducing revolving credit facility of up to $175,000 plus an additional $25,000 post-closing accordion feature. Landauer borrowed $132,887 under the new credit facility to finance the IZI acquisition, to refinance existing indebtedness and to fund certain fees and expenses associated with the closing of the new credit facility.

The credit facility will mature on November 14, 2016, and will be secured by a first-priority perfected security interest in substantially all of the tangible and intangible assets of Landauer and its existing and future material domestic subsidiaries, including a pledge of 100% of the stock of each domestic subsidiary and a pledge of 66% of the stock of each first-tier foreign subsidiary.

Borrowings under the credit facility will bear interest, at Landauer’s option, at a rate equal to either (a) the rate per annum for deposits in U.S. Dollars as reflected on the Reuters Screen LIBOR01 as of 11:00 a.m. (London, England time) for the interest period relevant to such borrowing (adjusted for any statutory reserve requirements for Eurocurrency liabilities) plus the applicable margin (the “LIBO Rate”) or (b) the greatest of (i) the federal funds rate for the borrowing day plus 0.5%, (ii) the prime rate in effect on the borrowing day and (iii) the LIBO Rate for deposits in dollars for a one month interest period on the borrowing day plus 1.0%, plus the applicable margin.

Loans under the credit facility may be prepaid at any time without penalty with same-day written notice, subject to, in the case of loans bearing interest on the LIBO Rate, payment of customary breakage costs for prepayments made prior to the last day of the applicable interest period.

The new credit agreement includes customary covenants for facilities of this type, including limitations on indebtedness, liens, investments and acquisitions, loans and advances, mergers and consolidations, sales of assets, and dividends, stock repurchases and other restricted payments.

In addition, the new credit agreement requires that Landauer maintain a minimum net worth at all times of $65,000, maintain a maximum leverage ratio ranging between 3.00 to 1.00 and 2.50 to 1.00 as applicable for each fiscal quarter and maintain a minimum fixed charge coverage ratio ranging between 1.15 to 1.00 and 1.35 to 1.00 as applicable for each fiscal quarter.

The new credit agreement also includes customary events of default, including but not limited to failure to pay any principal when due or any interest, fees or other amounts within three business days when due, default under any covenant or any agreement in any loan document, cross-default with other debt agreements, bankruptcy and change of control.

Report of Independent Registered Public Accounting Firm

To Stockholders and Board of Directors of Landauer, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Landauer, Inc. and its subsidiaries at September 30, 2011 and September 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Chicago, IL

December 13, 2011

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Interim Chief Financial Officer (“Interim CFO”) (the Company’s principal executive officer and interim principal financial officer, respectively), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s CEO and Interim CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2011 were effective.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company's internal control over financial reporting was effective as of September 30, 2011. The effectiveness of the Company's internal control over financial reporting as of September 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

The Company extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include acquisitions as of September 30, 2011. There have been no other changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information pursuant to this Item relating to the directors of the Company, contained under the headings “Election of Directors”, “Beneficial Ownership of Common Stock”, and “Process for Nominating Directors” in the Proxy Statement, is incorporated herein by reference. Information pursuant to this Item relating to the officers of the Company, contained under the heading “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K, is incorporated herein by reference.

Disclosure pursuant to this Item regarding Section 16(a) reporting compliance, contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, is incorporated herein by reference. Information pursuant to this Item relating to the Company’s Audit Committee and the Company’s code of ethics, contained under the heading “Board of Directors and Committees” in the Proxy Statement, is incorporated herein by reference.

Item 11. Executive Compensation

Except for the information relating to Item 13 hereof, the information contained under the headings “Executive Compensation” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

               and Related Stockholder Matters

The information contained under the headings “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except for the information relating to Item 11 hereof, the information contained under the headings “Election of Directors” and “Independence of Directors” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained under the heading “Fees Billed by Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements – The financial statements of Landauer listed under Item 8 herein.
(2)	Financial Statement Schedules – None.
(3)	Exhibits – The following exhibits:

(3)(a)	Certificate of Incorporation of the Registrant, as amended through February 4, 1993, is incorporated by reference to Exhibit (3)(a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993
(3)(b)	By-laws of the Registrant, as amended and restated effective February 5, 2009, are incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated February 5, 2009.
(4)(a)	Specimen common stock certificate of the Registrant incorporated by reference to Exhibit (4)(a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1997.
(10)(a)	The Landauer, Inc. 1996 Equity Plan, as amended and restated through November 8, 2001, is incorporated by reference to Exhibit (10)(a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2002.
(10)(b)	Amendment No. 1 to the Landauer, Inc. 1996 Equity Plan, as amended and restated through November 8, 2001, is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(10)(c)	Liability Assumption and Sharing Agreement among Tech/Ops, Inc., Tech/Ops Sevcon, Inc., and the Registrant is incorporated by reference to Exhibit (10)(d) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
(10)(d)	Form of Indemnification Agreement between the Registrant and each of its directors is incorporated by reference to Exhibit (10)(e) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
(10)(e)	Landauer, Inc. Directors’ Retirement Plan dated March 21, 1990 is incorporated by reference to Exhibit (10)(f) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
(10)(f)	Form of Supplemental Key Executive Retirement Plan of Landauer, Inc., as amended and restated effective October 1, 2003, is incorporated by reference to Exhibit (10)(e) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
(10)(g)	The Landauer, Inc. Incentive Compensation Plan for Executive Officers is incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2000.
(10)(h)	The Landauer, Inc. 1997 Non-Employee Director’s Stock Option Plan, as amended and restated through November 8, 2001, is incorporated by reference to Exhibit (10)(g) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
(10)(i)	Amendment No. 1 to the Landauer, Inc. 1997 Non-Employee Director’s Stock Option Plan, as amended and restated through November 8, 2001, is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(10)(j)	Employment agreement dated February 29, 1996 between the Registrant and R. Craig Yoder is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1998.
(10)(k)	The Landauer, Inc. Executive Special Severance Plan as amended and restated on November 12, 2009 as attached hereto as Exhibit (10)(k).
67

(10)(l)	Form of stock option award pursuant to the Landauer, Inc. 1996 Equity Plan, as amended and restated through November 8, 2001, is incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2004.
(10)(m)	The Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit (10)(m) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
(10)(n)	Amendment No. 1 to the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(10)(o)	Form of stock option award pursuant to the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit (10)(n) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
(10)(p)	Form of director’s restricted share award pursuant to the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit (10)(o) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
(10)(q)	Form of key employee restricted share award pursuant to the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit (10)(p) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
(10)(r)	Employment agreement dated September 28, 2005 between the Registrant and William E. Saxelby is incorporated by reference to Exhibit (10)(q) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
(10)(s)	Amendment to Employment Agreement dated May 2, 2006 between the Registrant and R. Craig Yoder is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(10)(t)	Employment agreement dated September 8, 2006 between the Registrant and Jonathon M. Singer is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 8, 2006.
(10)(u)	Form of Performance Stock Grant under the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 16, 2006.
(10)(v)	Form of Restricted Stock Award under the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated March 19, 2007.
(10)(w)	Form of Performance Stock Award under the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit (10)(w) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
(10)(x)	Form of Restricted Stock Award under the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit (10)(x) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
(10)(y)	The Landauer, Inc. Incentive Compensation Plan is incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders dated January 4, 2008.
(10)(z)	Form of Restricted Stock Award under the Landauer, Inc. Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 7, 2008.
(10)(aa)	Form of Performance Stock Award under the Landauer, Inc. Incentive Compensation Plan is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated February 7, 2008.
(10)(ab)	Amendment dated as of May 1, 2009 to the Employment Agreement between the Registrant and William E. Saxelby is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 1, 2009.
68

(10)(ac)	Credit Agreement, dated as of November 14, 2011, among Landauer, Inc., BMO Harris Bank N.A., as administrative agent, the lenders party thereto and PNC Bank, National Association as syndication agent is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 17, 2011.

(21)	Subsidiaries of the registrant are:

Gammadata Mätteknik AB (100%)

Uppsala, Sweden

Global Physics Solutions, Inc. (100%)

Glenwood, Illinois

HomeBuyer’s Preferred, Inc. (100%)

Glenwood, Illinois

IZI Medical Products, LLC (100%)

Baltimore, Maryland

Landauer-Europe, Ltd. and subsidiary (100%)

Paris, France

Oxford, United Kingdom

Landauer Persondosimetri AB (100%)

Solna, Sweden

SAPRA-Landauer, Ltda. (75%)

São Carlos – SP, Brazil

Beijing-Landauer, Ltd. (70%)

Beijing, P.R. China

ALSA Dosimetria, S. de R.L. de C.V. (56.25%)

Mexico City, Mexico

Landauer Australasia Pty Ltd. (51%)

Sydney, Australia

Epsilon Landauer Dozimetri Teknolojileri Sanayi ve Ticaret A.S. (50%)

Istanbul, Turkey

Nagase-Landauer, Ltd. (50%)

Tokyo, Japan

31.1	Certification of William E. Saxelby, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
31.2	Certification of Michael T. Leatherman, Interim Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
32.1	Certification of William E. Saxelby, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.
32.2	Certification of Michael T. Leatherman, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

Exhibits 10(a), 10(b), 10(e), 10(f), 10(g), 10(h), 10(i), 10(j), 10(k), 10(l), 10(m), 10(n), 10(o), 10(p), 10(q), 10(r), 10(s), 10(t), 10(u), 10(v), 10(w), 10(x), 10(y), 10(z), 10(aa), and 10(ab) listed above are management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

69

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDAUER, INC.

/s/ William E. Saxelby	December 13, 2011
William E. Saxelby
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William E. Saxelby	President, Chief Executive Officer and Director	December 13, 2011
William E. Saxelby	(Principal Executive Officer)

/s/ Michael T. Leatherman	Interim Chief Financial Officer and Director	December 13, 2011
Michael T. Leatherman	(Interim Principal Financial and Accounting Officer)

/s/ Robert J. Cronin	Director	December 13, 2011
Robert J. Cronin

/s/ William G. Dempsey	Director	December 13, 2011
William G. Dempsey

/s/ David E. Meador	Director	December 13, 2011
David E. Meador

/s/ Stephen C. Mitchell	Director	December 13, 2011
Stephen C. Mitchell

/s/ Thomas M. White	Director	December 13, 2011
Thomas M. White

70

Quarterly Financial Data (Unaudited)

(Amounts in Thousands, Except per Share)			First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net revenues	2011		$28,438	$32,327	$29,158	$30,535	$120,458
	2010		$27,234	$31,806	$26,255	$29,072	$114,367

Gross profit	2011		$17,355	$20,723	$17,081	$17,789	$72,948
	2010		$17,078	$19,987	$16,067	$16,757	$69,889

Operating income (1, 2)	2011		$8,127	$11,880	$7,832	$7,044	$34,883
	2010		$7,757	$11,436	$7,959	$7,485	$34,637

Net income	2011		$5,819	$7,997	$5,536	$5,186	$24,538
	2010		$5,127	$7,811	$6,180	$4,556	$23,674

Diluted net income per share (1, 2)	2011		$0.62	$0.85	$0.59	$0.54	$2.58
	2010		$0.55	$0.83	$0.66	$0.48	$2.52

Cash dividends per share	2011		$0.5500	$0.5500	$0.5500	$0.5500	$2.20
	2010		$0.5375	$0.5375	$0.5375	$0.5375	$2.15

Common stock price per share	2011	high	$69.21	$69.48	$64.18	$63.71	$69.48
		low	$59.36	$56.22	$55.00	$44.03	$44.03
	2010	high	$64.50	$67.29	$71.71	$65.66	$71.71
		low	$50.26	$54.99	$55.84	$54.40	$50.26
Weighted average diluted share outstanding
	2011		9,365	9,377	9,386	9,477	9,477
	2010		9,311	9,353	9,365	9,371	9,349

(1)     Includes acquisition and reorganization costs, in connection with the Company’s acquisitions during the first and third fiscal quarters, of $2,028, reducing net income by $1,607 (after income tax benefit of $421) or $0.17 per diluted share in fiscal 2010.

(2)     Includes acquisition and reorganization costs, in connection with the Company’s acquisitions of $1,489, reducing net income by $982 (after income tax benefit of $507) or $0.10 per diluted share in fiscal 2011.

71