Form 10-Q
period 2011-12-31
LANDAUER INC
filed 2012-02-08
CIK 825410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Yes ☐   No ☒

Number of shares of Common Stock, $.10 par value, outstanding at January 30, 2012: 9,439,426.

1

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in Thousands)	December 31, 2011	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$23,389	$7,914
Receivables, net of allowances of $842 and $794, respectively	28,924	25,516
Inventories	8,533	8,286
Prepaid income taxes	3,092	4,921
Prepaid expenses and other current assets	4,494	4,005
Current assets	68,432	50,642
Property, plant and equipment, at cost	101,259	96,798
Accumulated depreciation	(50,360)	(49,157)
Net property, plant and equipment	50,899	47,641
Equity in joint ventures	10,052	10,699
Goodwill	106,585	39,962
Intangible assets, net of accumulated amortization of $7,509 and $7,355, respectively	40,034	10,908
Dosimetry devices, net of accumulated depreciation of $10,051 and $9,728, respectively	5,552	5,618
Other assets	5,620	3,186
Assets	$287,174	$168,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,087	$5,457
Dividends payable	5,279	5,301
Deferred contract revenue	15,621	14,713
Short-term debt	0	19,805
Accrued compensation and related costs	4,625	5,607
Other accrued expenses	7,653	7,066
Current liabilities	42 ,265	57,949
Non-current liabilities:
Long-term debt	132,887	0
Pension and postretirement obligations	14,400	14,202
Deferred income taxes	14,121	12,805
Other non-current liabilities	1,279	1,292
Non-current liabilities	162,687	28,299
Stockholders’ equity:
Preferred stock, $.10 par value per share, authorized 1,000,000 shares; none issued	0	0
Common stock, $.10 par value per share, authorized 20,000,000 shares; 9,514,414 and 9,462,807 shares issued and outstanding at December 31, 2011 and September 30, 2011, respectively	950	946
Additional paid in capital	34,542	33,791
Accumulated other comprehensive loss	(3,722)	(3,129)
Retained earnings	49,456	49,724
Landauer, Inc. stockholders’ equity	81,226	81,332
Noncontrolling interest	996	1,076
Stockholders’ equity	82,222	82,408
Liabilities and Stockholders’ Equity	$287,174	$168,656

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended December 31,
(Dollars in Thousands, Except per Share)	2011	2010
Net revenues	$36,669	$28,438

Costs and expenses:
Cost of sales	14,906	11,083
Selling, general and administrative	12,361	9,131
Acquisition and reorganization costs	1,849	97
Costs and expenses	29,116	20,311

Operating income	7,553	8,127
Equity in income of joint ventures	804	511
Interest expense, net	(590)	(9)
Other income, net	59	101

Income before taxes	7,826	8,730
Income taxes	2,742	2,737

Net income	5,084	5,993
Less: Net income attributed to noncontrolling interest	159	174

Net income attributed to Landauer, Inc.	$4,925	$5,819

Net income per share attributable to Landauer, Inc. shareholders:
Basic	$0.52	$0.62
Weighted average basic shares outstanding	9,348	9,319

Diluted	$0.52	$0.62
Weighted average diluted shares outstanding	9,385	9,365

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Unaudited)

	Landauer, Inc. Stockholders’ Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Addi- tional Paid in Capital	Accumu- lated Other Compre- hensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total Stock- holders’ Equity	Compre- hensive Income (Loss)
Balance September 30, 2011	9,462,807	$946	$33,791	$(3,129)	$49,724	$1,076	$82,408
Stock-based compensation arrangements	51,607	4	751	0	0	0	755
Dividends	0	0	0	0	(5,193)	(214)	(5,407)
Net income	0	0	0	0	4,925	159	5,084	$5,084
Foreign currency translation adjustment	0	0	0	(672)	0	(25)	(697)	(697)
Defined benefit pension and postretirement plans activity	0	0	0	79	0	0	79	79
Comprehensive Income								$4,466
Balance December 31, 2011	9,514,414	$950	$34,542	$(3,722)	$49,456	$996	$82,222

	Landauer, Inc. Stockholders’ Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Addi- tional Paid in Capital	Accumu- lated Other Compre- hensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total Stock- holders’ Equity	Compre- hensive Income (Loss)
Balance September 30, 2010	9,452,765	$945	$32,688	$(783)	$45,940	$913	$79,703
Stock-based compensation arrangements	28,278	3	519	0	0	0	522
Dividends	0	0	0	0	(5,170)	(241)	(5,411)
Net income	0	0	0	0	5,819	174	5,993	$5,993
Foreign currency translation adjustment	0	0	0	231	0	12	243	243
Defined benefit pension and postretirement plans activity	0	0	0	(2)	0	0	(2)	(2)
Comprehensive Income								$6,234
Balance December 31, 2010	9,481,043	$948	$33,207	$(554)	$46,589	$858	$81,048

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
(Dollars in Thousands)	2011	2010
Cash flows from operating activities:
Net income	$ 5,084	$ 5,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,356	1,798
Equity in net income of joint ventures	(943)	(511)
Dividends from joint ventures	1,393	911
Stock-based compensation and related net tax benefits	895	429
Current and long-term deferred taxes, net	1,547	(102)
(Increase) decrease in accounts receivable, net	(1,399)	920
Decrease in prepaid taxes	1,830	4,394
Other operating assets, net	(1,832)	(1,316)
Increase (decrease) in accounts payable and other accrued liabilities	546	(3,954)
Increase (decrease) in deferred contract revenue	928	(31)
Other operating liabilities, net	103	417
Net cash provided by operating activities	10,508	8,948

Cash flows used by investing activities:
Acquisition of property, plant and equipment	(3,839)	(2,767)
Acquisition of joint ventures and businesses, net of cash acquired	(98,297)	(245)
Purchase of investment securities	(437)	(1,761)
Other investing activities, net	35	0
Net cash used by investing activities	(102,538)	(4,773)

Cash flows provided (used) by financing activities:
Net borrowings on revolving credit facility	(19,805)	2,485
Long-term borrowings - loan	132,887	0
Dividends paid to stockholders	(5,215)	(5,052)
Dividends paid to noncontrolling interest	(214)	(241)
Proceeds from the exercise of stock options	0	91
Excess tax benefit from stock-based compensation arrangements	1	20
Net cash provided (used) by financing activities	107,654	(2,697)

Effects of foreign currency translation	(149)	49

Net increase in cash and cash equivalents	15,475	1,527
Opening balance - cash and cash equivalents	7,914	7,659
Ending balance - cash and cash equivalents	$ 23,389	$ 9,186

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2011

(Dollars in thousands)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or “the Company”), including businesses acquired and investments in joint ventures as of the effective date of the transactions.

The results of operations for the three month periods ended December 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full fiscal year. The September 30, 2011 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair statement of such financial statements. Certain reclassifications have been made in the financial statements for comparative purposes. These reclassifications have no effect on the results of operations or financial position of the Company.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 and other financial information filed with the Securities and Exchange Commission (the “SEC”).

The accounting policies followed by the Company are set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. There have been no changes to the accounting policies for the three month period ended December 31, 2011.

(2) Business Combinations

Acquisition of IZI Medical Products, LLC

On November 14, 2011, Landauer acquired all of the outstanding equity interests of IZI Medical Products, LLC (“IZI”), a leading provider of high quality medical consumable accessories used in radiology, radiation therapy, and image guided surgery procedures, for $93,000 plus working capital and the assumption of liabilities. The Company completed the acquisition of IZI as a platform to expand into the radiation oncology, radiology, and image guided surgery end markets. The operating results of IZI are reported in the Medical Products reporting segment.

A portion of the purchase price, in the amount of $26,941, was applied to repay the outstanding indebtedness of IZI and certain unpaid expenses incurred by IZI and other disclosed parties in connection with the transaction. Landauer also deposited $9,300 of the purchase price into an escrow account, which will be held until January 2013 and applied to the settlement of the IZI seller’s indemnification obligations, if any, in connection with the transaction. The Company funded the acquisition through borrowings under the new credit agreement with a syndicate of lenders led by BMO Harris and PNC Bank.

The following table summarizes the $94,283 of consideration transferred to acquire IZI and the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition.

Current assets	$4,587
Property, plant and equipment	763
Intangible assets	27,000
Goodwill	64,069
Non-current deferred taxes, net	212
Other non-current assets	24
Current liabilities	(2,196)
Other long-term liabilities	(176)
Total assets acquired and liabilities assumed	$94,283

The excess of the consideration transferred over the fair value of the net tangible and intangible assets acquired resulted in goodwill of $64,069, which is attributable primarily to the earnings power of the future products and services expected to be produced by IZI, new customer expansion opportunities in adjacent markets that are expected to result from the business combination with Landauer, and the potential to acquire or merge with other businesses. The goodwill has been assigned to the Medical Products reporting segment. The Company will deduct $64,641 for income tax purposes and will be amortized over 15 years. The Company acquired trademarks and tradenames in the amount of $2,000 which have indefinite lives, patents in the amount of $2,000 which are being amortized over 7 years, and $23,000 of customer relationships which are being amortized over 15 years. The trademarks and tradenames, patents and customer relationships have the same value for tax purposes and will all be amortized over 15 years.

IZI’s revenues of $2,191 and net income of $233 were recognized in the Company’s consolidated financial statements for the period from November 14, 2011 to December 31, 2011.

Unaudited Proforma Results

The following unaudited proforma summary presents Landauer’s consolidated information as if IZI had been acquired on October 1, 2010.

	Three months ended December 31,
	2011	2010
Proforma revenues	$38,927	$33,162
Proforma net income attributed to Landauer, Inc.	5,059	5,293

The proforma results include adjustments to IZI’s accounting policies to align with those of Landauer. Certain other adjustments to IZI’s results, together with the consequential tax effects, include: customer freight expense netted against customer freight revenues; increased costs to reflect the impact of the increase, upon acquisition, in finished goods fair value; additional amortization for intangible assets; elimination of management fees charged by IZI’s former majority shareholder; and elimination of IZI’s interest expense related to its pre-existing debt agreements. The proforma adjustments also reflect: additional interest expense incurred in connection with debt financing of the acquisition compared to interest expense under its pre-existing debt agreements; amortization of debt issuance and administration costs; and the income tax impact of these adjustments. The unaudited proforma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of the beginning of the period presented.

    Other Acquisitions

During the first three months of fiscal 2012, the Company completed the acquisition of a therapy physics practice in North Carolina, which was not material to the Company’s consolidated financial statements. During the first three months of fiscal 2011, the Company established an unconsolidated joint venture in Turkey, which was not material to the Company’s consolidated financial statements.

(3) Acquisition and Reorganization Costs

Acquisition and reorganization costs for the three months ended December 31, 2011 and 2010 were $1,849 and $97, respectively. Such expenses were primarily for professional fees with accounting, financial, legal and tax advisors to support the due diligence, transaction structure and accounting for acquisitions, as well as costs in the pursuit of acquisitions that may not be consummated. In fiscal 2012, such expenses primarily supported the acquisition of IZI as described under the footnote “Business Combinations.” In fiscal 2011, such expenses were related to the establishment of an unconsolidated joint venture in Turkey.

(4) Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by reportable segment, for the three months ended December 31, 2011 were as follows:

	Radiation Monitoring	Medical Physics	Medical Products	Total
Goodwill at September 30, 2011	$20,225	$19,737	$0	$39,962
Increase related to acquisitions	0	2,874	64,069	66,943
Effects of foreign currency	(320)	0	0	(320)
Goodwill at December 31, 2011	$19,905	$22,611	$64,069	$106,585

Other intangible assets consisted of the following:

	December 31, 2011		September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists	$40,885	$6,574	$15,645	$6,467
Trademarks and tradenames	3,024	0	1,024	0
Licenses and patents	3,057	378	1,017	331
Other intangibles	577	557	577	557
Intangible assets	$47,543	$7,509	$18,263	$7,355

No impairment of goodwill or other intangible assets was recorded as of December 31, 2011.

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

As of December 31, 2011, the Company’s financial assets measured and recorded at fair value on a recurring basis were comprised of investments in trading securities, which are reported in other long-term assets. The investments are held in a Rabbi trust for benefits under the Company’s deferred compensation plan. Under the plan, participants designate investment options to serve as the basis for measurement of the notional value of their accounts. The investments include a money market fund and mutual funds that are publicly traded. The fair values of the shares or underlying securities of these funds are based on quoted market prices and, therefore, are categorized as Level 1 in the fair value hierarchy.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash equivalents	$42	$0	$0
Mutual funds	2,173	0	0
Total financial assets at fair value	$2,215	$0	$0

(6) Income Taxes

The effective tax rate was 35.0% and 31.4% for the first fiscal quarters of 2012 and 2011, respectively. The increase in effective tax rate was due primarily to an increase in the blended state tax rate as a result of acquisitions and the expiration of the R&D tax credit as of December 31, 2011. In the prior year, the effective tax rate was lower due to the enactment of the R&D credit for calendar year 2010 in the first fiscal quarter of 2011.

As of December 31, 2011, the Company's U.S. income tax returns for fiscal 2008 and subsequent years remained subject to examination by the Internal Revenue Service (“IRS”). The Company is not currently under any income tax audit by the IRS, state or foreign jurisdictions. State income tax returns generally have statute of limitations for periods between three and four years from the date of filing. The Company’s foreign operations have statute of limitations on the examination of tax returns for periods between two and six years.

The Company’s uncertain tax reserves are reviewed periodically and are adjusted as events occur that affect the estimated liability for additional taxes, such as the lapsing of applicable statute of limitations, the conclusion of tax audits and the measurement of additional tax. During the first quarter of fiscal 2012, the Company recognized a tax benefit of $17 due to the settlement of an audit. The amount of unrecognized tax benefits and the related interest and penalties as of December 31, 2011 was $721. The amount of unrecognized tax benefits and the related interest and penalties expected to reverse within the next 12 months is estimated to be approximately $160 to $180.

(7) Cash Dividends

On November 14, 2011, the Company declared a regular quarterly cash dividend in the amount of $0.55 per share for the first quarter of fiscal 2012. The dividends were funded on January 4, 2012 and were paid to shareholders of record as of December 9, 2011. Regular quarterly cash dividends of $0.55 per share, or $2.20 annually, were declared during fiscal 2011.

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

	December 31, 2011	September 30, 2011
Foreign currency translation adjustments	$1,614	$2,286
Defined benefit pension and postretirement plans activity	(5,336)	(5,415)
Total accumulated other comprehensive loss	$(3,722)	$(3,129)

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

The Company’s time vested restricted stock, which is a participating security, is included in the computation of earnings per share pursuant to the two-class method. Undistributed net income allocated to unvested restricted stock was not material for the three month periods ended December 31, 2011 and 2010. The following table sets forth the computation of net income per share:

	Three Months Ended December 31,
	2011	2010
Basic Net Income per Share:
Net income attributed to Landauer, Inc.	$4,925	$5,819
Less: Income allocated to unvested restricted stock	32	30
Net income available to common stockholders	$4,893	$5,789
Basic weighted averages shares outstanding	9,348	9,319
Net income per share – Basic	$0.52	$0.62

Diluted Net Income per Share:
Net income attributed to Landauer, Inc.	$4,925	$5,819
Less: Income allocated to unvested restricted stock	32	30
Net income available to common stockholders	$4,893	$5,789
Basic weighted averages shares outstanding	9,348	9,319
Effect of dilutive securities	37	46
Diluted weighted averages shares outstanding	9,385	9,365
Net income per share – Diluted	$0.52	$0.62

(10) Credit Facility

In fiscal 2010, the Company borrowed $18,000 under its credit agreement with U.S. Bank (“old credit agreement”), originally dated October 5, 2007. As of September 30, 2011, the debt was classified as a current liability as the old credit agreement contained a subjective acceleration clause as well as a Company elected arrangement which provided for automatic draws or pay downs on the credit facility on a daily basis after taking into account operating cash needs. As of September 30, 2011, the Company had borrowings of $19,805 outstanding under the old credit agreement. In connection with its acquisition of IZI in November 2011, the Company terminated the old credit agreement.

On November 14, 2011, Landauer entered into a five-year syndicated revolving credit agreement with a group of lenders, pursuant to which, the Company has been provided a senior secured reducing revolving credit facility (“new credit agreement”) of up to $175,000 plus the ability to increase the line by an additional $25,000. Landauer borrowed $132,887 under the new credit agreement to finance the IZI acquisition, to refinance existing indebtedness and to fund certain fees and expenses associated with the closing of the new credit facility. The new credit agreement will mature on November 14, 2016, and will be secured by a first-priority perfected security interest in substantially all of the tangible and intangible assets of Landauer and its existing and future material domestic subsidiaries, including a pledge of 100% of the stock of each domestic subsidiary and a pledge of 66% of the stock of each first-tier foreign subsidiary.

Borrowings under the new credit agreement will bear interest, at Landauer’s option, at a rate equal to either (a) the rate per annum for deposits in U.S. Dollars as reflected on the Reuters Screen LIBOR01 as of 11:00 a.m. (London, England time) for the interest period relevant to such borrowing (adjusted for any statutory reserve requirements for Eurocurrency liabilities) plus the applicable margin (the “LIBO Rate”) or (b) the greatest of (i) the federal funds rate for the borrowing day plus 0.5%, (ii) the prime rate in effect on the borrowing day and (iii) the LIBO Rate for deposits in dollars for a one month interest period on the borrowing day plus 1.0%, plus the applicable margin. Loans under the new credit agreement may be prepaid at any time without penalty with same-day written notice, subject to, in the case of loans bearing interest on the LIBO Rate, payment of customary breakage costs for prepayments made prior to the last day of the applicable interest period.

The new credit agreement includes limitations on indebtedness, liens, investments and acquisitions, loans and advances, mergers and consolidations, sales of assets, dividends, stock repurchases and other restricted payments. In addition, the new credit agreement requires that Landauer maintain a minimum net worth at all times of $65,000, maintain a maximum leverage ratio ranging between 3.00 to 1.00 and 2.50 to 1.00 as applicable for each fiscal quarter and maintain a minimum fixed charge coverage ratio ranging between 1.15 to 1.00 and 1.35 to 1.00, as applicable for each fiscal quarter. The new credit agreement also includes customary events of default, including but not limited to failure to pay any principal when due or any interest, fees or other amounts within three business days when due, default under any covenant or any agreement in any loan document, cross-default with other debt agreements, bankruptcy and change of control. As of December 31, 2011, the Company was in compliance with the covenants contained in the new credit agreement.

The debt is classified as a long-term liability. Subsequent to December 31, 2011, the Company repaid $2,500 of the borrowings under the new credit facility. Based on current business plans and projected operating cash flows, the Company anticipates repayments of borrowings under the new credit agreement within the next twelve months and continued usage of the revolving facility beyond the next twelve months.

As of December 31, 2011, the balance outstanding under the Company’s new credit agreement was $132,887. Interest expense on the borrowings under the new and old credit facilities for the three months ended December 31, 2011 was $692. The weighted average interest rate for the base and LIBOR rate was 3.263% for the first three months of fiscal 2012. At December 31, 2011 the applicable interest rate for the base and LIBOR rate separately was 5.0% and 3.211% per annum, respectively.

(11) Stock-Based Compensation

Stock-based compensation expense for restricted share awards totaled $830 and $427 for the three months ended December 31, 2011 and 2010, respectively. The total income tax benefit recognized in the unaudited consolidated statements of income related to stock-based compensation was $307 and $158 during the first three months of fiscal 2012 and 2011, respectively.

Restricted Share Awards

Restricted share transactions during the three months ended December 31, 2011 were as follows:

	Number of Restricted Share Awards (in thousands)	Weighted- Average Fair Value
Outstanding at October 1, 2011	86	$61.61
Granted	55	50.25
Vested	(4)	57.42
Forfeited	(2)	64.60
Outstanding at December 31, 2011	135	$57.11

The per share weighted average fair value of restricted shares, including restricted stock and performance shares, granted during the three months ended December 31, 2011 and 2010 was $50.25 and $65.52, respectively. As of December 31, 2011, unrecognized compensation expense related to restricted share awards totaled $5,358 and is expected to be recognized over a weighted average period of 1.75 years. The total fair value of shares vested during the three months ended December 31, 2011 was $199. No shares vested during the three month period ended December 31, 2010.

Stock Options

A summary of stock option activity during the three months ended December 31, 2011 is presented below:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 1, 2011	90	$45.23
Exercised	0	0
Outstanding at December 31, 2011	90	45.23	3.0	$563
Exercisable at December 31, 2011	90	$45.23	3.0	$563

The Company has not granted stock options subsequent to fiscal 2005. As of December 31, 2011, all outstanding stock options were vested and compensation expense related to stock options was recognized in prior fiscal years. There were no options exercised during the first three months of fiscal 2012. The intrinsic value of options exercised totaled $59 during the first three months of fiscal 2011. The total income tax benefit recognized in the unaudited consolidated statements of income related to the exercise of stock options was $22 during the three months ended December 31, 2010.

(12) Employee Benefit Plans

The components of net periodic benefit cost for pension and retiree medical plans were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended December 31,
	2011	2010	2011	2010
Service cost	$0	$0	$15	$13
Interest cost	360	363	13	14
Expected return on plan assets	(328)	(345)	0	0
Amortization of prior service credit	0	0	0	(28)
Amortization of net loss	78	26	0	0
Net periodic benefit cost (credit)	$110	$44	$28	$(1)

The Company is required for the 2012 plan year, under IRS minimum funding standards, to make a contribution of $356 to its defined benefit pension plan by June 15, 2013.

The Company maintains a 401(k) Retirement Savings Plan for certain employees, which provides for employer matching contributions, and a supplemental defined contribution plan for certain executives, which provides for employer contributions at the discretion of the Company. Amounts expensed for Company contributions under these plans during the first three months of fiscal 2012 and 2011 were $338 and $301, respectively.

(13) Segment Information

In connection with the acquisition of IZI during the first quarter of fiscal 2012, the Company began to operate in three reportable segments, Radiation Monitoring, Medical Physics and Medical Products. The factors for determining the reportable segments include the products and services offered combined with the nature of the individual business activities, as well as key financial information reviewed by management.

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

The Medical Products segment provides medical consumable accessories used in radiology, radiation therapy, and image guided surgery procedures. Medical products range from consumables used with MRI, CT, and mammography technologies to highly engineered passive reflective markers used during image guided surgery procedures. Medical Products sales are provided through the Company’s IZI subsidiary.

The Company primarily evaluates performance of the individual segments based upon, among other metrics, segment operating income or loss. Segment operating income or loss is segment revenue less segment cost of sales and segment selling, general and administrative expense. Corporate expenses for shared functions, including corporate management, corporate finance and human resources, are recognized in the Radiation Monitoring segment where they have been reported historically. In addition, acquisition and reorganization costs are not allocated to the segments. Information about net other income, including interest income and expense, and income taxes is not provided at the segment level. As the operational integration activities of the Medical Physics segment and Medical Products segment progress, including transaction processing, human resources and benefits administration, and sales and marketing activities, the Company expects to reevaluate the allocation of costs if or when these costs become material.

The following tables summarize financial information for each reportable segment:

		Three Months Ended December 31, 2011
	Radiation Monitoring	Medical Physics	Medical Products	Consolidated
Revenues	$27,044	$7,434	$2,191	$36,669
Operating income	6,290	893	370	7,553
Depreciation and amortization	1,745	319	292	2,356
Capital expenditures for property, plant & equipment	3,811	28	0	3,839

		Three Months Ended December 31, 2010
	Radiation Monitoring	Medical Physics	Medical Products	Consolidated
Revenues	$23,904	$4,534	$0	$28,438
Operating income (loss)	8,585	(458)	0	8,127
Depreciation and amortization	1,584	213	0	1,797
Capital expenditures for property, plant & equipment	2,586	182	0	2,768

	December 31, 2011	September 30, 2011
Segment Assets:
Radiation Monitoring	$152,572	$136,950
Medical Physics	37,317	31,706
Medical Products	97,285	0
Consolidated Assets	$287,174	$168,656

(14) Recently Issued Accounting Pronouncements

During the first fiscal quarter of 2012, there were no new accounting pronouncements issued that would have a material impact on the Company’s consolidated financial statements.

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

Landauer’s radiation monitoring business is a mature business and growth in numbers of customers is modest. In recent years, the Company’s strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has been developing new platforms and formats for its OSL technology, such as InLight® and RadLight®, to gain access to markets where the Company previously did not have a significant presence, such as smaller in-house and commercial laboratories, nuclear power facilities, tactical military monitoring and hospitals to support monitoring of patient exposure to radiation. Revenue growth in recent years has occurred as a result of entry into new markets through joint ventures and acquisitions, modest unit growth, sale of InLight equipment and badges, and new ancillary services and products. The Company believes pricing in the domestic market has become more competitive and opportunities to obtain regular price increases from its customers will be more limited in the future. The continued economic downturn and uncertain impact of healthcare reform has resulted in increased pricing pressure with the Company's healthcare customer base, which is expected to continue into the future.

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

Results of Operations

In connection with the acquisition of IZI during the first quarter of fiscal 2012, the Company began to operate in three reportable segments, Radiation Monitoring, Medical Physics and Medical Products. Additional information on the Company’s reportable segments is contained under the footnote “Segment Information” herein.

Comparison of the Three Months Ended December 31, 2011 and December 31, 2010

Revenues for the first fiscal quarter of 2012 were $36.7 million, an increase of $8.3 million, or 28.9% compared with revenues of $28.4 million for the same quarter in fiscal 2011. The Medical Physics segment and Radiation Monitoring segment contributed an increase of $2.9 million and $3.1 million, respectively. The contribution of the new Medical Products segment increased revenue by $2.2 million.

Cost of sales for the first fiscal quarter of 2012 was $14.9 million, an increase of $3.8 million, or 34.5%, compared with cost of sales of $11.1 million for the same quarter in fiscal 2011. Gross margins were 59.4% for the first fiscal quarter of 2012, compared with 61.0% for the first fiscal quarter of 2011. The decline in gross margin rate was primarily due to a shift in the mix of cost of sales resulting from the growth in lower margin equipment sales in the quarter.

Total operating expenses for the first fiscal quarter of 2012 were $11.2 million, before $1.8 million of non-recurring acquisition expense, $0.3 million of IT platform enhancement related expense, and $0.8 million of non-cash stock based compensation expense, for an operating margin impact of 30.7% of total revenue. This compares with the $8.3 million reported for the first fiscal quarter of 2011, before $0.1 million of non-recurring acquisition expense, $0.4 million of IT platform enhancement related expense, and $0.4 million of non-cash stock based compensation expense, for an operating income impact of 29.2% of total revenue in the prior year period.

Operating income for the first fiscal quarter of 2012 was $7.6 million, a decrease of $0.5 million, or 7.1% compared with operating income of $8.1 million for the same quarter in fiscal 2011. The decrease in operating income was primarily driven by the $1.8 million increase in acquisition costs. An additional decline of $0.6 million in Radiation Monitoring operating income was offset by an increase in operating income of $1.4 million in the Medical Physics segment, and the addition of the Medical Products segment which contributed $0.4 million in operating income. Adjusted operating income, before non-recurring acquisition expense, IT platform enhancement related expense, and non-cash stock based compensation expense, for the first fiscal quarter of 2012 was $10.5 million, a 16.0% increase compared with adjusted operating income on a relative basis of $9.1 million, for the first fiscal quarter of 2011.

Net other income for the first fiscal quarter of 2012 was $0.3 million, a decrease of $0.3 million, or 54.7%, from the prior year quarter. An increase of $0.3 million in the equity in income of joint ventures was offset by a $0.6 million increase in interest expense associated with six-weeks of borrowings to acquire IZI in the first fiscal quarter of 2012.

The effective tax rate was 35.0% and 31.4% for the first fiscal quarters of 2012 and 2011, respectively. The increase in effective tax rate was due primarily to an increase in the blended state tax rate as a result of acquisitions and the expiration of the R&D tax credit as of December 31, 2011. In the prior year, the effective tax rate was lower due to the enactment of the R&D credit for calendar year 2010 in the first fiscal quarter of 2011.

Net income, including the costs associated with the accusations, IT platform enhancement, and non-cash stock based compensation, for the first fiscal quarter ended December 31, 2011 was $4.9 million, a decrease of $0.9 million, or 15.4% compared with $5.8 million for the first fiscal quarter of 2011. Excluding the costs associated with the acquisitions, IT platform enhancement, and non-cash stock based compensation, net income was $6.9 million, as compared to $6.5 million in the prior year period. The resulting diluted earnings per share for the first fiscal quarter of 2012 were $0.73, excluding $0.21 per diluted share of acquisition, IT platform enhancement, and non-cash stock based compensation expenses. This compares with $0.69 for the first fiscal quarter of 2011, excluding $0.07 per diluted share of acquisition, IT platform enhancement, and non-cash stock based compensation expenses.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) were $ 10.6 million, a 1.8% increase compared with $10.4 million in the comparable prior year period. The increase was due primarily to revenue growth, lower cost of sales based on revenue mix and favorable equity in earnings of joint ventures for the first fiscal quarter of 2012 partially offset by higher selling, general and administrative expenses. Adjusted earnings before interest, taxes, depreciation and amortization, acquisition related expense, IT platform enhancement expense, and non-cash stock based compensation expense (“Adjusted EBITDA”) were $13.5 million, a 19.5% increase compared with $11.3 million in the comparable prior year period. Adjusted Free Cash Flow (Adjusted EBITDA, plus or minus changes in working capital, less capital expenditures) was $12.0 million, a 33% increase over the prior year period of $9.0 million due principally to improve EBITDA, and improved working capital offset by increased capital expenditures. A reconciliation of net income to EBITDA, Adjusted EBITDA, and Adjusted Free Cash Flow is included under Item 2 herein.

The following is a discussion of the Company’s segment operating results.

Radiation Monitoring Segment

Radiation Monitoring revenues for the first fiscal quarter of 2012 increased 13.1%, or $3.1 million, to $27.0 million. Of the increase, $2.1 million was related to the impact of higher equipment sales from the Company’s ongoing initiatives with the military market. Domestic Radiation Monitoring revenues increased 12.4%, or $2.1 million, and international Radiation Monitoring revenue increased 14.9%, or $1.1 million, driven primarily by organic growth in most regions, including both equipment sales and service revenue.

Radiation Monitoring operating income for the first fiscal quarter of 2012 decreased to $6.3 million, a 26.7% decrease from $8.6 million in the comparable prior year period, impacted by a $1.8 million increase in acquisition related expense, primarily related to IZI Medical Products, an increase in lower margin equipment sales both domestically and internationally, and higher selling, general and administrative expenses. Selling, general and administrative costs for the first fiscal quarter of 2012 increased 24.6%, or $1.9 million, to $9.6 million. The increase was due primarily to a $0.8 million increase in compensation costs, consistent with operating performance expectations and timing of short-term and long-term incentive plans, $0.4 million of increased spending to support international revenue growth, a $0.2 million increase as a result of headcount additions, and a $0.2 million increase in research and development activities in connection with the military and initiatives.

Radiation Monitoring adjusted operating income, exclusive of the impact of acquisition related transaction expense, IT platform enhancement expense, and non-cash stock based compensation expense for the first fiscal quarter of 2012 decreased 2.9%, or $0.3 million, to $9.2 million compared with adjusted operating income of $9.5 million for fiscal 2011.

Corporate expenses for shared functions are recognized in the Radiation Monitoring segment where they have been reported historically. Acquisition and reorganization costs are not allocated to the segments. As the Company’s business model evolves in complexity, management may determine it necessary to change this reporting practice to reflect any appropriate allocations.

Medical Physics Segment

Medical Physics revenues for the first fiscal quarter of 2012 increased 64.0%, or $2.9 million, to $7.4 million on $0.8 million of organic growth and $2.1 million due to the impact of acquired companies. The Medical Physics operating income of $0.9 million, or 12.0% of revenue, increased $1.4 million as compared to a loss of $0.5 million, or 10.1% of revenue, in the first fiscal quarter of 2011. The improvement in operating income is primarily due to operating efficiencies in the core Medical Physics business and higher episodic equipment commissioning sales leveraging a relatively fixed cost structure, as well as higher volume sales inclusive of acquired companies.

Medical Products Segment

With the acquisition of IZI Medical Products on November 14, 2011, the Company now operates in a third reportable segment. The Medical Products segment provides medical consumable accessories used in radiology, radiation therapy, and image guided surgery procedures. Medical products range from consumables used with MRI, CT, and mammagraphy technologies to highly engineered passive reflective markers used during image guided surgery procedures. Medical Products sales are provided through the Company’s IZI Medical Products subsidiary. Revenue for the six weeks of operations from the date of acquisition included in the first fiscal quarter of 2012 was $2.2 million. Medical Products operating income was $0.4 million or 16.9% of revenue for the same period included in the first fiscal quarter of 2012. Given the acquisition of IZI Medical Products was completed during the first quarter of fiscal 2012, there is no direct comparison to the prior year quarter.

Liquidity and Capital Resources

Cash and cash equivalents increased $15.5 million to $23.4 million during the first fiscal quarter of 2012. The Company’s primary sources of liquidity are cash flows from operations and funds available under its syndicated credit facility. The Company’s prior facility (“old credit agreement”) was terminated in November 2011, when it was replaced by the new syndicated facility. No early termination penalties were incurred by Landauer in connection with the termination of the old credit agreement.

Cash provided by operating activities for the three months ended December 31, 2011 was $10.5 million compared to $8.9 million in the first three months of fiscal 2011. The increase in operating cash flow was driven by increases in non-cash expenses in fiscal 2011 and the overall changes in working capital.

Adjusted Free Cash Flow provided by operating activities for the fiscal first quarter ended December 31, 2011 was $12.0 million, an increase of $3.0 million from the fiscal first quarter 2011. The increase was primarily due to a tax refund during the quarter, partially offset by an increase in capital expenditures.

Cash used by investing activities for the first three months of fiscal 2012 included $98.3 million for the Company’s acquisitions, primarily IZI, as described under the footnote “Business Combinations” herein, compared to $0.2 million used in the first three months of fiscal 2011 for the establishment of an unconsolidated joint venture in Turkey. Investing activities during the three months ended December 31, 2011 included $0.4 million for the purchase of trading securities and net earnings thereon, primarily related to the Company’s funding of its deferred compensation program in a Rabbi Trust arrangement. During the first quarter of fiscal 2011, the Company funded its deferred compensation program with an additional $1.3 million for the chief executive officer’s additional benefit, per his amended employment agreement. The Company’s acquisitions of property, plant and equipment during the first three months of fiscal 2012 and 2011 were $3.8 million and $2.8 million, respectively.

Included in the acquisitions of property, plant and equipment were costs of $2.6 million and $2.1 million for the three months ended December 31, 2011 and 2010, respectively, for the Company’s IT platform enhancement initiative. The project consists of three phases, of which two phases were implemented in fiscal 2011. The total project cost is estimated currently to be approximately $53 million to $57 million, of which $43.0 million was incurred as of the end of fiscal 2011. However, as the Company is currently completing an evaluation of anticipated future costs, these amounts may change. Once fully operational, the new IT platform will require ongoing maintenance expenditures at levels higher than the Company has traditionally experienced. Total capital expenditures for fiscal 2012 are expected to be approximately $8 million to $10 million, including approximately $5 million to $7 million for the Company’s IT platform initiative. The Company anticipates that funds for these capital improvements will be provided from operations.

Financing activities for the three months ended December 31, 2011 were comprised primarily of net borrowings on the Company’s credit facility and payments of cash dividends to shareholders. During the first three months of fiscal 2012, the Company funded cash dividends of $5.2 million, or $0.55 per share, for the fourth quarter of fiscal 2011. During the first three months of fiscal 2011, the Company funded cash dividends of $5.1 million, or $0.5375 per share, for the fourth quarter of fiscal 2010. Such amounts were provided from operations.

In fiscal 2010, the Company borrowed $18.0 million under its old credit agreement, originally dated October 5, 2007. As of September 30, 2011, the debt was classified as a current liability as the old credit agreement contained a subjective acceleration clause as well as a Company elected arrangement which provided for automatic draws or pay downs on the credit facility on a daily basis after taking into account operating cash needs. As of September 30, 2011, the Company had borrowings of $19.8 million outstanding under the old credit agreement. In connection with its acquisition of IZI in November 2011, the Company terminated the old credit agreement.

On November 14, 2011, Landauer entered into a five-year syndicated revolving credit agreement with a group of lenders, pursuant to which, the Company was provided a senior secured reducing revolving credit facility (“new credit agreement”). The Company borrowed $132.9 million under the new credit agreement to finance the IZI acquisition, to refinance existing indebtedness under the old credit agreement and to fund certain fees and expenses associated with the closing of the new credit facility. The new credit agreement will mature on November 14, 2016, and will be secured by a first-priority perfected security interest in substantially all of the tangible and intangible assets of Landauer and its existing and future material domestic subsidiaries, including a pledge of 100% of the stock of each domestic subsidiary and a pledge of 66% of the stock of each first-tier foreign subsidiary.

Borrowings under the new credit agreement will bear interest, at Landauer’s option, at a rate equal to either (a) the rate per annum for deposits in U.S. Dollars as reflected on the Reuters Screen LIBOR01 as of 11:00 a.m. (London, England time) for the interest period relevant to such borrowing (adjusted for any statutory reserve requirements for Eurocurrency liabilities) plus the applicable margin (the “LIBO Rate”) or (b) the greatest of (i) the federal funds rate for the borrowing day plus 0.5%, (ii) the prime rate in effect on the borrowing day and (iii) the LIBO Rate for deposits in dollars for a one month interest period on the borrowing day plus 1.0%, plus the applicable margin. Loans under the credit facility may be prepaid at any time without penalty, subject to, in the case of loans bearing interest on the LIBO Rate, payment of customary breakage costs for prepayments made prior to the last day of the applicable interest period. At December 31, 2011 the applicable interest rate for the base and LIBOR rate separately was 5.0% and 3.211% per annum, respectively.

The new credit agreement includes limitations on indebtedness, liens, investments and acquisitions, loans and advances, mergers and consolidations, sales of assets, and dividends, stock repurchases and other restricted payments. In addition, the new credit agreement requires that Landauer maintain a minimum net worth at all times of $65 million, maintain a maximum leverage ratio ranging between 3.00 to 1.00 and 2.50 to 1.00 as applicable for each fiscal quarter and maintain a minimum fixed charge coverage ratio ranging between 1.15 to 1.00 and 1.35 to 1.00 as applicable for each fiscal quarter. The new credit agreement also includes customary events of default, including but not limited to failure to pay any principal when due or any interest, fees or other amounts within three business days when due, default under any covenant or any agreement in any loan document, cross-default with other debt agreements, bankruptcy and change of control. As of December 31, 2011, the Company was in compliance with the covenants contained in the credit agreement.

Landauer requires limited working capital for its operations as many of its customers pay for services in advance. Such advance payments, reflected on the balance sheet as “Deferred Contract Revenue,” amounted to $15.6 million and $14.7 million, respectively, as of December 31, 2011 and September 30, 2011. While these amounts represent approximately 37.0% and 25.4% of current liabilities as of December 31, 2011 and September 30, 2011, respectively, such amounts do not represent a cash obligation.

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

In the opinion of management, cash flows from operations and the Company’s borrowing capacity under its new credit agreement are adequate for projected operations and capital spending programs, as well as the continuation of the regular cash dividend program. From time to time, the Company may have the opportunity to make investments for acquisitions or other purposes, and borrowings are permitted under the new credit agreement to fund such investments.

Fiscal 2012 Outlook

Landauer’s business plan for fiscal 2012 currently anticipates aggregate revenue for the year to be in the range of $150 to $157 million, which includes 10 months of contributions from the recent IZI acquisition. The business plan also anticipates:

•	$4.7 million ($3.1 million net of tax) of non-recurring expense spending to support the successful completion of the Company’s systems initiative and the related post implementation support.
•	Incremental depreciation and amortization over fiscal 2011 of $1.6 million ($1.1 million net of tax) related to the deployment of the final phase of the Company’s systems initiative in the third quarter of fiscal 2012.
•	The accretive impact of the November 2011 acquisition of IZI Medical Products is anticipated to produce $1.1 million to $1.5 million of net income for the 10 months included in fiscal 2012.
•	The blended effective tax rate for the full fiscal year is anticipated to be within a range of 31% to 33%.

Based upon the above assumptions, the Company anticipates reported net income for fiscal 2012 in the range of $21 to $23 million and Adjusted EBITDA in the range of $49 to $51 million. In addition to the $5 to $7 million increase in Adjusted EBITDA expected for fiscal 2012, the Company will begin to receive an annual cash tax benefit of approximately $2 million as a result of the structure of the acquisition of IZI Medical Products in November 2011.

Use of Non-Generally Accepted Accounting Principles (“GAAP”) Financial Measures

In evaluating the Company’s financial performance and outlook, management uses earnings before interest, taxes, depreciation and amortization (“EBITDA”), Adjusted EDITDA and Adjusted Free Cash Flow. These are non-GAAP measures. Management believes that such measures supplement evaluations using operating income, net income, and diluted earnings per share and other GAAP measures, and are a useful indicator for investors. These indicators can help readers gain a meaningful understanding of the Company’s core operating results and future prospects without the effect of non-recurring and non-cash items and the Company’s ability to generate cash flows from operations that are available for taxes, capital expenditures, and debt repayment. Investors should recognize that these non-GAAP measures might not be comparable to similarly titled measures of other companies. These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows or liquidity prepared in accordance with accounting principles generally accepted in the United States.

The following tables reconcile non-GAAP measures to those measures prepared in accordance with accounting principles generally accepted in the United States.

Reconciliation of Net Income to Adjusted Earnings before Interest, Taxes, Depreciation and Amortization

	Three Months Ended December 31,
	2011	2010
Net income attributed to Landauer, Inc.	$4,925	$5,819
Add back:
Interest expense, net	528	9
Income taxes	2,742	2,737
Depreciation and amortization	2,356	1,798
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$10,551	$10,363
Adjustments:
Non-cash stock-based compensation expense	830	427
IT platform enhancements expenses	282	414
Acquisition and reorganization costs	1,849	97
Sub-total adjustments	2,961	938
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)	$13,512	$11,301

Reconciliation of EPS to Adjusted EPS

	Three Months Ended December 31,
	2011	2010
Net income attributed to Landauer, Inc.	$4,925	$5,819

Sub-total adjustments	2,961	938
Income taxes on adjustments	(1,036)	(295)
Adjustments, net	1,925	643

Adjusted net income	$6,850	$6,462

Adjusted net income per diluted share	$0.73	$0.69
Weighted average diluted shares outstanding	9,385	9,365

Adjusted Free Cash Flow

	Three Months Ended December 31,
	2011	2010
Adjusted EBITDA	$13,512	$11,301
Change in working capital	2,285	458
Capital expenditures	(3,839)	(2,767)
Adjusted Free Cash Flow	$11,958	$8,992

Forward-Looking Statements

Certain matters contained in this report, including the information contained under the heading “Fiscal 2012 Outlook” in Item 2 of this Quarterly Report on Form 10-Q, constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties. These include the following, without limitation: assumptions, risks and uncertainties associated with the Company’s future performance, the Company’s development and introduction of new technologies in general; the ability to protect and utilize the Company’s intellectual property; continued customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (OSL) technology to new platforms and formats; military and other government funding for the purchase of certain of the Company’s equipment and services; the impact on sales and pricing of certain customer group purchasing arrangements; changes in spending or reimbursement for medical products or services; the costs associated with the Company’s research and business development efforts; the usefulness of older technologies and related licenses and intellectual property; the effectiveness of and costs associated with the Company’s IT platform enhancements; the anticipated results of operations of the Company and its subsidiaries or ventures; valuation of the Company’s long-lived assets or business units relative to future cash flows; changes in pricing of products and services; changes in postal and delivery practices; the Company’s business plans; anticipated revenue and cost growth; the ability to integrate the operations of acquired businesses and to realize the expected benefits of acquisitions; the risks associated with conducting business internationally; costs incurred for potential acquisitions or similar transactions; other anticipated financial events; the effects of changing economic and competitive conditions, including instability in capital markets which could impact availability of short and long-term financing; the timing and extent of changes in interest rates; the level of borrowings; foreign exchange rates; government regulations; accreditation requirements; changes in the trading market that affect the cost of obligations under the Company’s benefit plans; and pending accounting pronouncements. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from what is anticipated today. These risks and uncertainties also may result in changes to the Company’s business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth in Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures about Market Risk” and information contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2011 and other reports filed by the Company, from time to time, with the SEC. The Company does not undertake, and expressly disclaims, any duty to update any forward-looking statement whether as a result of new information, future events or changes in the Company’s expectations, except as required by law.

Recently Issued Accounting Pronouncements

During the first fiscal quarter of 2012, there were no new accounting pronouncements issued, which would have a material impact on the Company’s consolidated financial statements.

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

Critical Accounting Policies

The critical accounting policies followed by the Company are set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The Company believes that at December 31, 2011, there have been no material changes to this information.

Item 3.  quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk, including changes in foreign currency exchange rates. These risks are set forth in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through December 31, 2011.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Management’s assessment excluded IZI, which was acquired by Landauer, Inc. during the first quarter of fiscal 2012.

IZI’s total assets and total revenues represented approximately 34% and 6%, respectively, of consolidated total assets and consolidated total net revenues of the Company as of and for the three month period ended December 31, 2011.  The exclusion of the acquired business is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from management’s scope in the year of acquisition.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2011 were effective.

Changes in Internal Control Over Financial Reporting

Management is in the process of integrating IZI operations and internal controls and procedures.  The Company intends to extend its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include IZI by September 30, 2012. There were no other changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of December 31, 2011, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

Item 1A.  Risk Factors

Information regarding risk factors are set forth in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through December 31, 2011.

Item 6.  Exhibits

31.1	Certification of William E. Saxelby, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael K. Burke, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of William E. Saxelby, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael K. Burke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDAUER, INC.

Date: February 8, 2012	/s/ Michael K. Burke
Michael K. Burke
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

