Form 10-Q
period 2012-03-31
LANDAUER INC
filed 2012-05-08
CIK 825410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of Common Stock, $.10 par value, outstanding at April 26, 2012: 9,452,942.

1

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in Thousands)	March 31, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$18,699	$7,914
Receivables, net of allowances of $849 and $794, respectively	30,703	25,516
Inventories	7,896	8,286
Prepaid income taxes	991	4,921
Prepaid expenses and other current assets	4,582	4,005
Current assets	62,871	50,642
Property, plant and equipment, at cost	104,873	96,798
Accumulated depreciation	(51,747)	(49,157)
Net property, plant and equipment	53,126	47,641
Equity in joint ventures	10,375	10,699
Goodwill	107,151	39,962
Intangible assets, net of accumulated amortization of $8,421 and $7,355, respectively	39,418	10,908
Dosimetry devices, net of accumulated depreciation of $10,491 and $9,728, respectively	5,715	5,618
Other assets	5,776	3,186
Assets	$284,432	$168,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,121	$5,457
Dividends payable	5,319	5,301
Deferred contract revenues	15,468	14,713
Short-term debt	0	19,805
Accrued compensation and related costs	6,259	5,607
Other accrued expenses	5,818	7,066
Current liabilities	39,985	57,949
Non-current liabilities:
Long-term debt	129,087	0
Pension and postretirement obligations	14,627	14,202
Deferred income taxes	14,314	12,805
Other non-current liabilities	1,249	1,292
Non-current liabilities	159,277	28,299
Stockholders’ equity:
Preferred stock, $.10 par value per share, authorized 1,000,000 shares; none issued	0	0
Common stock, $.10 par value per share, authorized 20,000,000 shares; 9,515,229 and 9,462,807 shares issued and outstanding at March 31, 2012 and September 30, 2011, respectively	952	946
Additional paid in capital	35,207	33,791
Accumulated other comprehensive loss	(3,342)	(3,129)
Retained earnings	51,333	49,724
Landauer, Inc. stockholders’ equity	84,150	81,332
Noncontrolling interest	1,020	1,076
Stockholders’ equity	85,170	82,408
Liabilities and Stockholders’ Equity	$284,432	$168,656

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands, Except per Share)	2012	2011	2012	2011
Net revenues	$39,094	$32,327	$75,763	$60,765

Costs and expenses:
Cost of sales	16,029	11,604	30,935	22,687
Selling, general and administrative	12,604	8,728	24,965	17,859
Acquisition and reorganization costs	312	115	2,161	212
Costs and expenses	28,945	20,447	58,061	40,758

Operating income	10,149	11,880	17,702	20,007
Equity in income of joint ventures	1,067	615	1,871	1,126
Interest income (expense), net	(863)	13	(1,453)	4
Other income (expense), net	(9)	(88)	50	13

Income before taxes	10,344	12,420	18,170	21,150
Income taxes	3,104	4,294	5,846	7,031

Net income	7,240	8,126	12,324	14,119
Less: Net income attributed to noncontrolling interest	130	129	289	303

Net income attributed to Landauer, Inc.	$7,110	$7,997	$12,035	$13,816

Net income per share attributable to Landauer, Inc. shareholders:
Basic	$0.76	$0.85	$1.28	$1.48
Weighted average basic shares outstanding	9,361	9,332	9,347	9,322

Diluted	$0.75	$0.85	$1.27	$1.47
Weighted average diluted shares outstanding	9,402	9,377	9,387	9,367

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Unaudited)

	Landauer, Inc. Stockholders’ Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Addi- tional Paid in Capital	Accumu- lated Other Compre- hensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total Stock- holders’ Equity	Compre- hensive Income (Loss)
Balance September 30, 2011	9,462,807	$946	$33,791	$(3,129)	$49,724	$1,076	$82,408
Stock-based compensation arrangements	52,422	6	1,416	0	0	0	1,422
Dividends	0	0	0	0	(10,426)	(324)	(10,750)
Net income	0	0	0	0	12,035	289	12,324	$12,324
Foreign currency translation adjustment	0	0	0	(370)	0	(21)	(391)	(391)
Defined benefit pension and postretirement plans activity	0	0	0	157	0	0	157	157
Comprehensive Income								$12,090
Balance March 31, 2012	9,515,229	$952	$35,207	$(3,342)	$51,333	$1,020	$85,170

	Landauer, Inc. Stockholders’ Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Addi- tional Paid in Capital	Accumu- lated Other Compre- hensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total Stock- holders’ Equity	Compre- hensive Income (Loss)
Balance September 30, 2010	9,452,765	$945	$32,688	$(783)	$45,940	$913	$79,703
Stock-based compensation arrangements	39,338	4	1,034	0	0	0	1,038
Dividends	0	0	0	0	(10,370)	(241)	(10,611)
Net income	0	0	0	0	13,816	303	14,119	$14,119
Foreign currency translation adjustment	0	0	0	1,084	0	18	1,102	1,102
Defined benefit pension and postretirement plans activity	0	0	0	(4)	0	0	(4)	(4)
Comprehensive Income								$15,217
Balance March 31, 2011	9,492,103	$949	$33,722	$297	$49,386	$993	$85,347

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
(Dollars in Thousands)	2012	2011
Cash flows from operating activities:
Net income	$ 12,324	$ 14,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,030	3,604
Equity in income of joint ventures	(1,871)	(1,126)
Dividends from joint ventures	1,393	911
Stock-based compensation and related net tax benefits	1,641	1,027
Current and long-term deferred taxes, net	1,753	(118)
Increase in accounts receivable, net	(2,886)	(4,201)
Decrease in prepaid taxes	3,994	4,677
Other operating assets, net	(1,879)	(1,995)
Decrease in accounts payable and other accrued liabilities	(2,009)	(1,198)
Other operating liabilities, net	1,068	1,164
Net cash provided by operating activities	18,558	16,864

Cash flows used by investing activities:
Acquisition of property, plant and equipment	(7,358)	(5,653)
Acquisition of joint ventures and businesses, net of cash acquired	(98,297)	(1,550)
Purchase of investment securities	(598)	(1,833)
Other investing activities, net	(198)	0
Net cash used by investing activities	(106,451)	(9,036)

Cash flows provided (used) by financing activities:
Net borrowings on revolving credit facility	(19,805)	5,828
Long-term borrowings - loan	132,887	0
Long-term borrowings - repayment	(3,800)	0
Dividends paid to stockholders	(10,408)	(15,410)
Other financing activities, net	(277)	(120)
Net cash provided (used) by financing activities	98,597	(9,702)

Effects of foreign currency translation	81	474

Net increase (decrease) in cash and cash equivalents	10,785	(1,400)
Opening balance - cash and cash equivalents	7,914	7,659
Ending balance - cash and cash equivalents	$ 18,699	$ 6,259

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

(Dollars in thousands)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements reflect the financial position of Landauer, Inc. and subsidiaries ("Landauer" or “the Company”), including businesses acquired and investments in joint ventures as of the effective date of the transactions.

The results of operations for the three and six month periods ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full fiscal year. The September 30, 2011 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The accounting policies followed by the Company are set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. There have been no changes to the accounting policies for the three and six month periods ended March 31, 2012.

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

The excess of the consideration transferred over the fair value of the net tangible and intangible assets acquired resulted in goodwill of $64,069, which is attributable primarily to the earnings power of the future products and services expected to be produced by IZI, new customer expansion opportunities in adjacent markets that are expected to result from the business combination with Landauer, and the potential to acquire or merge with other businesses. The goodwill has been assigned to the Medical Products reporting segment. For income tax purposes, the Company will deduct $64,641 of goodwill, which will be amortized over 15 years. The Company acquired trademarks and tradenames in the amount of $2,000 which have indefinite lives, patents in the amount of $2,000 which are being amortized over 7 years, and $23,000 of customer relationships which are being amortized over 15 years. For income tax purposes, the values of the trademarks and tradenames, patents and customer relationships will be amortized over 15 years.

IZI’s revenues of $6,239 and net income of $1,510 were recognized in the Company’s consolidated financial statements for the period from November 14, 2011 to March 31, 2012.

Unaudited Proforma Results

The following unaudited proforma summary presents Landauer’s consolidated information as if IZI had been acquired on October 1, 2010.

	Six months ended March 31,
	2012	2011
Proforma revenues	$78,021	$70,144
Proforma net income attributed to Landauer, Inc.	12,169	13,087

The proforma results include adjustments to IZI’s accounting policies to align with those of Landauer. Certain other adjustments to IZI’s results, together with the consequential tax effects, include: customer freight expense netted against customer freight revenues; increased costs to reflect the impact of the increase, upon acquisition, in finished goods fair value; additional amortization for intangible assets; elimination of management fees charged by IZI’s former majority shareholder; and elimination of IZI’s interest expense related to its pre-existing debt agreements. The proforma adjustments also reflect: additional interest expense incurred in connection with debt financing of the acquisition compared to interest expense under its pre-existing debt agreements; amortization of debt issuance and administration costs; and the income tax impact of these adjustments. The unaudited proforma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of the beginning of the periods presented.

Other Acquisitions

During the first six months of fiscal 2012, the Company completed the acquisition of a medical physics practice in North Carolina, which was not material to the Company’s consolidated financial statements. During the first six months of fiscal 2011, the Company established an unconsolidated joint venture in Turkey and completed the acquisition of a medical physics practice in Florida, neither of which was individually, or in the aggregate, material to the Company's consolidated financial statements.

(3) Acquisition and Reorganization Costs

Acquisition and reorganization costs for the six months ended March 31, 2012 and 2011 were $2,161 and $212, respectively. Such expenses were primarily for professional fees with accounting, financial, legal and tax advisors to support the due diligence, transaction structure and accounting for acquisitions, as well as costs in the pursuit of acquisitions that may not be consummated. In fiscal 2012, such expenses primarily supported the acquisition of IZI as described under the footnote “Business Combinations.” In fiscal 2011, such expenses were related to the establishment of an unconsolidated joint venture in Turkey and the acquisition of a medical physics practice in Florida.

(4) Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by reportable segment, for the six months ended March 31, 2012 were as follows:

	Radiation Monitoring	Medical Physics	Medical Products	Total
Goodwill at September 30, 2011	$20,225	$19,737	$0	$39,962
Increase related to acquisitions	0	2,874	64,069	66,943
Effects of foreign currency	246	0	0	246
Goodwill at March 31, 2012	$20,471	$22,611	$64,069	$107,151

Other intangible assets consisted of the following:

	March 31, 2012		September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists	$41,127	$7,402	$15,645	$6,467
Trademarks and tradenames	3,024	0	1,024	0
Licenses and patents	3,111	462	1,017	331
Other intangibles	577	557	577	557
Intangible assets	$47,839	$8,421	$18,263	$7,355

No impairment of goodwill or other intangible assets was recorded as of March 31, 2012.

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

As of March 31, 2012, the Company’s financial assets measured and recorded at fair value on a recurring basis were comprised of investments in trading securities, which are reported in other long-term assets. The investments are held in a Rabbi trust for benefits under the Company’s deferred compensation plan. Under the plan, participants designate investment options to serve as the basis for measurement of the notional value of their accounts. The investments include a money market fund and mutual funds that are publicly traded. The fair values of the shares or underlying securities of these funds are based on quoted market prices and, therefore, are categorized as Level 1 in the fair value hierarchy.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash equivalents	$43	$0	$0
Mutual funds	2,333	0	0
Total financial assets at fair value	$2,376	$0	$0

	Fair Value Measurements at September 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash equivalents	$27	$0	$0
Mutual funds	1,752	0	0
Total financial assets at fair value	$1,779	$0	$0

(6) Income Taxes

The effective tax rate was 32.2% and 33.2% for the first half of fiscal 2012 and 2011, respectively. The decline in the effective tax rate was due primarily to cumulative prior year foreign tax credits that were approved during the quarter.

As of March 31, 2012, the Company's U.S. income tax returns for fiscal 2008 and subsequent years remained subject to examination by the Internal Revenue Service ("IRS"). The Company is not currently under any income tax audit by the IRS or any state or local jurisdictions. State income tax returns generally have statutes of limitations for periods between three and four years from the date of filing. The Company is currently undergoing an income tax audit in Japan. The Company does not expect the audit to have a material impact on its consolidated financial statements. There are no other audits in foreign jurisdictions. The Company's foreign operations have statutes of limitations on the examination of income tax returns for periods between two and six years.

The Company's uncertain tax reserves are reviewed periodically and are adjusted as events occur that affect the estimated liability for additional taxes, such as the lapsing of applicable statutes of limitations, the conclusion of tax audits and the measurement of additional tax. During the second quarter of fiscal 2012, the Company recorded a $37 tax reserve due to a state income tax notice received by the Company. The amount of unrecognized tax benefits and the related interest and penalties at March 31, 2012 was $764. The amount of unrecognized tax benefits and the related interest and penalties expected to reverse within the next year is estimated to be approximately $160 to $180.

On December 23, 2011, the IRS published regulations (in proposed and temporary format) under IRC Section 263(a) on the deduction and capitalization of expenditures related to tangible property, i.e., the "repair regulations." These regulations are generally effective for taxable years beginning on or after January 1, 2012, or where applicable, to amounts paid or incurred to produce or acquire property in a taxable year beginning on or after such date. On March 7, 2012, additional Revenue Procedures were released addressing sections of the regulations published in December 2011. The Company is currently researching its existing policies, along with the IRS Regulations and Revenue Procedures issued, to understand the impact to the Company's income tax liability. The Company does not expect these regulations and procedures to materially impact its consolidated financial statements.

(7) Cash Dividends

On February 28, 2012, the Company declared a regular quarterly cash dividend in the amount of $0.55 per share for the second quarter of fiscal 2012. The dividends were paid on April 3, 2012 to shareholders of record as of March 9, 2012. Regular quarterly cash dividends of $0.55 per share, or $2.20 annually, were declared during fiscal 2011.

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

	March 31, 2012	September 30, 2011
Foreign currency translation adjustments	$1,916	$2,286
Defined benefit pension and postretirement plans activity	(5,258)	(5,415)
Total accumulated other comprehensive loss	$(3,342)	$(3,129)

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

The Company’s time vested restricted stock, which is a participating security, is included in the computation of earnings per share pursuant to the two-class method. Undistributed net income allocated to unvested restricted stock was not material for the three and six month periods ended March 31, 2012 and 2011. The following table sets forth the computation of net income per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Basic Net Income per Share:
Net income attributed to Landauer, Inc.	$7,110	$7,997	$12,035	$13,816
Less: Income allocated to unvested restricted stock	35	33	67	63
Net income available to common stockholders	$7,075	$7,964	$11,968	$13,753
Basic weighted averages shares outstanding	9,361	9,332	9,347	9,322
Net income per share – Basic	$0.76	$0.85	$1.28	$1.48

Diluted Net Income per Share:
Net income attributed to Landauer, Inc.	$7,110	$7,997	$12,035	$13,816
Less: Income allocated to unvested restricted stock	35	33	67	63
Net income available to common stockholders	$7,075	$7,964	$11,968	$13,753
Basic weighted averages shares outstanding	9,361	9,332	9,347	9,322
Effect of dilutive securities	41	45	40	45
Diluted weighted averages shares outstanding	9,402	9,377	9,387	9,367
Net income per share – Diluted	$0.75	$0.85	$1.27	$1.47

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

On November 14, 2011, Landauer entered into a five-year syndicated revolving credit agreement with a group of lenders, pursuant to which, the Company has been provided a senior secured reducing revolving credit facility (“new credit agreement”) of up to $175,000 plus the ability to increase the line by an additional $25,000. Landauer borrowed $132,887 under the new credit agreement to finance the IZI acquisition, to refinance existing indebtedness and to fund certain fees and expenses associated with the closing of the new credit facility. The new credit agreement matures on November 14, 2016, and is secured by a first-priority perfected security interest in substantially all of the tangible and intangible assets of Landauer and its existing and future material domestic subsidiaries, including a pledge of 100% of the stock of each domestic subsidiary and a pledge of 66% of the stock of each first-tier foreign subsidiary.

Borrowings under the new credit agreement bear interest, at Landauer’s option, at a rate equal to either (a) the rate per annum for deposits in U.S. Dollars as reflected on the Reuters Screen LIBOR01 as of 11:00 a.m. (London, England time) for the interest period relevant to such borrowing (adjusted for any statutory reserve requirements for Eurocurrency liabilities) plus the applicable margin (the “LIBO Rate”) or (b) the greatest of (i) the federal funds rate for the borrowing day plus 0.5%, (ii) the prime rate in effect on the borrowing day and (iii) the LIBO Rate for deposits in dollars for a one month interest period on the borrowing day plus 1.0%, plus the applicable margin. Loans under the new credit agreement may be prepaid at any time without penalty with same-day written notice, subject to, in the case of loans bearing interest on the LIBO Rate, payment of customary breakage costs for prepayments made prior to the last day of the applicable interest period.

The new credit agreement includes limitations on indebtedness, liens, investments and acquisitions, loans and advances, mergers and consolidations, sales of assets, dividends, stock repurchases and other restricted payments. In addition, the new credit agreement requires that Landauer maintain (i) a minimum net worth at all times of $65,000, (ii) a maximum leverage ratio ranging between 3.00 to 1.00 and 2.50 to 1.00, as applicable for each fiscal quarter, and (iii) a minimum fixed charge coverage ratio ranging between 1.15 to 1.00 and 1.35 to 1.00, as applicable for each fiscal quarter. The new credit agreement also includes customary events of default, including but not limited to failure to pay any principal when due or any interest, fees or other amounts within three business days when due, default under any covenant or any agreement in any loan document, cross-default with other debt agreements, bankruptcy and change of control. As of March 31, 2012, the Company was in compliance with the covenants contained in the new credit agreement.

Borrowings under the new credit agreement are classified as long-term debt. As of March 31, 2012, the Company repaid $3,800 of the borrowings under the new credit facility. As of March 31, 2012, the balance outstanding under the Company’s new credit agreement was $129,087. Interest expense on the borrowings under the new and old credit facilities for the six months ended March 31, 2012 was $1,759. The weighted average interest rate for the base and LIBOR rate was 3.17% for the first six months of fiscal 2012. At March 31, 2012 the applicable interest rate for the base and LIBOR rate separately was 5.0% and 2.992% per annum, respectively.

(11) Stock-Based Compensation

Stock-based compensation expenses for restricted share awards totaled $1,454 and $945 for the six months ended March 31, 2012 and 2011, respectively. The total income tax benefit recognized in the unaudited consolidated statements of income related to stock-based compensation was $539 and $350 during the first half of fiscal 2012 and 2011, respectively.

Restricted Share Awards

Restricted share transactions during the six months ended March 31, 2012 were as follows:

	Number of Restricted Share Awards (in thousands)	Weighted- Average Fair Value
Outstanding at October 1, 2011	86	$61.61
Granted	75	51.57
Vested	(12)	60.84
Forfeited	(3)	60.75
Outstanding at March 31, 2012	146	$56.53

The per share weighted average fair value of restricted shares, including restricted stock and performance shares, granted during the six months ended March 31, 2012 and 2011 was $51.57 and $63.39, respectively. As of March 31, 2012, unrecognized compensation expense related to restricted share awards totaled $5,769 and is expected to be recognized over a weighted average period of 5.85 years. The total fair value of shares vested during the six months ended March 31, 2012 and 2011 was $709 and $227, respectively.

Stock Options

A summary of stock option activity during the six months ended March 31, 2012 is presented below:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 1, 2011	90	$45.23
Exercised	(3)	43.35
Outstanding at March 31, 2012	87	45.29	2.7	$673
Exercisable at March 31, 2012	87	$45.29	2.7	$673

The Company has not granted stock options subsequent to fiscal 2005. As of March 31, 2012, all outstanding stock options were vested and compensation expense related to stock options was recognized in prior fiscal years. The intrinsic value of options exercised totaled $34 and $59 during the first half of fiscal 2012 and 2011, respectively. The total income tax benefit recognized in the unaudited consolidated statements of income related to the exercise of stock options was $13 and $22 during the six months ended March 31, 2012 and 2011, respectively.

(12) Employee Benefit Plans

The components of net periodic benefit cost for pension and retiree medical plans were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2012	2011	2012	2011
Service cost	$0	$0	$14	$13
Interest cost	360	364	14	14
Expected return on plan assets	(328)	(345)	0	0
Amortization of prior service credit	0	0	0	(28)
Amortization of net loss	79	26	0	0
Net periodic benefit cost (credit)	$111	$45	$28	$(1)

	Pension Benefits		Other Benefits
	Six Months Ended March 31,
	2012	2011	2012	2011
Service cost	$0	$0	$29	$26
Interest cost	720	727	27	28
Expected return on plan assets	(656)	(690)	0	0
Amortization of prior service credit	0	0	0	(56)
Amortization of net loss	157	52	0	0
Net periodic benefit cost (credit)	$221	$89	$56	$(2)

The Company is required for the 2012 plan year, under IRS minimum funding standards, to make a contribution of $356 to its defined benefit pension plan by June 15, 2013.

The Company maintains a 401(k) Retirement Savings Plan for certain employees, which provides for employer matching contributions, and a supplemental defined contribution plan for certain executives, which provides for employer contributions at the discretion of the Company. Amounts expensed for Company contributions under these plans during the first six months of fiscal 2012 and 2011 were $834 and $616, respectively.

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

The Radiation Monitoring segment provides analytical services to determine occupational and environmental radiation exposure. These services are provided primarily to hospitals, medical and dental offices, universities, national laboratories, and nuclear facilities. Radiation Monitoring activities include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from customers, and the analysis and reporting of exposure findings. In addition to providing analytical services, the Radiation Monitoring segment leases or sells dosimetry detectors and reading equipment.

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

The Company primarily evaluates performance of the individual segments based upon, among other metrics, segment operating income or loss. Segment operating income or loss is segment revenues less segment cost of sales and segment selling, general and administrative expenses. Corporate expenses for shared functions, including corporate management, corporate finance and human resources, are recognized in the Radiation Monitoring segment where they have been reported historically. In addition, acquisition and reorganization costs are not allocated to the segments. Information about net other income, including interest income and expense, and income taxes is not provided at the segment level. As the Company’s business model evolves in increased complexity, management may determine it necessary to change this reporting practice to reflect any appropriate allocations.

The following tables summarize financial information for each reportable segment:

		Three Months Ended March 31, 2012
	Radiation Monitoring	Medical Physics	Medical Products	Consolidated
Revenues	$27,358	$7,688	$4,048	$39,094
Operating income	8,029	109	2,011	10,149
Depreciation and amortization	1,867	315	492	2,674
Capital expenditures for property, plant & equipment	3,226	284	9	3,519

		Three Months Ended March 31, 2011
	Radiation Monitoring	Medical Physics	Medical Products	Consolidated
Revenues	$27,527	$4,800	$0	$32,327
Operating income (loss)	12,074	(194)	0	11,880
Depreciation and amortization	1,588	219	0	1,807
Capital expenditures for property, plant & equipment	2,780	105	0	2,885

		Six Months Ended March 31, 2012
	Radiation Monitoring	Medical Physics	Medical Products	Consolidated
Revenues	$54,402	$15,122	$6,239	$75,763
Operating income	14,319	1,002	2,381	17,702
Depreciation and amortization	3,612	634	784	5,030
Capital expenditures for property, plant & equipment	7,037	312	9	7,358

		Six Months Ended March 31, 2011
	Radiation Monitoring	Medical Physics	Medical Products	Consolidated
Revenues	$51,431	$9,334	$0	$60,765
Operating income (loss)	20,659	(652)	0	20,007
Depreciation and amortization	3,172	432	0	3,604
Capital expenditures for property, plant & equipment	5,366	287	0	5,653

	March 31, 2012	September 30, 2011
Segment Assets:
Radiation Monitoring	$151,081	$136,950
Medical Physics	37,815	31,706
Medical Products	95,536	0
Consolidated Assets	$284,432	$168,656

(14) Recently Issued Accounting Pronouncements

During the first six months of fiscal 2012, there were no new accounting pronouncements issued that would have a material impact on the Company’s consolidated financial statements.

(15) Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued amendments to its goodwill impairment guidance. The amendments provide an option for entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless it determines, based on the qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected to adopt the amendments in connection with the performance of its annual goodwill impairment test as of September 30, 2011.

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

Landauer’s radiation monitoring business is a mature business and growth in numbers of customers is modest. In recent years, the Company’s strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has been developing new platforms and formats for its OSL technology, such as InLight® and RadLight®, to gain access to markets where the Company previously did not have a significant presence, such as smaller in-house and commercial laboratories, nuclear power facilities, tactical military monitoring and hospitals to support monitoring of patient exposure to radiation. Revenue growth in recent years has occurred as a result of entry into new markets through joint ventures and acquisitions, modest unit growth, sales of InLight equipment and badges, and new ancillary services and products. The Company believes pricing in the domestic market has become more competitive and opportunities to obtain regular price increases from its customers will be more limited in the future. The improving, but still challenging economic climate and uncertain impact of healthcare reform has resulted in increased pricing pressure with the Company's healthcare customer base, which is expected to continue into the future.

Through its Global Physics Solutions, Inc. (“GPS”) subsidiary, the Company provides therapeutic and imaging physics services to the medical community. GPS is the leading nationwide provider of medical physics services to hospitals, free standing imaging centers and radiation therapy centers. Medical physics services is a large fragmented market. Since its acquisition of GPS, the Company has continued to acquire smaller regional medical physics practices. Market growth is expected to be driven by: the utilization of radiation in the provision of healthcare; trends towards outsourcing of services in healthcare settings; and a tightening domestic supply of qualified medical physicists.

In November 2011, Landauer completed the acquisition of IZI Medical Products, LLC (“IZI”), a leading provider, internationally and domestically, of high quality medical consumable accessories used in radiology, radiation therapy, and image guided surgery procedures. IZI’s customer base includes buyers at several stages along the supply chain including distributors, manufacturers of image guided navigation equipment, and product end users such as hospitals, radiation oncology clinics, mammography clinics, and imaging centers. In alignment with treatment trends which increasingly utilize radiation for the diagnosis and treatment of disease, as well as growing demand for minimally invasive procedures, IZI products provide the ability to increase procedural accuracy while decreasing procedural time.

Results of Operations

In connection with the acquisition of IZI during the first quarter of fiscal 2012, the Company began to operate in three reportable segments, Radiation Monitoring, Medical Physics and Medical Products. Additional information on the Company’s reportable segments is contained under the footnote “Segment Information” herein.

Comparison of the Three Months Ended March 31, 2012 and March 31, 2011

Revenues for the second fiscal quarter of 2012 were $39.1 million, an increase of $6.8 million, or 20.9% compared with revenues of $32.3 million for the same quarter in fiscal 2011. The Medical Physics segment contributed an increase of $2.9 million and the new Medical Products segment increased revenues by $4.0 million. The Radiation Monitoring segment experienced a reduction of $0.1 million.

Cost of sales for the second fiscal quarter of 2012 was $16.0 million, an increase of $4.4 million, or 38.1%, compared with cost of sales of $11.6 million for the same quarter in fiscal 2011. The cost of sales increase was largely due to $2.7 million associated with acquired companies purchased subsequent to the prior year’s comparable quarter, and another $0.5 million due to the mix of lower margin equipment sales, including sales of readers and service badges to Nagase-Landauer for the Japan Defense Force, and in support of increased dosimetry services, including monitoring of Fukushima area citizens. Gross margins were 59.0% for the second fiscal quarter of 2012, compared with 64.1% for the second fiscal quarter of 2011. The decline in gross margin rate was primarily due to an increase in Medical Physics segment revenues, which has lower margins compared to the Radiation Monitoring and Medical Products segments, along with lower margin equipment sales in the quarter.

Total operating expenses for the second fiscal quarter of 2012 were $12.9 million, an increase of $4.1 million, or 46.1%, compared with operating expenses of $8.8 million for the same quarter in fiscal 2011. The operating expenses increase was due to $1.5 million associated with acquired companies purchased subsequent to the prior year’s comparable quarter, $0.7 million due to timing of the recording of incentive compensation expenses associated with improved operating performance in fiscal 2012 versus fiscal 2011, investment in research and development in support of military and first responder initiatives, investment in customer facing organizations, and expenses related to the company’s IT systems initiative. For the second fiscal quarter of 2012, total operating expenses before $0.3 million of non-recurring acquisition expenses, $0.3 million of IT platform enhancement related expenses, and $0.6 million of non-cash stock based compensation expenses were $11.7 million, for an operating margin of 29.9% of total revenues. This compares with the $8.0 million reported for the second fiscal quarter of 2011, before $0.1 million of non-recurring acquisition expenses, $0.2 million of IT platform enhancement related expenses, and $0.5 million of non-cash stock based compensation expenses, for an operating margin of 24.7% of total revenues in the prior year period.

Operating income for the second fiscal quarter of 2012 was $10.1 million, a decrease of $1.8 million, or 14.6% compared with operating income of $11.9 million for the same quarter in fiscal 2011. The decrease in operating income was primarily driven by a decline of $4.1 million in the Radiation Monitoring segment due principally to an increased mix of lower margin sales and higher operating expenses, offset by an increase of $0.3 million in the Medical Physics segment, and the addition of the Medical Products segment which contributed $2.0 million in operating income. Adjusted operating income, before non-recurring acquisition expenses, IT platform enhancement related expenses, and non-cash stock based compensation expenses, for the second fiscal quarter of 2012 was $11.3 million, a 10.6% decrease compared with adjusted operating income on a relative basis of $12.7 million for the second fiscal quarter of 2011.

Net other income for the second fiscal quarter of 2012 was $0.2 million, a decrease of $0.3 million, or 63.9%, from the prior year quarter. An increase of $0.5 million in the equity in income of joint ventures was offset by a $0.8 million increase in interest expense associated with borrowings to acquire IZI in the first fiscal quarter of 2012.

The effective tax rate was 30.0% and 34.6% for the second fiscal quarters of 2012 and 2011, respectively. The decline in the effective tax rate was due primarily to the cumulative effect of prior year foreign tax credits that were approved during the second fiscal quarter of 2012.

Net income for the second fiscal quarter ended March 31, 2012 was $7.1 million, a decrease of $0.9 million, or 11.1% compared with $8.0 million for the second fiscal quarter of 2011. Excluding the costs associated with the acquisitions, IT platform enhancement, and non-cash stock based compensation, net income was $8.0 million, as compared to $8.6 million in the prior year period. The resulting diluted earnings per share for the second fiscal quarter of 2012 were $0.85, excluding $0.10 per diluted share of acquisition, IT platform enhancement, and non-cash stock based compensation expenses. This compares with $0.91, excluding $0.06 per diluted share of acquisition, IT platform enhancement, and non-cash stock based compensation expenses, for the second fiscal quarter of 2011.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) were $ 13.7 million, a 3.0% decrease compared with $14.1 million in the comparable prior year period. The decrease was due primarily to higher cost of sales based on revenue mix and higher selling, general and administrative expenses for the second fiscal quarter of 2012 partially offset by favorable equity in income of joint ventures. Adjusted earnings before interest, taxes, depreciation and amortization, acquisition related expenses, IT platform enhancement expenses, and non-cash stock based compensation expenses (“Adjusted EBITDA”) were $14.9 million, consistent with the comparable prior year period. A reconciliation of net income to EBITDA and Adjusted EBITDA is included herein under this Item 2.

The following is a discussion of the Company’s segment operating results.

Radiation Monitoring Segment

Radiation Monitoring revenues for the second fiscal quarter of 2012 decreased 0.6%, or $0.1 million, from the second fiscal quarter of 2011 to $27.4 million. International Radiation Monitoring organic revenue increases were offset by foreign exchange losses.

Radiation Monitoring operating income for the second fiscal quarter of 2012 decreased to $8.0 million, a 33.5% decrease from $12.1 million in the comparable prior year period. The decrease in operating income was primarily impacted by an increase in lower margin equipment sales both domestically and internationally, and higher selling, general and administrative expenses. Selling, general and administrative costs for the second fiscal quarter of 2012 increased 29.9%, or $2.2 million, from the comparable prior year period, to $9.6 million. The increase was due primarily to a $0.7 million increase in compensation costs, consistent with operating performance expectations and timing of short-term and long-term incentive plans, $0.3 million of increased professional fees, a $0.3 million increase in research and development activities in connection with military and first responder initiatives, a $0.3 million increase from investment in the Company’s customer facing organizations, a $0.2 million increase in employee benefit plan and medical expenses, a $0.2 million increase due to the Company’s IT systems initiative, and $0.2 million of increased spending to support international revenue growth.

Radiation Monitoring adjusted operating income, exclusive of the impact of acquisition related transaction expenses, IT platform enhancement expenses, and non-cash stock based compensation expenses for the second fiscal quarter of 2012 decreased 28.3%, or $3.7 million, to $9.2 million compared with adjusted operating income of $12.9 million for the second quarter of fiscal 2011.

Corporate expenses for shared functions are recognized in the Radiation Monitoring segment where they have been reported historically. Acquisition and reorganization costs are not allocated to the segments. As the Company’s business model evolves in increased complexity, management may determine it necessary to change this reporting practice to reflect any appropriate allocations.

Medical Physics Segment

Medical Physics revenues for the second fiscal quarter of 2012 increased 60.2%, or $2.9 million, from the comparable period in 2011 to $7.7 million on $0.7 million of organic growth and $2.2 million due to the contribution of acquired companies. The Medical Physics segment operating income of $0.1 million, or 1.4% of revenues, increased $0.3 million as compared to a loss of $0.2 million, or 4.0% of revenues, in the second fiscal quarter of 2011. The improvement in operating income was primarily due to operating efficiencies in the organic Medical Physics business and higher episodic equipment commissioning sales leveraging a relatively fixed cost structure, as well as higher volume sales inclusive of acquired companies.

Medical Products Segment

With the acquisition of IZI on November 14, 2011, the Company now operates in a third reportable segment. The Medical Products segment provides medical consumable accessories used in radiology, radiation therapy, and image guided surgery procedures. Medical products range from consumables used with MRI, CT, and mammography technologies to highly engineered passive reflective markers used during image guided surgery procedures. Medical Products revenues for the second fiscal quarter of 2012 were $4.0 million. Medical Products operating income was $2.0 million or 49.7% of revenues for the second fiscal quarter of 2012. Given the acquisition of IZI was completed during the first quarter of fiscal 2012, there is no direct comparison to the prior year quarter.

Comparison of the Six Months Ended March 31, 2012 and March 31, 2011

Revenues for the first six months of fiscal 2012 were $75.8 million, an increase of $15.0 million, or 24.7% compared with revenues of $60.8 million for the same period in fiscal 2011. The Medical Physics segment and the Radiation Monitoring segment contributed an increase of $5.8 million and $3.0 million, respectively. The contribution of the new Medical Products segment increased revenues by $6.2 million.

Cost of sales for the first six months of fiscal 2012 was $30.9 million, an increase of $8.2 million, or 36.4%, compared with cost of sales of $22.7 million for the same period in fiscal 2011. The increase in cost of sales was primarily driven by $4.9 million associated with acquired companies purchased subsequent to the prior year’s comparable period, cost of sales associated with $2.2 million of sales from the Company’s ongoing military and first responder initiatives, and the impact of the mix of lower margin equipment sales within Radiation Monitoring. Gross margins were 59.2% for the first six months of fiscal 2012, compared with 62.7% for the first six months of fiscal 2011. The decline in gross margin rate was primarily due to a shift in the mix of cost of sales resulting from the overall growth of the Medical Physics segment, which has lower margins compared to the Radiation Monitoring and Medical Products segments, along with lower margin equipment sales.

Total operating expenses for the first six months of fiscal 2012 were $27.1 million, an increase of $9.0 million, or 50.1%, compared with operating expenses of $18.1 million for the same period in fiscal 2011. The operating expenses increase was due to $2.9 million associated with acquired companies purchased subsequent to the prior year’s comparable period, $1.0 million due to timing of the recording of incentive compensation expenses associated with improved operating performance in fiscal 2012 versus fiscal 2011, $0.5 million due to performance against incentive compensation plans, investment in research and development in support of military and first responder initiatives, investment in customer facing organizations, expenses supporting international growth, and expenses related to the Company’s IT systems initiative. For the first six months of fiscal 2012, total operating expenses before $2.2 million of non-recurring acquisition expenses, $0.6 million of IT platform enhancement related expenses, and $1.4 million of non-cash stock based compensation expenses were $22.9 million, for an operating margin of 30.3% of total revenues. This compares with the $16.3 million reported for the first six months of fiscal 2011, before $0.2 million of non-recurring acquisition expenses, $0.6 million of IT platform enhancement related expenses, and $1.0 million of non-cash stock based compensation expenses, for an operating margin of 26.8% of total revenues in the prior year period.

Operating income for the first six months of fiscal 2012 was $17.7 million, a decrease of $2.3 million, or 11.5% compared with operating income of $20.0 million for the same period in fiscal 2011. The decrease in operating income was primarily driven by a $2.0 million increase in acquisition costs incurred in the first fiscal quarter of 2012, which primarily related to the acquisition of IZI. An additional decline of $4.4 million in Radiation Monitoring operating income, due primarily to the higher operating expenses, was partially offset by an increase in operating income of $1.7 million in the Medical Physics segment and the addition of the Medical Products segment which contributed $2.4 million in operating income. Adjusted operating income, before non-recurring acquisition expenses, IT platform enhancement related expenses, and non-cash stock based compensation expenses, for the first six months of fiscal 2012 was $21.9 million, compared with adjusted operating income, on a relative basis, of $21.8 million for the first six months of fiscal 2011.

Net other income for the first six months of fiscal 2012 was $0.5 million, a decrease of $0.7 million, or 59.1%, from the comparable prior year period. An increase of $0.8 million in the equity in income of joint ventures was offset by a $1.5 million increase in interest expense associated with borrowings to acquire IZI in the first fiscal quarter of 2012.

The effective tax rate was 32.2% and 33.2% for the first six months of fiscal 2012 and 2011, respectively.

Net income for the first six months of fiscal 2012 was $12.0 million, a decrease of $1.8 million, or 12.9% compared with $13.8 million for the same period in fiscal 2011. Excluding the costs associated with the acquisitions, IT platform enhancement, and non-cash stock based compensation, net income was $14.9 million, as compared to $15.0 million in the comparable prior year period. The resulting diluted earnings per share for the six month period ended March 31, 2012 were $1.59 per share, excluding $0.32 per diluted share of acquisition, IT platform enhancement, and non-cash stock based compensation expenses. This compares with $1.60 per share, excluding $0.13 per diluted share of acquisition, IT platform enhancement, and non-cash stock based compensation expenses, for the six month period ended March 31, 2011.

EBITDA for the first six months of fiscal 2012 were $24.2 million, a 1.0% decrease compared with $24.4 million in the comparable prior year period. The decrease was due primarily to higher cost of sales based on revenue mix and higher selling, general and administrative expenses for the first six months of fiscal 2012, partially offset by favorable equity in income of joint ventures. Adjusted EBITDA for the first six months of fiscal 2012 were $28.4 million, an 8.2% increase compared with $26.3 million in the comparable prior year period. Adjusted Free Cash Flow (Adjusted EBITDA, plus or minus changes in working capital, less capital expenditures) for the first six months of fiscal 2012 was $21.8 million, an 11.4% increase over the comparable prior year period of $19.6 million due principally to improved working capital partially offset by increased capital expenditures. A reconciliation of net income to EBITDA, Adjusted EBITDA, and Adjusted Free Cash Flow is included herein under this Item 2.

The following is a discussion of the Company’s segment operating results.

Radiation Monitoring Segment

Radiation Monitoring revenues for the first six months of fiscal 2012 increased 5.8%, or $3.0 million, from the first six months of fiscal 2011 to $54.4 million. Of the increase, $2.1 million was related to the impact of higher equipment sales, primarily from the Company’s ongoing initiatives with the military market. International Radiation Monitoring revenues increased 5.9%, or $0.9 million, from the comparable prior year period, driven primarily by organic growth in most regions, including both equipment sales and service revenues.

Radiation Monitoring operating income for the first six months of fiscal 2012 decreased to $14.3 million, a 30.7% decrease from $20.7 million in the comparable prior year period, impacted by a $2.0 million increase in acquisition related expenses, primarily related to IZI, $0.3 million from the increase and mix in lower margin equipment sales both domestically and internationally, and higher selling, general and administrative expenses. Selling, general and administrative costs for the first six months of fiscal 2012 increased 27.2%, or $4.1 million, to $19.2 million. The increase was due primarily to a $1.5 million increase in compensation costs, consistent with operating performance expectations and timing of short-term and long-term incentive plans, $0.5 million of increased spending to support international revenue growth, a $0.5 million increase in employee benefit plan and medical expenses, a $0.4 million increase in research and development activities in connection with the military and first responder initiatives, a $0.6 million investment in customer facing organizations, and $0.3 million of increased professional fees.

Radiation Monitoring adjusted operating income, exclusive of the impact of acquisition related transaction expenses, IT platform enhancement expenses, and non-cash stock based compensation expenses for the first six months of fiscal 2012 decreased 17.5%, or $4.0 million, to $18.5 million compared with adjusted operating income of $22.5 million for the comparable period in fiscal 2011.

Corporate expenses for shared functions are recognized in the Radiation Monitoring segment where they have been reported historically. Acquisition and reorganization costs are not allocated to the segments. As the Company’s business model evolves in increased complexity, management may determine it necessary to change this reporting practice to reflect any appropriate allocations.

Medical Physics Segment

Medical Physics revenues for the first six months of fiscal 2012 increased 62.0%, or $5.8 million, from the comparable period in 2011 to $15.1 million on $1.7 million of organic growth and $4.1 million due to the impact of acquired companies. The Medical Physics segment operating income of $1.0 million, or 6.6% of revenues, increased $1.7 million as compared to a loss of $0.7 million, or 7.0% of revenues, in the first six months of fiscal 2011. The improvement in operating income was primarily due to operating efficiencies in the core Medical Physics business and higher episodic equipment commissioning sales leveraging a relatively fixed cost structure, as well as higher volume sales inclusive of acquired companies.

Medical Products Segment

With the acquisition of IZI on November 14, 2011, the Company now operates in a third reportable segment, Medical Products. Revenues for the period from the date of acquisition through March 31, 2012 were $6.2 million. Medical Products operating income was $2.4 million or 38.2% of revenues for the same period. Given the acquisition of IZI was completed during the first quarter of fiscal 2012, there is no direct comparison to the prior year six month period.

Liquidity and Capital Resources

Cash and cash equivalents increased $10.8 million to $18.7 million during the first half of fiscal 2012. The increase in cash on hand was consistent with a change in working capital management associated with the Company’s existing credit agreement which does not have a daily cash sweep feature against borrowings, resulting in an increase in cash on hand to meet operational needs. The Company’s primary sources of liquidity are cash flows from operations and funds available under its syndicated credit facility. The Company’s prior facility (“old credit agreement”) was terminated in November 2011, when it was replaced by the new syndicated facility. No early termination penalties were incurred by Landauer in connection with the termination of the old credit agreement.

Cash provided by operating activities for the six months ended March 31, 2012 was $18.6 million compared to $16.9 million in the first six months of fiscal 2011. The increase in operating cash flow was driven by improved receivables performance, and a reduction in inventory, partially offset by lower accounts payable growth, and higher prepaid expenses in fiscal 2012.

Adjusted Free Cash Flow provided by operating activities for the six months ended March 31, 2012 was $21.8 million, an increase of $2.2 million from the fiscal first half of 2011. The increase benefited from a tax refund during the first half of fiscal 2012, which was partially offset by an increase in capital expenditures.

Cash used by investing activities for the first six months of fiscal 2012 included $98.3 million used for the Company’s acquisitions of joint ventures and businesses, primarily IZI, as described under the footnote “Business Combinations” herein, compared to $1.6 million used in the first six months of fiscal 2011 for the establishment of an unconsolidated joint venture in Turkey and the acquisition of a medical physics practice in Florida. Investing activities during the six months ended March 31, 2012 included $0.6 million for the purchase of trading securities and net earnings thereon, primarily related to the Company’s funding of its deferred compensation program in a Rabbi Trust arrangement. During the first half of fiscal 2011, the Company funded its deferred compensation program with an additional $1.3 million for the chief executive officer’s additional benefit, per his amended employment agreement. The Company’s acquisitions of property, plant and equipment during the first six months of fiscal 2012 and 2011 were $7.4 million and $5.7 million, respectively.

Included in the acquisitions of property, plant and equipment were costs of $5.1 million and $4.2 million for the six months ended March 31, 2012 and 2011, respectively, for the Company’s IT platform enhancement initiative. The project consists of three phases, of which two phases were implemented in fiscal 2011. The total project cost, including non-capitalized costs, is estimated currently to be approximately $53 million to $57 million, of which $43.0 million was incurred as of the end of fiscal 2011. However, as the Company is currently completing an evaluation of anticipated future costs, these amounts may change. Once fully operational, the new IT platform will require ongoing maintenance expenditures at levels higher than the Company has traditionally experienced. Total capital expenditures for fiscal 2012 are expected to be approximately $10 million to $12 million, including approximately $7 million to $9 million for the Company’s IT platform initiative. The Company anticipates that funds for these capital improvements will be provided from operations.

Financing activities for the six months ended March 31, 2012 were comprised primarily of long-term borrowings on the new credit agreement, net borrowings on the Company’s old credit agreement and payments of cash dividends to shareholders. During the first six months of fiscal 2012, the Company funded cash dividends of $10.4 million, or $0.55 per share, for the first quarter of fiscal 2012 and the fourth quarter of fiscal 2011. During the first six months of fiscal 2011, the Company funded cash dividends of $15.4 million, or $0.55 per share for the first and second quarters of fiscal 2011 and $0.5375 per share for the fourth quarter of fiscal 2010. Such amounts were provided from operations.

In fiscal 2010, the Company borrowed $18.0 million under its old credit agreement, originally dated October 5, 2007. As of September 30, 2011, all borrowings were classified as a current liability as the old credit agreement contained a subjective acceleration clause as well as a Company elected arrangement which provided for automatic draws or pay downs on the credit agreement on a daily basis after taking into account operating cash needs. As of September 30, 2011, the Company had borrowings of $19.8 million outstanding under the old credit agreement. In connection with its acquisition of IZI in November 2011, the Company terminated the old credit agreement.

On November 14, 2011, Landauer entered into a five-year syndicated revolving credit agreement with a group of lenders, pursuant to which, the Company was provided a senior secured reducing revolving credit facility (“new credit agreement”). The Company borrowed $132.9 million under the new credit agreement to finance the IZI acquisition, to refinance existing indebtedness under the old credit agreement and to fund certain fees and expenses associated with the closing of the new credit facility. The new credit agreement matures on November 14, 2016, and is be secured by a first-priority perfected security interest in substantially all of the tangible and intangible assets of Landauer and its existing and future material domestic subsidiaries, including a pledge of 100% of the stock of each domestic subsidiary and a pledge of 66% of the stock of each first-tier foreign subsidiary.

Borrowings under the new credit agreement bear interest, at Landauer’s option, at a rate equal to either (a) the rate per annum for deposits in U.S. Dollars as reflected on the Reuters Screen LIBOR01 as of 11:00 a.m. (London, England time) for the interest period relevant to such borrowing (adjusted for any statutory reserve requirements for Eurocurrency liabilities) plus the applicable margin (the “LIBO Rate”) or (b) the greatest of (i) the federal funds rate for the borrowing day plus 0.5%, (ii) the prime rate in effect on the borrowing day and (iii) the LIBO Rate for deposits in dollars for a one month interest period on the borrowing day plus 1.0%, plus the applicable margin. Loans under the credit facility may be prepaid at any time without penalty, subject to, in the case of loans bearing interest on the LIBO Rate, payment of customary breakage costs for prepayments made prior to the last day of the applicable interest period. At March 31, 2012 the applicable interest rate for the base and LIBOR rate separately was 5.0% and 2.992% per annum, respectively.

Borrowings under the new credit agreement are classified as long-term debt. As of March 31, 2012, the Company repaid $3.8 million of the borrowings under the new credit facility. Based on current business plans and projected operating cash flows, the Company anticipates repayments of borrowings under the new credit agreement within the next twelve months and continued usage of the revolving facility beyond the next twelve months.

The new credit agreement includes limitations on indebtedness, liens, investments and acquisitions, loans and advances, mergers and consolidations, sales of assets, and dividends, stock repurchases and other restricted payments. In addition, the new credit agreement requires that Landauer maintain a minimum net worth at all times of $65 million, maintain a maximum leverage ratio ranging between 3.00 to 1.00 and 2.50 to 1.00 as applicable for each fiscal quarter and maintain a minimum fixed charge coverage ratio ranging between 1.15 to 1.00 and 1.35 to 1.00 as applicable for each fiscal quarter. The new credit agreement also includes customary events of default, including but not limited to failure to pay any principal when due or any interest, fees or other amounts within three business days when due, default under any covenant or any agreement in any loan document, cross-default with other debt agreements, bankruptcy and change of control. As of March 31, 2012, the Company was in compliance with the covenants contained in the credit agreement.

Landauer requires limited working capital for its operations as many of its Radiation Monitoring customers pay for services in advance. Such advance payments, reflected on the balance sheet as “Deferred Contract Revenues,” amounted to $15.5 million and $14.7 million, respectively, as of March 31, 2012 and September 30, 2011. While these amounts represent approximately 38.7% and 25.4% of current liabilities as of March 31, 2012 and September 30, 2011, respectively, such amounts do not represent a cash obligation.

Landauer offers radiation monitoring services in Australia, Brazil, Canada, China, France, Japan, Mexico, Sweden, Turkey and the United Kingdom. The Company’s operations in these markets generally do not depend on significant capital resources. The Company has sufficient cash and cash equivalents available for use in the United States to fund current operations without drawing on the permanently reinvested funds held by its foreign operations.

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

Fiscal 2012 Outlook

Landauer’s business plan for fiscal 2012 currently anticipates aggregate revenues for the year to be in the range of $150 to $157 million, which includes 10 months of contributions from the recent IZI acquisition. The business plan also anticipates:

▪	$4.2 million ($2.8 million net of tax) of non-recurring expense spending to support the successful completion of the Company’s IT Platform systems initiative and the related post implementation support.
▪	Incremental depreciation and amortization over fiscal 2011 of $1.0 million ($0.7 million net of tax) related to the deployment of the final phase of the Company’s IT systems initiative in the third quarter of fiscal 2012.
▪	The accretive impact of the November 2011 acquisition of IZI is anticipated to produce $1.1 million to $1.5 million of net income for the 10 months included in fiscal 2012.
▪	The blended effective tax rate for the full fiscal year is anticipated to be within a range of 31 percent to 33 percent.

Based upon the above assumptions, the Company anticipates reported net income for fiscal 2012 in the range of $21 to $23 million and Adjusted EBITDA expected for fiscal 2012 in the range of $53 to $57 million. In addition, the Company will begin to receive an annual cash tax benefit of approximately $2 million as a result of the structure of the acquisition of IZI.

Use of Non-Generally Accepted Accounting Principles (“GAAP”) Financial Measures

In evaluating the Company’s financial performance and outlook, management uses EBITDA, Adjusted EBITDA and Adjusted Free Cash Flow. These are non-GAAP measures. Management believes that such measures supplement evaluations using operating income, net income, and diluted earnings per share and other GAAP measures, and are a useful indicator for investors. These indicators can help readers gain a meaningful understanding of the Company’s core operating results and future prospects without the effect of non-recurring and non-cash items and the Company’s ability to generate cash flows from operations that are available for taxes, capital expenditures, and debt repayment. Investors should recognize that these non-GAAP measures might not be comparable to similarly titled measures of other companies. These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows or liquidity prepared in accordance with accounting principles generally accepted in the United States. The following tables reconcile non-GAAP measures to those measures prepared in accordance with accounting principles generally accepted in the United States.

Reconciliation of Net Income to Adjusted Earnings before Interest, Taxes, Depreciation and Amortization

	Three Months Ended March 31,
	2012	2011
Net income attributed to Landauer, Inc.	$7,110	$7,997
Add back:
Interest expense, net	771	(13)
Income taxes	3,104	4,294
Depreciation and amortization	2,674	1,806
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$13,659	$14,084
Adjustments:
Non-cash stock-based compensation expenses	624	518
IT platform enhancements expenses	306	232
Acquisition and reorganization costs	312	115
Sub-total adjustments	1,242	865
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)	$14,901	$14,949

	Six Months Ended March 31,
	2012	2011
Net income attributed to Landauer, Inc.	$12,035	$13,816
Add back:
Interest expense, net	1,299	(4)
Income taxes	5,846	7,031
Depreciation and amortization	5,030	3,604
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$24,210	$24,447
Adjustments:
Non-cash stock-based compensation expenses	1,454	945
IT platform enhancements expenses	588	646
Acquisition and reorganization costs	2161	212
Sub-total adjustments	4,203	1,803
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)	$28,413	$26,250

Reconciliation of EPS to Adjusted EPS

	Three Months Ended March 31,
	2012	2011
Net income attributed to Landauer, Inc.	$7,110	$7,997

Sub-total adjustments	1,242	865
Income taxes on adjustments	(373)	(299)
Adjustments, net	869	566

Adjusted net income	$7,979	$8,563

Adjusted net income per diluted share	$0.85	$0.91
Weighted average diluted shares outstanding	9,402	9,377

	Six Months Ended March 31,
	2012	2011
Net income attributed to Landauer, Inc.	$12,035	$13,816

Sub-total adjustments	4,203	1,803
Income taxes on adjustments	(1,353)	(599)
Adjustments, net	2,850	1,204

Adjusted net income	$14,885	$15,020

Adjusted net income per diluted share	$1.59	$1.60
Weighted average diluted shares outstanding	9,387	9,367

Adjusted Free Cash Flow

	Six Months Ended March 31,
	2012	2011
Adjusted EBITDA	$28,413	$26,250
Change in working capital	745	(1,021)
Capital expenditures	(7,358)	(5,653)
Adjusted Free Cash Flow	$21,800	$19,576

Forward-Looking Statements

Certain matters contained in this report, including the information contained under the heading “Fiscal 2012 Outlook” in Item 2 of this Quarterly Report on Form 10-Q, constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties. These include the following, without limitation: assumptions, risks and uncertainties associated with the Company’s future performance, the Company’s development and introduction of new technologies in general; the ability to protect and utilize the Company’s intellectual property; continued customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (OSL) technology to new platforms and formats; military and other government funding for the purchase of certain of the Company’s equipment and services; the impact on sales and pricing of certain customer group purchasing arrangements; changes in spending or reimbursement for medical products or services; the costs associated with the Company’s research and business development efforts; the usefulness of older technologies and related licenses and intellectual property; the effectiveness of and costs associated with the Company’s IT platform enhancements; the anticipated results of operations of the Company and its subsidiaries or ventures; valuation of the Company’s long-lived assets or business units relative to future cash flows; changes in pricing of products and services; changes in postal and delivery practices; the Company’s business plans; anticipated revenue and cost growth; the ability to integrate the operations of acquired businesses and to realize the expected benefits of acquisitions; the risks associated with conducting business internationally; costs incurred for potential acquisitions or similar transactions; other anticipated financial events; the effects of changing economic and competitive conditions, including instability in capital markets which could impact availability of short and long-term financing; the timing and extent of changes in interest rates; the level of borrowings; foreign exchange rates; government regulations; accreditation requirements; changes in the trading market that affect the costs of obligations under the Company’s benefit plans; and pending accounting pronouncements. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from what is anticipated today. These risks and uncertainties also may result in changes to the Company’s business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth in Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures about Market Risk” and information contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2011 and other reports filed by the Company, from time to time, with the SEC. The Company does not undertake, and expressly disclaims, any duty to update any forward-looking statement whether as a result of new information, future events or changes in the Company’s expectations, except as required by law.

Recently Issued Accounting Pronouncements

During the first six months of fiscal 2012, there were no new accounting pronouncements issued, which would have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued amendments to its goodwill impairment guidance. The amendments provide an option for entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless it determines, based on the qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected to adopt the amendments in connection with the performance of its annual goodwill impairment test as of September 30, 2011.

Critical Accounting Policies

The critical accounting policies followed by the Company are set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The Company believes that at March 31, 2012, there have been no material changes to this information.

Item 3.  quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk, including changes in foreign currency exchange rates. These risks are set forth in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through March 31, 2012.

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

IZI’s total assets and total revenues represented approximately 34% and 8%, respectively, of consolidated total assets and consolidated total revenues of the Company as of and for the six month period ended March 31, 2012.  The exclusion of the acquired business is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from management’s scope in the year of acquisition.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2012 were effective.

Changes in Internal Control Over Financial Reporting

Management is in the process of integrating IZI operations and internal controls and procedures.  The Company intends to extend its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include IZI by September 30, 2012. There were no other changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of March 31, 2012, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

Item 1A.  Risk Factors

Information regarding risk factors are set forth in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through March 31, 2012.

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

LANDAUER, INC.

Date: May 8, 2012	/s/ Michael K. Burke
Michael K. Burke
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

