Form 10-Q
period 2012-06-30
LANDAUER INC
filed 2012-08-07
CIK 825410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐ No ☒

Number of shares of Common Stock, $.10 par value, outstanding at July 26, 2012: 9,451,563.

1

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in Thousands)	June 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$19,174	$7,914
Receivables, net of allowances of $893 and $794, respectively	31,771	25,516
Inventories	7,159	8,286
Prepaid income taxes	147	4,921
Prepaid expenses and other current assets	4,315	4,005
Current assets	62,566	50,642
Property, plant and equipment, at cost	108,504	96,798
Accumulated depreciation	(52,812)	(49,157)
Net property, plant and equipment	55,692	47,641
Equity in joint ventures	11,460	10,699
Goodwill	105,911	39,962
Intangible assets, net of accumulated amortization of $8,884 and $7,355, respectively	38,677	10,908
Dosimetry devices, net of accumulated depreciation of $10,899 and $9,728, respectively	6,351	5,618
Other assets	5,591	3,186
Assets	$286,248	$168,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,162	$5,457
Dividends payable	5,354	5,301
Deferred contract revenues	16,651	14,713
Short-term debt	0	19,805
Accrued compensation and related costs	6,449	5,607
Other accrued expenses	5,944	7,066
Current liabilities	42,560	57,949
Non-current liabilities:
Long-term debt	127,587	0
Pension and postretirement obligations	14,613	14,202
Deferred income taxes	14,872	12,805
Other non-current liabilities	1,069	1,292
Non-current liabilities	158,141	28,299
Stockholders’ equity:
Preferred stock, $.10 par value per share, authorized 1,000,000 shares; none issued	0	0
Common stock, $.10 par value per share, authorized 20,000,000 shares; 9,512,973 and 9,462,807 shares issued and outstanding at June 30, 2012 and September 30, 2011, respectively	951	946
Additional paid in capital	35,867	33,791
Accumulated other comprehensive loss	(5,087)	(3,129)
Retained earnings	52,665	49,724
Landauer, Inc. stockholders’ equity	84,396	81,332
Noncontrolling interest	1,151	1,076
Stockholders’ equity	85,547	82,408
Liabilities and Stockholders’ Equity	$286,248	$168,656

The accompanying notes are an integral part of these financial statements.

.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands, Except per Share)	2012	2011	2012	2011
Net revenues	$39,205	$29,158	$114,968	$89,923

Costs and expenses:
Cost of sales	17,357	12,077	48,292	34,764
Selling, general and administrative	12,251	9,231	37,216	27,090
Acquisition and reorganization costs	348	18	2,509	230
Costs and expenses	29,956	21,326	88,017	62,084

Operating income	9,249	7,832	26,951	27,839
Equity in income of joint ventures	684	575	2,555	1,701
Interest income (expense), net	(1,113)	14	(2,566)	14
Other income (expense), net	(50)	(65)	0	(48)

Income before taxes	8,770	8,356	26,940	29,506
Income taxes	2,014	2,667	7,860	9,698

Net income	6,756	5,689	19,080	19,808
Less: Net income attributed to noncontrolling interest	190	153	479	456

Net income attributed to Landauer, Inc.	$6,566	$5,536	$18,601	$19,352

Net income per share attributable to Landauer, Inc. shareholders:
Basic	$0.70	$0.59	$1.98	$2.06
Weighted average basic shares outstanding	9,371	9,340	9,357	9,330

Diluted	$0.69	$0.59	$1.97	$2.05
Weighted average diluted shares outstanding	9,412	9,386	9,397	9,376

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Unaudited)

	Landauer, Inc. Stockholders’ Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Addi- tional Paid in Capital	Accumu- lated Other Compre- hensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total Stock- holders’ Equity	Compre- hensive Income (Loss)
Balance September 30, 2011	9,462,807	$946	$33,791	$(3,129)	$49,724	$1,076	$82,408
Stock-based compensation arrangements	50,166	5	2,076	0	0	0	2,081
Dividends	0	0	0	0	(15,660)	(324)	(15,984)
Net income	0	0	0	0	18,601	479	19,080	$19,080
Foreign currency translation adjustment	0	0	0	(2,194)	0	(80)	(2,274)	(2,274)
Defined benefit pension and postretirement plans activity	0	0	0	236	0	0	236	236
Comprehensive Income								$17,042
Balance June 30, 2012	9,512,973	$951	$35,867	$(5,087)	$52,665	$1,151	$85,547

	Landauer, Inc. Stockholders’ Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Addi- tional Paid in Capital	Accumu- lated Other Compre- hensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total Stock- holders’ Equity	Compre- hensive Income (Loss)
Balance September 30, 2010	9,452,765	$945	$32,688	$(783)	$45,940	$913	$79,703
Stock-based compensation arrangements	37,442	4	1,502	0	0	0	1,506
Dividends	0	0	0	0	(15,574)	(241)	(15,815)
Net income	0	0	0	0	19,352	456	19,808	$19,808
Foreign currency translation adjustment	0	0	0	1,594	0	37	1,631	1,631
Defined benefit pension and postretirement plans activity	0	0	0	(5)	0	0	(5)	(5)
Comprehensive Income								$21,434
Balance June 30, 2011	9,490,207	$949	$34,190	$806	$49,718	$1,165	$86,828

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	June 30,
(Dollars in Thousands)	2012	2011
Cash flows from operating activities:
Net income	$19,080	$19,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,752	5,750
Equity in income of joint ventures, net of dividends	(1,162)	(790)
Stock-based compensation and related net tax benefits	2,361	1,636
Current and long-term deferred taxes, net	2,430	(105)
Increase in accounts receivable, net	(4,480)	(1,505)
Decrease in prepaid taxes	4,774	5,160
Other operating assets, net	(2,265)	(3,459)
Other operating liabilities, net	1,963	1,673
Net cash provided by operating activities	30,453	28,168

Cash flows used by investing activities:
Acquisition of property, plant and equipment	(11,476)	(9,627)
Acquisition of joint ventures and businesses, net of cash acquired	(98,297)	(1,800)
Other investing activities, net	(754)	(1,844)
Net cash used by investing activities	(110,527)	(13,271)

Cash flows provided (used) by financing activities:
Net borrowings on revolving credit facility	(19,805)	378
Long-term borrowings - proceeds	132,887	-
Long-term borrowings - repayment	(5,300)	-
Dividends paid to stockholders	(15,607)	(15,413)
Other financing activities, net	(273)	(110)
Net cash provided (used) by financing activities	91,902	(15,145)

Effects of foreign currency translation	(568)	608

Net increase in cash and cash equivalents	11,260	360
Opening balance - cash and cash equivalents	7,914	7,659
Ending balance - cash and cash equivalents	$19,174	$8,019

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

(Dollars in thousands)

(1)        Basis of Presentation

The accompanying unaudited consolidated financial statements reflect the financial position of Landauer, Inc. and subsidiaries (“Landauer” or “the Company”), including businesses acquired and investments in joint ventures as of the effective date of the transactions.

The results of operations for the three and nine month periods ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full fiscal year. The September 30, 2011 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The accounting policies followed by the Company are set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. There have been no changes to the accounting policies for the three and nine month periods ended June 30, 2012.

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

IZI’s revenues of $10,454 and net income of $2,719 were recognized in the Company’s consolidated financial statements for the period from November 14, 2011 to June 30, 2012.

Unaudited Proforma Results

The following unaudited proforma summary presents Landauer’s consolidated information as if IZI had been acquired on October 1, 2010.

	Nine months ended June 30,
	2012	2011
Proforma revenues	$117,226	$103,922
Proforma net income attributed to Landauer, Inc.	18,735	18,643

The proforma results include adjustments to IZI’s accounting policies to align with those of Landauer. Certain other adjustments to IZI’s results, together with the consequential tax effects, include: customer freight expense netted against customer freight revenues; increased costs to reflect the impact of the increase, upon acquisition, in finished goods fair value; additional amortization for intangible assets; elimination of management fees charged by IZI’s former majority shareholder; and elimination of IZI’s interest expense related to its pre-existing debt agreements. The proforma adjustments also reflect: additional interest expense incurred in connection with debt financing of the acquisition compared to interest expense under its pre-existing debt agreements; amortization of debt issuance costs; and the income tax impact of these adjustments. The unaudited proforma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of the beginning of the periods presented.

Other Acquisitions

During the first nine months of fiscal 2012, the Company completed the acquisition of a medical physics practice in North Carolina, which was not material to the Company’s consolidated financial statements. During the first nine months of fiscal 2011, the Company established an unconsolidated joint venture in Turkey and completed the acquisition of two diagnostics physics practices, none of which were individually, or in the aggregate, material to the Company's consolidated financial statements.

(3)        Acquisition and Reorganization Costs

Acquisition and reorganization costs for the nine months ended June 30, 2012 and 2011 were $2,509 and $230, respectively. Such expenses were primarily for professional fees with accounting, financial, legal and tax advisors to support the due diligence, transaction structure and accounting for acquisitions, as well as costs in the pursuit of acquisitions that may not be consummated. In fiscal 2012, such expenses primarily supported the acquisition of IZI as described under the footnote “Business Combinations.” In fiscal 2011, such expenses were related to the establishment of an unconsolidated joint venture in Turkey and the acquisition of two medical physics practices.

(4)        Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by reportable segment, for the nine months ended June 30, 2012 were as follows:

	Radiation Measurement	Medical Physics	Medical Products	Total
Goodwill at September 30, 2011	$20,225	$19,737	$0	$39,962
Increase related to acquisitions	0	2,874	64,069	66,943
Effects of foreign currency	(994)	0	0	(994)
Goodwill at June 30, 2012	$19,231	$22,611	$64,069	$105,911

Other intangible assets consisted of the following:

	June 30, 2012		September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists	$40,615	$7,704	$15,645	$6,467
Trademarks and tradenames	3,024	0	1,024	0
Licenses and patents	3,345	623	1,017	331
Other intangibles	577	557	577	557
Intangible assets	$47,561	$8,884	$18,263	$7,355

No impairment of goodwill or other intangible assets was recorded as of June 30, 2012.

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

As of June 30, 2012, the Company’s financial assets measured and recorded at fair value on a recurring basis were comprised of investments in trading securities, which are reported in other long-term assets. The investments are held in a Rabbi trust for benefits under the Company’s deferred compensation plan. Under the plan, participants designate investment options to serve as the basis for measurement of the notional value of their accounts. The investments include a money market fund and mutual funds that are publicly traded. The fair values of the shares or underlying securities of these funds are based on quoted market prices and, therefore, are categorized as Level 1 in the fair value hierarchy.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash equivalents	$44	$0	$0
Mutual funds	2,281	0	0
Total financial assets at fair value	$2,325	$0	$0

	Fair Value Measurements at September 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash equivalents	$27	$0	$0
Mutual funds	1,752	0	0
Total financial assets at fair value	$1,779	$0	$0

As of June 30, 2012, the carrying amount of the Company’s long-term debt approximates fair value as the stated interest rates are variable in relation to prevailing market rates.

(6)        Income Taxes

The effective tax rate was 29.2% and 32.9% for the first nine months of fiscal 2012 and 2011, respectively. The decline in the effective tax rate was due primarily to cumulative prior year credits in a foreign tax jurisdiction that were approved during the first half of the current fiscal year and additional U.S. foreign tax credits and research and development credits for fiscal 2011 realized during the third quarter of fiscal 2012 as a result of filing the U.S. Federal, state and local income tax returns.

As of June 30, 2012, the Company's U.S. income tax returns for fiscal 2008 and subsequent years remained subject to examination by the Internal Revenue Service (“IRS”). As of June 30, 2012, the Company is not currently under any income tax audit by the IRS or any state, local or foreign jurisdictions. State income tax returns generally have statutes of limitations for periods between three and four years from the date of filing. The Company's foreign operations have statutes of limitations on the examination of income tax returns for periods between two and six years.

The Company's reserves for uncertain tax positions are reviewed periodically and are adjusted as events occur that affect the estimated liability for additional taxes, such as the lapsing of applicable statutes of limitations, the conclusion of tax audits and the measurement of additional tax. During the third quarter of fiscal 2012, the Company recorded a $140 tax benefit due to a lapsing of the fiscal year 2008 U.S. statute of limitations. The amount of unrecognized tax benefits and the related interest and penalties at June 30, 2012 was $679. The amount of unrecognized tax benefits and the related interest and penalties expected to reverse within the next year is estimated to be approximately $225 to $245.

On December 23, 2011, the IRS published regulations (in proposed and temporary format) under IRC Section 263(a) on the deduction and capitalization of expenditures related to tangible property, i.e., the “repair regulations.” These regulations are generally effective for taxable years beginning on or after January 1, 2012, or where applicable, to amounts paid or incurred to produce or acquire property in a taxable year beginning on or after such date. On March 7, 2012, additional Revenue Procedures were released addressing sections of the regulations published in December 2011. The Company is currently researching its existing policies, along with the IRS Regulations and Revenue Procedures issued, to understand the impact to the Company's income tax liability. The Company does not expect these regulations and procedures to materially impact its consolidated financial statements.

(7)        Cash Dividends

On May 25, 2012, the Company declared a regular quarterly cash dividend in the amount of $0.55 per share for the third quarter of fiscal 2012. The dividends were paid on July 3, 2012 to shareholders of record as of June 8, 2012. Regular quarterly cash dividends of $0.55 per share, or $2.20 annually, were declared during fiscal 2011.

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

	June 30, 2012	September 30, 2011
Foreign currency translation adjustments	$92	$2,286
Defined benefit pension and postretirement plans activity	(5,179)	(5,415)
Total accumulated other comprehensive loss	$(5,087)	$(3,129)

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

The Company’s time vested restricted stock, which is a participating security, is included in the computation of earnings per share pursuant to the two-class method. Undistributed net income allocated to unvested restricted stock was not material for the three and nine month periods ended June 30, 2012 and 2011. The following table sets forth the computation of net income per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Basic Net Income per Share:
Net income attributed to Landauer, Inc.	$6,566	$5,536	$18,601	$19,352
Less: Income allocated to unvested restricted stock	34	32	101	95
Net income available to common stockholders	$6,532	$5,504	$18,500	$19,257
Basic weighted averages shares outstanding	9,371	9,340	9,357	9,330
Net income per share – Basic	$0.70	$0.59	$1.98	$2.06

Diluted Net Income per Share:
Net income attributed to Landauer, Inc.	$6,566	$5,536	$18,601	$19,352
Less: Income allocated to unvested restricted stock	34	32	101	95
Net income available to common stockholders	$6,532	$5,504	$18,500	$19,257
Basic weighted averages shares outstanding	9,371	9,340	9,357	9,330
Effect of dilutive securities	41	46	40	46
Diluted weighted averages shares outstanding	9,412	9,386	9,397	9,376
Net income per share – Diluted	$0.69	$0.59	$1.97	$2.05

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

The new credit agreement includes limitations on indebtedness, liens, investments and acquisitions, loans and advances, mergers and consolidations, sales of assets, dividends, stock repurchases and other restricted payments. In addition, the new credit agreement requires that Landauer maintain (i) a minimum net worth at all times of $65,000, (ii) a maximum leverage ratio ranging between 3.00 to 1.00 and 2.50 to 1.00, as applicable for each fiscal quarter, and (iii) a minimum fixed charge coverage ratio ranging between 1.15 to 1.00 and 1.35 to 1.00, as applicable for each fiscal quarter. The new credit agreement also includes customary events of default, including but not limited to failure to pay any principal when due or any interest, fees or other amounts within three business days when due, default under any covenant or any agreement in any loan document, cross-default with other debt agreements, bankruptcy and change of control. As of June 30, 2012, the Company was in compliance with the covenants contained in the new credit agreement.

Borrowings under the new credit agreement are classified as long-term debt. As of June 30, 2012, the Company repaid $5,300 of the borrowings under the new credit facility. As of June 30, 2012, the balance outstanding under the Company’s new credit agreement was $127,587. Interest expense on the borrowings under the new and old credit facilities for the nine months ended June 30, 2012 was $2,759. The weighted average interest rate for the base and LIBOR rate was 3.10% for the first nine months of fiscal 2012. At June 30, 2012 the applicable interest rate for the base and LIBOR rate separately was 5.0% and 2.991% per annum, respectively.

(11)      Stock-Based Compensation

Stock-based compensation expenses for restricted share awards totaled $2,115 and $1,486 for the nine months ended June 30, 2012 and 2011, respectively. The total income tax benefit recognized in the unaudited consolidated statements of income related to stock-based compensation was $783 and $556 during the first nine months of fiscal 2012 and 2011, respectively.

Restricted Share Awards

Restricted share transactions during the nine months ended June 30, 2012 were as follows:

	Number of Restricted Share Awards (in thousands)	Weighted- Average Fair Value
Outstanding at October 1, 2011	86	$61.61
Granted	75	51.57
Vested	(12)	60.84
Forfeited	(6)	55.82
Outstanding at June 30, 2012	143	$56.66

The per share weighted average fair value of restricted shares, including restricted stock and performance shares, granted during the nine months ended June 30, 2012 and 2011 was $51.57 and $63.39, respectively. As of June 30, 2012, unrecognized compensation expense related to restricted share awards totaled $4,962 and is expected to be recognized over a weighted average period of 1.38 years. The total fair value of shares vested during the nine months ended June 30, 2012 and 2011 was $709 and $409, respectively.

Stock Options

A summary of stock option activity during the nine months ended June 30, 2012 is presented below:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 1, 2011	90	$45.23
Exercised	(3)	43.35
Outstanding at June 30, 2012	87	45.29	2.5	$1,048
Exercisable at June 30, 2012	87	$45.29	2.5	$1,048

The Company has not granted stock options subsequent to fiscal 2005. As of June 30, 2012, all outstanding stock options were vested and compensation expense related to stock options was recognized in prior fiscal years. The intrinsic value of options exercised totaled $34 and $59 during the first nine months of fiscal 2012 and 2011, respectively. The total income tax benefit recognized in the unaudited consolidated statements of income related to the exercise of stock options was $13 and $22 during the nine months ended June 30, 2012 and 2011, respectively.

(12)      Employee Benefit Plans

The components of net periodic benefit cost for pension and retiree medical plans were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2012	2011	2012	2011
Service cost	$0	$0	$15	$13
Interest Cost	360	363	13	14
Expected return on plan assets	(328)	(345)	0	0
Amortization of prior service credit	0	0	0	(27)
Amortization of net loss	79	26	0	0
Net periodic benefit cost	$111	$44	$28	$0

	Pension Benefits		Other Benefits
	Nine Months Ended June 30,
	2012	2011	2012	2011
Service cost	$0	$0	$44	$39
Interest Cost	1,080	1,090	40	42
Expected return on plan assets	(984)	(1,035)	0	0
Amortization of prior service credit	0	0	0	(83)
Amortization of net loss	236	78	0	0
Net periodic benefit cost (credit)	$332	$133	$84	$(2)

The Company is required for the 2012 plan year, under IRS minimum funding standards, to make a contribution of $356 to its defined benefit pension plan by June 15, 2013.

The Company maintains a 401(k) Retirement Savings Plan for certain employees, which provides for employer matching contributions, and a supplemental defined contribution plan for certain executives, which provides for employer contributions at the discretion of the Company. Amounts expensed for Company contributions under these plans during the first nine months of fiscal 2012 and 2011 were $990 and $875, respectively.

(13)      Segment Information

In connection with the acquisition of IZI during the first quarter of fiscal 2012, the Company began to operate in three reportable segments, Radiation Measurement (formerly Monitoring), Medical Physics and Medical Products. The factors for determining the reportable segments reflect specific markets and the products and services offered combined with the nature of the individual business traits, as well as key financial information reviewed by management. During the third quarter of fiscal 2012, management determined that Radiation Measurement was a more accurate description for Landauer’s expanded portfolio of activities that focus on assessing radiation dose through radiation measurement and monitoring services and the provision of instrumentation for use by medical, research, military and nuclear fuel cycle markets. The Radiation Measurement segment comprises the metrological activities of the business.

The Radiation Measurement segment provides analytical services to determine occupational and environmental radiation exposure. These services are provided primarily to hospitals, medical and dental offices, universities, national laboratories, and nuclear facilities. Radiation Measurement activities also include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from customers, and the analysis and reporting of exposure findings. In addition to providing analytical services, the Radiation Measurement segment leases or sells dosimetry detectors and reading equipment.

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

The Company primarily evaluates performance of the individual segments based upon, among other metrics, segment operating income or loss. Segment operating income or loss is segment revenues less segment cost of sales and segment selling, general and administrative expenses. Corporate expenses for shared functions, including corporate management, corporate finance and human resources, are recognized in the Radiation Measurement segment where they have been reported historically. In addition, acquisition and reorganization costs are not allocated to the segments. Information about net other income, including interest income and expense, and income taxes is not provided at the segment level. As the Company’s business model evolves in increased complexity, management may determine it necessary to change this reporting practice to reflect any appropriate allocations.

The following tables summarize financial information for each reportable segment:

	Three Months Ended June 30, 2012
	Radiation Measurement	Medical Physics	Medical Products	Consolidated
Revenues	$26,926	$8,064	$4,215	$39,205
Operating income	6,813	517	1,919	9,249
Depreciation and amortization	1,803	395	524	2,722
Capital expenditures for property, plant & equipment	3,949	137	32	4,118

	Three Months Ended June 30, 2011
	Radiation Measurement	Medical Physics	Medical Products	Consolidated
Revenues	$23,860	$5,298	$0	$29,158
Operating income	7,790	42	0	7,832
Depreciation and amortization	1,905	241	0	2,146
Capital expenditures for property, plant & equipment	3,786	188	0	3,974

	Nine Months Ended June 30, 2012
	Radiation Measurement	Medical Physics	Medical Products	Consolidated
Revenues	$81,328	$23,186	$10,454	$114,968
Operating income	21,132	1,519	4,300	26,951
Depreciation and amortization	5,415	1,029	1,308	7,752
Capital expenditures for property, plant & equipment	10,986	449	41	11,476

	Nine Months Ended June 30, 2011
	Radiation Measurement	Medical Physics	Medical Products	Consolidated
Revenues	$75,291	$14,632	$0	$89,923
Operating income (loss)	28,449	(610)	0	27,839
Depreciation and amortization	5,077	673	0	5,750
Capital expenditures for property, plant & equipment	9,152	475	0	9,627

	June 30, 2012	September 30, 2011
Segment Assets:
Radiation Measurement	$153,493	$136,950
Medical Physics	37,571	31,706
Medical Products	95,184	0
Consolidated Assets	$286,248	$168,656

(14)      Recently Issued Accounting Pronouncements

During the first nine months of fiscal 2012, there were no new accounting pronouncements issued that would have a material impact on the Company’s consolidated financial statements.

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

In May 2011, the FASB issued guidance amending existing guidance for measuring and disclosing fair value. The new guidance enhances the disclosure requirements primarily for Level 3 fair value measurements. The Company's adoption of the amended guidance at the end of the second quarter of fiscal 2012 did not have a significant impact on the fair value measurements included in the Company's financial statements as of June 30, 2012.

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

Landauer’s radiation measurement business is a mature business and growth in numbers of customers is modest. In recent years, the Company’s strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has been developing new platforms and formats for its OSL technology, such as InLight® and RadLight®, to gain access to markets where the Company previously did not have a significant presence, such as smaller in-house and commercial laboratories, nuclear power facilities, tactical military measurement and monitoring, and hospitals to support measurement and monitoring of patient exposure to radiation. Revenue growth in recent years has occurred as a result of entry into new markets through joint ventures and acquisitions, modest unit growth, sales of InLight equipment and badges, and new ancillary services and products. The Company believes pricing in the domestic market has become more competitive and opportunities to obtain regular price increases from its customers will be more limited in the future. The improving, but still challenging economic climate and uncertain impact of healthcare reform has resulted in increased pricing pressure with the Company's healthcare customer base, which is expected to continue into the future.

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

In November 2011, Landauer completed the acquisition of IZI Medical Products, LLC (“IZI”), a leading provider, internationally and domestically, of high quality medical consumable accessories used in radiology, radiation therapy, and image guided surgery procedures. IZI’s customer base includes buyers at several stages along the supply chain including distributors, manufacturers of image guided navigation equipment, and product end users such as hospitals, radiation oncology clinics, mammography clinics, and imaging centers. In alignment with treatment trends which increasingly utilize radiation for the diagnosis and treatment of disease, as well as growing demand for minimally invasive procedures, IZI products provide the ability to increase procedural accuracy while decreasing procedural time. The Company reports these operating results in the Medical Products reporting segment.

Results of Operations

In connection with the acquisition of IZI during the first quarter of fiscal 2012, the Company began to operate in three reportable segments, Radiation Measurement, Medical Physics and Medical Products. Additional information on the Company’s reportable segments is contained under the footnote “Segment Information” herein.

Comparison of the Three Months Ended June 30, 2012 and June 30, 2011

Revenues for the third fiscal quarter of 2012 were $39.2 million, an increase of $10.0 million, or 34.5%, compared with revenues of $29.2 million for the same quarter in fiscal 2011. The Medical Physics segment contributed an increase of $2.8 million and the new Medical Products segment increased revenues by $4.2 million. The Radiation Measurement segment experienced an increase of $3.1 million. Consolidated revenue in the quarter was negatively affected $1.1 million by currency fluctuation, as compared with the prior year period, principally due to weakness in the Euro against the U.S. dollar.

Cost of sales for the third fiscal quarter of 2012 was $17.4 million, an increase of $5.3 million, or 43.7%, compared with cost of sales of $12.1 million for the same quarter in fiscal 2011. The cost of sales increase was largely due to $2.7 million associated with acquired companies purchased subsequent to the prior year’s comparable quarter, $1.0 million related to increased volume internationally and another $1.0 million due to the mix of lower margin equipment sales, including sales of readers and service badges to the military and first responder markets as well as to Nagase-Landauer for the Japan Defense Force, and in support of increased dosimetry services, including measurement of Fukushima area citizens. Gross margins were 55.7% for the third fiscal quarter of 2012, compared with 58.6% for the third fiscal quarter of 2011. The decrease in the gross margin rate was primarily due to an increase in Medical Physics segment revenues, which has lower margins compared to the Radiation Measurement and Medical Products segments, along with the Radiation Measurement segment increase of lower margin equipment sales, inclusive of sales to the military and emergency response markets, in the third fiscal quarter of 2012, as compared to the prior year period.

Total operating expenses for the third fiscal quarter of 2012 were $12.6 million, an increase of $3.4 million, or 36.2%, compared with operating expenses of $9.2 million for the same quarter in fiscal 2011. The operating expenses increase was due to $1.5 million associated with acquired companies purchased subsequent to the prior year’s comparable quarter, $0.4 million due to timing of the recording of incentive compensation expenses associated with improved operating performance in fiscal 2012 versus fiscal 2011, $0.2 million for investment in research and development in support of military and first responder initiatives, $0.2 million for investment in customer facing organizations, and $0.3 million for expenses related to the company’s IT systems initiative. For the third fiscal quarter of 2012, total operating expenses before $0.3 million of non-recurring acquisition expenses, $0.6 million of IT platform enhancement related expenses, and $0.7 million of non-cash stock based compensation expenses were $11.0 million or 28.1% of total revenues. This compares with the $8.4 million, or 28.9% of total revenues, reported for the third fiscal quarter of 2011, before $0.3 million of IT platform enhancement related expenses and $0.5 million of non-cash stock based compensation expenses.

Operating income for the third fiscal quarter of 2012 was $9.2 million, an increase of $1.4 million, or 18.1%, compared with operating income of $7.8 million for the same quarter in fiscal 2011. The increase in operating income was primarily driven by an increase of $0.5 million in the Medical Physics segment and the addition of the Medical Products segment which contributed $1.9 million in operating income, partially offset by a decline of $1.0 million in the Radiation Measurement segment due principally to an increased mix of lower margin sales and higher operating expenses. Operating income, adjusted for non-recurring acquisition expenses, IT platform enhancement related expenses, and non-cash stock based compensation expenses, for the third fiscal quarter of 2012 was $10.8 million, a 25.1% increase compared with adjusted operating income on a relative basis of $8.7 million for the third fiscal quarter of 2011.

Net other expense for the third fiscal quarter of 2012 was $0.5 million, a decrease of $1.0 million, compared with net other income of $0.5 million from the prior year quarter. An increase of $0.1 million in the equity in income of joint ventures was offset by a $1.1 million increase in interest expense associated with borrowings to acquire IZI in the first fiscal quarter of 2012.

The effective tax rate was 23.0% and 31.9% for the third fiscal quarters of 2012 and 2011, respectively. The decline in the effective tax rate was due primarily to additional U.S. foreign tax credits and research and development credits for fiscal 2011 realized during the third fiscal quarter of 2012 as a result of filing the U.S. Federal, state and local income tax returns.

Net income for the third fiscal quarter ended June 30, 2012 was $6.6 million, or $0.69 per diluted share. This represents an increase of $1.1 million, or 18.6%, compared with $5.5 million, or $0.59 per diluted share, for the third fiscal quarter of 2011. Excluding the costs associated with the acquisitions, IT platform enhancement, and non-cash stock based compensation, net income was $7.8 million, as compared to $6.1 million in the prior year period. The resulting diluted earnings per share for the third fiscal quarter of 2012 were $0.83, excluding $0.14 per diluted share of acquisition, IT platform enhancement, and non-cash stock based compensation expenses. This compares with $0.65, excluding $0.06 per diluted share of acquisition, IT platform enhancement, and non-cash stock based compensation expenses, for the third fiscal quarter of 2011.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) were $12.3 million, a 19.2% increase compared with $10.3 million in the comparable prior year period. The increase was due primarily to the addition of the Medical Products segment. Adjusted earnings before interest, taxes, depreciation and amortization, acquisition related expenses, IT platform enhancement expenses, and non-cash stock based compensation expenses (“Adjusted EBITDA”) were $13.9 million, a 24.6% increase compared to the prior year period Adjusted EBITDA of $11.2 million. A reconciliation of net income to EBITDA and Adjusted EBITDA is included herein under this Item 2.

The following is a discussion of the Company’s segment operating results.

Radiation Measurement Segment

Radiation Measurement revenues for the third fiscal quarter of 2012 increased 12.9%, or $3.1 million, from the third fiscal quarter of 2011 to $26.9 million. Of the increase, $2.4 million was related to the impact of higher equipment sales, primarily from the Company’s ongoing initiatives with the military and first responder markets. International Radiation Measurement revenues increased $1.6 million, from the comparable prior year period, driven primarily by organic growth in most regions, including both equipment sales and service revenues, partially offset by $1.1 million of foreign currency translation losses.

Radiation Measurement operating income for the third fiscal quarter of 2012 decreased to $6.8 million, a 12.5% decrease from $7.8 million in the comparable prior year period. The decrease in operating income was primarily impacted by an increase in lower margin equipment sales, both domestically and internationally, including Radwatch System sales to the military, and higher selling, general and administrative expenses. Selling, general and administrative costs for the third fiscal quarter of 2012 increased 21.4%, or $1.7 million, from the comparable prior year period, to $9.7 million. The increase was due primarily to a $0.5 million increase in compensation costs, consistent with operating performance expectations and timing of short-term and long-term incentive plans, a $0.3 million increase due to the Company’s IT systems initiative, $0.3 million of increased spending to support international revenue growth, a $0.3 million increase in acquisition related expenses, $0.2 million of increased professional fees, a $0.2 million increase in research and development activities in connection with military and first responder initiatives, and a $0.2 million increase from investment in the Company’s customer facing organizations. Radiation Measurement operating income for the third fiscal quarter of 2012 was negatively affected $0.3 million, as compared with the prior year period, by currency fluctuation, principally due to weakness in the Euro and the Real against the U.S. dollar.

Radiation Measurement operating income, adjusted for the impact of acquisition related transaction expenses, IT platform enhancement expenses, and non-cash stock based compensation expenses, for the third fiscal quarter of 2012 decreased 2.5%, or $0.2 million, to $8.4 million compared with adjusted operating income of $8.6 million for the third quarter of fiscal 2011.

Corporate expenses for shared functions are recognized in the Radiation Measurement segment where they have been reported historically. Acquisition and reorganization costs are not allocated to the segments. As the Company’s business model evolves in increased complexity, management may determine it necessary to change this reporting practice to reflect any appropriate allocations.

Medical Physics Segment

Medical Physics revenues for the third fiscal quarter of 2012 increased 52.2%, or $2.8 million, from the comparable period in fiscal 2011 to $8.1 million on $0.6 million of organic growth and $2.2 million due to the contribution of acquired companies. The Medical Physics segment operating income was $0.5 million, or 6.4% of revenues, as compared to breakeven operating income in the third fiscal quarter of 2011. The improvement in operating income was primarily due to operating efficiencies in the organic Medical Physics business and higher episodic equipment commissioning sales leveraging a relatively fixed cost structure, as well as higher volume sales inclusive of acquired companies.

Medical Products Segment

With the acquisition of IZI on November 14, 2011, the Company now operates in a third reportable segment. The Medical Products segment provides medical consumable accessories used in radiology, radiation therapy, and image guided surgery procedures. Medical products range from consumables used with MRI, CT, and mammography technologies to highly engineered passive reflective markers used during image guided surgery procedures. Medical Products revenues for the third fiscal quarter of 2012 were $4.2 million. Medical Products operating income was $1.9 million or 45.5% of revenues for the third fiscal quarter of 2012. Given the acquisition of IZI was completed during the first quarter of fiscal 2012, there is no direct comparison to the prior year quarter.

Comparison of the Nine Months Ended June 30, 2012 and June 30, 2011

Revenues for the first nine months of fiscal 2012 were $115.0 million, an increase of $25.1 million, or 27.9%, compared with revenues of $89.9 million for the same period in fiscal 2011. The Medical Physics segment and the Radiation Measurement segment contributed an increase of $8.6 million and $6.0 million, respectively. The contribution of the new Medical Products segment increased revenues by $10.5 million. Consolidated revenue for the nine month period ended June 30, 2012 was negatively affected $1.4 million by currency fluctuation, as compared with the prior year period, principally due to weakness in the Euro against the U.S. dollar.

Cost of sales for the first nine months of fiscal 2012 was $48.3 million, an increase of $13.5 million, or 38.9%, compared with cost of sales of $34.8 million for the same period in fiscal 2011. The increase in cost of sales was primarily driven by $7.5 million associated with acquired companies purchased subsequent to the prior year’s comparable period, $2.0 million in cost of sales associated with sales from the Company’s ongoing military and first responder initiatives, and the impact of the mix of lower margin equipment sales within Radiation Measurement. Gross margins were 58.0% for the first nine months of fiscal 2012, compared with 61.3% for the first nine months of fiscal 2011. The decrease in the gross margin rate was primarily due to a shift in the mix of cost of sales resulting from the overall growth of the Medical Physics segment, which has lower margins compared to the Radiation Measurement and Medical Products segments, along with lower margin equipment sales, including Radwatch System sales to the military and First Responder markets, in the Radiation Measurement segment.

Total operating expenses for the first nine months of fiscal 2012 were $39.7 million, an increase of $12.4 million, or 45.4%, compared with operating expenses of $27.3 million for the same period in fiscal 2011. The operating expenses increase was due to $4.4 million associated with acquired companies purchased subsequent to the prior year’s comparable period, $2.0 million due to performance against incentive compensation plans as well as timing of the recording of incentive compensation expenses associated with improved operating performance in fiscal 2012 versus fiscal 2011, $1.1 million for investment in research and development in support of military and first responder initiatives, investment in customer facing organizations, $0.8 million for expenses supporting international growth, and $0.5 million in expenses related to the Company’s IT systems initiative. For the first nine months of fiscal 2012, total operating expenses before $2.5 million of non-recurring acquisition expenses, $1.2 million of IT platform enhancement related expenses, and $2.1 million of non-cash stock based compensation expenses were $33.9 million, or 29.5% of total revenues. This compares with the $24.7 million, or 27.5% of total revenues, reported for the first nine months of fiscal 2011, before $0.2 million of non-recurring acquisition expenses, $0.9 million of IT platform enhancement related expenses, and $1.5 million of non-cash stock based compensation expenses.

Operating income for the first nine months of fiscal 2012 was $27.0 million, a decrease of $0.8 million, or 3.2%, compared with operating income of $27.8 million for the same period in fiscal 2011. The decrease in operating income was primarily driven by a $2.3 million increase in acquisition costs incurred in the first fiscal quarter of 2012, which primarily related to the acquisition of IZI. An additional decline of $5.0 million in Radiation Measurement operating income, due primarily to the higher operating expenses, was partially offset by an increase in operating income of $2.1 million in the Medical Physics segment and the addition of the Medical Products segment which contributed $4.3 million in operating income. Operating income, adjusted for non-recurring acquisition expenses, IT platform enhancement related expenses, and non-cash stock based compensation expenses, for the first nine months of fiscal 2012 was $32.7 million, a 7.5% increase compared with operating income, adjusted for these items on a relative basis, of $30.5 million for the first nine months of fiscal 2011.

Equity in income of joint ventures for the first nine months of fiscal 2012 was $2.6 million, an increase of $0.9 million, or 50.2%, from the comparable prior year period. Other expense, including interest expense, for the first nine months of fiscal 2012 was $2.6 million, an increase of $2.5 million from the comparable prior year period, due to interest expense associated with borrowings to acquire IZI in the first fiscal quarter of 2012.

The effective tax rate was 29.2% and 32.9% for the first nine months of fiscal 2012 and 2011, respectively. The decline in the effective tax rate was due primarily to cumulative prior year credits in a foreign tax jurisdiction that were approved during the first half of the current fiscal year and additional U.S. foreign tax credits and research and development credits for fiscal 2011 realized during the third quarter of fiscal 2012 as a result of filing the U.S. Federal, state and local income tax returns.

Net income for the first nine months of fiscal 2012 was $18.6 million, a decrease of $0.8 million, or 3.9%, compared with $19.4 million for the same period in fiscal 2011. Excluding the costs associated with the acquisitions, IT platform enhancement, and non-cash stock based compensation, net income was $22.7 million, as compared to $21.1 million in the comparable prior year period. The resulting adjusted diluted earnings per share for the nine month period ended June 30, 2012 were $2.42 per share, excluding $0.45 per diluted share of acquisition, IT platform enhancement, and non-cash stock based compensation expenses. This compares with $2.25 per share, excluding $0.20 per diluted share of acquisition, IT platform enhancement, and non-cash stock based compensation expenses, for the nine month period ended June 30, 2011.

EBITDA for the first nine months of fiscal 2012 was $36.5 million, a 5.0% increase compared with $34.8 million in the comparable prior year period. The increase was due primarily to the addition of the Medical Products segment. Adjusted EBITDA for the first nine months of fiscal 2012 was $42.3 million, a 13.1% increase compared with $37.4 million in the comparable prior year period. Adjusted Free Cash Flow (Adjusted EBITDA, plus or minus changes in working capital, less capital expenditures) for the first nine months of fiscal 2012 was $34.8 million, a 12.4% increase over the comparable prior year period of $31.0 million, due principally to improved working capital partially offset by increased capital expenditures. A reconciliation of net income to EBITDA, Adjusted EBITDA, and Adjusted Free Cash Flow is included herein under this Item 2.

The following is a discussion of the Company’s segment operating results.

Radiation Measurement Segment

Radiation Measurement revenues for the first nine months of fiscal 2012 increased 8.0%, or $6.0 million, from the first nine months of fiscal 2011 to $81.3 million. Of the increase, $4.0 million was related to the impact of higher equipment sales from the Company’s ongoing initiatives with the military market. International Radiation Measurement revenues increased $2.8 million, or 12.4%, from the comparable prior year period, driven primarily by organic growth in most regions, including both equipment sales and service revenues, partially offset by $1.4 million of foreign exchange losses.

Radiation Measurement operating income for the first nine months of fiscal 2012 decreased to $21.1 million, a 25.7% decrease from $28.4 million in the comparable prior year period, impacted by the increase and mix in lower margin equipment sales both domestically and internationally, including Radwatch System sales to the military, and higher selling, general and administrative expenses. Selling, general and administrative costs for the first nine months of fiscal 2012 increased 33.3%, or $7.8 million, to $31.1 million. The increase was due primarily to a $2.3 million increase in acquisition related expenses, primarily related to IZI, a $2.0 million increase in compensation costs, consistent with operating performance expectations and timing of short-term and long-term incentive plans, a $1.1 million increase in research and development activities in connection with the military and first responder initiatives, $0.8 million of increased spending to support international revenue growth, a $0.5 million investment in customer facing organizations, a $0.3 million increase in employee benefit plans and medical expenses, $0.5 million of increased professional fees, and a $0.3 million increase due to the Company’s IT systems initiative. Radiation Measurement operating income for the first nine months of fiscal 2012 was negatively affected $0.4 million, as compared with the prior year period, by currency fluctuation, principally due to weakness in the Euro and the Real against the U.S. dollar.

Radiation Measurement operating income, adjusted for the impact of acquisition related transaction expenses, IT platform enhancement expenses, and non-cash stock based compensation expenses, for the first nine months of fiscal 2012 decreased 13.4%, or $4.2 million, to $26.9 million compared with adjusted operating income of $31.1 million for the comparable period in fiscal 2011.

Corporate expenses for shared functions are recognized in the Radiation Measurement segment where they have been reported historically. Acquisition and reorganization costs are not allocated to the segments. As the Company’s business model evolves in increased complexity, management may determine it necessary to change this reporting practice to reflect any appropriate allocations.

Medical Physics Segment

Medical Physics revenues for the first nine months of fiscal 2012 increased 58.5%, or $8.6 million, from the comparable period in fiscal 2011 to $23.2 million on $2.1 million of organic growth and $6.5 million due to the impact of acquired companies. The Medical Physics segment operating income of $1.5 million, or 6.6% of revenues, increased $2.1 million as compared to a loss of $0.6 million, or 4.2% of revenues, in the first nine months of fiscal 2011. The improvement in operating income was primarily due to operating efficiencies in the core Medical Physics business and higher episodic equipment commissioning sales leveraging a relatively fixed cost structure, as well as higher volume sales inclusive of acquired companies.

Medical Products Segment

With the acquisition of IZI on November 14, 2011, the Company now operates in a third reportable segment, Medical Products. Revenues for the period from the date of acquisition through June 30, 2012 were $10.5 million. Medical Products operating income was $4.3 million or 41.1% of revenues for the same period. Given the acquisition of IZI was completed during the first quarter of fiscal 2012, there is no direct comparison to the prior year nine month period.

Liquidity and Capital Resources

Cash and cash equivalents increased $11.3 million to $19.2 million during the first nine months of fiscal 2012. The increase in cash on hand was consistent with a change in working capital management associated with the Company’s existing credit agreement which does not have a daily cash sweep feature against borrowings, resulting in an increase in cash on hand to meet operational needs. The Company’s primary sources of liquidity are cash flows from operations and funds available under its syndicated credit facility. The Company’s prior facility (“old credit agreement”) was terminated in November 2011, when it was replaced by the new syndicated facility. No early termination penalties were incurred by Landauer in connection with the termination of the old credit agreement.

Cash provided by operating activities for the nine months ended June 30, 2012 was $30.5 million, an 8.1% increase compared to $28.2 million for the first nine months of fiscal 2011. The increase in operating cash flow was driven by a reduction in inventory and prepaid expenses and an increase in deferred income in fiscal 2012.

Adjusted Free Cash Flow provided by operating activities for the nine months ended June 30, 2012 was $34.8 million, an increase of $3.8 million from the fiscal first half of 2011. The increase benefited from a tax refund during the first half of fiscal 2012, which was partially offset by an increase in capital expenditures.

Cash used by investing activities for the first nine months of fiscal 2012 included $98.3 million used for the Company’s acquisitions of joint ventures and businesses, primarily IZI, as described under the footnote “Business Combinations” herein, compared to $1.8 million used in the first nine months of fiscal 2011 for the establishment of an unconsolidated joint venture in Turkey and the acquisition of two diagnostics physics practices. Investing activities included the Company’s acquisitions of property, plant and equipment of $11.5 million and $9.6 million during the first nine months of fiscal 2012 and 2011, respectively.

Included in the acquisitions of property, plant and equipment were costs of $8.3 million and $7.2 million for the nine months ended June 30, 2012 and 2011, respectively, for the Company’s IT platform enhancement initiative. The project consists of three phases, of which two phases were implemented in fiscal 2011. The total project cost, including non-capitalized costs, is estimated currently to be approximately $55 million to $57 million, of which $43.0 million was incurred as of the end of fiscal 2011. Once fully operational, the new IT platform will require ongoing maintenance expenditures at levels higher than the Company has traditionally experienced. Total capital expenditures for fiscal 2012 are expected to be approximately $12 million to $13 million, including approximately $8 million to $9 million for the Company’s IT platform initiative.

Financing activities for the nine months ended June 30, 2012 were comprised primarily of long-term borrowings on the new credit agreement, net borrowings on the Company’s old credit agreement and payments of cash dividends to shareholders. During the first nine months of fiscal 2012, the Company funded cash dividends of $15.6 million, or $0.55 per share, for the first and second quarters of fiscal 2012 and the fourth quarter of fiscal 2011. During the first nine months of fiscal 2011, the Company funded cash dividends of $15.4 million, or $0.55 per share, for the first and second quarters of fiscal 2011 and $0.5375 per share for the fourth quarter of fiscal 2010.

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

Borrowings under the new credit agreement bear interest, at Landauer’s option, at a rate equal to either (a) the rate per annum for deposits in U.S. Dollars as reflected on the Reuters Screen LIBOR01 as of 11:00 a.m. (London, England time) for the interest period relevant to such borrowing (adjusted for any statutory reserve requirements for Eurocurrency liabilities) plus the applicable margin (the “LIBO Rate”) or (b) the greatest of (i) the federal funds rate for the borrowing day plus 0.5%, (ii) the prime rate in effect on the borrowing day and (iii) the LIBO Rate for deposits in dollars for a one month interest period on the borrowing day plus 1.0%, plus the applicable margin. Loans under the credit facility may be prepaid at any time without penalty, subject to, in the case of loans bearing interest on the LIBO Rate, payment of customary breakage costs for prepayments made prior to the last day of the applicable interest period. At June 30, 2012 the applicable interest rate for the base and LIBOR rate separately was 5.0% and 2.991% per annum, respectively.

Borrowings under the new credit agreement are classified as long-term debt. As of June 30, 2012, the Company repaid $5.3 million of the borrowings under the new credit facility. Based on current business plans and projected operating cash flows, the Company anticipates repayments of borrowings under the new credit agreement within the next twelve months and continued usage of the revolving facility beyond the next twelve months.

The new credit agreement includes limitations on indebtedness, liens, investments and acquisitions, loans and advances, mergers and consolidations, sales of assets, and dividends, stock repurchases and other restricted payments. In addition, the new credit agreement requires that Landauer maintain a minimum net worth at all times of $65 million, maintain a maximum leverage ratio ranging between 3.00 to 1.00 and 2.50 to 1.00 as applicable for each fiscal quarter and maintain a minimum fixed charge coverage ratio ranging between 1.15 to 1.00 and 1.35 to 1.00 as applicable for each fiscal quarter. The new credit agreement also includes customary events of default, including but not limited to failure to pay any principal when due or any interest, fees or other amounts within three business days when due, default under any covenant or any agreement in any loan document, cross-default with other debt agreements, bankruptcy and change of control. As of June 30, 2012, the Company was in compliance with the covenants contained in the credit agreement.

Landauer requires limited working capital for its operations as many of its Radiation Measurement customers pay for services in advance. Such advance payments, reflected on the balance sheet as “Deferred Contract Revenues,” amounted to $16.7 million and $14.7 million, respectively, as of June 30, 2012 and September 30, 2011. While these amounts represent approximately 39.1% and 25.4% of current liabilities as of June 30, 2012 and September 30, 2011, respectively, such amounts do not represent a cash obligation.

Landauer offers radiation measurement services in Australia, Brazil, Canada, China, France, Japan, Mexico, Sweden, Turkey and the United Kingdom. The Company’s operations in these markets generally do not depend on significant capital resources. The Company has sufficient cash and cash equivalents available for use in the United States to fund current operations without drawing on the permanently reinvested funds held by its foreign operations.

The Company is exposed to market risk, including changes in foreign currency exchange rates. The financial statements of the Company’s non-U.S. subsidiaries are translated into U.S. dollars using the U.S. dollar as the reporting currency. The market risk associated with foreign currency exchange rates has historically been immaterial in relation to the Company’s financial position, results of operations, and cash flows.

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

Fiscal 2012 Outlook

Landauer’s business plan for fiscal 2012 currently anticipates aggregate revenues for the year to be in the range of $150 to $157 million, which includes 10 months of contributions from the recent IZI acquisition. The business plan also anticipates:

▪	$3.8 million ($2.5 million net of tax) of non-recurring expense spending to support the successful completion of the Company’s IT Platform systems initiative and the related post implementation support.

▪	Incremental depreciation and amortization over fiscal 2011 of $1.0 million ($0.7 million net of tax) related to the deployment of the final phase of the Company’s IT systems initiative in the fourth quarter of fiscal 2012.

▪	The accretive impact of the November 2011 acquisition of IZI is anticipated to produce $1.1 million to $1.5 million of net income for the 10 months included in fiscal 2012.

▪	The blended effective tax rate for the full fiscal year is anticipated to be within a range of 31 percent to 33 percent.

Based upon the above assumptions, the Company anticipates reported net income for fiscal 2012 in the range of $21 to $23 million and Adjusted EBITDA expected for fiscal 2012 in the range of $53 to $57 million. In addition, the Company will begin to receive an annual cash tax benefit of approximately $2 million as a result of the structure of the acquisition of IZI.

In July 2012, the enhanced IT platform became operational. Although the Company has been encouraged by its experience with the enhanced platform during the first few weeks of the platform’s start-up phase, there can be no assurance that, during the remainder of this start-up phase, the new platform will continue to maintain its functionality at the levels anticipated or otherwise meet the Company’s business and operational objectives. If unforeseen problems arise, the Company’s operations could be adversely impacted, including the ability of the Company to perform one or more of the following in a timely manner: customer quotes, customer orders, product shipment, customer services and support, order billing and tracking, contractual obligations fulfillment and related operations.

As previously disclosed, the Company expects to incur ongoing maintenance expenditures for the new IT platform at levels higher than the Company traditionally experienced under its prior platform. Unforeseen problems with the new platform could further increase such expenditures.

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

Reconciliation of Net Income to Adjusted Earnings before Interest, Taxes, Depreciation and Amortization

	Three Months Ended June 30,
	2012	2011
Net income attributed to Landauer, Inc.	$6,566	$5,536
Add back:
Interest expense, net	1,020	(10)
Income taxes	2,014	2,667
Depreciation and amortization	2,722	2,146
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$12,322	$10,339
Adjustments:
Non-cash stock-based compensation expense	661	541
IT platform enhancements expenses	585	274
Acquisition and reorganization costs	348	18
Sub-total adjustments	1,594	833
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)	$13,916	$11,172

	Nine Months Ended June 30,
	2012	2011
Net income attributed to Landauer, Inc.	$18,601	$19,352
Add back:
Interest expense, net	2,319	(14)
Income taxes	7,860	9,698
Depreciation and amortization	7,752	5,750
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$36,532	$34,786
Adjustments:
Non-cash stock-based compensation expense	2,115	1,486
IT platform enhancements expenses	1,173	920
Acquisition and reorganization costs	2,509	230
Sub-total adjustments	5,797	2,636
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)	$42,329	$37,422

Reconciliation of EPS to Adjusted EPS

	Three Months Ended June 30,
	2012	2011
Net income attributed to Landauer, Inc.	$6,566	$5,536

Sub-total adjustments	1,594	833
Income taxes on adjustments	(367)	(266)
Adjustments, net	1,227	567

Adjusted net income	$7,793	$6,103

Adjusted net income per diluted share	$0.83	$0.65
Weighted average diluted shares outstanding	9,412	9,386

	Nine Months Ended June 30,
	2012	2011
Net income attributed to Landauer, Inc.	$18,601	$19,352

Sub-total adjustments	5,797	2,636
Income taxes on adjustments	(1,693)	(867)
Adjustments, net	4,104	1,769

Adjusted net income	$22,705	$21,121

Adjusted net income per diluted share	$2.42	$2.25
Weighted average diluted shares outstanding	9,397	9,376

Adjusted Free Cash Flow

	Nine Months Ended June 30,
	2012	2011
Adjusted EBITDA	$42,329	$37,422
Change in working capital	3,990	3,203
Capital expenditures	(11,476)	(9,627)
Adjusted Free Cash Flow	$34,843	$30,998

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

During the past several years, the Company has been engaged in an initiative to re-engineer many of its business processes and replace significant components of its information technology systems. A principal component of this initiative is the implementation of new enterprise resource planning software and other applications to manage certain business operations. This enhancement of the Company’s IT platform has been a complex project and has involved extensive customization of the Company’s software and IT systems. In July 2012, the enhanced IT platform became operational. Although the Company has been encouraged by its experience with the enhanced platform during the first few weeks of the platform’s start-up phase, there can be no assurance that, during the remainder of this start-up phase, the new platform will continue to maintain its functionality at the levels anticipated or otherwise meet the Company’s business and operational objectives. If unforeseen problems arise, the Company’s operations could be adversely impacted, including the ability of the Company to perform one or more of the following in a timely manner: customer quotes, customer orders, product shipment, customer services and support, order billing and tracking, contractual obligations fulfillment and related operations. As previously disclosed, the Company expects to incur ongoing maintenance expenditures for the new IT platform at levels higher than the Company traditionally experienced under its prior platform. Unforeseen problems with the new platform could increase further such expenditures.

Recently Issued Accounting Pronouncements

During the first nine months of fiscal 2012, there were no new accounting pronouncements issued that would have a material impact on the Company’s consolidated financial statements.

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

In May 2011, the FASB issued guidance amending existing guidance for measuring and disclosing fair value.  The new guidance enhances the disclosure requirements primarily for Level 3 fair value measurements.  The Company's adoption of the amended guidance at the end of the second quarter of fiscal 2012 did not have a significant impact on the fair value measurements included in the Company's financial statements as of June 30, 2012.

Critical Accounting Policies

The critical accounting policies followed by the Company are set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The Company believes that at June 30, 2012, there have been no material changes to this information.

Item 3.  quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk, including changes in foreign currency exchange rates. These risks are set forth in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through June 30, 2012.

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

IZI’s total assets and total revenues represented approximately 33% and 9%, respectively, of consolidated total assets and consolidated total revenues of the Company as of and for the nine month period ended June 30, 2012.  The exclusion of the acquired business is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from management’s scope in the year of acquisition.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2012 were effective.

Changes in Internal Control Over Financial Reporting

Management is in the process of integrating IZI operations and internal controls and procedures.  The Company intends to extend its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include IZI by September 30, 2012. There were no other changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to the quarterly period ended June 30, 2012, the Company implemented the final phase of its IT systems initiative which supports the order to cash cycle. Although management believes that the new system will maintain or enhance the Company's internal controls over financial reporting, management has yet to document and test the effectiveness of the new system's impact on the internal control environment for the fourth fiscal quarter of 2012. As such, there is the risk that the new system and/or new internal controls have yet unidentified deficiencies that could constitute significant deficiencies, material weaknesses or aggregate to material weaknesses in the Company's internal control over financial reporting. Management anticipates testing the new system and the new internal controls during the fourth fiscal quarter of 2012 as part of its ongoing testing of the Company's internal controls.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of June 30, 2012, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

Item 1A.  Risk Factors

Information regarding risk factors are set forth in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through June 30, 2012.

Item 6.  Exhibits

10.1	Offer Letter dated June 19, 2012 between Peter Cempellin and Landauer, Inc.

31.1	Certification of William E. Saxelby, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael K. Burke, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of William E. Saxelby, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael K. Burke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDAUER, INC.

Date: August 7, 2012	/s/ Michael K. Burke
Michael K. Burke
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

