Form 10-K
period 2012-09-30
LANDAUER INC
filed 2012-12-12
CIK 825410

United States

Securities and Exchange Commission

Washington, DC 20549

form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not	☐	Smaller reporting company	☐
check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of March 31, 2012 the aggregate market value, based upon the closing price on the New York Stock Exchange, of the voting and non-voting common equity held by non-affiliates was approximately $496,000,000. The number of shares of common stock ($0.10 par value) outstanding as of November 28, 2012 was 9,456,355.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement in connection with the February 21, 2013 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Index

i

PART I

(Dollars in thousands)

Forward-Looking Statements

Certain matters contained in this report, including the information contained under the heading “Fiscal 2013 Outlook” in Item 7 of this Annual Report on Form 10-K, constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties. These include the following, without limitation: assumptions, risks and uncertainties associated with the Company’s future performance, the Company’s development and introduction of new technologies in general; the ability to protect and utilize the Company’s intellectual property; continued customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (OSL) technology to new platforms and formats; military and other government funding for the purchase of certain of the Company’s equipment and services; the impact on sales and pricing of certain customer group purchasing arrangements; changes in spending or reimbursement for medical products or services; the costs associated with the Company’s research and business development efforts; the usefulness of older technologies and related licenses and intellectual property; the effectiveness of and costs associated with the Company’s IT platform enhancements; the anticipated results of operations of the Company and its subsidiaries or ventures; valuation of the Company’s long-lived assets or business units relative to future cash flows; changes in pricing of services and products; changes in postal and delivery practices; the Company’s business plans; anticipated revenue and cost growth; the ability to integrate the operations of acquired businesses and to realize the expected benefits of acquisitions; the risks associated with conducting business internationally; costs incurred for potential acquisitions or similar transactions; other anticipated financial events; the effects of changing economic and competitive conditions, including instability in capital markets which could impact availability of short and long-term financing; the timing and extent of changes in interest rates; the level of borrowings; foreign exchange rates; government regulations; accreditation requirements; changes in the trading market that affect the costs of obligations under the Company’s benefit plans; and pending accounting pronouncements. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from what is anticipated today. These risks and uncertainties also may result in changes to the Company’s business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth in Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures about Market Risk” and information contained in the Company's reports filed, from time to time, with the SEC. The Company does not undertake, and expressly disclaims, any duty to update any forward-looking statement whether as a result of new information, future events or changes in the Company’s expectations, except as required by law.

Item 1.  Business

General Description

Landauer, Inc. is a Delaware corporation organized on December 22, 1987. As used herein, the “Company” or “Landauer” refers to Landauer, Inc. and its subsidiaries. The Company’s shares are listed on the New York Stock Exchange under the symbol LDR.

Landauer is a leading global provider of technical and analytical services to determine occupational and environmental radiation exposure, the leading domestic provider of outsourced medical physics services, and a provider of radiology related medical products. Since November 2011, the Company has operated in three primary business segments, Radiation Measurement, Medical Physics and Medical Products. Radiation Measurement has been the core business for over 50 years. The Company has provided complete radiation dosimetry services to hospitals, medical and dental offices, universities, national laboratories, nuclear facilities and other industries in which radiation poses a potential threat to employees. Landauer’s services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from customers, and the analysis and reporting of exposure findings. These services are provided to approximately 1.8 million individuals globally. In addition to providing analytical services, the Company may lease or sell dosimetry detectors and reading equipment to large customers that want to manage their own dosimetry programs, or into smaller international markets in which it is not economical to establish a direct service.

The majority of the Radiation Measurement revenues are realized from radiation measurement services and other services incidental to radiation dose measurement. The Company enters into agreements with customers to provide them with radiation measurement services, generally for a twelve-month period. Such agreements generally have a high renewal rate, resulting in customer relationships that are generally stable and recurring. As part of its services, the Company provides to its customers radiation detection badges, which are produced and owned by the Company. The badges are worn for a period selected by the customers (“wear period”), which is usually one, two, or three months in duration. At the end of the wear period, the badges are returned to the Company for analysis. The Company analyzes the badges that have been worn and provides its customers with a report indicating their radiation exposures. The Company recycles certain badge components for reuse, while also producing replacement badges on a continual basis.

The Company offers its service for measuring the dosages of x-ray, gamma radiation and other penetrating ionizing radiations to which the wearer has been exposed, primarily through badges, which contain optically stimulated luminescent (“OSL”) material, which are worn by customer personnel. This technology is marketed under the trade names Luxel+® and InLight®.

A key component of the Company’s dosimetry system is OSL crystal material. Radiation Measurement operates a crystal manufacturing facility in Stillwater, Oklahoma that it acquired in August 1998. The Company’s base OSL material is manufactured utilizing a proprietary process to create aluminum oxide crystals in a unique structure that is able to retain charged electrons following the crystal’s exposure to radiation.

Radiation Measurement’s InLight dosimetry system provides in-house and commercial laboratories with the ability to provide in-house radiation measurement services using OSL technology. InLight services may involve a customer acquiring or leasing dosimetry devices as well as analytical reading equipment from the Company. The system is based on the Company’s proprietary technology and instruments, and dosimetry devices developed in Japan. The InLight system allows customers the flexibility to tailor their precise dosimetry needs.

Other radiation measurement-related services (“ancillary services”) augment the basic radiation measurement services that the Company offers, providing administrative and informational tools to customers for the management of their radiation safety programs.

In November 2009 Landauer completed the acquisition of Gammadata Mätteknik AB (“GDM”), a Swedish provider of radon measurement services. GDM is based near Stockholm, Sweden and provides measurement services throughout the Scandinavian region and Europe. In October 2009, Landauer acquired a dosimetry service in Sweden, now called Landauer Persondosimetri AB (“PDM”). As of November 2011, GDM and PDM are now known as Landauer Nordic AB. In December 2010, the Company established an unconsolidated joint venture in Turkey, which provides radiation measurement services. In August 2012 the Company invested $11.8 million for a 49% minority interest in Yamasato, Fujiwara, Higa & Associates, Inc. (“YFH”) doing business as Aquila, a small business supplier to the International Atomic Energy Agency as well as the U.S. Military. The Company provides dosimetry parts to Aquila for their military contract.

Medical physics services are provided through the Company’s Landauer Medical Physics (“LMP”) division. In November 2009, Landauer completed its first LMP acquisition by acquiring Global Physics Solutions, Inc. With primary offices in Illinois and upstate New York, LMP has operations throughout the United States. The Company uses LMP as a platform to expand into the medical physics services market, serving domestic hospitals, radiation therapy centers and imaging centers. LMP is the leading nationwide service provider of clinical physics support, equipment commissioning and accreditation support and imaging equipment testing. Clinical physics support is provided by medical physicists, who individually focus on either imaging or therapeutic medical physics. Imaging physicists are concerned primarily with the radiation delivered by imaging equipment, image quality and compliance with safe practices in nuclear pharmacies. Therapeutic physicists are concerned with the safe delivery of radiation in cancer treatment. Therapeutic physicists contribute to the development of therapeutic techniques, collaborate with radiation oncologists to design treatment plans, and monitor equipment and procedures to ensure that cancer patients receive the prescribed dose of radiation to the correct location. Both specialties are aligned with critical treatment trends in the continued increased utilization of radiation for the diagnosis and treatment of disease. The ability to target treatments and reduce the impact of surgical procedures is often aided by imaging and therapeutic techniques. In June 2010, Landauer, through its Medical Physics segment, completed the acquisition of the assets of Upstate Medical Physics (“UMP”), a provider of imaging physics services in upstate New York. In addition, four smaller regional practices were also acquired in fiscal 2011 and 2012 to augment the LMP operations. The Company reports the operating results of LMP in the Medical Physics reporting segment.

In November 2011, Landauer completed the acquisition of IZI Medical Products, LLC (“IZI”), which is headquartered in Maryland. The Company completed the acquisition of IZI as a platform to expand into the radiation oncology, radiology, and image guided surgery end markets as its Medical Products segment. IZI is a leading domestic provider of high quality medical consumable accessories used in radiology, radiation therapy, and image guided surgery procedures. IZI’s customer base includes buyers at several stages along the supply chain including distributors, manufacturers of image guided navigation equipment, and product end users such as community hospitals, radiation oncology clinics, mammography clinics, and imaging centers. IZI’s medical accessories range from consumables used with MRI, CT, and mammography technologies to highly engineered passive reflective markers used during image guided surgery procedures. In alignment with treatment trends which increasingly utilize radiation for the diagnosis and treatment of disease, as well as growing demand for minimally invasive procedures, IZI products provide the ability to increase procedural accuracy while decreasing procedural time.

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

Marketing and Sales

Landauer’s radiation measurement services and products are marketed in the United States and Canada primarily by full-time Company personnel located in five sales regions with support from telesales representatives. The Company’s non-domestic radiation measurement services and products are marketed through its wholly owned subsidiaries operating in the United Kingdom, France and Sweden as well as its ventures in Japan and Turkey and its consolidated subsidiaries in Brazil, Australia, Mexico and China. Other firms and individuals market the Company’s radiation measurement products and services on a distributorship or commission basis, generally to small customers or in geographic regions in which the Company does not have a direct presence.

Worldwide, the Company’s Radiation Measurement segment serves approximately 74,000 customers representing approximately 1.8 million individuals annually. The customer base is diverse and fragmented with no single customer representing greater than 2% of revenue. Typically, a customer will contract on a subscription basis for one year of service in advance, representing monthly, bimonthly, quarterly, semi-annual or annual badges, readings and reports. Customer relationships in the radiation measurement market are generally stable and recurring. Details of the Company’s revenue recognition and deferred contract revenue policy are set forth in the “Critical Accounting Policies” section of Item 7 of this Annual Report on Form 10-K.

The Company’s domestic radiation measurement services are largely based on the Luxel+ dosimeter system in which all analyses are performed at the Company’s laboratories in Glenwood, Illinois. Luxel+ employs the Company’s proprietary OSL technology. The Company’s InLight dosimetry system enables certain customers to make their own measurements using OSL technology.

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

Medical physics outsourced services are marketed to hospitals and free-standing cancer centers or free-standing imaging centers across the United States. LMP medical physicists partner with other healthcare professionals to deliver services to address evolving technology, safety and regulatory needs, with the objective of improving patient outcomes through safe and effective use of radiation in medicine. The services are marketed to radiation oncology and imaging customers by a team of business development professionals supported by LMP’s senior leadership and physicists.

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

Seasonality

The services provided by the Company to its radiation measurement customers are on-going and are of a subscription nature. As such, revenues are recognized in the periods in which such services are rendered, irrespective of whether invoiced in advance or in arrears. Given the subscription nature of Radiation Measurement services, quarterly revenues are fairly consistent. During the second quarter of each fiscal year, the Company provides additional services for reporting annual radiation dose summaries that generate increased revenues.

There is no identifiable seasonality to the Company’s LMP or Medical Products segments as their services and products are utilized in radiographic, radiation therapy and surgical procedures that are performed throughout the year.

International Activities

Information regarding the Company’s activities by geographic region is contained under the footnote “Geographic Information” in Item 8 of this Annual Report on Form 10-K.

Patents

The Company holds exclusive worldwide licenses to patent rights for certain technologies that measure and image radiation exposure to crystalline materials when stimulated with light. These licenses were acquired by the Company from Battelle Memorial Institute (“Battelle”) and Oklahoma State University (“OSU”) as part of collaborative efforts to develop and commercialize a new generation of radiation dosimetry technology. The underlying patents for these licenses expire in years 2014 through 2023. The Battelle patents address specific OSL materials and basic aspects of use. The OSU patents are specific to the stimulation process, imaging and data interpretation. As of September 30, 2012, the Company is using OSL technology to provide dosimetry services to the majority of its domestic and international customers. Landauer from time to time evaluates the continued need and benefits to licensing certain patent rights and may discontinue such licenses in instances where Landauer does not believe that such licenses remain necessary.

Additionally, the Company holds certain patents, generated from the Company’s research and development activities, that relate to various dosimeter designs, radiation measurement materials and methods, optical data storage techniques using aluminum oxide and marking technologies used in radiology, radiation therapy and image-guided procedures. These patents expire between 2017 and 2032.

Rights to inventions of employees working for Landauer are assigned to the Company.

Raw Materials

The Company has multiple sources for most of its raw materials and supplies, and believes that the number of sources and availability of these items are adequate. Landauer internally produces certain of its requirements, such as OSL detector materials and plastic badge holders. All crystal materials used in the Company’s OSL technology are produced at the Company’s crystal manufacturing facility in Stillwater, Oklahoma. The InLight dosimetry system and its components are manufactured by a Japanese company under an exclusive agreement. The Company sources the RadLight analytical instrument sold for military and emergency radiological response applications from YFH on a sole source basis. IZI sources a key component of its medical products from a sole supplier. If the Company were to lose availability of its Stillwater facility or materials from the Japanese company or IZI’s sole supplier due to a fire, natural disaster or other disruptions, such loss could have a material adverse effect on the Company and its operations.

Competition

In the United States, Landauer competes against a number of dosimetry service providers. One of these providers is a division of Mirion Technologies, a significant competitor with substantial resources. Other competitors in the United States that provide dosimetry services tend to be smaller companies, some of which operate on a regional basis. Most government agencies in the United States, such as the Department of Energy and Department of Defense, have their own in-house radiation measurement services, as do many large private nuclear power plants. Outside of the United States, radiation measurement activities are conducted by a combination of private entities and government agencies.

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

Medical physics outsourced services represents a large fragmented market where LMP has many small competitors. In addition, many facilities directly employ full-time physicists as an alternative for obtaining services from an outsourced provider. LMP competes with other outsourced medical physicists by having responsive regional practices that are backed by the safety, stability and standards of a global company. LMP offers a complementary alternative for clients who require support for their full-time staff in meeting patient care needs.

IZI generally competes against a limited number of smaller companies. One of its primary competitors is a division of Roper Industries, Inc., a significant competitor with substantial resources.

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

The Company also participates regularly in several technical professional societies, both domestic and international, that are active in the fields of health physics and radiation detection and measurement.

IZI has a robust product development process, which focuses on identifying products that will increase the accuracy of procedures and reduce procedural time. Current research efforts are concentrated to radiology products, which reduce radiation exposure to physicians and patients, as well as products that increase the accuracy of imaging by using reference markers.

In fiscal 2012, 2011 and 2010, the Company spent $3,957, $2,361 and $2,285, respectively, on research and development activities.

Regulatory Matters

Domestic Regulations

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

FDA pre-market clearance and approval requirements. Unless an exemption applies, each medical device the Company wishes to commercially distribute in the United States will require either prior 510(k) clearance or pre-market approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which requires the manufacturer to submit to the FDA a pre-market notification to commercially distribute the device. This process is generally known as 510(k) clearance. Some low- risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in class III and require pre-market approval. All of the Company’s current products are either class I or class II devices.

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
6

The FDA has broad post-market and regulatory enforcement powers. The Company is subject to unannounced inspections by the FDA to determine its compliance with the QSR and other regulations. The Company’s subcontractors also may be subject to FDA inspection.

For additional information regarding FDA regulations that impact the Company, please see the following risk factors set forth in Item 1A “Risk Factors” of this annual report:

•	“The Company’s medical device business is subject to many laws and government regulations governing the manufacture and sale of medical devices, including the FDA’s 510(k) clearance process.”
•	“The FDA may change its policies, adopt additional regulations, or revise existing regulations, in particular relating to the 510(k) clearance process.”
•	“The Company’s medical device business is subject to unannounced inspections by FDA to determine our compliance with FDA requirements.”

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

Employees and Labor Relations

As of September 30, 2012, the Company employed approximately 660 full-time employees worldwide, of which 141 employees and 31 employees were in the Company’s Medical Physics and Medical Products segments, respectively. The Company believes that it generally maintains good relations with employees at all locations.

Available Information

Landauer’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 may be accessed free of charge through Landauer’s website as soon as reasonably practicable after Landauer has electronically filed such material with, or furnished it to, the Securities and Exchange Commission. The address of Landauer’s website is http://www.landauer.com. A copy of any of these reports is available free of charge upon the written request from any shareholder. Requests should be submitted to the following address: Landauer, Inc., Attention: Corporate Secretary, 2 Science Road, Glenwood, Illinois 60425.

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

We rely on a single facility for the primary manufacturing and processing of our dosimetry services and products, and a single facility for the manufacturing and processing of our medical devices.

Landauer conducts its primary dosimetry manufacturing and laboratory processing operations and performs significant functions for some of its international operations from a single facility in Glenwood, Illinois. The Company’s IZI subsidiary conducts its medical device manufacturing and operations from a single facility in Baltimore, Maryland. If the Company were to lose availability of either of these primary facilities due to fire, natural disaster or other disruptions, the Company’s operations could be significantly impaired. Despite the Company’s business continuity preparedness efforts, there can be no assurance that such plan could ensure the Company’s ability to rapidly respond to such disaster. Although the Company maintains business interruption insurance, there can be no assurance that the proceeds of such insurance would be sufficient to offset any loss the Company might incur or that the Company would be able to retain its customer base if operations were so disrupted.

Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions and services.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training; comprehensive monitoring of our networks and systems; and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information; improper use of our systems and networks; manipulation and destruction of data; defective products; production downtimes; and operational disruptions, which in turn could adversely affect our reputation, competitiveness, and operating results.

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

Landauer’s radiation measurement business is a mature business and the number of workers being monitored for radiation exposure has not grown in recent years. Additionally, economic pressures can adversely affect the value of occupational measurement perceived by customers or increase pricing pressures. The Company believes that the development and introduction of new technologies and products will be essential to help counter these pressures. The Company regularly pursues product improvements to maintain its technical position. The development and introduction of new technologies, the adaptability of OSL to new platforms and new formats, the usefulness of older technologies as well as the introduction of new technologies by the competition present various risks to the Company’s business. The failure or lack of market acceptance of a new technology or the inability to respond to market requirements for new technology could adversely affect the Company’s operations or reputation with customers. The cancellation of technology projects or the cessation of use of an existing technology can result in write-downs and charges to the Company’s earnings.

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

We may fail to adequately protect our customer data.

In the normal course of operations, we collect and maintain confidential data from our customers. Our failure to adequately preserve the security of this data, whether due to technological failures or errors in or deviations from our data maintenance policies and procedures, could result in data loss or corruption. If we fail to adequately maintain and protect our customer data, we could be exposed to potential litigation from our customers, our reputation could be harmed, and we could lose existing and have difficulty attracting new members, all of which could adversely affect our operating results.

If we are unable to successfully execute business development activities and diversification such as the acquisition and integration of strategic businesses, our on-going business and results of operations may be adversely affected.

A principal growth strategy of Landauer is to explore opportunities to selectively enhance its business through development activities, such as strategic acquisitions, investments and alliances. In furtherance of this objective, in November 2009, Landauer acquired GPS and Landauer Nordic AB. In November 2011, Landauer acquired IZI. In August 2012 the Company acquired a 49% minority interest in YFH, doing business as Aquila, a small business supplier to the International Atomic Energy Agency as well as the U.S. Military. The Company may not be able to identify appropriate acquisition candidates or successfully negotiate, finance or integrate acquisitions. Covenants in the Company’s revolving credit facility may also limit the amount and types of indebtedness that it may incur to finance acquisitions. If the Company is unable to make further acquisitions, it may be unable to realize its growth strategy. Additionally, if the Company is unable to successfully manage acquisition risks, future earnings may be adversely affected. Acquisitions and other business development activities involve various significant challenges and risks, including the following:

  Difficulty in acquiring desired businesses or assets on economically acceptable terms;
  Difficulty in integrating new employees, business systems and technology;
  Difficulty in consolidating facilities and infrastructure;
  Potential need to operate and manage new lines of business;
  Potential loss of key personnel;
  Diversion of management’s attention from on-going operations;
  Realization of satisfactory returns on investments; and
  Disputes with strategic partners, due to conflicting priorities or conflicts of interest.

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

Unforeseen problems with the stabilization and maintenance of our equipment and information systems could interfere with our operations.

In the normal course of its business, Landauer must record and process significant amounts of data quickly and accurately and relies on various computer and telecommunications equipment and information technology systems. Any failure of such equipment or systems could adversely affect the Company’s operations.

The Company has recently implemented a new enterprise resource planning solution to manage certain business operations of its’ Order to Cash, Procure to Pay, and Radiation Measurement - Reporting and Analysis business processes. The Company will continue to incur additional costs associated with stabilization and ongoing development of the new solution. As new applications and functionality are added in order to increase the efficiency of the Landauer workforce and business processes, the potential exists that unforeseen problems could arise. Such problems could adversely impact the Company’s operations, including the ability to perform the following in a timely manner: customer quotes, customer orders, product shipment, customer services and support, order billing and tracking, contractual obligations fulfillment and other related operations.

Certain of our operations are conducted through joint ventures in which we rely significantly on our joint venture partners.

A substantial portion of the Company’s operations are conducted through joint ventures with third parties. In Australia, Brazil, China, and Mexico, the Company has a controlling interest in the related joint ventures. The Company has a 50% interest in Nagase-Landauer, Ltd. located in Japan and Epsilon-Landauer located in Turkey as well as a 49% interest in YFH. In all of these joint ventures and others, Landauer relies significantly on the services and skills of its joint venture partners to manage and conduct the local operations and ensure compliance with local laws and regulations. If the joint venture partners were unable to perform these functions adequately, Landauer’s operations in such regions could be adversely affected.

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

The Company may also experience decreasing prices for the products offered by its medical device business due to potential changes in the reimbursement levels of hospitals and other customers. The customers and the other entities with which Landauer has a business relationship are affected by changes in statutes, regulations and limitations in governmental spending for Medicare, Medicaid and other programs. Recent government actions and future legislative and administrative changes could limit government spending for the Medicare and Medicaid programs, limit payments to hospitals and other providers, increase emphasis on competition, consolidation, or integrated delivery systems, impose price controls, initiate new and expanded value-based reimbursement programs and/or create other programs that potentially could have an adverse effect on the Company’s customers and the other entities with which it has a business relationship. If Landauer’s pricing experiences significant downward pressure, its business will be less profitable and its results of operations could be adversely affected.

We may be subject to future impairment losses due to potential declines in the fair value of our assets.

As a result of acquisitions and capital expenditures, we have goodwill, intangible assets, and fixed assets on our balance sheets. We test goodwill, intangible assets, and fixed assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill, intangible assets, and fixed assets for impairment include a reduction in our stock price and market capitalization, changes in estimated future cash flows, changes in rates of growth in our industry or in any of our reporting units, and ceasing to use portions of our existing leased office space.

The potential for goodwill impairment is increased during a period of economic uncertainty. To the extent we acquire a company at a negotiated price based on anticipated future performance, subsequent market conditions may result in the acquired business performing at a lower level than was anticipated at the time of the acquisition. Any of these charges would reduce our operating results and could cause the price of our common stock to decline. A slowing recovery in the United States, a prolonged recovery or second recession in Europe, and slowing growth in the global economy may result in declining performance that would require us to examine our goodwill for potential additional impairment.

We will continue to evaluate the carrying value of our remaining goodwill, intangible assets, and fixed assets, and if we determine in the future that there is a potential further impairment, we may be required to record additional losses, which could materially and adversely affect our operating results.

Restrictions in our revolving credit facility could adversely affect our business, financial condition, and results of operations.

The Company has a committed $175 million, secured revolving credit facility with BMO Harris Bank N.A. as administrative agent (“BMO Harris”), the lenders party thereto and PNC Bank, National Association as syndication agent (as amended, from time to time, the “BMO Harris facility”), that expires on November 14, 2016. The BMO Harris facility is secured by a first-priority perfected security interest in substantially all of the tangible and intangible assets of Landauer and its existing and future material domestic subsidiaries (the “Guarantors”), including a pledge of 100% of the stock of each domestic subsidiary and a pledge of 66% of the stock of each first-tier foreign subsidiary. The BMO Harris facility includes customary covenants for facilities of this type, including limitations on indebtedness, liens, investments and acquisitions, loans and advances, mergers and consolidations, sales of assets, and dividends, stock repurchases and other restricted payments.

The BMO Harris Facility also contains certain financial covenants, including a minimum net worth of the Company and its subsidiaries of $60 million, a maximum leverage ratio ranging between 3.00 to 1.00 and 2.50 to 1.00 as applicable for each fiscal quarter and a minimum fixed charge coverage ratio ranging between 1.15 to 1.00 and 1.35 to 1.00, as applicable for each fiscal quarter.

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

Our radiation-measurement and technology-based services business is subject to extensive domestic and foreign government regulations, which could increase our costs, cause us to incur liabilities and adversely affect our results of operations.

Regulation, present and future, is a constant factor affecting the Company’s business. The radiation measurement industry is subject to federal, state and international governmental regulation. Unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may materially affect Landauer’s business or operations in the future and/or could increase the cost of compliance. The equipment commissioning business of LMP, which Landauer first acquired in November 2009, and the employment of physicists and other healthcare professionals also are subject to federal, state and international governmental regulation and licensing requirements.

Many of the Company’s technology-based services must comply with various domestic and international standards that are used by regulatory and accreditation bodies for approving such services and products. The failure of the Company to obtain accreditation for its services and products may adversely affect the Company’s business, require the Company to alter its products or procedures or adversely affect the market perception of the effectiveness of its services and products. Changes in these standards and accreditation requirements may also result in the Company having to incur substantial costs to adapt its offerings and procedures to maintain accreditations and approvals. Such adaptations may introduce quality assurance issues during transition that need to be addressed to ensure timely and accurate analyses and data reporting. Additionally, changes affecting radiation protection practices, including new understandings of the hazards of radiation exposure and amended regulations, may impact how the Company’s services are used by its customers and may, in some circumstances, cause the Company to alter its products and delivery of its services.

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

The FDA also may change its policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay premarket approval or 510(k) clearance of a device, or could impact the Company’s ability to market its currently cleared devices. The Company anticipates significant changes in the near future that will affect the way the 510(k) clearance program will operate. On August 3, 2010, the FDA released for public comment two internal working group reports with numerous recommendations to improve the 510(k) process and utilize science in regulatory decision making to encourage innovation yet maintain predictability of the clearance process. In July, 2011, the Institute of Medicine, which was asked by the FDA to evaluate and make recommendations on the 510(k) program, released its report entitled “Medical Devices and the Public’s Health, The FDA 510(k) Clearance Process.” The report contained numerous and broad recommendations that, if followed, will have a significant impact on the medical device industry. Also in July, 2011, the FDA issued a draft guidance titled “510(k) Device Modifications: Deciding When to Submit a 510(k) for a Change to an Existing Device.” This draft guidance document was withdrawn on July 17, 2012 in accordance with Section 510(n)(2)(B) of the Federal Food, Drug, and Cosmetic Act as amended by Food and Drug Administration Safety and Innovation Act. An existing 1997 guidance on the same topic therefore remains in effect, but any future reforms could require the Company to file new 510(k)s and could increase the total number of 510(k)s to be filed. The Company cannot predict what effect these reforms will have on its ability to obtain 510(k) clearances in a timely manner. The Company also cannot predict the nature of other regulatory reforms and their resulting effects on its business.

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

FDA inspections can result in inspectional observations on FDA’s Form-483, warning letters or other forms of more significant enforcement action. More specifically, if FDA concludes that the Company is not in compliance with applicable laws or regulations, or that any of IZI’s medical devices are ineffective or pose an unreasonable health risk, the FDA could:

•	require the Company to notify health professionals and others that its devices present unreasonable risk of substantial harm to public health;
•	order the Company to recall, repair, replace or refund the cost of any medical device that it manufactured or distributed;
•	detain, seize or ban adulterated or misbranded medical devices;
•	refuse to provide the Company with documents necessary to export its products;
•	refuse requests for 510(k) clearance or premarket approval of new products or new intended uses;
•	withdraw 510(k) clearances that are already granted;
•	impose operating restrictions, including requiring a partial or total shutdown of production;
•	enjoin or restrain conduct resulting in violations of applicable law pertaining to medical devices; and/or
•	assess criminal or civil penalties against the Company’s officers, employees or the Company.

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

In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that might affect the Company’s business. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. This legislation includes reforms and reductions that could affect Medicare reimbursements and health insurance coverage for certain services and treatments. Effective January 1, 2013, The Health Reform Law also imposes a 2.3% excise tax on the sale of certain medical devices by manufacturers or importers in the United States. This legislation survived scrutiny by the U.S. Supreme Court in a decision handed down in 2012 which generally found the Health Care Reform Law constitutional (but for a requirement that states expand their Medicaid programs). In addition, the results of the 2012 Presidential and Congressional elections suggest that the Health Care Reform Law will remain intact, and as a result both governmental and private entities are now moving forward with health reform measures, including enhanced fraud and abuse enforcement and reductions in spending. Some states also have pending health reform legislative initiatives. Further, the Joint Select Committee on Deficit Reduction, which was created by the Budget Control Act of 2011, concluded its work in November 2011, and issued a statement that it was not able to make a bipartisan agreement, thus triggering the sequestration process. The sequestration process will result in spending reductions starting in 2013 and could result in reduced Medicare, Medicaid, and other Federal health care reimbursements for the Company’s services and products. Changes in reimbursements and coverages could adversely affect hospitals and other medical services and products providers, which could result in reduced demand for certain services and products offered by the Company, including services offered by its Medical Physics business and products manufactured by its recently acquired medical device business. The Company will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. The Company cannot predict whether or when future healthcare reform initiatives at the Federal or state level or other initiatives affecting its business will be proposed, enacted or implemented or what impact those initiatives may have on its business, financial condition or results of operations. The Company’s customers and the other entities with which it has a business relationship could react to these initiatives and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for Landauer’s services and products.

The applicable healthcare fraud and abuse laws and regulations, along with the increased enforcement environment, may lead to an enforcement action targeting the Company, which could adversely affect our business.

The medical device business recently acquired by the Company is subject to healthcare fraud and abuse laws and regulations including, but not limited to, the Federal Anti-Kickback Statute, state anti-kickback statutes, the Federal False Claims Act, and state false claims acts. Additionally, to the extent the Company maintains financial relationships with physicians and other healthcare providers, the Company may be subject to Federal and state physician payment sunshine laws and regulations, which require the Company to track and disclose these financial relationships. These and other laws regulate interactions amongst health care entities and with sources of referrals of business, among other things. The Federal Anti-Kickback Statute is a criminal statute that imposes substantial penalties on persons or entities that offer, solicit, pay or receive payments in return for referrals, recommendations, purchases or orders of items or services that are reimbursable by Federal healthcare programs. The False Claims Act imposes liability on any person or entity that submits or causes to be submitted a claim to the Federal government that he or she knows (or should know) is false. The Health Reform Law further provides that a claim submitted for items or services, the provision of which resulted from a violation of the Anti-Kickback Statute, is “false” under the False Claims Act and certain other false claims statutes.

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

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.

We are subject to income and other taxes in the United States and several foreign jurisdictions. Significant judgment is required in evaluating our provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. For example, there could be changes in the valuation of our deferred tax assets and liabilities; or changes in the relevant tax, accounting, and other laws, regulations, principles and interpretations. We are subject to audits in various jurisdictions, and such jurisdictions may assess additional tax against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation, or the effects of a change in tax policy in the United States or international jurisdictions where we do business, could have a material effect on our operating results in the period or periods for which that determination is made.

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

The Company competes on the basis of advanced technologies, competent execution of these technologies, the quality, reliability and price of its services and its prompt and responsive performance. In much of the world, radiation measurement activities are conducted by a combination of private entities and governmental agencies. The Company’s primary radiation measurement and medical physics competitor in the United States, Global Dosimetry Solutions, a division of Mirion Technologies, is large, has substantial resources, and has been particularly active in recent years in soliciting business from the Company’s customers. IZI’s primary competitor is Northern Digital, Inc., a division of Roper Industries, Inc., which has substantial resources. The Company also faces competitive pressures from a number of smaller competitors.

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

The Medical Physics business involves the delivery of professional services and is highly labor-intensive. Its success depends largely on its general ability to attract, develop, motivate and retain highly skilled licensed medical physicists (“physicists”). Further, the Company must successfully maintain the right mix of physicists with relevant experience and skill sets as the Company continues to grow, as it expands into new service offerings, and as the market evolves. The loss of a significant number of its physicists, the inability to attract, hire, develop, train and retain additional skilled personnel, or not maintaining the right mix of professionals could have a serious negative effect on the Company, including its ability to manage, staff and successfully complete its existing engagements and obtain new engagements. Qualified physicists are in great demand, and the Company faces significant competition for both senior and junior physicists with the requisite credentials and experience. The Company’s principal competition for talent comes from other outsourced medical physicist firms, hospitals and free-standing radiation therapy centers. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than those of the Company. Therefore, the Company may not be successful in attracting and retaining the skilled physicists it requires to conduct and expand its operations successfully. Increasing competition for these revenue-generating medical physicists may also significantly increase the Company’s labor costs, which could negatively affect its margins and results of operations.

We could be subject to professional liability lawsuits, some of which we may not be fully insured against or reserved for, which could adversely affect our financial condition and results of operations.

In recent years, physicians, hospitals and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing, and vicarious liability for acts of their employees or independent contractors. In addition, the level and effect of radiation being administered by certain radiation equipment is also attracting increased scrutiny and giving rise to patient safety claims. Many of these lawsuits involve large claims and substantial defense costs. The Company’s Medical Physics business increases its presence in the healthcare industry. As the Company increases its focus on the healthcare industry, it could be exposed to litigation or subject to fines, penalties or suspension of services relating to the compliance with regulatory requirements.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Landauer owns three adjacent buildings totaling approximately 65,000 square feet in Glenwood, Illinois, about 30 miles south of Chicago, leases a local warehouse and leases office space in Chicago. The properties house the Company’s administrative offices, information technology resources, and laboratory, assembly and reading operations. The properties and equipment of the Company are in good condition and, in the opinion of management, are suitable and adequate for the Company’s operations. For its Radiation Measurement operations, the Company leases a crystal growth facility in Stillwater, Oklahoma and maintains laboratories in Australia, Brazil, China, France, Mexico, Sweden, and Turkey, as well as a sales office in England. The Company’s joint venture in Japan, Nagase-Landauer, owns a manufacturing facility which began operating in April 2010. The Company leases offices in Florida, New York, North Carolina and Missouri for its Medical Physics operations, and leases manufacturing and office space in Maryland for its Medical Products operations.

Item 3.  Legal Proceedings

The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of September 30, 2012, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

Item 4.  Mine Safety Disclosures

Not Applicable

PART II

(Dollars in thousands, except per share data)

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and

              Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the trading symbol LDR. The following table indicates the reported high and low market prices of the Company’s common stock and dividends paid per share for each quarterly period during the last two fiscal years:

Year	Quarter	High	Low	Dividends Paid per Share
2012
	First	$53.40	$45.69	$0.55
	Second	$60.95	$50.87	$0.55
	Third	$57.74	$47.56	$0.55
	Fourth	$61.93	$54.79	$0.55
2011
	First	$69.21	$59.36	$0.55
	Second	$69.48	$56.22	$0.55
	Third	$64.18	$55.00	$0.55
	Fourth	$63.71	$44.03	$0.55

The Company expects to continue paying regular quarterly cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition. In November 2012, the Board of Directors declared a fiscal 2013 first quarter cash dividend of $0.55 per common share.

As of November 28, 2012, there were 290 shareholders of record.

Issuer Purchases of Equity Securities

9
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2011	0	$0	0	0
November 1 - November 30, 2011	0	0	0	0
December 1 - December 31, 2011	1,332	51.50	0	0
Total for quarter ended December 31, 2011	1,332	$51.50	0	0
January 1 - January 31, 2012	0	0	0	0
February 1- February 29, 2012	1,188	55.34	0	0
March 1 - March 31, 2012	0	0	0	0
Total for quarter ended March 31, 2012	1,188	$55.34	0	0
April 1 - April 30, 2012	0	0	0	0
May 1 - May 31, 2012	0	0	0	0
June 1 - June 30, 2012	0	0	0	0
Total for quarter ended June 30, 2012	0	$0	0	0
July 1 - July 31, 2012	582	58.89	0	0
August 1 - August 31, 2012	406	59.43	0	0
September 1 - September 30, 2012	4,709	59.72	0	0
Total for quarter ended September 30, 2012	5,697	$59.62	0	0

(a)	This column includes the deemed surrender of existing shares of Landauer common stock to the Company by stock-based compensation plan participants to satisfy the exercise price or tax liability of employee stock awards at the time of exercise or vesting. These surrendered shares are not part of any publicly announced share repurchase program.

The Company funds its share repurchases with cash on hand and cash generated from operations.

Performance Graph

Landauer’s common stock was added to the S&P SmallCap 600 Index on September 16, 2008. The S&P SmallCap 600 Index consists of stocks of U.S. companies with market capitalizations between $250 million and $1.2 billion. New stocks are not only based on size, but also financial viability, liquidity, adequate public float and other trading requirements.

The following graph reflects a comparison of the cumulative total return (change in stock price plus reinvested dividends) assuming $100 invested in: (a) Landauer’s common stock, (b) the Standard & Poor’s (“S&P”) SmallCap 600 Index, (c) the S&P 600 industry index represented by a group of health care services companies, (d) a group of detection/test and measurement companies composed of ticker symbols LDR, ES, OSIS, VAR, ASEI and (e) a group of life science tool companies composed of ticker symbols LDR, QGEN, SIAL, BRKR, PKI, TMO, A, WAT, LIFE, FEIC and MTD, during the period from September 30, 2007 through September 30, 2012. The comparisons in the following table are historical and are not intended to forecast or be indicative of possible future performance of Landauer’s common stock.

	Value of Investment at September 30,
(Dollars)	2007	2008	2009	2010	2011	2012
Landauer, Inc.	$100	$148	$116	$138	$113	$142
S&P SmallCap 600 Index	100	86	77	88	88	117
S&P Health Care Services	100	76	75	77	77	115
Detection/Test and Measurement	100	131	102	136	117	144
Life Science Tools	100	93	85	95	93	114

Item 6.  Selected Financial Data

Five Year Selected Financial Data

Landauer, Inc. and Subsidiaries

For the Years Ended September 30,

(Dollars in Thousands, Except per Share)	2012	2011	2010	2009	2008
Operating results
Net revenues	$152,400	$120,458	$114,367	$93,827	$89,954
Operating income	28,170	34,883	34,637	32,518	34,075
Net income	19,270	24,538	23,674	23,366	22,983
Basic net income per share	$2.04	$2.60	$2.53	$2.51	$2.48
Diluted net income per share	$2.03	$2.58	$2.52	$2.49	$2.46
Weighted average diluted shares outstanding	9,437	9,477	9,349	9,366	9,302
Cash dividends per share	$2.20	$2.20	$2.15	$2.10	$2.00
Total assets	$302,125	$168,656	$150,696	$125,205	$118,690
Short-term debt	$0	$19,805	$12,504	$0	$0
Long-term debt	$141,347	$0	$0	$0	$0

Non-GAAP Financial Measures

The tables below include financial measures of EBITDA, Adjusted EBITDA, Adjusted Net Income, Adjusted Free Cash Flow and Non-GAAP diluted earnings per share. These are non-GAAP measures. Management believes that such measures supplement evaluations using operating income, net income, and diluted earnings per share and other GAAP measures, and are a useful indicator for investors. These indicators can help readers gain a meaningful understanding of the Company’s core operating results and future prospects without the effect of non-recurring and non-cash items and the Company’s ability to generate cash flows from operations that are available for taxes, capital expenditures, and debt repayment. Investors should recognize that these non-GAAP measures might not be comparable to similarly titled measures of other companies. These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows or liquidity prepared in accordance with accounting principles generally accepted in the United States.

The Company uses these non-GAAP financial measures for internal budgeting and other managerial purposes, when publicly providing the Company’s business outlook and as a measurement for potential acquisitions. A limitation associated with Adjusted EBITDA is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. Management evaluates the costs of such tangible and intangible assets through other financial measures such as capital expenditures. Management compensates for these limitations by also relying on the comparable GAAP financial measure of operating income, which includes depreciation and amortization.

These non-GAAP measures may be considered in addition to results prepared in accordance with GAAP, but they should not be considered a substitute for, or superior to, GAAP results. The Company intends to continue to provide these non-GAAP financial measures as part of its future earnings discussions and, therefore, the inclusion of these non-GAAP financial measures will provide consistency in the Company’s financial reporting.

A reconciliation of these non-GAAP measures to the most directly comparable GAAP measures is provided below:

	For the Years Ended September 30,
(Dollars in Thousands, Except per Share)	2012	2011	2010	2009	2008

Adjusted EBITDA
Net income attributable to Landauer, Inc.	$19,270	$24,538	$23,674	$23,366	$22,983
Add Back:
Interest expense, net	2,969	270	0	0	0
Depreciation and amortization	11,631	7,991	6,681	5,845	6,377
Provision for income taxes	8,040	11,527	11,893	11,071	13,118
Earnings before interest, taxes, depreciation and amortization (EBITDA)	41,910	44,326	42,248	40,282	42,478
Adjustments:
Non-cash stock-based compensation	2,434	1,481	1,287	2,152	1,200
IT platform enhancements	2,155	1,185	963	837	706
Acquisition and reorganization costs	4,299	1,489	2,028	416	0
Abandonment charges	3,443	0	0	0	0
Pension curtailment and transition	0	0	0	2,236	0
Accelerated depreciation	0	0	0	0	376
Sub-total adjustments	12,331	4,155	4,278	5,641	2,282
Adjusted EBITDA	$54,241	$48,481	$46,526	$45,923	$44,760

Adjusted net income
Net income attributable to Landauer, Inc.	$19,270	$24,538	$23,674	$23,366	$22,983
Sub-total adjustments	12,331	4,155	4,278	5,641	2,282
Income taxes on adjustments	(3,527)	(1,305)	(1,412)	(1,799)	(822)
Adjustments, net	8,804	2,850	2,866	3,842	1,460
Adjusted net income	$28,074	$27,388	$26,540	$27,208	$24,443
Adjusted net income per diluted share	$2.97	$2.89	$2.84	$2.90	$2.63

Adjusted free cash flow
Adjusted EBITDA	$54,241	$48,481	$46,526	$45,923	$44,760
Change in working capital	(337)	(4,990)	(6,999)	4,030	(824)
Capital expenditures	(15,196)	(12,923)	(15,978)	(9,126)	(7,533)
Adjusted free cash flow	$38,708	$30,568	$23,549	$40,827	$36,403

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with Item 6. “Selected Financial Data” and our annual audited consolidated financial statements and related notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For additional information regarding forward-looking statements and risk factors, see “Forward-Looking Statements” and Item 1A. “Risk Factors.”

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with US generally accepted accounting principles (“GAAP”). Some of this data is considered “non-GAAP financial measures.” For such measures, we have provided supplemental explanations and reconciliations in Item 6. “Selected Financial Data” under the heading “Non-GAAP Financial Measures.”

On November 14, 2011, we acquired 100% of IZI, a medical products manufacturer headquartered in Maryland. Accordingly, its operating results from the acquisition date have been accounted for in the current year with no prior year comparison.

In connection with the acquisition of IZI during the first quarter of fiscal 2012, the Company began to operate in three reportable segments, Radiation Measurement, Medical Physics and Medical Products.

Overview

In fiscal 2012 Landauer continued its plan to execute the radiation safety continuum by acquiring IZI, which provides medical consumable products used in radiology, radiation therapy, and image guided surgery procedures. Another key development was the go-live in July of our IT platform enhancement, after 5 years and significant spending. The Company looks to leverage these major accomplishments with its existing businesses, Radiation Measurement and Medical Physics, to provide the complete radiation package measuring dose to worker, dose to patient and dose accuracy.

Landauer’s Radiation Measurement segment is a mature business and growth in numbers of customers is modest. In recent years, the Company’s strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has been developing new platforms and formats for its OSL technology, such as InLight®, to gain access to markets where the Company previously did not have a significant presence, such as smaller in-house and commercial laboratories, nuclear power facilities, tactical military measurement and hospitals to support measurement of patient exposure to radiation. Revenue growth in recent years has occurred as a result of entry into new markets through joint ventures and acquisitions, modest unit growth, sale of InLight equipment and badges, and new ancillary opportunities to obtain regular price increases from its customers. The continued economic downturn and uncertain impact of healthcare reform has resulted in increased pricing pressure with the Company's healthcare customer base, which is expected to continue into the future.

Through its LMP operations, the Company provides therapeutic and imaging physics services to the medical community. LMP is the leading nationwide provider of medical physics services to hospitals, free standing imaging centers and radiation therapy centers. Medical physics services is a large fragmented market. Market growth is expected to be driven by the utilization of radiation in the provision of healthcare; trends towards outsourcing of services in healthcare settings; and a tightening domestic supply of qualified medical physicists. In June 2010, Landauer, through its LMP operations, completed the acquisition of the assets of UMP, a provider of imaging physics services in upstate New York. In addition, smaller regional practices were also acquired in 2012, 2011 and 2010 to augment the LMP operations. The Company reports these operating results in the Medical Physics reporting segment.

In November 2011, Landauer completed the acquisition of IZI. IZI is a leading global provider of high quality medical consumable accessories used in radiology, radiation therapy, and image guided surgery procedures. IZI’s customer base includes buyers at several stages along the supply chain including distributors, manufacturers of image guided navigation equipment, and product end users such as community hospitals, radiation oncology clinics, mammography clinics, and imaging centers. IZI’s medical accessories range from consumables used with MRI, CT, and mammography technologies to highly engineered passive reflective markers used during image guided surgery procedures. In alignment with treatment trends which increasingly utilize radiation for the diagnosis and treatment of disease, as well as growing demand for minimally invasive procedures, IZI products provide the ability to increase procedural accuracy while decreasing procedural time.

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

Revenue Recognition and Deferred Contract Revenue

The source of Radiation Measurement segment revenues for the Company is radiation measuring and measurement services including other services incidental to measuring and monitoring. The measuring and monitoring services provided by the Company to its customers are of a subscription nature and are continuous. The Company views its business in the Radiation Measurement segment as services provided to customers over a period of time and the wear period is the period over which those services are provided. Badge production, wearing of badges, badge analysis, and report preparation are integral to the benefit that the Company provides to its customers. These services are provided to customers on an agreed-upon recurring basis (monthly, bi-monthly, quarterly, semi-annually or annually) that the customer chooses for the wear period. Revenue is recognized on a straight-line basis, adjusted for changes in pricing and volume, over the wear period as the service is continuous and no other discernible pattern of recognition is evident. Revenues are recognized over the periods in which the customers wear the badges irrespective of whether invoiced in advance or in arrears.

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

The Medical Products segment offers a broad product portfolio ranging from consumables used with MRI, CT, and Mammography technologies to highly engineered consumable passive reflective markers used during Image Guided Surgery procedures. The Company recognizes revenue upon product shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collection is deemed probable.

The amounts recorded as deferred contract revenue in the consolidated balance sheets represent invoiced amounts in advance of delivery of the service, and are net of services rendered through the respective consolidated balance sheet date. Such advance billings amounted to $14.9 million and $14.7 million, respectively, as of September 30, 2012 and 2011.

Property, Plant & Equipment and Other Assets

Maintenance and repairs are charged to expense, and renewals and betterments are capitalized. Plant and equipment and other assets, primarily dosimetry badges, are recorded at cost and are depreciated or amortized on a straight-line basis over the estimated useful lives, which are primarily 30 years for buildings, three to eight years for equipment, five to ten years for internal software and thirty months to eight years for other assets. The Company assesses the carrying value and the remaining useful lives of its property, plant, equipment, and other assets when events or circumstances indicate the carrying value may not be recoverable or the estimated useful life may no longer be appropriate. Factors that could trigger this review include competitive conditions, government regulations and technological changes.

The Company capitalizes costs of software which is acquired, internally developed, or modified solely to meet the Company’s internal needs. In accordance with FASB authoritative guidance, internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Costs incurred during the preliminary project stage as well as training costs and maintenance costs during the postimplementation-operation stage are expensed. Capitalized costs of software amounted to $10.3 million and $9.8 million, respectively, for fiscal 2012 and 2011.

Goodwill and Other Intangible Assets

The Company’s intangible assets include purchased customer lists, licenses, patents, trademarks, tradenames and goodwill. Purchased customer lists are recorded at cost and are amortized on a straight-line basis over estimated useful lives, which range from 10 to 15 years. Patents and licenses are also recorded at cost and are amortized on a straight-line basis over their useful lives, which range from 10 to 20 years. The Company acquired goodwill primarily from its acquisitions of Landauer-Europe, SAPRA-Landauer, LMP and IZI as well as other smaller investments. Goodwill as well as trademarks and tradenames have indefinite lives.

FASB authoritative guidance requires that goodwill and certain intangible assets with indefinite lives be reviewed periodically for impairment. Reporting units are business components one level below the operating segment level for which discrete financial information is available and reviewed by segment management. Per guidance, two or more components of an operating segment should be aggregated and deemed a single reporting unit if the components have similar economic characteristics and are economically interdependent, among other factors. As a result of this aggregation, the Company has three reporting units, Radiation Measurement, Medical Physics and Medical Products. The Company performs an impairment test for each of its reporting units with goodwill annually and, for goodwill and other intangible assets that are not being amortized, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Triggering events include, but are not limited to, a current-period operating or cash flow loss; a product, technology, or service introduced by a competitor; or a loss of key personnel. When such events or changes in circumstances occur, the Company performs a financial analysis of future undiscounted cash flows projections by asset or asset group.

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

The Company early adopted the amended guidance at September 30, 2011. Landauer first assessed qualitative factors to determine whether it is more likely than not that the fair value of its reporting units is less than the carrying amounts. In making its determination, the Company considered the following factors, events and circumstances: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; other relevant entity-specific events; events affecting a reporting unit; and any sustained decrease in share price. The Company performed the qualitative analysis for each of its individual reporting units, Radiation Measurement, Medical Physics and Medical Products.

As a result of its qualitative analysis, the Company determined that it is not likely that the fair value of the Radiation Measurement reporting unit and the Medical Physics reporting unit are less than their carrying amounts, indicating that goodwill is not impaired. Based on amended guidance, the Company was not required to calculate the fair value of the reporting units, and no further testing was performed.

Due to the recent acquisition of IZI and the subsequent additional Medical Products reporting unit the Company conducted the step 1 goodwill analysis to determine if the new acquisition was impaired. As a result of this analysis, the Company concluded that it was not likely that the fair value of the Medical Products reporting unit is less than its carrying amount.

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

Income Taxes

The Company estimates the income tax provision for income taxes that are currently payable, and records deferred tax assets and liabilities for the temporary differences in tax consequences between the financial statements and tax returns. Temporary differences result from, among other events, revenues, expenses, gains, or losses that are included in taxable income of an earlier or later year than the year in which they are recognized in financial income. These deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent that deferred tax assets will not likely be recovered from future taxable income, a valuation allowance is established against such deferred tax assets. The Company maintains cash indefinitely reinvested in foreign jurisdictions.

Management exercises significant judgment in the valuation of its current and deferred tax assets and liabilities. The Company recognizes the financial statement effects of its tax positions in its current and deferred tax assets and liabilities when it is more likely than not that the position will be sustained upon examination by a taxing authority. Management considers, among other factors, the Company’s current and past performance, the market environment in which the Company operates, and tax planning strategies. Further, the Company provides for income tax issues not yet resolved with federal, state, local, and foreign tax authorities. The Company assesses and updates its tax positions when significant changes in circumstances occur, which may cause a change in judgment about the likelihood of realizing the deferred items. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations or cash flows. Any change to the Company’s policy on cash indefinitely reinvested in foreign jurisdictions would not likely result in any significant incremental U.S. Federal and state income tax liability. Further information regarding the Company’s income taxes is contained under the footnote “Income Taxes” in Item 8 of this Annual Report on Form 10-K.

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

The weighted-average assumed discount rates used to determine plan expenses were 4.60% for both pension and other benefits in fiscal 2012 and 5.08% for both pension and other benefits in fiscal 2011. For fiscal 2012 expense, the long-term rate of return of plan assets was 6.50%, unchanged from fiscal 2011. In establishing the rate, management considered the historical rates of return and the current and planned asset classes of the plan investment portfolio. The weighted-average discount rate used to determine benefit obligations at September 30, 2012 was 3.77% compared to the September 30, 2011 rate of 4.60%, adjusted to reflect the single rate that, when applied to the projected benefit disbursements from the plan, would result in the same discounted value as the array of rates that make up the Citigroup Pension Discount Curve as of September 30. The rate of compensation increase was not relevant to the plans in fiscal 2012 and 2011 due to the plan freeze which occurred in fiscal 2009.

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

Results of Operations

Comparison of the Fiscal Years Ended September 30, 2012 and September 30, 2011

Revenues for fiscal 2012 were $152.4 million, an increase of $31.9 million, or 26.5%, compared with revenues of $120.5 million for fiscal 2011. The Medical Physics segment and the Radiation Measurement segment contributed an increase of $10.3 million and $8.1 million, respectively. The contribution of the new Medical Products segment increased revenues by $13.5 million. Consolidated revenue for the fiscal year ended September 30, 2012 was negatively affected $2.0 million by currency fluctuation, as compared with the prior year, principally due to weakness in the Euro against the U.S. dollar.

Cost of sales for fiscal 2012 was $65.4 million, an increase of $17.9 million, or 37.6%, compared with cost of sales of $47.5 million for fiscal 2011. The increase in cost of sales was primarily driven by $8.3 million associated with acquired companies purchased subsequent to the prior year, $3.5 million in cost of sales associated with sales from the Company’s ongoing military and first responder initiatives, $1.5 million in cost of sales associated with international revenue increases, $0.7 million increase in depreciation related to the Company’s IT platform enhancements and the impact of the mix of lower margin equipment sales within Radiation Measurement. Gross margins were 57.1% for fiscal 2012, compared with 60.6% for fiscal 2011. The decrease in the gross margin rate was primarily due to a shift in the mix of cost of sales resulting from the overall growth of the Medical Physics segment, which has lower margins compared to the Radiation Measurement and Medical Products segments, along with lower margin equipment sales, including Radwatch System sales to the military and First Responder markets, in the Radiation Measurement segment.

Selling, general and administrative expenses for fiscal 2012 were $51.1 million, an increase of $14.5 million, or 39.7%, compared with selling, general and administrative expenses of $36.6 million for fiscal 2011. The selling, general and administrative expenses increase was due to $6.3 million associated with acquired companies purchased subsequent to the prior year, $2.4 million due to performance against incentive compensation plans associated with improved operating performance in fiscal 2012 versus targets, $1.7 million in expenses related to the Company’s IT platform enhancements, $1.5 million for investment in research and development in support of military and first responder initiatives, $1.4 million investment in customer facing organizations and $0.8 million for expenses supporting international growth.

For fiscal 2012, total operating expenses were $58.8 million compared to $38.1 million for fiscal 2011. Before $4.3 million of non-recurring acquisition expenses, $3.4 million for asset abandonments, $2.2 million of IT platform enhancement related expenses and $2.4 million of non-cash stock based compensation expenses, were $46.5 million, or 30.5% of total revenues for fiscal 2012. This compares with the $33.9 million, or 28.2% of total revenues, reported for fiscal 2011, before $1.5 million of non-recurring acquisition expenses, $1.2 million of IT platform enhancement related expenses, and $1.5 million of non-cash stock based compensation expenses.

Operating income for fiscal 2012 was $28.2 million, a decrease of $6.7 million, or 19.2%, compared with operating income of $34.9 million for fiscal 2011. The decrease in operating income was primarily driven by a $6.2 million increase in non-recurring acquisition and reorganization costs and asset abandonment charges incurred in fiscal 2012. An additional decline of $8.4 million in Radiation Measurement operating income, due primarily to the higher operating expenses, was partially offset by an increase in operating income of $1.8 million in the Medical Physics segment and the addition of the Medical Products segment which contributed $5.3 million in operating income. Operating income, adjusted for non-recurring acquisition and reorganization expenses, asset abandonment charges, IT platform enhancement related expenses, and non-cash stock based compensation expenses, for fiscal 2012 was $40.5 million, a 3.7% increase compared with operating income, adjusted for these items on a relative basis, of $39.0 million for fiscal 2011.

Equity in income of joint ventures for fiscal 2012 was $3.2 million, an increase of $1.0 million, or 45.2%, from the prior year. Other expense, including interest expense, for fiscal 2012 was $3.2 million, an increase of $2.9 million from the prior year, due to interest expense associated with borrowings to acquire IZI in the first fiscal quarter of 2012.

The effective tax rate was 28.6% and 31.4% for fiscal 2012 and 2011, respectively. The fiscal 2012 effective tax rate decreased due primarily to an increased realization of the Foreign Tax Credit and an increased research and development credit by a foreign affiliate.

Net income for fiscal 2012 was $19.3 million, a decrease of $5.2 million, or 21.5%, compared with $24.5 million for fiscal 2011. Excluding the costs associated with the acquisitions and reorganization costs, asset abandonment charges, IT platform enhancement and non-cash stock based compensation, adjusted net income was $28.1 million, as compared to $27.4 million in the prior year. The resulting adjusted diluted earnings per share for the fiscal year ended September 30, 2012 were $2.97 per share, excluding $0.94 per diluted share of acquisition and reorganization costs, asset abandonment charges, IT platform enhancement, and non-cash stock based compensation expenses. This compares with $2.89 per share, excluding $0.31 per diluted share of acquisition, IT platform enhancement, and non-cash stock based compensation expenses, for the fiscal year ended September 30, 2011.

EBITDA for fiscal 2012 was $41.9 million, a 5.5% decrease compared with $44.3 million in the prior year. The decrease was due primarily to the increase in non-recurring acquisition and reorganization costs, asset abandonment charges, IT platform enhancement and non-cash stock based compensation expenses. Adjusted EBITDA for fiscal 2012 was $54.2 million, a 11.9% increase compared with $48.5 million in the prior year. Adjusted Free Cash Flow (Adjusted EBITDA, plus or minus changes in working capital, less capital expenditures) for fiscal 2012 was $38.7 million, a 26.6% increase over the prior year of $30.6 million, due principally to improved working capital partially offset by increased capital expenditures. A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income, Adjusted Free Cash Flow and Non-GAAP diluted earnings per share is included herein under Part II, Section 6.

The following is a discussion of the Company’s segment operating results.

Radiation Measurement Segment

Radiation Measurement revenues for fiscal 2012 were $107.9 million, an increase of 8.1%, or $8.1 million, from fiscal 2011 of $99.9 million. Of the increase, $6.7 million was related to the impact of higher equipment sales from the Company’s ongoing initiatives with the military market. International Radiation Measurement revenues increased $1.3 million, or 4.5%, from the prior year, driven primarily by organic growth in most regions, including both equipment sales and service revenues, partially offset by $2.0 million of foreign exchange losses.

Radiation Measurement operating income for fiscal 2012 decreased to $21.5 million, a 39.1% decrease from $35.4 million in the prior year, impacted by the increase and mix in lower margin equipment sales both domestically and internationally, including Radwatch System sales to the military, and higher selling, general and administrative expenses. Selling, general and administrative costs for fiscal 2012 increased 42.6%, or $13.9 million, to $46.6 million. The increase was due primarily to a $5.5 million increase in non-recurring acquisition and reorganization costs, asset abandonment charges, IT platform enhancement and non-cash stock based compensation related expenses, a $2.4 million increase in compensation costs, consistent with operating performance expectations and timing of short-term and long-term incentive plans, a $1.5 million increase in research and development activities in connection with the military and first responder initiatives, $0.8 million of increased spending to support international revenue growth, a $1.4 million investment in customer facing organizations, a $0.3 million increase in employee benefit plans and medical expenses, $0.6 million of increased professional fees, and a $1.7 million increase due to the Company’s IT platform enhancement. Radiation Measurement operating income for fiscal 2012 was negatively affected $0.6 million, as compared with the prior year, by currency fluctuation, principally due to weakness in the Euro and the Real against the U.S. dollar.

Radiation Measurement operating income, adjusted for the impact of acquisition related transaction expenses, asset abandonment charges, IT platform enhancement expenses, and non-cash stock based compensation expenses, for fiscal 2012 decreased 16.2%, or $6.4 million, to $33.1 million compared with adjusted operating income of $39.5 million for fiscal 2011.

Corporate expenses for shared functions are recognized in the Radiation Measurement segment where they have been reported historically. Acquisition and reorganization costs are not allocated to the segments. As the Company’s business model evolves in increased complexity, management may determine it necessary to change this reporting practice to reflect any appropriate allocations.

Medical Physics Segment

Medical Physics revenues for fiscal 2012 of $30.9 million increased 50.3%, or $10.3 million, from fiscal 2011 of $20.6 million on $2.2 million of organic growth and $8.1 million due to the impact of acquired companies. The Medical Physics segment operating income of $1.3 million, or 4.3% of revenues, increased $1.8 million as compared to a loss of $0.5 million, or 2.4% of revenues, for fiscal 2011. The improvement in operating income was primarily due to operating efficiencies in the core Medical Physics business and higher episodic equipment commissioning sales leveraging a relatively fixed cost structure, as well as higher volume sales inclusive of acquired companies.

Medical Products Segment

With the acquisition of IZI on November 14, 2011, the Company now operates in a third reportable segment, Medical Products. Revenues for the period from the date of acquisition through September 30, 2012 were $13.5 million. Medical Products operating income was $5.3 million or 39.1% of revenues for the same period. Given the acquisition of IZI was completed during the first quarter of fiscal 2012, there is no direct comparison to the prior fiscal year.

Comparison of the Fiscal Years Ended September 30, 2011 and September 30, 2010

Revenues for fiscal 2011 were $120.5 million, an increase of $6.1 million, or 5.3%, compared with revenues of $114.4 million for fiscal 2010. The Medical Physics segment contributed an increase of $6.6 million, offset by a decline in the Radiation Measurement segment of $0.5 million.

Cost of sales for fiscal 2011 was $47.5 million, an increase of $3.0 million, or 6.8%, compared with cost of sales of $44.5 million for fiscal 2010. The Medical Physics segment contributed an increase of $5.1 million, offset by a decline in the Radiation Measurement segment of $2.1 million. Gross margins were 60.6% for fiscal 2011, compared with 61.1% for fiscal 2010. The decline in gross margin rate was primarily due to the overall growth of the Medical Physics segment, which has lower margins.

Selling, general and administrative costs for fiscal 2011 were $36.6 million, an increase of $3.4 million, or 10.1%, compared with the $33.2 million reported for fiscal 2010. The Medical Physics segment and Radiation Measurement segment contributed an increase of $1.1 million and $2.3 million, respectively. The Medical Physics increase is due to the impact of acquired companies and costs to support organic growth. The Radiation Measurement increase is due primarily to increased international spending to support international revenue growth and the strengthening of most foreign currencies against the dollar.

In conjunction with the Company’s acquisition activity, the Company incurred $1.5 million and $2.0 million of acquisition related transaction and reorganization costs for fiscal 2011 and 2010, respectively.

Operating income for the fiscal year ended September 30, 2011 was $34.9 million, an increase of $0.3 million, or 0.7%, compared with operating income of $34.6 million for fiscal 2010. For fiscal 2011, the Medical Physics segment had an operating loss of $0.5 million, an improvement of $0.4 million compared to an operating loss of $0.9 million for fiscal 2010. The Radiation Measurement segment had operating income of $35.4 million, compared to operating income of $35.6 million for fiscal 2010.

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

Net income for the fiscal year ended September 30, 2011 was $24.5 million, an increase of $0.8 million, or 3.6%, compared with $23.7 million for the fiscal year ended September 30, 2010. The resulting diluted earnings per share for fiscal 2011 were $2.58 compared with $2.52 for fiscal 2010.

EBITDA were $44.3 million, a $2.1 million or 4.9% increase, compared with $42.2 million for the prior fiscal year. The increase is due primarily to a $0.8 million increase in net income and a $1.3 million increase in depreciation and amortization expense for fiscal 2011. A reconciliation of net income to EBITDA is included under Item 6 herein.

The following is a discussion of the Company’s segment operating results.

Radiation Measurement Segment

Radiation Measurement revenue for fiscal 2011 declined 0.5%, or $0.5 million to $99.9 million. Of the decline, $1.6 million is due to the change in the supply relationship between Landauer and Nagase-Landauer, the Company’s unconsolidated joint venture in Japan. Fiscal 2010 revenue included sales to Nagase-Landauer, Ltd. of $2.5 million for badges and services to support its fiscal 2010 transition of the Japanese service market from the Luxel badge to a next generation badge based upon the InLight platform. With the completion of the transition in the third fiscal quarter of 2010, the joint venture only purchases service badges to support service business growth. The historical Luxel badge revenues were partially replaced by a royalty arrangement, resulting in no corresponding impact on net income. Without the Nagase-Landauer impact, domestic Radiation Measurement revenue declined 3.3%, or $2.4 million, driven by lower non-recurring InLight equipment sales, primarily to the Canadian government agency responsible for occupational measurement and radiation emergency preparedness for the citizens of Canada. International Radiation Measurement revenue increased 13.9%, or $3.6 million, on $2.2 million of organic growth in most regions and $1.6 million from the strengthening of most foreign currencies against the dollar.

Radiation Measurement gross margin for fiscal 2011 increased to 68.2% from 66.3% a year ago, primarily due to the decline in lower margin sales to Nagase-Landauer. Selling, general and administrative costs in the Radiation Measurement segment for fiscal 2011 increased 8.0%, or $2.3 million, to $31.2 million. The increase is due primarily to an additional $0.2 million of costs to replace the Company’s IT systems and related depreciation, $1.0 million of increased international spending to support international revenue growth and $0.5 million from the strengthening of most foreign currencies against the dollar. Acquisition and reorganization costs for fiscal 2011 decreased 26.6%, or $0.5 million, to $1.5 million compared to $2.0 million in fiscal 2010. Radiation Measurement operating income, inclusive of the impact of acquisition related transaction and reorganization costs, for fiscal 2011 decreased 0.5%, or $0.2 million, to $35.4 million compared with operating income of $35.6 million for fiscal 2010.

Medical Physics Segment

Medical Physics revenue for fiscal 2011 increased 46.7%, or $6.6 million, to $20.6 million on $3.2 million of organic growth and $3.4 million due to the impact of acquired companies. Medical Physics gross margin declined to 23.7% from 24.3% in the year ago period due to divestiture of the certain higher margin business in the first fiscal quarter of 2011, and due to non-recurring expense in fiscal 2011 for workforce realignment, partially offset by improved operating efficiencies in the core Medical Physics business. Selling, general and administrative costs in the Medical Physics segment for fiscal 2011 increased 24.0%, or $1.1 million, to $5.4 million. The increase is due to the impact of acquired companies and costs to support organic growth. Medical Physics operating loss was $0.5 million for fiscal 2011, compared with operating loss of $0.9 million for fiscal 2010.

Fiscal 2013 Outlook

Landauer’s business plan for fiscal 2013 currently anticipates aggregate revenues for the year to be in the range of $164 to $168 million. The business plan also anticipates:

▪	$3.0 million ($2.0 million net of tax) of non-recurring expense spending to support the post implementation stabilization, and associated customer support, of the Company’s IT Platform systems initiative.
▪	The blended effective tax rate for the full fiscal year is anticipated to be within a range of 32 percent to 35 percent.

Based upon the above assumptions, the Company anticipates reported net income for fiscal 2013 in the range of $21 to $23 million and Adjusted EBITDA expected for fiscal 2013 in the range of $55 to $58 million.

Liquidity and Capital Resources

Cash and cash equivalents increased $9.7 million to $17.6 million during fiscal 2012. The increase in cash on hand was consistent with a change in working capital management associated with the Company’s existing credit agreement which does not have a daily cash sweep feature against borrowings, resulting in an increase in cash on hand to meet operational needs. The Company’s primary sources of liquidity are cash flows from operations and funds available under its syndicated credit facility. The Company’s prior facility (“old credit agreement”) was terminated in November 2011, when it was replaced by the new syndicated facility. No early termination penalties were incurred by Landauer in connection with the termination of the old credit agreement.

Cash provided by operating activities for fiscal 2012 was $35.7 million, a 14.2% increase compared to $31.2 million for fiscal 2011. The increase in operating cash flow was driven by an increase in operating performance and decrease in prepaid expenses.

Cash used by investing activities for fiscal 2012 included $110.1 million used for the Company’s acquisitions of joint ventures and businesses, primarily IZI, as described under the footnote “Business Combinations” herein, compared to $2.8 million used in the twelve months of fiscal 2011 for the establishment of an unconsolidated joint venture in Turkey and the acquisition of two diagnostics physics practices. Investing activities included the Company’s acquisitions of property, plant and equipment of $15.2 million and $12.9 million during fiscal 2012 and 2011, respectively.

Included in the acquisitions of property, plant and equipment were costs of $10.2 million and $9.8 million for fiscal 2012 and 2011, respectively, for the Company’s IT platform enhancement initiative. The project consists of three phases, of which two phases were implemented in fiscal 2011. The total project cost, including non-capitalized costs, is estimated currently to be approximately $57 million to $59 million, of which $55.4 million was incurred as of the end of fiscal 2012. Once fully operational, the new IT platform will require ongoing maintenance expenditures at levels higher than the Company has traditionally experienced. Total capital expenditures for fiscal 2012 were $15.2 million, including approximately $10 million for the Company’s IT platform initiative.

Financing activities for fiscal 2012 were comprised primarily of long-term borrowings on the new credit agreement, net borrowings on the Company’s old credit agreement and payments of cash dividends to shareholders. During the twelve months of fiscal 2012, the Company funded cash dividends of $20.8 million, or $0.55 per share, for the fiscal year 2012. During the twelve months of fiscal 2011, the Company funded cash dividends of $20.6 million, or $0.55 per share, for the first, second and third quarters of fiscal 2011 and $0.5375 per share for the fourth quarter of fiscal 2010. If the Company would repatriate cash from its indefinitely reinvested foreign jurisdictions it does not anticipate any significant incremental U.S. Federal and state income tax liability.

As of September 30, 2011, the Company had borrowings of $19.8 million outstanding under its old credit agreement originally dated October 5, 2007. In connection with its acquisition of IZI in November 2011, the Company terminated the old credit agreement.

On November 14, 2011, Landauer entered into a five-year syndicated revolving credit agreement with a group of lenders, pursuant to which, the Company was provided a senior secured reducing revolving credit facility (as amended, from time to time, the “BMO Harris facility”). The Company borrowed $132.9 million under the BMO Harris facility to finance the IZI acquisition, to refinance existing indebtedness under the old credit agreement and to fund certain fees and expenses associated with the closing of the BMO Harris facility. The BMO Harris facility matures on November 14, 2016, and is secured by a first-priority perfected security interest in substantially all of the tangible and intangible assets of Landauer and its existing and future material domestic subsidiaries, including a pledge of 100% of the stock of each domestic subsidiary and a pledge of 66% of the stock of each first-tier foreign subsidiary.

Borrowings under the BMO Harris facility bear interest, at Landauer’s option, at a rate equal to either (a) the rate per annum for deposits in U.S. Dollars as reflected on the Reuters Screen LIBOR01 as of 11:00 a.m. (London, England time) for the interest period relevant to such borrowing (adjusted for any statutory reserve requirements for Eurocurrency liabilities) plus the applicable margin (the “LIBO Rate”) or (b) the greatest of (i) the federal funds rate for the borrowing day plus 0.5%, (ii) the prime rate in effect on the borrowing day and (iii) the LIBO Rate for deposits in dollars for a one month interest period on the borrowing day plus 1.0%, plus the applicable margin. Loans under the credit facility may be prepaid at any time without penalty, subject to, in the case of loans bearing interest on the LIBO Rate, payment of customary breakage costs for prepayments made prior to the last day of the applicable interest period. At September 30, 2012 the applicable interest rate for the base and LIBOR rate separately was 4.75% and 2.735% per annum, respectively.

Borrowings under the BMO Harris facility are classified as long-term debt. As of September 30, 2012, the Company repaid $5.3 million of the borrowings under the BMO Harris facility. Based on current business plans and projected operating cash flows, the Company anticipates repayments of borrowings under the BMO Harris facility within the next twelve months and continued usage of the revolving facility beyond the next twelve months.

The BMO Harris facility includes limitations on indebtedness, liens, investments and acquisitions, loans and advances, mergers and consolidations, sales of assets, and dividends, stock repurchases and other restricted payments. In addition, the BMO Harris facility requires that Landauer maintain a minimum net worth at all times of $60 million, maintain a maximum leverage ratio ranging between 3.00 to 1.00 and 2.50 to 1.00 as applicable for each fiscal quarter and maintain a minimum fixed charge coverage ratio ranging between 1.15 to 1.00 and 1.35 to 1.00 as applicable for each fiscal quarter. The BMO Harris facility also includes customary events of default, including but not limited to failure to pay any principal when due or any interest, fees or other amounts within three business days when due, default under any covenant or any agreement in any loan document, cross-default with other debt agreements, bankruptcy and change of control. As of September 30, 2012, the Company was in compliance with the covenants contained in the credit agreement.

Landauer requires limited working capital for its operations as many of its Radiation Measurement customers pay for services in advance. Such advance payments, reflected on the balance sheet as “Deferred Contract Revenues,” amounted to $14.9 million and $14.7 million, respectively, as of September 30, 2012 and September 30, 2011. While these amounts represent approximately 33.0% and 25.4% of current liabilities as of September 30, 2012 and September 30, 2011, respectively, such amounts do not represent a cash obligation.

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

Contractual Obligations

As of September 30, 2012, the expected resources required for scheduled payment of contractual obligations were as follows:

	Schedules payments by fiscal year
(Dollars in Thousands)	Total	2013	2014-15	2016-17	Thereafter
Long-term debt	$141,347	$0	$0	$141,347	$0
Capital leases	139	79	60	0	0
Operating leases	6,832	1,141	1,750	1,568	2,373
Purchase obligations (1)	21,016	20,896	120	0	0
Dividends (2)	5,345	5,345	0	0	0
Pension and postretirement benefits (3)	3,785	390	754	729	1,912
Total obligations	$178,464	$27,851	$2,684	$143,644	$4,285

(1)	Includes accounts payable and other agreements to purchase goods or services including open purchase orders; also includes remaining contractual obligations associated with the Company’s IT platform enhancement.
(2)	Cash dividends in the amount of $0.55 per share were declared on August 24, 2012.
(3)	Includes estimated future benefit payments for supplemental key executive retirement plans and a terminated retirement plan that provides certain retirement benefits payable to non-employee directors. The amounts are actuarially determined, which includes the use of assumptions, and may vary significantly from expectations.

The Company is not able to reasonably estimate the ultimate timing of the payments or the amount by which its gross unrecognized tax benefits of $0.7 million will be settled. Therefore, the liability is excluded from the preceding table. Further information regarding the Company’s income taxes is contained under the footnote “Income Taxes” in Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At September 30, 2012, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued new guidance on the impairment testing for indefinite-lived intangible assets other than goodwill. This guidance now permits entities to initially perform a qualitative assessment on indefinite-lived intangible assets impairment to assess whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, as a result of the qualitative assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. The Company will adopt the guidance for its annual impairment tests performed in fiscal 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The guidance, which is intended to increase the prominence of other comprehensive income in financial statements, eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement or two separate but consecutive statements. This guidance, which must be applied retrospectively, is effective for the Company in the first quarter of fiscal 2013, with early adoption permitted. The Company elected to adopt the new guidance for its September 30, 2012 financial statements. The new guidance impacts only the format of financial statement presentation and, therefore upon adoption, did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued guidance amending existing guidance for measuring and disclosing fair value. The new guidance enhances the disclosure requirements primarily for Level 3 fair value measurements. The Company's adoption of the amended guidance at the end of the second quarter of fiscal 2012 did not have a significant impact on the fair value measurements included in the Company's consolidated financial statements as of September 30, 2012.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk, including changes in foreign currency exchange rates. The financial statements of the Company’s international subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the reporting currency. To date, the market risk associated with foreign currency exchange rates has not been material in relation to the Company’s financial position, results of operations, or cash flows. These risks could increase, however, as the Company expands in international markets and markets becomes more volatile. The Company estimates that a 10% and 20% adverse change in the underlying foreign currency exchange rates would have decreased reported net income in fiscal 2012 by approximately $800 and $1,400, respectively. Historically, the Company believes that adverse changes in foreign exchange rates have not materially impacted its financial condition.

Item 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets

Landauer, Inc. and Subsidiaries

As of September 30,

(Dollars in Thousands)	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$17,633	$7,914
Receivables, net of allowances of $1,088 in 2012 and $794 in 2011	35,165	25,516
Inventories	8,638	8,286
Prepaid income taxes (Note 9)	2,148	4,921
Prepaid expenses and other current assets	3,975	4,005
Current assets	67,559	50,642

Property, plant and equipment, at cost:
Land and improvements	591	619
Buildings and improvements	4,327	4,233
Internal software	50,108	49,238
Equipment	46,349	42,708
	101,375	96,798
Accumulated depreciation and amortization	(46,983)	(49,157)
Net property, plant and equipment	54,392	47,641

Equity in joint ventures (Note 7)	24,108	10,699
Goodwill (Note 8)	106,717	39,962
Intangible assets, net of accumulated amortization of $9,696 in 2012 and $7,355 in 2011 (Note 8)	37,402	10,908
Dosimetry devices, net of accumulated depreciation of $8,879 in 2012 and $9,728 in 2011	6,189	5,618
Other assets (Note 3)	5,758	3,186
ASSETS	$302,125	$168,656

Consolidated Balance Sheets (continued)

Landauer, Inc. and Subsidiaries

As of September 30,

(Dollars in Thousands)	2012	2011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,656	$5,457
Dividends payable	5,345	5,301
Deferred contract revenue	14,947	14,713
Short-term debt (Note 10)	0	19,805
Accrued compensation and related costs	8,260	5,607
Other accrued expenses	7,096	7,066
Current liabilities	45,304	57,949

Non-current liabilities:
Long-term debt (Note 10)	141,347	0
Pension and postretirement obligations (Note 12)	17,586	14,202
Deferred income taxes (Note 9)	15,733	12,805
Other non-current liabilities	1,053	1,292
Non-current liabilities	175,719	28,299

Commitments and Contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value per share, authorized 1,000,000 shares; none issued	0	0
Common stock, $.10 par value per share, authorized 20,000,000 shares; 9,493,368 and 9,462,807 issued and outstanding, respectively, in 2012 and 2011 (Note 11)	949	946
Additional paid in capital	35,898	33,791
Accumulated other comprehensive loss	(5,272)	(3,129)
Retained earnings	48,142	49,724
Landauer, Inc. stockholders’ equity	79,717	81,332
Noncontrolling interest	1,385	1,076
Stockholders’ equity	81,102	82,408
LIABILITIES AND STOCKHOLDERS’ EQUITY	$302,125	$168,656

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

Landauer, Inc. and Subsidiaries

For the Years Ended September 30,

(Dollars in Thousands, Except per Share)	2012	2011	2010
Net revenues	$152,400	$120,458	$114,367
Costs and expenses:
Cost of sales	65,392	47,510	44,478
Selling, general, and administrative	51,096	36,576	33,224
Acquisition and reorganization costs	4,299	1,489	2,028
Abandonment charges	3,443	0	0
	124,230	85,575	79,730
Operating income	28,170	34,883	34,637
Equity in income of joint ventures	3,181	2,191	1,501
Interest expense, net	(3,308)	(270)	(120)
Other income (expense), net	97	(69)	15
Income before taxes	28,140	36,735	36,033
Income taxes	8,040	11,527	11,893
Net income	20,100	25,208	24,140
Less: Net income attributed to noncontrolling interest	830	670	466
Net income attributed to Landauer, Inc.	$19,270	$24,538	$23,674
Net income per share attributed to Landauer, Inc. shareholders:
Basic	$2.04	$2.60	$2.53
Weighted average basic shares outstanding	9,389	9,395	9,310
Diluted	$2.03	$2.58	$2.52
Weighted average diluted shares outstanding	9,437	9,477	9,349

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

Landauer, Inc. and Subsidiaries

For the Years Ended September 30,

	2012
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$19,270	$830	$20,100
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of taxes of $813	(1,757)	0	(1,757)
Foreign currency translation adjustment	(386)	(197)	(583)
Comprehensive income	$17,127	$633	$17,760

	2011
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$24,538	$670	$25,208
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of taxes of $1,496	(2,632)	0	(2,632)
Foreign currency translation adjustment	286	(167)	119
Comprehensive income	$22,192	$503	$22,695

	2010
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$23,674	$466	$24,140
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of taxes of $498	(847)	0	(847)
Foreign currency translation adjustment	579	27	606
Comprehensive income	$23,406	$493	$23,899

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Stockholders’ Equity

Landauer, Inc. and Subsidiaries

	Landauer, Inc. Stockholders’ Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total Stockholders’ Equity
Balance September 30, 2009	9,381,098	$938	$30,834	$(515)	$42,504	$693	$74,454
Stock-based compensation arrangements	71,667	7	1,854	0	0	0	1,861
Dividends	0	0	0	0	(20,238)	(273)	(20,511)
Net income	0	0	0	0	23,674	466	24,140
Foreign currency translation adjustment	0	0	0	579	0	27	606
Defined benefit pension and postretirement plans activity	0	0	0	(847)	0	0	(847)
Balance September 30, 2010	9,452,765	$945	$32,688	$(783)	$45,940	$913	$79,703
Stock-based compensation arrangements	10,042	1	1,103	0	0	0	1,104
Dividends	0	0	0	0	(20,754)	(340)	(21,094)
Net income	0	0	0	0	24,538	670	25,208
Foreign currency translation adjustment	0	0	0	286	0	(167)	119
Defined benefit pension and postretirement plans activity	0	0	0	(2,632)	0	0	(2,632)
Balance September 30, 2011	9,462,807	$946	$33,791	$(3,129)	$49,724	$1,076	$82,408
Stock-based compensation arrangements	30,561	3	2,107	0	0	0	2,110
Dividends	0	0	0	0	(20,852)	(324)	(21,176)
Net income	0	0	0	0	19,270	830	20,100
Foreign currency translation adjustment	0	0	0	(386)	0	(197)	(583)
Defined benefit pension and postretirement plans activity	0	0	0	(1,757)	0	0	(1,757)
Balance September 30, 2012	9,493,368	$949	$35,898	$(5,272)	$48,142	$1,385	$81,102

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

Landauer, Inc. and Subsidiaries

For the Years Ended September 30,

(Dollars in Thousands)	2012	2011	2010
Cash flows provided by operating activities:
Net income	$20,100	$25,208	$24,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,631	7,991	6,681
Loss on sale, disposal and abandonment of assets	3,455	89	0
Equity in net income of joint ventures, net of dividends	(1,788)	(1,280)	(397)
Stock-based compensation and related net tax benefits	2,994	1,998	1,802
Current and long-term deferred taxes, net	2,908	1,687	4,421
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(7,636)	(1,855)	(619)
Decrease (increase) in prepaid taxes	2,774	514	(1,649)
Other operating assets, net	(3,850)	(3,984)	(4,805)
Increase (decrease) in accounts payable and other accrued liabilities	3,401	(886)	(1,092)
Other operating liabilities, net	1,678	1,755	(2,208)
Net cash provided by operating activities	35,667	31,237	26,274

Cash flows used by investing activities:
Acquisition of property, plant & equipment	(15,196)	(12,923)	(15,978)
Acquisition of joint ventures and businesses, net of cash acquired	(110,057)	(2,847)	(32,014)
Other investing activities, net	(880)	(1,579)	0
Net cash used by investing activities	(126,133)	(17,349)	(47,992)

Cash flows provided (used) by financing activities:
Net borrowings on revolving credit facility	(19,803)	7,313	12,504
Long-term borrowings - proceeds	146,647	0	0
Long-term borrowings - repayment	(5,300)	0	0
Dividends paid to stockholders	(20,808)	(20,593)	(20,091)
Other financing activities, net	(210)	(155)	724
Net cash provided (used) by financing activities	100,526	(13,435)	(6,863)

Effects of foreign currency translation	(341)	(198)	(253)

Net increase (decrease) in cash and cash equivalents	9,719	255	(28,834)
Opening balance - cash and cash equivalents	7,914	7,659	36,493
Ending balance - cash and cash equivalents	$17,633	$7,914	$7,659

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$3,582	$436	$365
Cash paid for income taxes	$2,050	$8,011	$8,746

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Landauer, Inc. and Subsidiaries

(Dollars in thousands)

1.   Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries in which the Company has greater than 50 percent ownership, and variable interest entities in which the Company has controlling financial interest. All inter-company balances and transactions are eliminated in consolidation. Entities in which the Company has less than 50 percent ownership or does not have a controlling financial interest but is considered to have significant influence are accounted for on the equity method.

Cash Equivalents

Cash equivalents include investments with an original maturity of three months or less. Primarily all investments are short-term money market instruments.

Inventories

Inventories, principally the components associated with dosimetry devices, are valued at lower of cost or market utilizing a first-in, first-out method.

Revenues and Deferred Contract Revenue

The source of Radiation Measurement segment revenues for the Company is radiation measuring and monitoring services including other services incidental to measuring and monitoring. The measuring and monitoring services provided by the Company to its customers are of a subscription nature and are continuous. The Company views its business in the Radiation Measurement segment as services provided to customers over a period of time and the wear period is the period over which those services are provided. Badge production, wearing of badges, badge analysis, and report preparation are integral to the benefit that the Company provides to its customers. These services are provided to customers on an agreed-upon recurring basis (monthly, bi-monthly, quarterly, semi-annually or annually) that the customer chooses for the wear period. Revenue is recognized on a straight-line basis, adjusted for changes in pricing and volume, over the wear period as the service is continuous and no other discernible pattern of recognition is evident. Revenues are recognized over the periods in which the customers wear the badges irrespective of whether invoiced in advance or in arrears.

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

The Company sells radiation measurement products to its customers, principally InLight products, for their use in conducting radiation measurements or managing radiation detection programs. Revenues from product sales are recognized when shipped.

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

The Company, through its Medical Products segment, offers high quality medical consumable accessories used in radiology, radiation therapy, and image guided surgery procedures. IZI’s customer base includes buyers at several stages along the supply chain including distributors, manufacturers of image guided navigation equipment, and product end users such as hospitals, radiation oncology clinics, mammography clinics, and imaging centers. Revenues from medical product sales are recognized when shipped.

Research and Development

The cost of research and development programs is charged to selling, general and administrative expense as incurred and amounted to approximately $3,957, $2,361 and $2,285 in fiscal 2012, 2011 and 2010, respectively. Research and development costs include salaries and allocated employee benefits, third-party research contracts, depreciation and supplies.

Depreciation, Amortization and Maintenance

Property, plant and equipment are recorded at cost. Plant, equipment and custom software are depreciated on a straight-line basis over their estimated useful lives, which are primarily 30 years for buildings, three to eight years for equipment and five to ten years for internal software. Dosimetry devices, principally badges, and software are amortized on a straight-line basis over their estimated lives, which are thirty months to eight years. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense, primarily related to product shows and exhibits, amounted to $920, $877 and $748 in fiscal 2012, 2011 and 2010, respectively.

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

(Dollars in Thousands)	2012	2011	2010
Foreign currency translation adjustments	$1,900	$2,286	$2,000
Defined benefit pension and postretirement plans activity	(7,172)	(5,415)	(2,783)
Total accumulated other comprehensive loss	$(5,272)	$(3,129)	$(783)

Stock-Based Compensation

The Company measures and recognizes compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation expense, primarily for grants of restricted stock, totaled approximately $2,434, $1,481 and $1,287 for fiscal 2012, 2011 and 2010, respectively. The total income tax benefit recognized in the consolidated statements of income related to expense for stock-based compensation was approximately $901, $537 and $475 during fiscal 2012, 2011 and 2010, respectively.

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

Subsequent to fiscal 2005, key employees and/or non-employee directors have been granted restricted share awards that consist of performance shares and time vested restricted stock. Performance shares represent a right to receive shares of common stock upon satisfaction of performance goals or other specified metrics. Restricted stock represents a right to receive shares of common stock upon the passage of a specified period of time. The fair value of performance shares and restricted stock granted under the Company’s 2005 Long-Term Incentive Plan was based on the average of the Company’s high and low stock prices on the date of grant. Upon the adoption of the Company’s Incentive Compensation Plan in February 2008, the fair value of performance shares and restricted stock granted under the new plan is based on the Company’s closing stock price on the date of grant. Compensation expense for performance shares is recorded ratably over the vesting period, assuming that achievement of performance goals is deemed probable. Compensation expense for restricted stock is recognized ratably over the vesting period. The per share weighted average fair value of restricted shares, including restricted stock and performance shares, granted during fiscal 2012, 2011 and 2010 was $51.89, $62.17 and $61.51, respectively.

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

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued new guidance on the impairment testing for indefinite-lived intangible assets other than goodwill. This guidance now permits entities to initially perform a qualitative assessment on indefinite-lived intangible assets impairment to assess whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, as a result of the qualitative assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. The Company will adopt the guidance for its annual impairment tests performed in fiscal 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The guidance, which is intended to increase the prominence of other comprehensive income in financial statements, eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement or two separate but consecutive statements. This guidance, which must be applied retrospectively, is effective for the Company in the first quarter of fiscal 2013, with early adoption permitted. The Company elected to adopt the new guidance for its September 30, 2012 financial statements. The new guidance impacts only the format of financial statement presentation and, therefore upon adoption, did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued guidance amending existing guidance for measuring and disclosing fair value. The new guidance enhances the disclosure requirements primarily for Level 3 fair value measurements.  The Company's adoption of the amended guidance at the end of the second quarter of fiscal 2012 did not have a significant impact on the fair value measurements included in the Company's consolidated financial statements as of September 30, 2012.

2.   Business Combinations

During fiscal 2012, the Company completed the acquisition of a medical physics practice, and established a domestic unconsolidated joint venture, which provides radiation measurement services, neither of which were individually, or in the aggregate, material to the Company’s consolidated financial statements.

During fiscal 2011, the Company established an unconsolidated joint venture in Turkey, which provides radiation measurement services, and completed the acquisition of three medical physics practices, none of which were individually, or in the aggregate, material to the Company’s consolidated financial statements.

Acquisition of IZI

On November 14, 2011, Landauer acquired all of the outstanding equity interests of IZI, a leading provider of high quality medical consumable accessories used in radiology, radiation therapy, and image guided surgery procedures, for $93,000 plus working capital and the assumption of liabilities. The Company completed the acquisition of IZI as a platform to expand into the radiation oncology, radiology, and image guided surgery end markets. The operating results of IZI are reported in the Medical Products reporting segment.

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

The excess of the consideration transferred over the fair value of the net tangible and intangible assets acquired resulted in goodwill of $64,069, which is attributable primarily to the earnings power of the future products and services expected to be produced by IZI, new customer expansion opportunities in adjacent markets that are expected to result from the business combination with Landauer, and the potential to acquire or merge with other businesses. The goodwill has been assigned to the Medical Products reporting segment. For income tax purposes, the Company is amortizing goodwill of $64,641 over 15 years. The Company acquired trademarks and tradenames in the amount of $2,000 which have indefinite lives, patents in the amount of $2,000 which are being amortized over 7 years, and $23,000 of customer relationships which are being amortized over 15 years. For income tax purposes, the values of the trademarks and tradenames, patents and customer relationships are being amortized over 15 years.

IZI’s revenues of $13,541 and net income of $3,197 were recognized in the Company’s consolidated financial statements for the period from November 14, 2011 to September 30, 2012.

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

The excess of the consideration transferred over the fair value of the net tangible and intangible assets acquired resulted in goodwill of $17,380, which is attributable primarily to the value of the acquired assembled workforce and GPS’ position as a leading provider in a large fragmented growth market. The goodwill has been assigned to the Medical Physics reporting segment. The Company is deducting $4,228 of goodwill and $25 for a non-compete agreement for income tax purposes. The Company acquired a tradename in the amount of $900 (see footnote 5 “Abandonment Charges”), and $4,400 of customer relationships which are being amortized over 15 years.

GPS’s revenues of $13,305 and net loss of $617 were recognized in the Company’s consolidated financial statements for the period from November 1, 2009 to September 30, 2010. The revenues and results of operations of GPS from November 1 to the date of acquisition, November 9, were not material to the consolidated financial statements.

Other Acquisitions

During fiscal 2010, the Company completed other various acquisitions which are presented in the aggregate as they were not individually material to the Company’s consolidated financial statements.

On November 2, 2009, Landauer completed the acquisition of all issued and outstanding capital stock of GDM, a Swedish provider of radon measurement services. GDM is based near Stockholm, Sweden and provides measurement services throughout the Scandinavian region and Europe. The consideration transferred for GDM was $6,603. On October 2, 2009, Landauer acquired the assets of a dosimetry service provider in Sweden, PDM. The consideration transferred for PDM was $1,085. These acquisitions are consistent with the Company’s strategy to expand into new international markets, primarily by investing in or acquiring existing radiation measurement service providers with a prominent local presence. These acquisitions are reported in the Radiation Measurement reporting segment.

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

The excess of the consideration transferred over the fair value of the net tangible and intangible assets acquired resulted in goodwill for these acquisitions of $8,130, of which $6,798 and $1,332 has been assigned to the Radiation Measurement segment and the Medical Physics segment, respectively. The Company expects to deduct approximately $1,717 of goodwill for income tax purposes. The Company acquired customer lists, the fair value of which was determined to be $1,389, which are being amortized over 15 years.

The acquired businesses contributed revenues of $5,043 and earnings of $490 to the Company for the period from their respective dates of acquisition to September 30, 2010.

Unaudited Proforma Results

The following unaudited proforma summary presents consolidated information of the Company as if these business combinations had occurred as of the beginning of the respective periods.

	September 30, 2012
(Dollars in Thousands)	Landauer, Inc. Actual	Landauer, Inc. Proforma
Revenues	$152,400	$154,658
Net income attributed to Landauer, Inc.	19,270	19,404

	September 30, 2011
(Dollars in Thousands)	Landauer, Inc. Actual	Landauer, Inc. Proforma
Revenues	$120,458	$139,096
Net income attributed to Landauer, Inc.	24,538	24,132

	September 30, 2010
(Dollars in Thousands)	Landauer, Inc. Actual	Landauer, Inc. Proforma
Revenues	$114,367	$119,040
Net income attributed to Landauer, Inc.	23,674	23,767

The proforma results include adjustments to the acquired businesses’ accounting policies to align with those of Landauer. Certain other adjustments to actual results, together with the consequential tax effects, include: elimination of pretax acquisition and reorganization costs in fiscal 2010; customer freight expense netted against customer freight revenues; increased costs to reflect the impact of the increase, upon acquisition, in finished goods fair value; additional amortization for intangible assets; elimination of management fees charged by IZI’s former majority shareholder; and elimination of IZI’s interest expense related to its pre-existing debt agreements. The proforma adjustments also reflect: additional interest expense incurred in connection with debt financing of the acquisitions compared to interest expense under the Company’s pre-existing debt agreements; amortization of debt issuance costs; and the income tax impact of these adjustments. The unaudited proforma information is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been effective as of the beginning of the periods presented.

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

As of September 30, 2012, the Company’s financial assets measured and recorded at fair value on a recurring basis were comprised of investments in trading securities, which are reported in other long-term assets. The investments are held in a Rabbi trust for benefits under the Company’s deferred compensation plan. Under the plan, participants designate investment options to serve as the basis for measurement of the notional value of their accounts. The investments include a money market fund and mutual funds that are publicly traded. The fair values of the shares or underlying securities of these funds are based on quoted market prices and, therefore, are categorized as Level 1 in the fair value hierarchy.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2012 Using
(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash equivalents	$42	$0	$0
Mutual funds	2,368	0	0
Total financial assets at fair value	$2,410	$0	$0

	Fair Value Measurements at September 30, 2011 Using
(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash equivalents	$27	$0	$0
Mutual funds	1,752	0	0
Total financial assets at fair value	$1,779	$0	$0
49

As of September 30, 2012, the carrying amount of the Company’s long-term debt approximated fair value as the stated interest rates were variable in relation to prevailing market rates.

4.   Acquisition and Reorganization Costs

Acquisition and reorganization costs during fiscal 2012, 2011 and 2010 were $4,299, $1,489 and $2,028, respectively. Such expenses were primarily for professional fees with accounting, financial, legal and tax advisors to support the due diligence, transaction structure and accounting for acquisitions, as well as costs in the pursuit of acquisitions that may not be consummated. In fiscal 2012, such expenses primarily supported the acquisition of IZI. In fiscal 2011, such expenses were related to the establishment of a radiation measurement unconsolidated joint venture in Turkey and the acquisition of three medical physics practices. In fiscal 2010, such expenses primarily supported the acquisition of GPS along with other smaller acquisitions. The Company’s acquisitions are described further under the footnote “Business Combinations” of this Annual Report on Form 10-K. Acquisition costs were expensed as incurred.

In addition, the fiscal 2012 charges included $760 in reorganization costs for severance to support changes in selected management roles throughout the organization, including LMP and IZI. As of September 30, 2012, the Company paid $168, remaining payments expected to be paid in fiscal 2013 will be $592.

5.   Abandonment Charges

In the fourth quarter of fiscal 2012, the Company abandoned tangible and intangible assets in the amount of $3,443. Based on post-implementation events and assessments, the Company abandoned specific assets under its IT platform enhancements that supported the previous systems prior to cutover to the enhanced system in July 2012. The completion of the strategic assessment identified assets to be abandoned in the amount of $2,693. As of September 30, 2012, the Company accelerated its rebranding strategy of the LMP tradename and ceased its use of the GPS tradename completely, resulting in abandonment costs for the remaining book value of $750.

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

Unvested stock-based compensation awards that contain non-forfeitable rights to dividends are treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. The Company’s time vested restricted stock is a participating security. The following table sets forth the computation of net income per share for the years ended September 30:

(Dollars in Thousands, Except per Share)	2012	2011	2010
Basic Net Income per Share
Net income attributed to Landauer, Inc.	$19,270	$24,538	$23,674
Less: Income allocated to unvested restricted stock	137	129	91
Net income available to common stockholders	$19,133	$24,409	$23,583
Basic weighted averages shares outstanding	9,389	9,395	9,310
Net income per share - Basic	$2.04	$2.60	$2.53

Diluted Net Income per Share
Net income attributed to Landauer, Inc.	$19,270	$24,538	$23,674
Less: Income allocated to unvested restricted stock	137	129	91
Net income available to common stockholders	$19,133	$24,409	$23,583
Basic weighted averages shares outstanding	9,389	9,395	9,310
Effect of dilutive securities	48	82	39
Diluted weighted averages shares outstanding	9,437	9,477	9,349
Net income per share - Diluted	$2.03	$2.58	$2.52

7.   Equity in Joint Ventures

Investments accounted for on the equity basis have the related equity in earnings of these joint ventures included in its own caption in the accompanying Statements of Income. At September 30, 2012, the Company had a 50% equity interest in Nagase-Landauer, Ltd., a radiation measurement company in Japan; a 50% equity interest in Epsilon Landauer Dozimetri, a radiation measurement company in Turkey; and a 49% equity interest in Yamasato, Fujiwara, Higa & Associates, Inc., a domestic small business supplier to the International Atomic Energy Agency as well as the U.S. military.

The combined summary financial information as of and for the years ended September 30, 2012, 2011 and 2010 is presented for all equity method investments owned during the respective periods.

(Dollars in Thousands)	2012	2011	2010
Revenues	$34,937	$26,663	$22,513
Gross profit	19,796	15,125	10,922
Net income	6,374	4,382	3,002

(Dollars in Thousands)	2012	2011
Current assets	$27,738	$13,885
Other assets	44,404	21,515
Current liabilities	19,580	11,552
Other liabilities	3,727	2,488

8.   Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by reportable segment, for the years ended September 30, 2012 and 2011 were as follows:

(Dollars in Thousands)	Radiation Measurement	Medical Physics	Medical Products	Total
Goodwill at September 30, 2010	$20,556	$18,712	$0	$39,268
Increase related to acquisitions, net of subsequent adjustments for deferred taxes	0	1,025	0	1,025
Effects of foreign currency	(331)	0	0	(331)
Goodwill at September 30, 2011	$20,225	$19,737	$0	$39,962
Increase related to acquisitions, net of subsequent adjustments for deferred taxes	0	2,874	64,069	66,943
Effects of foreign currency	(188)	0	0	(188)
Goodwill at September 30, 2012	$20,037	$22,611	$64,069	$106,717

Intangible assets as of September 30 consisted of the following:

	2012		2011
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists	$40,880	$8,501	$15,645	$6,467
Trademarks and tradenames	2,123	0	1,024	0
Licenses and patents	3,518	638	1,017	331
Other intangibles	577	557	577	557
Intangible assets	$47,098	$9,696	$18,263	$7,355

The Company assumed customer lists and tradenames of $29,914 and $1,433 relating to the business combinations completed during fiscal 2012 and 2011, respectively. Additional disclosures regarding the business combinations is contained under the footnote “Business Combinations” of this Annual Report on Form 10-K. Amortization of intangible assets was $3,270, $1,033 and $929 for the years ended September 30, 2012, 2011 and 2010, respectively. Annual aggregate amortization expense related to intangible assets is estimated to be approximately $2,890 for fiscal 2013, $2,870 for each of fiscal 2014 through 2016, and $2,740 for fiscal 2017. As a result of its annual testing and review for impairment of goodwill and other intangible assets, the Company determined that no impairment was required to be recognized as of September 30, 2012.

9.   Income Taxes

The components of pretax income for the years ended September 30 were as follows:

(Dollars in Thousands)	2012	2011	2010
Pretax income:
U.S.	$21,323	$30,160	$29,472
Foreign	6,817	6,575	6,561
Total pretax income	$28,140	$36,735	$36,033

The components of the provision for income taxes for the years ended September 30 were as follows:

(Dollars in Thousands)	2012	2011	2010
Current:
U.S. Federal	$1,857	$5,512	$5,426
State and local	194	511	314
Foreign	2,149	2,370	1,931
Current tax provision	$4,200	$8,393	$7,671
Deferred:
U.S. Federal	$3,927	$2,360	$4,002
State and local	388	107	221
Foreign	(475)	667	(1)
Deferred tax provision	$3,840	$3,134	$4,222
Income tax provision	$8,040	$11,527	$11,893

The effective tax rates for the fiscal years ended September 30, 2012, 2011 and 2010 were 28.6%, 31.4% and 33.0%, respectively. The fiscal 2012 effective tax rate decreased due primarily to an increased realization of the Foreign Tax Credit, and an increased research and development credit by a foreign affiliate. The following is a reconciliation of the U.S. federal statutory rate of 35% to the effective income tax rate:

	2012	2011	2010
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes net of Federal tax benefit	1.3%	0.9%	1.0%
Lower rates on Foreign operations	(3.9%)	(1.3%)	(1.0%)
Non-taxed equity earnings	(4.0%)	(2.1%)	(1.4%)
Foreign tax credit impact, net	(1.5%)	(0.6%)	(1.4%)
Other	1.7%	(0.5%)	0.8%
Effective income tax rate	28.6%	31.4%	33.0%

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at September 30:

(Dollars in Thousands)	2012	2011
Deferred tax assets:
Pension accrual	$2,998	$2,148
Compensation expense	2,794	2,581
Medical insurance claims	475	433
Retirement plans	2,251	1,979
Allowance for uncollectible accounts	339	196
Accruals not currently deductible	416	145
Other	1,565	954
	$10,838	$8,436
Deferred tax liabilities:
Depreciation	$1,904	$1,663
Software development	14,812	12,582
Intangible asset amortization	7,267	4,643
Accrued income	28	95
Other	51	50
	$24,062	$19,033
Net deferred tax liability	$(13,224)	$(10,597)

The Company believes that the realization of deferred tax assets is more likely than not based upon the expectation the Company will generate the necessary taxable income in the future periods. Therefore, no valuation allowances have been provided.

The Company has provided for U.S. deferred income taxes and foreign withholding tax in the amount of $28 on undistributed earnings not considered permanently reinvested in its non-U.S. subsidiaries. The Company has not provided for U.S. deferred income taxes or foreign withholding tax on the remainder of undistributed earnings from its non-U.S. subsidiaries because such earnings are considered to be permanently reinvested as it is the Company’s intention to reinvest accumulated cash balances, future cash flows and profits to make capital improvements, and grow and expand its foreign operations. In accordance with this plan, cash held by certain foreign subsidiaries will not be available for U.S. Company operations, and under current laws, will not be subject to U.S. taxation. As of September 30, 2012, 2011 and 2010, permanently reinvested cumulative undistributed earnings attributable to certain foreign operations were approximately $14,262, $13,047 and $23,526, respectively. The change in the permanently reinvested cumulative undistributed earnings from fiscal 2011 to fiscal 2012 is due primarily to translation and current year earnings. The Company has sufficient cash and cash equivalents available for use in the U.S. to fund current operations without drawing on the permanently reinvested funds held by its foreign operations. If in the future the Company decides to repatriate these permanently reinvested foreign earnings, it does not anticipate any significant incremental U.S. Federal and State income tax.

As of September 30, 2012, the Company's U.S. income tax returns for fiscal 2009 and subsequent years remained subject to examination by the Internal Revenue Service ("IRS"). The Company is not currently under audit by the IRS. State income tax returns generally have statute of limitations for periods between three and four years from the date of filing. The Company is currently undergoing a state income tax audit. The Company does not expect the audit to have a material impact on its consolidated financial statements. The Company is not currently under audit in any foreign jurisdictions. The Company’s foreign operations have statute of limitations on the examination of tax returns for periods between two and six years.

The Company operates in numerous taxing jurisdictions and is subject to regular examinations by various U.S. federal, state, local and foreign jurisdictions for various tax periods. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which it does business. Due to the subjectivity of interpretations of the income tax laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments.

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

A reconciliation of gross unrecognized tax benefits, exclusive of interest and penalties, is as follows:

(Dollars in Thousands)	2012	2011	2010
Balance at beginning of year	$770	$714	$532
Tax positions related to current year:
Gross increases	23	150	119
Tax positions related to prior periods:
Gross increases	127	167	405
Gross decreases	(182)	(50)	(133)
Decreases related to settlements	0	0	(110)
Decreases related to lapse of statute of limitations	(155)	(211)	(99)
Balance at end of year	$583	$770	$714

The total amount of unrecognized tax benefits, net of federal benefit, that, if recognized, would affect the effective tax rate was $547, $666 and $675 as of September 30, 2012, 2011 and 2010, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2012 and 2011, the gross amount of interest and penalties recorded was $82 and $58, respectively. The Company does not expect that any change in the amount of unrecognized tax benefits in the next twelve months, with respect to items identified, will have a significant impact on the consolidated results of operations or the financial position of the Company. The amount of unrecognized tax benefits and the related interest and penalties expected to reverse within the next fiscal year is estimated to be approximately $275.

10.  Credit Facility

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

On November 14, 2011, Landauer entered into a five-year syndicated revolving credit agreement with a group of lenders led by BMO Harris, pursuant to which, the Company has been provided a senior secured reducing revolving credit facility (“new credit agreement”) of up to $175,000 plus the ability to increase the line by an additional $25,000. Landauer borrowed $132,887 under the new credit agreement to finance the IZI acquisition, to refinance existing indebtedness and to fund certain fees and expenses associated with the closing of the new credit facility. The new credit agreement matures on November 14, 2016, and is secured by a first-priority perfected security interest in substantially all of the tangible and intangible assets of Landauer and its existing and future material domestic subsidiaries, including a pledge of 100% of the stock of each domestic subsidiary and a pledge of 66% of the stock of each first-tier foreign subsidiary.

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

The new credit agreement includes limitations on indebtedness, liens, investments and acquisitions, loans and advances, mergers and consolidations, sales of assets, dividends, stock repurchases and other restricted payments. In addition, the new credit agreement requires that Landauer maintain (i) a minimum net worth at all times of $65,000, (ii) a maximum leverage ratio ranging between 3.00 to 1.00 and 2.50 to 1.00, as applicable for each fiscal quarter, and (iii) a minimum fixed charge coverage ratio ranging between 1.15 to 1.00 and 1.35 to 1.00, as applicable for each fiscal quarter. The new credit agreement also includes customary events of default, including but not limited to failure to pay any principal when due or any interest, fees or other amounts within three business days when due, default under any covenant or any agreement in any loan document, cross-default with other debt agreements, bankruptcy and change of control. As of September 30, 2012, the Company was in compliance with the covenants contained in the new credit agreement.

Borrowings under the new credit agreement are classified as long-term debt. As of September 30, 2012, the Company repaid $5,300 of the borrowings under the new credit facility. As of September 30, 2012, the balance outstanding under the Company’s new credit agreement was $141,347. Interest expense on the borrowings under the new and old credit facilities for the fiscal year ended September 30, 2012 was $3,627. The weighted average interest rate for the base and LIBOR rate was 3.03% for fiscal 2012. At September 30, 2012 the applicable interest rate for the base and LIBOR rate separately was 4.75% and 2.735% per annum, respectively.

11.  Capital Stock

Landauer has two classes of capital stock, preferred and common, with a par value of $0.10 per share for each class. Of 20,000,000 common shares which are authorized, there were 9,493,368 and 9,462,807 shares of common stock issued and outstanding as of September 30, 2012 and 2011, respectively. Of 1,000,000 preferred shares which are authorized, there were no shares of preferred stock issued. Cash dividends of $2.20 per common share were declared in fiscal 2012. As of September 30, 2012, there were accrued and unpaid dividends of $5,345. Landauer has reserved 500,000 shares of common stock under the Landauer, Inc. Incentive Compensation Plan approved by shareholders on February 7, 2008.

12.  Employee Benefit Plans

Defined Contribution Plans

Landauer maintains a 401(k) savings plan covering substantially all radiation measurement U.S. full-time employees. Qualified contributions made by employees to the plan are partially matched by the Company. Employees of the Company’s LMP subsidiary participate in a 401(k) savings plan which generally does not provide for an employer matching contribution. Employees of the Company’s IZI subsidiary participate in a 401(k) savings plan which provides for an employer matching contribution. The Company also maintains a supplemental defined contribution plan for certain executives, which allows participating executives to make voluntary deferrals and provides for employer contributions at the discretion of the Company.

Amounts expensed for Company contributions under these plans during the fiscal years ended September 30, 2012, 2011 and 2010 were $1,319, $791 and $1,125, respectively. Distribution of the chief executive officer’s additional benefit of $1,324 was made during October 2010.

Defined Benefit Plans

Historically the Company provided, to substantially all full-time employees in the United States, a qualified noncontributory defined benefit pension plan to provide a basic replacement income benefit upon retirement. For key executives, the basic benefit was supplemented with a supplemental executive retirement plan to address U.S. tax law limitations placed on the benefits under the qualified pension plan. The supplemental plan is not separately funded and costs of the plan are expensed annually. The qualified noncontributory defined benefit pension plan and the supplemental executive retirement plan were frozen in fiscal 2009 and future benefit accruals under such plans ceased. Landauer formerly maintained a directors' retirement plan that provides certain retirement benefits for non-employee directors. The directors' plan was terminated in January 1997 and benefits accrued under the retirement plan are frozen.

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

	Pension Benefits		Other Benefits
(Dollars in Thousands)	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$31,714	$28,839	$1,196	$1,114
Service cost	0	0	61	54
Interest cost	1,442	1,454	53	55
Actuarial loss	4,293	2,302	55	30
Benefits paid	(1,013)	(881)	(79)	(57)
Benefit obligation at end of year	36,436	31,714	1,286	1,196

Change in plan assets:
Fair value of plan assets at beginning of year	20,540	21,513	0	0
Actual return on plan assets	2,775	(408)	0	0
Employer contributions	373	316	79	57
Benefits paid	(1,013)	(881)	(79)	(57)
Fair value of plan assets at end of year	22,675	20,540	0	0

Funded status at end of year	$(13,761)	$(11,174)	$(1,286)	$(1,196)

	Pension Benefits		Other Benefits
(Dollars in Thousands)	2012	2011	2012	2011
Amounts recognized in consolidated balance sheets:
Current liabilities - accrued pension and postretirement costs	$(382)	$(352)	$(63)	$(67)
Noncurrent liabilities - pension and postretirement obligations	(13,379)	(10,822)	(1,223)	(1,129)
Net amount recognized	$(13,761)	$(11,174)	$(1,286)	$(1,196)

Amounts recognized in accumulated other comprehensive income (loss):
Net loss (gain)	$11,050	$8,535	$29	$(26)
Net amount recognized in accumulated other comprehensive income (loss)	$11,050	$8,535	$29	$(26)

As of September 30, 2012 and 2011, the accumulated benefit obligation for all defined benefit pension plans was $36,436 and $31,714, respectively. Information for pension plans with an accumulated benefit obligation in excess of plan assets as of September 30 is set forth in the following table:

(Dollars in Thousands)	2012	2011
Projected benefit obligation	$36,436	$31,714
Accumulated benefit obligation	36,436	31,714
Fair value of plan assets	22,675	20,540

The components of net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
(Dollars in Thousands)	2012	2011	2010	2012	2011	2010
Service cost	$0	$0	$0	$61	$54	$52
Interest cost	1,442	1,454	1,440	53	55	55
Expected return on plan assets	(1,312)	(1,380)	(1,285)	0	0	0
Amortization of prior service credit	0	0	0	0	(111)	(111)
Recognized net actuarial loss	314	104	35	0	0	0
Net periodic benefit cost (credit)	$444	$178	$190	$114	$(2)	$(4)

Other changes in plan assets and benefit obligations recognized in other comprehensive income, pre-tax, were as follows:

	Pension Benefits			Other Benefits
(Dollars in Thousands)	2012	2011	2010	2012	2011	2010
Net loss (gain)	$2,829	$4,091	$1,371	$55	$30	$(102)
Amortization of net loss	(314)	(104)	(35)	0	0	0
Amortization of prior service cost	0	0	0	0	111	111
Total recognized in other comprehensive income	2,515	3,987	1,336	55	141	9

Total recognized in net periodic benefit cost and other comprehensive income	$2,959	$4,165	$1,526	$169	$139	$5

The estimated pre-tax amount in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over the next fiscal year for pension benefits is a net loss of $427. No amounts are expected to be recognized for other benefits over the next fiscal year.

Assumptions

The weighted-average assumptions used to determine benefit obligations at September 30 were as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Discount rate	3.77%	4.60%	3.77%	4.60%
Rate of compensation increase	na	na	na	na

The weighted-average assumptions used to determine net periodic benefit cost for years ended September 30 were as follows:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	4.60%	5.08%	5.59%	4.60%	5.08%	5.59%
Expected long-term return on plan assets	6.50%	6.50%	6.50%	na	na	na
Rate of compensation increase	na	na	na	na	na	na

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

Assumed health care cost trend rates at September 30 were:

	2012	2011
Health care cost trend rate assumed for next year	12%	12%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6%	6%
Year that the rate reaches the ultimate trend rate	2018	2017

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of September 30, 2012.

(Dollars in Thousands)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on aggregate of service and interest cost	$9	$8
Effect on postretirement benefit obligation	$90	$81

Contributions

The Company, under IRS minimum funding standards, is required to make a contribution of $356 to its defined benefit pension plan during fiscal 2013.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

(Dollars in Thousands)	Pension Benefits	Other Benefits
2013	$1,223	$64
2014	1,199	48
2015	1,241	32
2016	1,251	36
2017	1,340	38
Years 2018-2022	9,094	165

Plan Assets

Landauer’s pension plan weighted-average asset allocations by asset category at September 30 were:

	Plan Assets at September 30,
Asset Category:	2012	2011
Fixed income	57%	60%
Equity securities	41%	37%
Cash equivalents	2%	3%
Total	100%	100%

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

Refer to footnote 3, “Fair Value Measurements” for further information regarding fair value inputs and hierarchy. Plan assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2012 Using
(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Money market accounts	$61	$0	$0
Debt securities:
Corporate bonds	0	4,950	0
Government bonds	0	264	0
Registered investment companies	7,797	0	0
Equity securities:
Domestic	6,598	0	0
International	3,005	0	0
Total assets at fair value	$17,461	$5,214	$0

	Fair Value Measurements at September 30, 2011 Using
(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Money market accounts	$178	$0	$0
Debt securities:
Corporate bonds	0	4,545	0
Government bonds	0	173	0
Registered investment companies	7,631	0	0
Equity securities:
Domestic	5,868	0	0
International	2,145	0	0
Total assets at fair value	$15,822	$4,718	$0

13.  Commitments and Contingencies

The Company is a party to a variety of legal proceedings that arise in the ordinary course of its business. While the results of these legal proceedings cannot be predicted with certainty, the Company regularly reviews legal matters and records provisions for claims that it can estimate and are considered probable of loss. As of September 30, 2012, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

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

Restricted Share Awards

Restricted share awards consist of performance shares and time vested restricted stock. Expense related to performance shares and restricted stock is recognized ratably over the vesting period. Restricted stock issued to eligible employees and directors under the Plans vests, to date, over a period from 6 months to 5 years, and performance shares contingently vest over various periods, depending on the nature of the performance goal. Restricted share transactions during fiscal 2012 were as follows:

	Number of Restricted Share Awards (in Thousands)	Weighted- Average Fair Value
Outstanding at October 1, 2011	86	$61.61
Granted	80	51.89
Vested	(26)	60.71
Forfeited	(26)	59.34
Outstanding at September 30, 2012	114	$55.50

As of September 30, 2012, unrecognized compensation expense related to restricted share awards totaled $3,726 and is expected to be recognized over a weighted average period of 1.42 years. The total fair value of shares vested during fiscal 2012, 2011 and 2010 was $1,593, $1,623 and $199, respectively.

Stock Options

Expense related to stock options issued to eligible employees and directors under the Plans is recognized ratably over the vesting period. Stock options generally vest over a period of 0 to 4 years and have 10-year contractual terms. A summary of stock option activity during fiscal 2012 is presented below:

	Number of Options (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at October 1, 2011	90	$45.23
Exercised	(3)	43.35
Outstanding at September 30, 2012	87	$45.29	2.2	$1,256
Exercisable at September 30, 2012	87	$45.29	2.2	$1,256

As of September 30, 2012, all outstanding stock options were vested and compensation expense related to stock options was recognized. The Company has not granted stock options subsequent to fiscal 2005. The intrinsic value of options exercised totaled $34, $73 and $1,062 during fiscal 2012, 2011 and 2010, respectively. The total income tax benefit recognized in the consolidated statements of income related to the exercise of stock options was $13, $27 and $388 during fiscal 2012, 2011 and 2010, respectively.

15.  Geographic Information

The Company provides its services primarily to customers in the United States, as well as to customers in other geographic markets. The Company does not have any significant long-lived assets in foreign countries. The following table shows the geographical distribution of revenues for the fiscal years ended September 30:

(Dollars in Thousands)	2012	2011	2010
Domestic	$121,519	$90,897	$88,409
Europe	20,245	20,472	18,311
Other countries	10,636	9,089	7,647
Consolidated revenues	$152,400	$120,458	$114,367

16.  Segment Information

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

The Radiation Measurement segment provides analytical services to determine occupational and environmental radiation exposure. These services are provided internationally primarily to hospitals, medical and dental offices, universities, national laboratories, and nuclear facilities. Radiation Measurement activities include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from customers, and the analysis and reporting of exposure findings. In addition to providing analytical services, the Radiation Measurement segment leases or sells dosimetry detectors and reading equipment.

The Medical Physics segment provides therapeutic and imaging physics services to domestic hospitals and radiation therapy centers. Service offerings include clinical physics support, equipment commissioning, accreditation support and imaging equipment testing. These professional services are provided to customers on-site by skilled physicists. Medical physics services are provided through the Company’s LMP subsidiary.

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

The following tables summarize financial information for each reportable segment for the years ended September 30:

	2012
(Dollars in Thousands)	Radiation Measurement	Medical Physics	Medical Products	Consolidated
Revenues	$107,922	$30,937	$13,541	$152,400
Operating income	21,539	1,334	5,297	28,170
Depreciation and amortization	8,377	1,419	1,835	11,631
Capital expenditures for property, plant & equipment	14,677	468	51	15,196

	2011
(Dollars in Thousands)	Radiation Measurement	Medical Physics	Medical Products	Consolidated
Revenues	$99,868	$20,590	$0	$120,458
Operating income (loss)	35,373	(490)	0	34,883
Depreciation and amortization	7,032	959	0	7,991
Capital expenditures for property, plant & equipment	12,309	614	0	12,923

64

	2010
(Dollars in Thousands)	Radiation Measurement	Medical Physics	Medical Products	Consolidated
Revenues	$100,334	$14,033	$0	$114,367
Operating income (loss)	35,563	(926)	0	34,637
Depreciation and amortization	6,063	618	0	6,681
Capital expenditures for property, plant & equipment	15,518	460	0	15,978

(Dollars in Thousands)	2012	2011
Segment assets:
Radiation Measurement	$171,831	$136,950
Medical Physics	36,304	31,706
Medical Products	93,990	0
Total assets	$302,125	$168,656

Report of Independent Registered Public Accounting Firm

To Stockholders and Board of Directors of Landauer, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Landauer, Inc. and its subsidiaries at September 30, 2012 and September 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

December 12, 2012

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2012 were effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company's internal control over financial reporting was effective as of September 30, 2012. The effectiveness of the Company's internal control over financial reporting as of September 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

The Company extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include acquisitions as of September 30, 2012. There have been no other changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information pursuant to this Item relating to the directors of the Company, contained under the headings “Election of Directors”, “Beneficial Ownership of Common Stock”, “Process for Nominating Directors” and “Executive Officers” in the Proxy Statement, is incorporated herein by reference.

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

Item 11.  Executive Compensation

Except for the information relating to Item 13 hereof, the information contained under the headings “Executive Compensation” and “Compensation Committee Report” in the Proxy Statement, is incorporated herein by reference.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements – The financial statements of Landauer listed under Item 8 herein.
(2)	Financial Statement Schedules – Schedule II - Valuation and Qualifying Accounts
(3)	Exhibits – The following exhibits:

(3)(a)	Certificate of Incorporation of the Registrant, as amended through February 4, 1993, is incorporated by reference to Exhibit (3)(a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
(3)(b)	By-laws of the Registrant, as amended and restated effective February 5, 2009, are incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated February 5, 2009.
(4)(a)	Specimen common stock certificate of the Registrant incorporated by reference to Exhibit (4)(a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1997.
(10)(a)	The Landauer, Inc. 1996 Equity Plan, as amended and restated through November 8, 2001, is incorporated by reference to Exhibit (10)(a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2002.
(10)(b)	Amendment No. 1 to the Landauer, Inc. 1996 Equity Plan, as amended and restated through November 8, 2001, is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(10)(c)	Liability Assumption and Sharing Agreement among Tech/Ops, Inc., Tech/Ops Sevcon, Inc., and the Registrant is incorporated by reference to Exhibit (10)(d) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
(10)(d)	Form of Indemnification Agreement between the Registrant and each of its directors is incorporated by reference to Exhibit (10)(e) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
(10)(e)	Landauer, Inc. Directors’ Retirement Plan dated March 21, 1990 is incorporated by reference to Exhibit (10)(f) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
(10)(f)	Form of Supplemental Key Executive Retirement Plan of Landauer, Inc., as amended and restated effective October 1, 2003, is incorporated by reference to Exhibit (10)(e) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
(10)(g)	The Landauer, Inc. Incentive Compensation Plan for Executive Officers is incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2000.
(10)(h)	The Landauer, Inc. 1997 Non-Employee Director’s Stock Option Plan, as amended and restated through November 8, 2001, is incorporated by reference to Exhibit (10)(g) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
(10)(i)	Amendment No. 1 to the Landauer, Inc. 1997 Non-Employee Director’s Stock Option Plan, as amended and restated through November 8, 2001, is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(10)(j)	Employment agreement dated February 29, 1996 between the Registrant and R. Craig Yoder is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1998.
(10)(k)	The Landauer, Inc. Executive Special Severance Plan as amended and restated on November 12, 2009 is incorporated by reference to Exhibit (10)(k) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
69

(10)(l)	Form of stock option award pursuant to the Landauer, Inc. 1996 Equity Plan, as amended and restated through November 8, 2001, is incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2004.
(10)(m)	The Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit (10)(m) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
(10)(n)	Amendment No. 1 to the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(10)(o)	Form of stock option award pursuant to the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit (10)(n) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
(10)(p)	Form of director’s restricted share award pursuant to the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit (10)(o) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
(10)(q)	Form of key employee restricted share award pursuant to the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit (10)(p) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
(10)(r)	Employment agreement dated September 28, 2005 between the Registrant and William E. Saxelby is incorporated by reference to Exhibit (10)(q) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
(10)(s)	Amendment to Employment Agreement dated May 2, 2006 between the Registrant and R. Craig Yoder is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(10)(t)	Amendment dated as of May 1, 2009 to the Employment Agreement between the Registrant and William E. Saxelby is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 1, 2009.
(10)(u)	Offer Letter from Landauer, Inc. to Michael Burke dated December 2, 2011 is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 23, 2011.
(10)(v)	Form of Performance Stock Grant under the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 16, 2006.
(10)(w)	Form of Restricted Stock Award under the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated March 19, 2007.
(10)(x)	Form of Performance Stock Award under the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit (10)(w) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
(10)(y)	Form of Restricted Stock Award under the Landauer, Inc. 2005 Long-Term Incentive Plan is incorporated by reference to Exhibit (10)(x) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
(10)(z)	The Landauer, Inc. Incentive Compensation Plan is incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders dated January 4, 2008.
(10)(aa)	Form of Restricted Stock Award under the Landauer, Inc. Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 7, 2008.
(10)(bb)	Form of Performance Stock Award under the Landauer, Inc. Incentive Compensation Plan is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated February 7, 2008.
(10)(cc)	Credit Agreement, dated as of November 14, 2011, among Landauer, Inc., Global Physics Solutions, Inc., BMO Harris Bank N.A., as administrative agent, the lenders party thereto and PNC Bank, National Association as syndication agent is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 17, 2011.
70

(10)(dd)	First Amendment to Credit Agreement dated as of November 6, 2012 by and among Landauer, Inc., Global Physics Solutions, Inc. and BMO Harris Bank N.A..
(21)	Subsidiaries of the registrant.
(23)	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of William E. Saxelby, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
31.2	Certification of Michael K. Burke, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
32.1	Certification of William E. Saxelby, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.
32.2	Certification of Michael K. Burke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.
101	The following financial information from our Annual Report on Form 10-K for the year ended September 30, 2012, filed with the Securities and Exchange commission on December 12, 2012, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

Exhibits 10(a), 10(b), 10(e), 10(f), 10(g), 10(h), 10(i), 10(j), 10(k), 10(l), 10(m), 10(n), 10(o), 10(p), 10(q), 10(r), 10(s), 10(t), 10(u), 10(v), 10(w), 10(x), 10(y), 10(z), 10(aa) and 10(bb) listed above are management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of Regulation S-K.

71

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDAUER, INC.

/s/ William E. Saxelby	December 12, 2012
William E. Saxelby
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William E. Saxelby	President, Chief Executive Officer and Director	December 12, 2012
William E. Saxelby	(Principal Executive Officer)

/s/ Michael K. Burke	Chief Financial Officer	December 12, 2012
Michael K. Burke	(Principal Financial Officer)

/s/ Ronald R. Zilkowski	Vice President, Corporate Controller	December 12, 2012
Ronald R. Zilkowski	(Principal Accounting Officer)

/s/ Robert J. Cronin	Director	December 12, 2012
Robert J. Cronin

/s/ William G. Dempsey	Director	December 12, 2012
William G. Dempsey

/s/ Michael T. Leatherman	Director	December 12, 2012
Michael T. Leatherman
/s/ David E. Meador	Director	December 12, 2012
David E. Meador

/s/ Stephen C. Mitchell	Director	December 12, 2012
Stephen C. Mitchell

/s/ Thomas M. White	Director	December 12, 2012
Thomas M. White
72

Quarterly Financial Data (Unaudited)

(Amounts in Thousands, Except per Share)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Net revenues	2012	$36,669	$39,094	$39,205	$37,432	$152,400
	2011	$28,438	$32,327	$29,158	$30,535	$120,458

Gross profit	2012	$21,763	$23,065	$21,848	$20,332	$87,008
	2011	$17,355	$20,723	$17,081	$17,789	$72,948

Operating income	2012	$7,553	$10,149	$9,249	$1,219	$28,170
	2011	$8,127	$11,880	$7,832	$7,044	$34,883

Net income attributed to Landauer, Inc.	2012	$4,925	$7,110	$6,566	$669	$19,270
	2011	$5,819	$7,997	$5,536	$5,186	$24,538

Basic net income per share	2012	$0.52	$0.76	$0.70	$0.07	$2.04
	2011	$0.62	$0.85	$0.59	$0.55	$2.60

Diluted net income per share	2012	$0.52	$0.75	$0.69	$0.07	$2.03
	2011	$0.62	$0.85	$0.59	$0.54	$2.58

Weighted average basic shares outstanding	2012	9,348	9,361	9,371	9,397	9,389
	2011	9,319	9,332	9,340	9,394	9,395

Weighted average diluted shares outstanding	2012	9,385	9,402	9,412	9,456	9,437
	2011	9,365	9,377	9,386	9,477	9,477

Landauer, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Years Ended September 30,

(Dollars in Thousands)	2012	2011	2010
Allowance for Doubtful Accounts
Balance at Beginning of Period	$794	$852	$622
Additions:
Charged to costs and expenses	445	192	314
Charged to other accounts (1)	81	53	102
Deductions (2)	(232)	(303)	(186)
Balance at End of Period	$1,088	$794	$852

(1) Collection of accounts previously written off
(2) Uncollectible accounts written off

Inventory Obsolescence Reserve
Balance at Beginning of Period	$272	$252	$52
Additions:
Charged to costs and expenses	189	27	217
Charged to other accounts	0	0	0
Deductions (1)	(123)	(7)	(17)
Balance at End of Period	$338	$272	$252

(1) Inventory written off

73