Form 10-Q
period 2012-12-31
LANDAUER INC
filed 2013-02-11
CIK 825410

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of January 30, 2013, 9,490,235 shares of common stock, par value $0.10 per share, of the registrant were outstanding.

1

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in Thousands)	December 31, 2012	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$16,497	$17,633
Receivables, net of allowances of $1,163 and $1,088, respectively	36,391	35,165
Inventories	9,199	8,638
Prepaid income taxes	698	2,148
Prepaid expenses and other current assets	4,488	3,975
Current assets	67,273	67,559
Property, plant and equipment, at cost	103,330	101,375
Accumulated depreciation and amortization	(49,125)	(46,983)
Net property, plant and equipment	54,205	54,392
Equity in joint ventures	22,664	24,108
Goodwill	107,001	106,717
Intangible assets, net of accumulated amortization of $10,553 and $9,696, respectively	36,793	37,402
Dosimetry devices, net of accumulated depreciation of $9,316 and $8,879, respectively	6,537	6,189
Other assets (Note 3)	6,366	5,758
Assets	$300,839	$302,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,637	$9,656
Dividends payable	5,342	5,345
Deferred contract revenue	15,065	14,947
Accrued compensation and related costs	5,520	8,260
Other accrued expenses	7,215	7,096
Current liabilities	39,779	45,304
Non-current liabilities:
Long-term debt	145,847	141,347
Pension and postretirement obligations (Note 5)	17,690	17,586
Deferred income taxes	15,745	15,733
Other non-current liabilities	998	1,053
Non-current liabilities	180,280	175,719

Stockholders’ equity:
Preferred stock, $.10 par value per share, authorized 1,000,000 shares; none issued	0	0
Common stock, $.10 par value per share, authorized 20,000,000 shares; 9,551,079 and 9,493,368 shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively	955	949
Additional paid in capital	36,587	35,898
Accumulated other comprehensive loss	(5,788)	(5,272)
Retained earnings	47,793	48,142
Landauer, Inc. stockholders’ equity	79,547	79,717
Noncontrolling interest	1,233	1,385
Stockholders’ equity	80,780	81,102
Liabilities and Stockholders’ Equity	$300,839	$302,125

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended December 31,
(Dollars in Thousands, Except per Share)	2012	2011
Net revenues	$36,681	$36,669

Costs and expenses:
Cost of sales	16,563	14,906
Selling, general and administrative	13,391	12,361
Acquisition and reorganization costs	0	1,849
Costs and expenses	29,954	29,116

Operating income	6,727	7,553
Equity in income of joint ventures	1,528	804
Interest income (expense), net	(1,033)	(590)
Other income (expense), net	95	59

Income before taxes	7,317	7,826
Income taxes	2,274	2,742

Net income	5,043	5,084
Less: Net income attributed to noncontrolling interest	166	159

Net income attributed to Landauer, Inc.	$4,877	$4,925

Net income per share attributable to Landauer, Inc. shareholders:
Basic	$0.52	$0.52
Weighted average basic shares outstanding	9,336	9,348

Diluted	$0.52	$0.52
Weighted average diluted shares outstanding	9,385	9,385

Dividends paid per share	$0.55	$0.55

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended December 31, 2012
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$4,877	$166	$5,043
Other comprehensive income:
Defined benefit pension and postretirement plans activity	108	0	108
Foreign currency translation adjustment	(624)	2	(622)
Comprehensive income	4,361	168	4,529

	Three Months Ended December 31, 2011
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$4,925	$159	$5,084
Other comprehensive income:
Defined benefit pension and postretirement plans activity	79	0	79
Foreign currency translation adjustment	(672)	(25)	(697)
Comprehensive income	4,332	134	4,466

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Landauer, Inc. Stockholders’ Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total Stock- holders’ Equity
Balance September 30, 2012	9,493,368	$949	$35,898	$(5,272)	$48,142	$1,385	$81,102
Stock-based compensation arrangements	57,711	6	689	0	0	0	695
Dividends	0	0	0	0	(5,226)	(320)	(5,546)
Net income	0	0	0	0	4,877	166	5,043
Foreign currency translation adjustment	0	0	0	(624)	0	2	(622)
Defined benefit pension and postretirement plans activity	0	0	0	108	0	0	108
Balance December 31, 2012	9,551,079	$955	$36,587	$(5,788)	$47,793	$1,233	$80,780

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	December 31,
(Dollars in Thousands)	2012	2011
Cash flows provided by operating activities:
Net income	$ 5,043	$ 5,084
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	3,450	2,356
Equity in net income of joint ventures, net of dividends	364	450
Stock-based compensation and related net tax benefits	698	895
Current and long-term deferred taxes, net	7	1,547
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(1,114)	(1,399)
Decrease in prepaid taxes	1,449	1,830
Other operating assets, net	(2,153)	(1,832)
(Decrease) increase in accounts payable and other accrued liabilities	(5,848)	546
Other operating liabilities, net	244	1,031
Net cash provided by operating activities	2,140	10,508

Cash flows used by investing activities:
Acquisition of property, plant & equipment	(1,902)	(3,839)
Acquisition of joint ventures and businesses, net of cash acquired	0	(98,297)
Other investing activities, net	(453)	(402)
Net cash used by investing activities	(2,355)	(102,538)

Cash flows (used) provided by financing activities:
Net borrowings on revolving credit facility	0	(19,805)
Long-term borrowings - proceeds	4,500	132,887
Dividends paid to stockholders	(5,229)	(5,215)
Other financing activities, net	(248)	(213)
Net cash (used) provided by financing activities	(977)	107,654

Effects of foreign currency translation	56	(149)

Net (decrease) increase in cash and cash equivalents	(1,136)	15,475
Opening balance - cash and cash equivalents	17,633	7,914
Ending balance - cash and cash equivalents	$ 16,497	$ 23,389

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2012

(Dollars in thousands)

(1)   Basis of Presentation and Consolidation

As used herein, the “Company” or “Landauer” refers to Landauer, Inc. and its subsidiaries.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and other financial information filed with the Securities and Exchange Commission (the “SEC”).

The accounting policies followed by the Company are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. There have been no changes to the accounting policies for the three month period ended December 31, 2012.

The results of operations for the three month period ended December 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year. The September 30, 2012 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair statement of such financial statements. Certain reclassifications have been made in the financial statements for comparative purposes. These reclassifications have no effect on the results of operations or financial position of the Company.

(2)   Recently Adopted Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued new guidance on the impairment testing for indefinite-lived intangible assets other than goodwill. This guidance now permits entities to initially perform a qualitative assessment on indefinite-lived intangible assets impairment to assess whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, as a result of the qualitative assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. The Company will adopt the guidance for its annual impairment tests performed in fiscal 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

(3)   Fair Value Measurements

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

As of December 31, 2012 and September 30, 2012, the Company’s financial assets measured and recorded at fair value on a recurring basis were comprised of investments in trading securities, which are reported in other long-term assets. The investments are held in a Rabbi trust for benefits under the Company’s deferred compensation plan. Under the plan, participants designate investment options to serve as the basis for measurement of the notional value of their accounts. The investments include a money market fund and mutual funds that are publicly traded. The fair values of the shares or underlying securities of these funds are based on quoted market prices and, therefore, are categorized as Level 1 in the fair value hierarchy.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash equivalents	$52	$0	$0
Mutual funds	2,789	0	0
Total financial assets at fair value	$2,841	$0	$0

	Fair Value Measurements at September 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash equivalents	$42	$0	$0
Mutual funds	2,368	0	0
Total financial assets at fair value	$2,410	$0	$0

As of December 31, 2012, the carrying amount of the Company’s long-term debt approximated fair value as the stated interest rates were variable in relation to prevailing market rates.

(4)   Income per Common Share

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

Unvested stock-based compensation awards that contain non-forfeitable rights to dividends are treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. The Company’s time vested restricted stock is a participating security. Undistributed net income allocated to unvested restricted stock was not material for the three month periods ended December 31, 2012 and 2011. The following table sets forth the computation of net income per share:

	Three Months Ended December 31,
	2012	2011
Basic Net Income per Share
Net income attributed to Landauer, Inc.	$4,877	$4,925
Less: Income allocated to unvested restricted stock	31	32
Net income available to common stockholders	$4,846	$4,893
Basic weighted averages shares outstanding	9,336	9,348
Net income per share – Basic	$0.52	$0.52

Diluted Net Income per Share
Net income attributed to Landauer, Inc.	$4,877	$4,925
Less: Income allocated to unvested restricted stock	31	32
Net income available to common stockholders	$4,846	$4,893
Basic weighted averages shares outstanding	9,336	9,348
Effect of dilutive securities	49	37
Diluted weighted averages shares outstanding	9,385	9,385
Net income per share – Diluted	$0.52	$0.52

(5)   Employee Benefit Plans

The components of net periodic benefit cost for pension and other benefits were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended December 31,
	2012	2011	2012	2011
Service cost	$0	$0	$17	$15
Interest cost	340	360	12	13
Expected return on plan assets	(365)	(328)	0	0
Amortization of net loss	108	78	0	0
Net periodic benefit cost	$83	$110	$29	$28

The Company, under IRS minimum funding standards, is required to make a contribution of $356 to its defined benefit pension plan during fiscal 2013.

The Company maintains 401(k) Retirement Savings Plans for certain employees, which may provide for employer matching contributions, and a supplemental defined contribution plan for certain executives, which provides for employer contributions at the discretion of the Company. Amounts expensed for Company contributions under these plans during the three months ended December 31, 2012 and 2011 were $371 and $338, respectively.

(6)   Segment Information

The following tables summarize financial information for each reportable segment:

		Three Months Ended December 31, 2012
	Radiation Measurement	Medical Physics	Medical Products	Consolidated
Revenues	$26,403	$7,589	$2,689	$36,681
Operating income	5,265	792	670	6,727

		Three Months Ended December 31, 2011
	Radiation Measurement	Medical Physics	Medical Products	Consolidated
Revenues	$27,044	$7,434	$2,191	$36,669
Operating income	6,290	893	370	7,553

There have been no significant changes to segment assets from September 30, 2012 to December 31, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our unaudited consolidated financial condition and results of operations should be read in conjunction with our annual audited consolidated financial statements and related notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For additional information regarding forward-looking statements and risk factors, see “Forward-Looking Statements” herein and Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Executive Overview

Revenues in the first fiscal quarter of 2013 are consistent with the prior year fiscal quarter with acquisitions contributing $.8 million in net new business offset by core radiation measurement business decreases of $.6 million due primarily to international subsidiaries.

Cost and Expenses in the first fiscal quarter of 2013 were up $.8 million primarily due to previous year first fiscal quarter acquisition expenses of $1.8 million compared to current fiscal quarter costs of $2.6 million attributable primarily to additional IT expense related to our new IT platform enhancement of $1.1 million, additional customer service support of $.5 million and other manufacturing costs of $.7 million.

Equity in income of joint ventures in the first fiscal quarter of 2013 is due to $.7 million of equity earnings from our recent minority interest investment. Interest expense is up $.4 million on higher borrowings over the prior fiscal year. Income tax effective rate for the first fiscal quarter of 2013 is 31.1% versus the prior year first fiscal quarter rate of 35.0%.

Net income attributable to Landauer for the first fiscal quarter of 2013 and 2012 is $4.9 million, and the earnings per share of $.52 are the same for each period.

Results of Operations

Comparison of the first fiscal quarter ended December 31, 2012 and the first fiscal quarter ended December 31, 2011

Revenues for the first fiscal quarter of 2013 and for the first fiscal quarter of 2012 were $36.7 million. The Medical Physics segment and the Medical Products segment contributed an increase of $.3 million and $.5 million, respectively due to their acquisitions over the prior fiscal year. The Radiation Measurement segment experienced a decrease of $.6 million. Consolidated revenue for the first fiscal quarter of 2013 was negatively affected $.2 million by currency fluctuation, as compared with the prior fiscal year period, principally due to weakness in the Euro against the U.S. dollar.

Cost of sales for the first fiscal quarter of 2013 was $16.6 million, an increase of $1.7 million, or 11.4%, compared with cost of sales of $14.9 million for the first fiscal quarter of 2012. The cost of sales increase was due to increased IT expenses due to the company’s IT platform enhancement of $.9 million, including $.5 million in additional depreciation and increased manufacturing costs of $.4 million and increased expenses due to acquisitions as compared to the last year first fiscal quarter amount of $.6 million.

Total operating expenses for the first fiscal quarter of 2013 were $13.4 million, a decrease of $.8 million, or 5.6%, compared with operating expenses of $14.2 million for the first fiscal quarter of 2012. The operating expense decrease was primarily due to $1.8 million associated with acquisition expenses in the prior fiscal year offset by additional IT platform depreciation of $.3 million and additional customer service support of $.5 million.

Operating income for the first fiscal quarter of 2013 was $6.7 million, a decrease of $.9 million, or 11.8%, compared with operating income of $7.6 million for the first fiscal quarter of 2012. The decrease in operating income was due to increased IT expenses due to the company’s IT platform enhancement of $1.2 million, additional customer service support of $.5 million, additional manufacturing costs of $.4 million and increased expenses due to acquisitions as compared to the last year first fiscal quarter amount of $.6 million offset by prior year first fiscal quarter acquisition costs of $1.8 million.

Equity in income of joint ventures for the first fiscal quarter of 2013 was $1.5 million, an increase of $.7 million, or 87.5%, from the prior year first fiscal quarter amount of $.8 million, as a result of our recent minority interest investment. Interest expense for the first fiscal quarter of 2013 was $1.0 million, an increase of $.4 million or 66.6%, from the prior year first fiscal quarter of $.6 million due primarily to increased debt associated with borrowings to acquire IZI in the first fiscal quarter of 2012.

The effective tax rate for the first fiscal quarter of 2013 and 2012 was 31.1% and 35.0%, respectively. The decrease in effective tax rate was due primarily to a change in the mix of earnings based on geographic location of the Company’s operations in various jurisdictions and the specific legal entities subject to taxation in those jurisdictions.

Net income attributable to Landauer for the first fiscal quarter of 2013 and 2012 was $4.9 million, or $.52 per diluted share.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the first fiscal quarter of 2013 were $11.5 million compared with $10.6 million for the first fiscal quarter of 2012. The increase was due primarily to additional interest expense and depreciation offset slightly by lower tax expense. A reconciliation of net income to EBITDA and Adjusted EBITDA is included herein under this Item 2.

Radiation Measurement Segment

Radiation Measurement revenues for the first fiscal quarter of 2013 decreased 2.2%, or $.6 million, from the first fiscal quarter of 2012 to $26.4 million. The decrease in the fiscal quarter was primarily due to decreases at international subsidiaries over the prior year first fiscal quarter. Operating income for the first fiscal quarter of 2013 decreased $1.0 million, or 16.3%, from the first fiscal quarter of 2012 to $5.3 million. The decrease in operating income was due to increased IT expenses due to the company’s IT platform enhancement of $1.2 million, decreased revenues from international subsidiaries of $.4 million, additional customer service support of $.5 million, and additional manufacturing costs of $.4 million offset by prior year first fiscal quarter acquisition costs of $1.8 million.

Corporate expenses for shared functions are recognized in the Radiation Measurement segment where they have been reported historically. Acquisition and reorganization costs are not allocated to the segments. As the Company’s business model evolves in increased complexity, management may determine it necessary to change this reporting practice to reflect any appropriate allocations.

Medical Physics Segment

Medical Physics revenues for the first fiscal quarter of 2013 increased 2.0%, or $.2 million, from the first fiscal quarter of 2012 to $7.6 million on $.3 million due to the contribution of acquired companies. Medical Physics operating income was $.8 million, or 10.4% of revenues, as compared to $.9 million, or 12.0% of revenues, in the first fiscal quarter of 2012.

Medical Products Segment

Medical Products revenues for the first fiscal quarter of 2013 increased 22.7%, or $.5 million, from the first fiscal quarter of 2012 to $2.7 million. Operating income for the first fiscal quarter of 2013 was $.7 million, or 24.9% of revenues, as compared to $.4 million, or 16.7% of revenues, in the first fiscal quarter of 2012. The increase is due primarily to a full fiscal quarter of results in fiscal 2013 versus only 1.5 months in fiscal 2012, when the segment was established.

Fiscal 2013 Outlook

Landauer’s business plan for fiscal 2013 currently anticipates aggregate revenues for the year to be in the range of $164 million to $168 million. The business plan also anticipates a blended effective tax rate for the full fiscal year in the range of 32 percent to 35 percent.

Based upon the above assumptions, the Company anticipates reported net income for fiscal 2013 in the range of $21 million to $23 million and Adjusted EBITDA expected for fiscal 2013 in the range of $55 million to $58 million.

Liquidity and Capital Resources

Cash provided by operations was $2.1 million and $10.5 million in the first fiscal quarter of 2013 and 2012 respectively. The major changes in the components of cash provided by operations between the two periods were a decrease in accounts payable of $6.4 million and other working capital decreases of $2.0 million.

Adjusted Free Cash Flow provided by operating activities for the first fiscal quarter of 2013 was $4.1 million, a decrease of $7.9 million from the first fiscal quarter of 2012. The decrease was primarily due to reductions in accounts payable.

Cash used by investing activities for the first fiscal quarter of 2013 was $2.4 million compared to the prior year first fiscal quarter amount of $102.5 million. The primary difference was the due to the acquisitions made in the previous fiscal year, primarily the purchase of IZI Medical Products, LLC, for $98.3 million.

Financing activities for the first fiscal quarter of 2013 were comprised primarily of long-term borrowings on the credit agreement of $4.5 million compared to the previous year’s first fiscal quarter net borrowings of $113.1 million. During the first fiscal quarter of 2013 and 2012, the Company funded cash dividends of $5.2 million, or $.55 per share, for the fourth fiscal quarter of fiscal 2012 and 2011.

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

The Company uses these non-GAAP financial measures for internal budgeting and other managerial purposes, such as when publicly providing the Company’s business outlook and as a measurement for potential acquisitions. A limitation associated with Adjusted EBITDA is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. Management evaluates the costs of such tangible and intangible assets through other financial measures such as capital expenditures. Management compensates for these limitations by also relying on the comparable GAAP financial measure of operating income, which includes depreciation and amortization.

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

A reconciliation of these non-GAAP measures to the most directly comparable GAAP measures is provided below:

	Three Months Ended December 31,
	2012	2011
Adjusted EBITDA
Net income attributed to Landauer, Inc.	$4,877	$4,925
Add back:
Interest expense, net	932	528
Depreciation and amortization	3,450	2,356
Provision for income taxes	2,274	2,742
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$11,533	$10,551
Adjustments:
Non-cash stock-based compensation expense	684	830
IT platform enhancements expenses	178	282
Acquisition and reorganization costs	0	1,849
Sub-total adjustments	862	2,961
Adjusted EBITDA	$12,395	$13,512

Adjusted Net Income
Net income attributed to Landauer, Inc.	$4,877	$4,925
Sub-total adjustments	862	2,961
Income taxes on adjustments	(268)	(1,036)
Adjustments, net	594	1,925
Adjusted Net Income	$5,471	$6,850
Adjusted Net Income per Diluted Share	$0.58	$0.73

Adjusted Free Cash Flow
Adjusted EBITDA	$12,395	$13,512
Change in working capital	(6,429)	2,285
Capital expenditures	(1,902)	(3,839)
Adjusted Free Cash Flow	$4,064	$11,958

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Critical Accounting Policies

Our accounting policies require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our consolidated financial statements. In our 2012 Annual Report on Form 10-K, we discussed those material policies that we believe are critical and require the use of complex judgment in their application. There have been no changes to our critical accounting policies since that time.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations since the end of fiscal year 2012 and through December 31, 2012.

Forward-Looking Statements

Certain matters contained in this report, including the information contained under the heading “Fiscal 2013 Outlook,” constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties. These include the following, without limitation: assumptions, risks and uncertainties associated with the Company’s future performance, the Company’s development and introduction of new technologies in general; the ability to protect and utilize the Company’s intellectual property; continued customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (OSL) technology to new platforms and formats; military and other government funding for the purchase of certain of the Company’s equipment and services; the impact on sales and pricing of certain customer group purchasing arrangements; changes in spending or reimbursement for medical products or services; the costs associated with the Company’s research and business development efforts; the usefulness of older technologies and related licenses and intellectual property; the effectiveness of and costs associated with the Company’s IT platform enhancements; the anticipated results of operations of the Company and its subsidiaries or ventures; valuation of the Company’s long-lived assets or business units relative to future cash flows; changes in pricing of services and products; changes in postal and delivery practices; the Company’s business plans; anticipated revenue and cost growth; the ability to integrate the operations of acquired businesses and to realize the expected benefits of acquisitions; the risks associated with conducting business internationally; costs incurred for potential acquisitions or similar transactions; other anticipated financial events; the effects of changing economic and competitive conditions, including instability in capital markets which could impact availability of short and long-term financing; the timing and extent of changes in interest rates; the level of borrowings; foreign exchange rates; government regulations; accreditation requirements; changes in the trading market that affect the costs of obligations under the Company’s benefit plans; and pending accounting pronouncements. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from what is anticipated today. These risks and uncertainties also may result in changes to the Company’s business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth in Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures about Market Risk” and information contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2012 and other reports filed by the Company, from time to time, with the SEC. The Company does not undertake, and expressly disclaims, any duty to update any forward-looking statement whether as a result of new information, future events or changes in the Company’s expectations, except as required by law.

Item 3.  quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, including changes in foreign currency exchange rates. These risks are set forth in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through December 31, 2012.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2012 were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of December 31, 2012, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

Item 1A.  Risk Factors

Information regarding risk factors are set forth in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its equity securities from the end of the preceding fiscal year through December 31, 2012 includes the deemed surrender of existing shares of Landauer common stock to the Company by stock-based compensation plan participants to satisfy the exercise price or tax liability of employee stock awards at the time of exercise or vesting. These surrendered shares are not part of any publicly announced share repurchase program.

Issuer Purchases of Equity Securities

n/a

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2012	0	$0	n/a	n/a
November 1 - November 30, 2012	1,100	58.99	n/a	n/a
December 1 - December 31, 2012	9,715	58.05	n/a	n/a
Quarter ended December 31, 2012	10,815	$58.14	n/a	n/a

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6.  Exhibits

31.1*	Certification of William E. Saxelby, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Michael K. Burke, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of William E. Saxelby, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Michael K. Burke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL INSTANCE FILE

101.SCH**	XBRL SCHEMA FILE

101.CAL**	XBRL CALCULATION FILE

101.DEF**	XBRL DEFINITION FILE

101.LAB**	XBRL LABEL FILE

101.PRE**	XBRL PRESENTATION FILE

* Filed herewith
** Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDAUER, INC.

Date: February 11, 2013	/s/ Michael K. Burke
Michael K. Burke
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

