Form 10-Q
period 2013-03-31
LANDAUER INC
filed 2013-05-08
CIK 825410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Commission File Number 1-9788

LANDAUER, INC. (Exact Name of registrant as specified in its charter)

Delaware	06-1218089
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

2 Science Road, Glenwood, IL 60425 (Address of principal executive offices and zip code)

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

As of April 30, 2013, 9,526,486 shares of common stock, par value $0.10 per share, of the registrant were outstanding.

1

PART I  FINANCIAL INFORMATION

  Item 1. Financial Statements

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in Thousands)	March 31, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$11,054	$17,633
Receivables, net of allowances of $1,133 and $1,088, respectively	36,419	35,165
Inventories	9,718	8,638
Prepaid income taxes	4,902	2,148
Prepaid expenses and other current assets	4,267	3,975
Current assets	66,360	67,559
Property, plant and equipment, at cost	105,883	101,375
Accumulated depreciation and amortization	(51,256)	(46,983)
Net property, plant and equipment	54,627	54,392
Equity in joint ventures	22,683	24,108
Goodwill	106,746	106,717
Intangible assets, net of accumulated amortization of $11,395 and $9,696, respectively	36,091	37,402
Dosimetry devices, net of accumulated depreciation of $9,511 and $8,879, respectively	6,436	6,189
Other assets	6,101	5,758
Assets	$299,044	$302,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,541	$9,656
Dividends payable	5,403	5,345
Deferred contract revenue	14,413	14,947
Accrued compensation and related costs	6,938	8,260
Other accrued expenses	7,789	7,096
Current liabilities	41,084	45,304
Non-current liabilities:
Long-term debt	143,260	141,347
Pension and postretirement obligations	17,821	17,586
Deferred income taxes	16,179	15,733
Other non-current liabilities	1,106	1,053
Non-current liabilities	178,366	175,719

Stockholders’ equity:
Preferred stock, $.10 par value per share, authorized 1,000,000 shares; none issued	0	0
Common stock, $.10 par value per share, authorized 20,000,000 shares; 9,562,320 and 9,493,368 shares issued and outstanding at March 31, 2013 and September 30, 2012, respectively	956	949
Additional paid in capital	37,063	35,898
Accumulated other comprehensive loss	(7,324)	(5,272)
Retained earnings	47,685	48,142
Landauer, Inc. stockholders’ equity	78,380	79,717
Noncontrolling interest	1,214	1,385
Stockholders’ equity	79,594	81,102
Liabilities and Stockholders’ Equity	$299,044	$302,125

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, Except per Share)	2013	2012	2013	2012
Net revenues	$37,082	$39,094	$73,763	$75,763

Costs and expenses:
Cost of sales	17,050	16,029	33,613	30,935
Selling, general and administrative	12,578	12,604	25,969	24,965
Acquisition and reorganization costs	300	312	300	2,161
Costs and expenses	29,928	28,945	59,882	58,061

Operating income	7,154	10,149	13,881	17,702
Equity in income of joint ventures	556	1,067	2,084	1,871
Interest expense, net	(1,081)	(863)	(2,114)	(1,453)
Other income (expense), net	224	(9)	319	50

Income before taxes	6,853	10,344	14,170	18,170
Income taxes	1,620	3,104	3,894	5,846

Net income	5,233	7,240	10,276	12,324
Less: Net income attributed to noncontrolling interest	80	130	246	289

Net income attributed to Landauer, Inc.	$5,153	$7,110	$10,030	$12,035

Net income per share attributable to Landauer, Inc. shareholders:
Basic	$0.54	$0.76	$1.06	$1.28
Weighted average basic shares outstanding	9,417	9,361	9,391	9,347

Diluted	$0.54	$0.75	$1.05	$1.27
Weighted average diluted shares outstanding	9,462	9,402	9,438	9,387

Dividends paid per share	$0.55	$0.55	$1.10	$1.10

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31, 2013
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$5,153	$80	$5,233
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of tax	28	0	28
Foreign currency translation adjustment	(1,564)	7	(1,557)
Comprehensive income	$3,617	$87	$3,704

	Three Months Ended March 31, 2012
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$7,110	$130	$7,240
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of tax	78	0	78
Foreign currency translation adjustment	302	4	306
Comprehensive income	$7,490	$134	$7,624

	Six Months Ended March 31, 2013
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$10,030	$246	$10,276
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of tax	136	0	136
Foreign currency translation adjustment	(2,188)	9	(2,179)
Comprehensive income	$7,978	$255	$8,233

	Six Months Ended March 31, 2012
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$12,035	$289	$12,324
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of tax	157	0	157
Foreign currency translation adjustment	(370)	(21)	(391)
Comprehensive income	$11,822	$268	$12,090

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Landauer, Inc. Stockholders’ Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Addi- tional Paid in Capital	Accumu- lated Other Compre- hensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total Stock- holders’ Equity
Balance September 30, 2012	9,493,368	$949	$35,898	$(5,272)	$48,142	$1,385	$81,102
Stock-based compensation arrangements	68,952	7	1,165	0	0	0	1,172
Dividends	0	0	0	0	(10,487)	(426)	(10,913)
Net income	0	0	0	0	10,030	246	10,276
Foreign currency translation adjustment	0	0	0	(2,188)	0	9	(2,179)
Defined benefit pension and postretirement plans activity, net of tax	0	0	0	136	0	0	136
Balance March 31, 2013	9,562,320	$956	$37,063	$(7,324)	$47,685	$1,214	$79,594

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
(Dollars in Thousands)	2013	2012

Cash flows from operating activities:
Net income	$10,276	$12,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,976	5,030
Equity in income of joint ventures	(2,084)	(1,871)
Dividends from joint ventures	1,891	1,393
Stock-based compensation and related net tax benefits	1,504	1,641
Current and long-term deferred taxes, net	284	1,753
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(1,244)	(2,886)
(Increase) decrease in prepaid taxes	(2,755)	3,994
Increase in other operating assets, net	(3,039)	(1,879)
Decrease in accounts payable and other accrued liabilities	(4,310)	(2,009)
(Decrease) increase in other operating liabilities, net	(26)	1,068
Net cash provided by operating activities	7,473	18,558

Cash flows used by investing activities:
Acquisition of property, plant and equipment	(4,611)	(7,358)
Acquisition of joint ventures and businesses, net of cash acquired	0	(98,297)
Other investing activities, net	(678)	(796)
Net cash used by investing activities	(5,289)	(106,451)

Cash flows provided (used) by financing activities:
Net borrowings on revolving credit facility	0	(19,805)
Long-term borrowings - loan	10,500	132,887
Long-term borrowings - repayment	(8,587)	(3,800)
Dividends paid to stockholders	(10,429)	(10,408)
Other financing activities, net	(260)	(277)
Net cash provided by financing activities	(8,776)	98,597

Effects of foreign currency translation	13	81

Net (decrease) increase in cash and cash equivalents	(6,579)	10,785
Opening balance - cash and cash equivalents	17,633	7,914
Ending balance - cash and cash equivalents	$11,054	$18,699

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013

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

The accounting policies followed by the Company are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. There have been no changes to the accounting policies for the three and six month periods ended March 31, 2013.

The results of operations for the three and six month periods ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year. The September 30, 2012 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair statement of such financial statements. Certain reclassifications have been made in the financial statements for comparative purposes. These reclassifications have no effect on the results of operations or financial position of the Company.

(2) Recent Accounting Pronouncements

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

In February 2013, the FASB issued new guidance on the presentation of comprehensive income. This guidance requires reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. The standard would not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the guidance would require an entity to provide enhanced disclosures to present separately by component reclassifications out of accumulated other comprehensive income. This guidance is effective for the Company in the first quarter of fiscal 2014. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

As of March 31, 2013 and September 30, 2012, the Company’s financial assets measured and recorded at fair value on a recurring basis were comprised of investments in trading securities, which are reported in other long-term assets. The investments are held in a Rabbi trust for benefits under the Company’s deferred compensation plan. Under the plan, participants designate investment options to serve as the basis for measurement of the notional value of their accounts. The investments include a money market fund and mutual funds that are publicly traded. The fair values of the shares or underlying securities of these funds are based on quoted market prices and, therefore, are categorized as Level 1 in the fair value hierarchy.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash equivalents	$51	$0	$0
Mutual funds	2,864	0	0
Total financial assets at fair value	$2,915	$0	$0

	Fair Value Measurements at September 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash equivalents	$42	$0	$0
Mutual funds	2,368	0	0
Total financial assets at fair value	$2,410	$0	$0

As of March 31, 2013, the carrying amount of the Company’s long-term debt, which is categorized as Level 1 in the fair value hierarchy, approximated fair value as the stated interest rates were variable in relation to prevailing market rates.

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

Unvested stock-based compensation awards that contain non-forfeitable rights to dividends are treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. The Company’s time vested restricted stock is a participating security. Undistributed net income allocated to unvested restricted stock was not material for the three and six month periods ended March 31, 2013 and 2012. The following table sets forth the computation of net income per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, Except per Share)	2013	2012	2013	2012
Basic Net Income per Share:
Net income attributed to Landauer, Inc.	$5,153	$7,110	$10,030	$12,035
Less: Income allocated to unvested restricted stock	43	35	75	67
Net income available to common stockholders	$5,110	$7,075	$9,955	$11,968
Basic weighted average shares outstanding	9,417	9,361	9,391	9,347
Net income per share – Basic	$0.54	$0.76	$1.06	$1.28

Diluted Net Income per Share:
Net income attributed to Landauer, Inc.	$5,153	$7,110	$10,030	$12,035
Less: Income allocated to unvested restricted stock	43	35	75	67
Net income available to common stockholders	$5,110	$7,075	$9,955	$11,968
Basic weighted average shares outstanding	9,417	9,361	9,391	9,347
Effect of dilutive securities	45	41	47	40
Diluted weighted average shares outstanding	9,462	9,402	9,438	9,387
Net income per share – Diluted	$0.54	$0.75	$1.05	$1.27

(5) Employee Benefit Plans

The components of net periodic benefit cost for pension and other benefits were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2013	2012	2013	2012
Service cost	$0	$0	$17	$14
Interest cost	340	360	11	14
Expected return on plan assets	(365)	(328)	0	0
Amortization of net loss	108	79	0	0
Net periodic benefit cost	$83	$111	$28	$28

	Pension Benefits		Other Benefits
	Six Months Ended March 31,
	2013	2012	2013	2012
Service cost	$0	$0	$34	$29
Interest cost	680	720	23	27
Expected return on plan assets	(730)	(656)	0	0
Amortization of net loss	216	157	0	0
Net periodic benefit cost	$166	$221	$57	$56

The Company, under IRS minimum funding standards, is required to make a contribution of $356 to its defined benefit pension plan during fiscal 2013.

The Company maintains 401(k) Retirement Savings Plans for certain employees, which may provide for employer matching contributions, and a supplemental defined contribution plan for certain executives, which provides for employer contributions at the discretion of the Company. Amounts expensed for Company contributions under these plans during the first six months of fiscal 2013 and 2012 were $801 and $834, respectively.

(6) Segment Information

The following tables summarize financial information for each reportable segment:

	Three Months Ended March 31, 2013
	Radiation Measurement	Medical Physics	Medical Products	Consolidated
Revenues	$27,249	$7,598	$2,235	$37,082
Operating income	6,118	732	304	7,154

	Three Months Ended March 31, 2012
	Radiation Measurement	Medical Physics	Medical Products	Consolidated
Revenues	$27,358	$7,688	$4,048	$39,094
Operating income	8,029	109	2,011	10,149

	Six Months Ended March 31, 2013
	Radiation Measurement	Medical Physics	Medical Products	Consolidated
Revenues	$53,652	$15,187	$4,924	$73,763
Operating income	11,383	1,524	974	13,881

	Six Months Ended March 31, 2012
	Radiation Measurement	Medical Physics	Medical Products	Consolidated
Revenues	$54,402	$15,122	$6,239	$75,763
Operating income	14,319	1,002	2,381	17,702

There have been no significant changes to segment assets from September 30, 2012 to March 31, 2013.

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

Second Fiscal Quarter Executive Overview

Revenues in the second fiscal quarter of 2013 are $2.0 million less than the prior year fiscal quarter as a result of a $1.8 million decrease of Medical Products due to a decline in selling price and shipments of Spherz and a $.1 million decrease in Radiation Measurement. The Radiation Measurement decrease is due to a decrease of $.6 million in domestic revenues, offset by $.5 million increase from international subsidiaries and foreign exchange.

Cost and Expenses in the second fiscal quarter of 2013 is up $1.0 million, and is primarily attributable to additional IT expense related to our new IT platform enhancement of $1.9 million, increased international costs of $.4 million, additional customer service support $.3 million, offset by $.5 million in decreased materials, $.7 million in decreased service costs and $.3 million in prior year IT Platform expenses.

Equity in income of joint ventures in the second fiscal quarter of 2013 is down $.5 million over the prior year period due to declines in Japan and the United States related to delays in equipment sales. Interest expense is up $.2 million on slightly higher average borrowings over the prior fiscal year. Income tax effective rate for the second fiscal quarter of 2013 is 23.6% versus the prior year second fiscal quarter rate of 30.0%.

Net income attributable to Landauer for the second fiscal quarter of 2013 and 2012 are $5.2 million and $7.1 million, respectively, and diluted earnings per share of $.54 and $.75, respectively.

Results of Operations

Comparison of the second fiscal quarter ended March 31, 2013 and the second fiscal quarter ended March 31, 2012

Revenues for the second fiscal quarter of 2013 and for the second fiscal quarter of 2012 were $37.1 million and $39.1 million, respectively. The Medical Products segment had a decrease of $1.8 million in revenues due to a decline in Spherz selling price and shipments and both Radiation Measurement and Medical Physics each had a $.1 million decrease in revenues over the prior fiscal year period. Consolidated revenue for the second fiscal quarter of 2013 was negatively affected in the amount of $.1 million by currency fluctuation, as compared with the prior fiscal year period, principally due to weakness in the Brazil Real against the U.S. dollar.

Cost of sales for the second fiscal quarter of 2013 was $17.0 million, an increase of $1.0 million, or 6.3%, compared with cost of sales of $16.0 million for the second fiscal quarter of 2012. The cost of sales increase was due to increased IT expenses due to the Company’s IT platform enhancement of $.5 million for additional depreciation, $1.0 million in IT consulting services and $.4 million in increased international costs, offset by decreased materials of $.5 million and decreased service costs of $.3 million.

Total selling, general and administrative expenses for the second fiscal quarter of 2013 and 2012 were $12.6 million. The selling, general and administrative expense changes in the second fiscal quarter of 2013 were $.4 million of additional depreciation expense for the IT platform and $.3 million of additional customer service support, offset by $.3 million of prior year IT platform expense and service cost reductions of $.4 million.

Operating income for the second fiscal quarter of 2013 was $7.1 million, a decrease of $3.0 million, or 29.7%, compared with operating income of $10.1 million for the second fiscal quarter of 2012. The decrease in operating income was due to reduced Medical Products sales of $1.8 million, increased IT expenses due to the Company’s IT platform enhancement of $1.9 million, additional international costs of $.4 million and additional customer service support of $.3 million, offset by decreased materials of $.5 million, decreased prior year IT platform expenses of $.3 million, and decreased service costs of $.7 million. The Company also had additional acquisition expense of $.3 million offset by prior year acquisition expense of $.3 million.

Equity in income of joint ventures for the second fiscal quarter of 2013 was $.6 million, a decrease of $.5 million, or 45.5%, from the prior year second fiscal quarter amount of $1.1 million, due primarily to decreased equipment sales in Japan and the United States. Interest expense for the second fiscal quarter of 2013 was $1.1 million, an increase of $.2 million or 22.2%, from the prior year second fiscal quarter amount of $.9 million, due primarily to increased average debt associated with borrowings to acquire IZI Medical Products, LLC (“IZI”) in the first fiscal quarter of 2012.

The effective tax rate for the second fiscal quarter of 2013 and 2012 was 23.6% and 30.0%, respectively. The decline in the effective tax rate was due primarily to the enactment of the R&D credit for calendar year 2013 in the second fiscal quarter of 2013 as well as a change in the mix of earnings based on geographic location of the Company’s operations in various jurisdictions and specific legal entities subject to taxation in those jurisdictions.

Net income attributable to Landauer for the second fiscal quarter of 2013 and 2012 was $5.2 million and $7.1 million, respectively, or $.54 and $.75 per diluted share, respectively. The decrease in net income was due to reduced Medical Products sales of $1.8 million, increased IT expenses due to the Company’s IT platform enhancement of $1.9 million, decreased equity earnings of $.5 million, additional international costs of $.4 million and additional customer service support of $.3 million, offset by effective tax rate reduction decreasing taxes by $1.5 million, decreased materials of $.5 million, decreased service costs of $.7 million and decreased prior year IT platform expenses of $.3 million,.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the second fiscal quarter of 2013 were $11.3 million compared with $13.7 million for the second fiscal quarter of 2012. The decrease was due primarily to lower earnings. A reconciliation of net income to EBITDA and Adjusted EBITDA is included herein under this Item 2.

Radiation Measurement Segment

Radiation Measurement revenues for the second fiscal quarter of 2013 decreased .4%, or $.1 million, to $27.3 million from the second fiscal quarter of 2012 amount of $27.4 million. The decrease in the fiscal second quarter was primarily due to revenue decreases domestically over the prior year second fiscal quarter of $.6 million offset by international increases of $.6 million less currency impacts of $.1 million. Operating income for the second fiscal quarter of 2013 of $6.1 million decreased $1.9 million, or 23.8%, from the second fiscal quarter of 2012 of $8.0 million. The decrease in operating income was due to increased IT expenses due to the Company’s IT platform enhancement of $1.9 million and $.4 million in increased international costs, $.3 million of additional customer service support offset by decreased materials of $.4 million, and decreased prior year IT platform expenses of $.3 million.

Corporate expenses for shared functions are recognized in the Radiation Measurement segment where they have been reported historically. Acquisition and reorganization costs are not allocated to the segments. As the Company’s business model evolves in increased complexity, management may determine it will be necessary to change this reporting practice to reflect any appropriate allocations.

Medical Physics Segment

Medical Physics revenues for the second fiscal quarter of 2013 of $7.6 million decreased by $.1 million, or 1.3%, from the second fiscal quarter of 2012 amount of $7.7 million. Medical Physics operating income was $.7 million due primarily to decreased service costs of $.7 million, or 9.2% of revenues, as compared to $.1 million, or 1.3% of revenues, in the second fiscal quarter of 2012.

Medical Products Segment

Medical Products revenues for the second fiscal quarter of 2013 were $2.2 million, a decrease of 45.1%, or $1.8 million, from the second fiscal quarter of 2012 amount of $4.0 million. Revenue declined by $1.8 million over the prior year period due to a decline in selling price and shipments of Spherz without a corresponding decrease in costs. Operating income for the second fiscal quarter of 2013 was $.3 million, or 13.6% of revenues, as compared to $2.0 million, or 50.0% of revenues, in the second fiscal quarter of 2012.

Comparison of the six months ended March 31, 2013 and the six months ended March 31, 2012

Revenues for the first six months of fiscal 2013 and for the first six months of fiscal 2012 were $73.8 million and $75.8 million, respectively. The Medical Products segment had a decline of $1.3 million due to a decline in Spherz selling price and shipments and the Radiation Measurement segment decreased $.7 million in revenues. Consolidated revenue for the first six months of fiscal 2013 was negatively affected in the amount of $.3 million by currency fluctuation, as compared with the prior fiscal year period, principally due to weakness in the Brazil Real and the Euro against the U.S. dollar.

Cost of sales for the first six months of fiscal 2013 was $33.6 million, an increase of $2.7 million, or 8.7%, compared with cost of sales of $30.9 million for the first six months of fiscal 2012. The cost of sales increase was due to increased IT expenses due to the Company’s IT platform enhancement of $2.5 million, $.3 million of international costs and service costs of $.2 million offset by decreased materials of $.4 million.

Total selling, general and administrative expenses for the first six months of fiscal 2013 were $26.0 million, an increase of $1.0 million, or 4.0%, compared with selling, general and administrative expenses of $25.0 million for the first six months of fiscal 2012. The increase was primarily due to additional IT platform depreciation of $.7 million and additional customer service support of $.8 million and other cost changes of $.8 million offset by service cost reductions of $.7 million and prior year IT platform expenses of $.6 million.

Acquisition costs in the first six months of fiscal 2013 were $.3 million as compared to the prior fiscal year six months of $2.2 million.

Operating income for the first six months of fiscal 2013 was $13.9 million, a decrease of $3.8 million, or 21.5%, compared with operating income of $17.7 million for the first six months of fiscal 2012. The decrease in operating income was due to reduced Medical Products operating income of $1.4 million, reduced Radiation Measurement revenue of $.7 million, increased IT expenses due to the Company’s IT platform enhancement of $3.2 million, additional manufacturing and international costs of $.6 million and additional customer service support of $.8 million, offset by decreased acquisition costs of $1.9 million and service cost reductions of $.5 million and prior year IT platform expense of $.6 million.

Equity in income of joint ventures for the first six months of fiscal 2013 was $2.1 million, an increase of $.2 million, or 10.5%, from the prior year first six months amount of $1.9 million. Interest expense for the first six months of fiscal 2013 was $2.1 million, an increase of $.6 million or 40.0%, from the prior year first six months expense of $1.5 million due primarily to increased debt associated with borrowings to acquire IZI in the first six months of fiscal 2012.

The effective tax rate for the first six months of fiscal 2013 and 2012 was 27.5% and 32.2%, respectively. The decline in the effective tax rate was due primarily to the enactment of the R&D credit for calendar year 2013 in the second fiscal quarter of 2013 as well as a change in the mix of earnings based on geographic location of the Company’s operations in various jurisdictions and specific legal entities subject to taxation in those jurisdictions.

Net income attributable to Landauer for the first six months of fiscal 2013 and 2012 was $10.0 million and $12.0 million, respectively, or $1.05 and $1.27 per diluted share, respectively. The decrease in net income was due to reduced Medical Products operating income of $1.4 million, reduced Radiation Measurement revenue of $.7 million, increased IT expenses due to the Company’s IT platform enhancement of $3.2 million, additional manufacturing and international costs of $.6 million, additional customer service support of $.8 million and additional other expenses of $.2 million, offset by effective tax rate reduction decreasing taxes by $1.9 million and decreased acquisition costs of $1.9 million and service costs reductions of $.5 million and prior year IT platform expense of $.6 million.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the first six months of fiscal 2013 were $22.8 million compared with $24.2 million for the first six months of fiscal 2012. The decrease was primarily due to lower earnings. A reconciliation of net income to EBITDA and Adjusted EBITDA is included herein under this Item 2.

Radiation Measurement Segment

Radiation Measurement revenues for the first six months of fiscal 2013 were $53.7 million, a decrease of 1.3%, or $.7 million, from the first six months of fiscal 2012 amount of $54.4 million. The decrease in the first six months of fiscal 2013 was primarily due to decreases of equipment sales by $.3 million and currency impacts of $.3 million as compared to prior fiscal year first six months. Operating income for the first six months of fiscal 2013 decreased $2.9 million, or 20.3%, to $11.4 million from the first six months of fiscal 2012 amount of $14.3 million. The decrease in operating income was due to reduced Radiation Measurement revenue of $.7 million, increased IT expenses due to the Company’s IT platform enhancement of $3.2 million, additional manufacturing and international costs of $.6 million and additional customer service support of $.8 million, offset by prior fiscal year first six months acquisition costs of $1.9 million and prior year IT platform costs of $.6 million.

Corporate expenses for shared functions are recognized in the Radiation Measurement segment where they have been reported historically. Acquisition and reorganization costs are not allocated to the segments. As the Company’s business model evolves in increased complexity, management may determine it will be necessary to change this reporting practice to reflect any appropriate allocations.

Medical Physics Segment

Medical Physics revenues for the first six months of fiscal 2013 increased $.1 million to $15.2 million from the first six months of fiscal 2012 amount of $15.1 million. Medical Physics operating income was $1.5 million, or 9.9% of revenues, as compared to $1.0 million, or 6.6% of revenues, in the first six months of fiscal 2012 due primarily to decreased service costs of $.5 million.

Medical Products Segment

Medical Products revenues for the first six months of fiscal 2013 decreased 21.0%, or $1.3 million, to $4.9 million from the first six months of fiscal 2012 amount of $6.2 million. Revenue declined by $1.3 million over the prior year period due to a decline in selling price and shipments of Spherz without a corresponding decrease in costs. Operating income for the first six months of fiscal 2013 was $1.0 million, or 20.4% of revenues, as compared to $2.4 million, or 38.7% of revenues, in the first six months of fiscal 2012.

Fiscal 2013 Outlook

Landauer’s business plan for fiscal 2013 currently anticipates aggregate revenues for the year to be in the range of $150 million to $155 million. The business plan also anticipates a blended effective tax rate for the full fiscal year in the range of 28% to 30%.

Based upon the above assumptions, the Company anticipates reported net income for fiscal 2013 in the range of $21 million to $23 million and Adjusted EBITDA expected for fiscal 2013 in the range of $51 million to $53 million.

Liquidity and Capital Resources

Cash provided by operations was $7.5 million and $18.6 million in the first six months of fiscal 2013 and 2012, respectively. The major changes in the components of cash provided by operations between the two periods were a decrease in prepaid taxes of $6.8 million due to the timing of tax payments, accounts payable of $2.3 million and reduced net income of $2.0 million.

Cash used by investing activities for the first six months of fiscal 2013 was $5.3 million compared to the prior fiscal year first six months amount of $106.5 million. The primary difference was due to the acquisitions made in the previous fiscal year, primarily the purchase of IZI for $98.3 million.

Financing activities for the first six months of fiscal 2013 were comprised primarily of long-term borrowings on the credit agreement of $1.9 million compared to the previous fiscal year’s first six months net borrowings of $129.1 million. During the first six months of fiscal 2013 and 2012, the Company funded cash dividends of $10.4 million, or $.55 per share, for the fourth quarter of fiscal 2012 and 2011 and the first quarter of fiscal 2013 and 2012.

Non-GAAP Financial Measures

The tables below include financial measures of EBITDA, Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per Diluted Share. These are non-GAAP measures. Management believes that such measures supplement evaluations using operating income, net income, and diluted earnings per share and other GAAP measures, and are a useful indicator for investors. These indicators can help readers gain a meaningful understanding of the Company’s core operating results and future prospects without the effect of non-recurring and non-cash items and the Company’s ability to generate cash flows from operations that are available for taxes, capital expenditures, and debt repayment. Investors should recognize that these non-GAAP measures might not be comparable to similarly titled measures of other companies. These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows or liquidity prepared in accordance with accounting principles generally accepted in the United States.

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

A reconciliation of these non-GAAP measures to the most directly comparable GAAP measures is provided below:

	Three Months Ended March 31,
	2013	2012
Adjusted EBITDA
Net income attributed to Landauer, Inc.	$5,153	$7,110
Add back:
Interest expense, net	976	771
Depreciation and amortization	3,526	2,674
Provision for income taxes	1,620	3,104
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$11,275	$13,659
Adjustments:
Non-cash stock-based compensation expense	382	624
IT platform enhancements expenses	27	306
Acquisition and reorganization costs	300	312
Sub-total adjustments	709	1,242
Adjusted EBITDA	$11,984	$14,901

Adjusted Net Income
Net income attributed to Landauer, Inc.	$5,153	$7,110
Sub-total adjustments	709	1,242
Income taxes on adjustments	(167)	(373)
Adjustments, net	542	869
Adjusted Net Income	$5,695	$7,979
Adjusted Net Income per Diluted Share	$.60	$.85

	Six Months Ended
	March 31,
	2013	2012
Adjusted EBITDA
Net income attributed to Landauer, Inc.	$10,030	$12,035
Add back:
Interest expense, net	1,908	1,299
Depreciation and amortization	6,976	5,030
Provision for income taxes	3,894	5,846
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$22,808	$24,210
Adjustments:
Non-cash stock-based compensation expense	1,066	1,454
IT platform enhancements expenses	205	588
Acquisition and reorganization costs	300	2,161
Sub-total adjustments	1,571	4,203
Adjusted EBITDA	$24,379	$28,413

Adjusted Net Income
Net income attributed to Landauer, Inc.	$10,030	$12,035
Sub-total adjustments	1,571	4,203
Income taxes on adjustments	(432)	(1,353)
Adjustments, net	1,139	2,850
Adjusted Net Income	$11,169	$14,885
Adjusted Net Income per Diluted Share	$1.18	$1.59

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

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations since the end of fiscal year 2012 and through March 31, 2013.

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

Item 3. quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, including changes in foreign currency exchange rates. These risks are set forth in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through March 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2013 were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of March 31, 2013, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

Item 1A. Risk Factors

Information regarding risk factors are set forth in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through March 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its equity securities from the end of the preceding fiscal year through March 31, 2013 includes the deemed surrender of existing shares of Landauer common stock to the Company by stock-based compensation plan participants to satisfy the exercise price or tax liability of employee stock awards at the time of exercise or vesting. These surrendered shares are not part of any publicly announced share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2012	0	$0	-	-
November 1 - November 30, 2012	1,100	58.99	-	-
December 1 - December 31, 2012	9,715	58.05	-	-
Quarter ended December 31, 2012	10,815	$58.14	-	-

January 1 - January 31, 2013	0	$0	-	-
February 1 - February 28, 2013	88	58.80	-	-
March 1 - March 31, 2013	0	0	-	-
Quarter ended March 31, 2013	88	$58.80	-	-

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

* Filed herewith
** Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDAUER, INC.

Date: May 8, 2013	/s/ Michael K. Burke
Michael K. Burke
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

