Form 10-Q
period 2013-06-30
LANDAUER INC
filed 2013-08-07
CIK 825410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 30, 2013, 9,526,237 shares of common stock, par value $0.10 per share, of the registrant were outstanding.

1

PART I  FINANCIAL INFORMATION

  Item 1. Financial Statements

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in Thousands)	June 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$8,997	$17,633
Receivables, net of allowances of $728 and $1,088, respectively	34,807	35,165
Inventories	9,487	8,638
Prepaid income taxes	3,513	2,148
Prepaid expenses and other current assets	4,518	3,975
Current assets	61,322	67,559
Property, plant and equipment, at cost	106,248	101,375
Accumulated depreciation and amortization	(53,326)	(46,983)
Net property, plant and equipment	52,922	54,392
Equity in joint ventures	22,735	24,108
Goodwill	83,833	106,717
Intangible assets, net of accumulated amortization of $12,229 and $9,696, respectively	37,987	37,402
Dosimetry devices, net of accumulated depreciation of $9,989 and $8,879, respectively	6,221	6,189
Other assets	5,837	5,758
Assets	$270,857	$302,125
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,490	$9,656
Dividends payable	5,389	5,345
Deferred contract revenue	13,572	14,947
Accrued compensation and related costs	7,146	8,260
Other accrued expenses	8,863	7,096
Current liabilities	40,460	45,304
Non-current liabilities:
Long-term debt	139,560	141,347
Pension and postretirement obligations	17,655	17,586
Deferred income taxes	10,118	15,733
Other non-current liabilities	892	1,053
Non-current liabilities	168,225	175,719
Stockholders' equity:
Preferred stock, $.10 par value per share, authorized 1,000,000 shares; none issued	0	0
Common stock, $.10 par value per share, authorized 20,000,000 shares; 9,589,705 and 9,493,368 shares issued and outstanding at June 30, 2013 and September 30, 2012 respectively	959	949
Additional paid in capital	39,034	35,898
Accumulated other comprehensive loss	(7,866)	(5,272)
Retained earnings	28,721	48,142
Landauer, Inc. stockholders' equity	60,848	79,717
Noncontrolling interest	1,324	1,385
Stockholders' equity	62,172	81,102
Liabilities and Stockholders' Equity	$270,857	$302,125

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands, Except per Share)	2013	2012	2013	2012
Net revenues	$36,580	$39,205	$110,343	$114,968

Cost and expenses:
Cost of sales	17,964	17,357	51,577	48,292
Selling, general and administrative	12,550	12,251	38,519	37,216
Goodwill impairment charge	22,700	0	22,700	0
Acquisition and reorganization costs	142	348	442	2,509
Costs and expenses	53,356	29,956	113,238	88,017

Operating (loss) income	(16,776)	9,249	(2,895)	26,951
Equity in income of joint ventures	471	684	2,555	2,555
Interest expense, net	(1,154)	(1,113)	(3,268)	(2,566)
Other income (expense), net	112	(50)	431	0

(Loss) income before taxes	(17,347)	8,770	(3,177)	26,940
Income taxes	(3,748)	2,014	146	7,860

Net (loss) income	(13,599)	6,756	(3,323)	19,080
Less: Net income attributed to noncontrolling interest	154	190	400	479

Net (loss) income attributed to Landauer, Inc.	$(13,753)	$6,566	$(3,723)	$18,601

Net (loss) income per share attributable to Landauer, Inc. shareholders:
Basic	$(1.46)	$0.70	$(0.40)	$1.98
Weighted average basic shares outstanding	9,439	9,371	9,402	9,357

Diluted	$(1.46)	$0.69	$(0.40)	$1.97
Weighted average diluted shares outstanding	9,439	9,412	9,402	9,397

Dividends paid per share	$0.55	$0.55	$1.65	$1.65

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30, 2013

(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net (loss) income	$(13,753)	$154	$(13,599)
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of tax	68	0	68
Foreign currency translation adjustment	(610)	(44)	(654)
Comprehensive (loss) income	$(14,295)	$110	$(14,185)

	Three Months Ended June 30, 2012

(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$6,566	$190	$6,756
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of tax	79	0	79
Foreign currency translation adjustment	(1,824)	(59)	(1,883)
Comprehensive income	$4,821	$131	$4,952

	Nine Months Ended June 30, 2013

(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net (loss) income	$(3,723)	$400	$(3,323)
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of tax	204	0	204
Foreign currency translation adjustment	(2,798)	(35)	(2,833)
Comprehensive (loss) income	$(6,317)	$365	$(5,952)

	Nine Months Ended June 30, 2012

(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$18,601	$479	$19,080
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of tax	236	0	236
Foreign currency translation adjustment	(2,194)	(80)	(2,274)
Comprehensive income	$16,643	$399	$17,042

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited)

Landauer, Inc. Stockholders' Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Addi- tional Paid in Capital	Accumu-lated Other Compre-hensive (Loss) Income	Retained Earnings	Non- Controlling Interest	Total Stock- holders' Equity
BalanceSeptember 30, 2012	9,493,368	$949	$35,898	$(5,272)	$48,142	$1,385	$81,102
Stock-based compensation arrangements	96,337	10	3,136	0	0	0	3,146
Dividends	0	0	0	0	(15,698)	(426)	(16,124)
Net (loss) income	0	0	0	0	(3,723)	400	(3,323)
Foreign currency translation adjustment	0	0	0	(2,798)	0	(35)	(2,833)
Defined benefit pension and postretirement plans activity, net of tax	0	0	0	204	0	0	204
Balance June 30, 2013	9,589,705	$959	$39,034	$(7,866)	$28,721	$1,324	$62,172

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
(Dollars in Thousands)	2013	2012

Cash flows from operating activities:
Net (loss) income	$(3,323)	$19,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,860	7,752
Goodwill impairment charge	22,700	0
Equity in income of joint ventures	(2,555)	(2,555)
Dividends from joint ventures	1,891	1,393
Stock-based compensation and related net tax benefits	2,293	2,361
Current and long-term deferred taxes, net	(5,531)	2,430
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	305	(4,480)
(Increase) decrease in prepaid taxes	(1,349)	4,774
Increase in other operating assets, net	(3,679)	(2,265)
Decrease in accounts payable and other accrued liabilities	(4,006)	(376)
(Decrease) increase in other operating liabilities, net	(1,073)	2,339
Net cash provided by operating activities	16,533	30,453

Cash flows used by investing activities:
Acquisition of property, plant and equipment	(5,286)	(11,476)
Acquisition of joint ventures and businesses, net of cash acquired	0	(98,297)
Other investing activities, net	(1,973)	(754)
Net cash used by investing activities	(7,259)	(110,527)

Cash flows (used) provided by financing activities:
Net borrowings on revolving credit facility	0	(19,805)
Long-term borrowings - loan	19,600	132,887
Long-term borrowings - repayment	(21,387)	(5,300)
Dividends paid to stockholders	(15,658)	(15,607)
Other financing activities, net	(260)	(273)
Net cash (used) provided by financing activities	(17,705)	91,902

Effects of foreign currency translation	(205)	(568)

Net (decrease) increase in cash and cash equivalents	(8,636)	11,260
Opening balance - cash and cash equivalents	17,633	7,914
Ending balance - cash and cash equivalents	$8,997	$19,174

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013

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

The accounting policies followed by the Company are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. There have been no changes to the accounting policies for the three and nine month periods ended June 30, 2013.

The results of operations for the three and nine month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year. The September 30, 2012 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

In March 2013, the FASB issued an accounting update that clarifies the applicable guidance for the release of the cumulative translation adjustment when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets that is a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This guidance is effective for the Company in the first quarter of fiscal 2014. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

As of June 30, 2013 and September 30, 2012, the Company’s financial assets measured and recorded at fair value on a recurring basis were comprised of investments in trading securities, which are reported in other long-term assets. The investments are held in a Rabbi trust for benefits under the Company’s deferred compensation plan. Under the plan, participants designate investment options to serve as the basis for measurement of the notional value of their accounts. The investments include a money market fund and mutual funds that are publicly traded. The fair values of the shares or underlying securities of these funds are based on quoted market prices and, therefore, are categorized as Level 1 in the fair value hierarchy.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash equivalents	$55	$0	$0
Mutual funds	2,744	0	0
Total financial assets at fair value	$2,799	$0	$0

	Fair Value Measurements at September 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash equivalents	$42	$0	$0
Mutual funds	2,368	0	0
Total financial assets at fair value	$2,410	$0	$0

As of June 30, 2013, the carrying amount of the Company’s long-term debt, which is categorized as Level 1 in the fair value hierarchy, approximated fair value as the stated interest rates were variable in relation to prevailing market rates.

(4) (Loss) Income per Common Share

Basic net (loss) income per share was computed by dividing net income available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share was computed by dividing net (loss) income available to common stockholders for the period by the weighted average number of shares of common stock that would have been outstanding assuming dilution from stock-based compensation awards during the period. In periods where losses are recorded, inclusion of potentially dilutive securities in the calculation would decrease the loss per common share and, therefore, these securities are not added to the weighted average number of shares outstanding.

Unvested stock-based compensation awards that contain non-forfeitable rights to dividends are treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. The Company’s time vested restricted stock is a participating security. Undistributed net income allocated to unvested restricted stock was not material for the three and nine month periods ended June 30, 2013 and 2012. The following table sets forth the computation of net income per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands, Except per Share)	2013	2012	2013	2012
Basic Net (Loss) Income per Share:
Net (loss) income attributed to Landauer, Inc.	$(13,753)	$6,566	$(3,723)	$18,601
Less: Income allocated to unvested restricted stock	0	34	0	101
Net (loss) income available to common stockholders	$(13,753)	$6,532	$(3,723)	$18,500
Basic weighted average shares outstanding	9,439	9,371	9,402	9,357
Net (loss) income per share - Basic	$(1.46)	$0.70	$(0.40)	$1.98

Diluted Net (Loss) Income per Share:
Net (loss) income attributed to Landauer, Inc.	$(13,753)	$6,566	$(3,723)	$18,601
Less: Income allocated to unvested restricted stock	0	34	0	101
Net (loss) income available to common stockholder	$(13,753)	$6,532	$(3,723)	$18,500
Basic weighted average shares outstanding	9,439	9,371	9,402	9,357
Effect of dilutive securities	0	41	0	40
Diluted weighted averages shares outstanding	9,439	9,412	9,402	9,397
Net (loss) income per share - Diluted	$(1.46)	$0.69	$(0.40)	$1.97

(5) Employee Benefit Plans

The components of net periodic benefit cost for pension and other benefits were as follows:

Pension Benefits	Three Months Ended June, 30		Nine Months Ended June, 30
	2013	2012	2013	2012
Interest cost	$340	$360	$1,020	$1,080
Expected return on plan assets	(365)	(328)	(1,095)	(984)
Amortization of net loss	109	79	325	236
Net periodic benefit cost	$84	$111	$250	$332

Other Benefits	Three Months Ended June, 30		Nine Months Ended June, 30
	2013	2012	2013	2012
Service cost	$18	$15	$52	$44
Interest cost	11	13	34	40
Net periodic benefit cost	$29	$28	$86	$84

The Company, under the IRS minimum funding standards, funded its defined benefit pension plan in fiscal year 2013.

The Company maintains 401(k) Retirement Savings Plans for certain employees, which may provide for employer matching contributions, and a supplemental defined contribution plan for certain executives, which provides for employer contributions at the discretion of the Company. Amounts expensed for Company contributions under these plans during the first nine months of fiscal 2013 and 2012 were $1,150 and $990, respectively.

(6) Goodwill and Other Intangibles

Changes in the carrying amount of goodwill by reportable segment for the nine months ended June 30, 2013 were as follows:

	Radiation Measurement	Medical Physics	Medical Products	Total

Balance as of September 30, 2012:	$20,037	$22,611	$64,069	$106,717
Effects of foreign currency	(184)			(184)
Accumulated goodwill impairment charges			(22,700)	(22,700)
Goodwill, net as of June 30, 2013	$19,853	$22,611	$41,369	$83,833

During the third quarter of fiscal 2013, in connection with our quarterly forecasting cycle, we updated the forecasted results of operations for our operating segments based on the most recent financial results and our best estimate of future operations. The updated forecast reflects a decline in revenues for the Medical Products segment primarily due to the inability to generate new sales to replace decreasing revenues. As a result, in connection with the preparation of our financial statements for the quarter ended June 30, 2013, we performed an impairment analysis with respect to the carrying value of goodwill in our Medical Products segment.

In accordance with FASB ASC 350, we aggregate our business components into reporting units and test for goodwill impairment. For our purposes, our reporting units and operating segments are the same as our reporting segments, so we test goodwill at the reporting segment level. Goodwill impairment is determined using two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of a segment with its net book value (or carrying amount), including goodwill. If the fair value of a segment exceeds its carrying amount, goodwill of the segment is considered not to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of the segment exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the segment’s goodwill with the carrying amount of that goodwill. If the carrying amount of the segment’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the segment is allocated to all of the assets and liabilities of that segment (including any unrecognized intangible assets) as if the segment had been acquired in a business combination and the fair value of the segment was the purchase price paid to acquire the segment.

Based on the result of the first step of the goodwill impairment analysis, we determined that the fair value of our Medical Products segment was less than its carrying value as of June 30, 2013 and, as such, we applied the second step of the goodwill impairment test to this segment. Based on the result of the second step of the goodwill impairment analysis, we recorded a $22,700 non-cash pretax charge to reduce the carrying value of goodwill in our Medical Products segment. The tax benefit associated with this charge was $4,900. The impairment charge is non-cash in nature and does not affect the Company’s liquidity. As a result of the impairment charge in our Medical Products segment recognized during the third quarter of fiscal 2013 and the effects of foreign currency in our Radiation Measurement segment, the carrying amount of our goodwill was reduced to $83,833 as of June 30, 2013 from $106,717 as of September 30, 2012.

	June 30, 2013		September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$43,671	$10,760	$40,880	$8,501
Trademarks and tradenames	2,139	0	2,123	0
Licenses and patents	3,829	912	3,518	638
Other intangibles	577	557	577	557
Intangible assets	$50,216	$12,229	$47,098	$9,696

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets amortization expense was $834 and $2,533 for three and nine months ended June 30, 2013 and $463 and $1,529 for the three and nine months ended June 30, 2012.

(7) Segment Information

The following tables summarize financial information for each reportable segment:

Three Months Ended June 30, 2013
	Radiation Measurement	Medical Physics	Medical Products	Consolidated
Revenues	$26,383	$7,903	$2,294	$36,580
Operating income (loss)	4,759	1,056	(22,591)	(16,776)

Three Months Ended June 30, 2012
	Radiation Measurement	Medical Physics	Medical Products	Consolidated
Revenues	$26,926	$8,064	$4,215	$39,205
Operating income	6,813	517	1,919	9,249

Nine Months Ended June 30, 2013
	Radiation Measurement	Medical Physics	Medical Products	Consolidated
Revenues	$80,035	$23,090	$7,218	$110,343
Operating income (loss)	16,142	2,580	(21,617)	(2,895)

Nine Months Ended June 30, 2012
	Radiation Measurement	Medical Physics	Medical Products	Consolidated
Revenues	$81,328	$23,186	$10,454	$114,968
Operating income	21,132	1,519	4,300	26,951

	June 30, 2013	September 30, 2012
Segment assets:
Radiation Measurement	$163,001	$171,831
Medical Physics	35,784	36,304
Medical Products	72,072	93,990
Consolidated assets	$270,857	$302,125

(8) Subsequent Events

On August 2, 2013, the Company entered into an amended and restated revolving credit agreement (the “Credit Agreement”) with its group of lenders that provided, among other things, the extension of the expiration date from November 14, 2016 to August 2, 2018 and the accordion feature increased from $25,000 to $50,000.

In addition, the covenants for minimum net worth have been deleted from the Credit Agreement. The leverage ratio covenants have changed to a maximum 3.50 to 1.00 for the period of September 30, 2013 through June 30, 2015, and to a maximum 3.25 to 1.00 for the periods September 30, 2015 and thereafter. The fixed charge ratio covenants have changed to a minimum 1.10 to 1.00 for the period of September 30, 2013 through June 30, 2015, and to a minimum 1.15 to 1.00 for the periods September 30, 2015 and thereafter. The amended terms provide for an interest rate equal to LIBOR plus a margin of between 1.25% and 2.50% and for the base rate a margin of between .25% and 1.50% as compared to a Libor margin of between 1.25% and 2.75%, and a base rate margin of between .25% and 1.75% in the current credit agreement.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). We review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make assumptions and estimates that affect the results of operations and the amounts of assets and liabilities reported in the financial statements as well as related disclosures. Critical accounting policies are those that are most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While all decisions regarding accounting policies are important, we believe that there are six accounting policies that could be considered critical. These critical accounting policies relate to the following items: revenue recognition and deferred contract revenue; property, plant & equipment and other assets; goodwill and other intangible assets; income taxes; defined benefit pension and other postretirement benefit plans; and stock-based compensation. For a detailed discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended September 30, 2012. Below is an update to our critical accounting policy relating to goodwill and other intangible assets. There have been no material changes to our other critical accounting policies during the first nine months of 2013.

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

FASB authoritative guidance requires that goodwill and certain intangible assets with indefinite lives be reviewed periodically for impairment.  The Company has three segments, Radiation Measurement, Medical Physics and Medical Products. The Company performs an impairment test for each of its segments with goodwill annually and, for goodwill and other intangible assets that are not being amortized, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Triggering events include, but are not limited to, a current-period operating or cash flow loss; a product, technology, or service introduced by a competitor; or a loss of key personnel. When such events or changes in circumstances occur, the Company performs a financial analysis of future undiscounted cash flows projections by asset or asset group.

Pursuant to our policy, we performed the annual goodwill impairment test as of September 30, 2012 and determined that no impairment of goodwill existed as of that date. During the third quarter of 2013, it became apparent that recent changes implemented to our Medical Products segment had not yet achieved anticipated upward sales trends to the extent forecasted. Early budget reviews also indicated future sales growth may be less than expected. We updated the forecasted results of operations for our Medical Products operating segment based on the most recent financial results and our best estimates of future operations. The updated forecast reflects a slower growth in revenues for the Medical Products segment due to anticipated continued pricing pressures from certain competitors greater than the anticipated growth from existing and new product sales. As a result, we concluded a triggering event occurred and in connection with the preparation of our financial statements for the quarter ended June 30, 2013, we performed an impairment analysis with respect to the carrying value of goodwill in our Medical Products segment.

In accordance with FASB ASC Topic 350, we aggregate our business components into segments and test for goodwill impairment. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of a segment with its net book value (or carrying amount), including goodwill. If the fair value of a segment exceeds its carrying amount, goodwill of the segment is considered not to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of the segment exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the segment’s goodwill with the carrying amount of that goodwill. If the carrying amount of the segment’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the segment is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the segment had been acquired in a business combination and the fair value of the segment was the purchase price paid to acquire the segment.

Based on the result of the first step of the goodwill impairment analysis, we determined that the fair value of our Medical Products segment was less than its carrying value as of June 30, 2013 and, as such, we applied the second step of the goodwill impairment test to this segment. Based on the result of this second step of the goodwill impairment analysis, we recorded a $22.7 million non-cash pretax charge to reduce the carrying value of goodwill in our Medical Products segment. As a result of the charge recognized during the third quarter, the carrying amount of our goodwill in the Medical Products segment was reduced to $41.4 million at June 30, 2013. Determining the fair value of a segment requires our management to make significant judgments, estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. In estimating the fair value of our Medical Products segment, we considered the income approach and the market approach. The income approach recognizes that the value of an asset is premised upon the expected receipt of future economic benefits. This approach involves projecting the cash flows the asset is expected to generate. Fair value indications are developed in the income approach by discounting expected future cash flows available to the investor at a rate which reflects the risk inherent in the investment. The market approach is primarily comprised of comparable companies. This approach compares the subject segment to selected reasonably similar companies whose securities are actively traded in the public markets. Comparing revenue growth and EBITDA margins allows us to project an indicated range of fair values. In determining the fair value of our Medical Products segment, we have relied on a combination of the income approach and the market approach. For companies providing services similar to those provided by us, the income and market approaches will generally provide the most reliable indications of value because the value of such companies is more dependent on their ability to generate earnings than on the value of the individual assets.

In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by our Medical Products segment and then discounting these cash flows to present value reflecting the relevant risks associated with the segment and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, discount rates reflecting the risk inherent in future cash flows, revenue growth, perpetual growth rates and profitability, among others. In estimating future cash flows for our Medical Products segment, we relied on an internally generated 10 year forecasts built around previous estimates and modified for recent weaknesses and business assumptions. Our forecast is based on our historical experience, current backlog, expected market demand, and other industry information. Our discounted cash flow analysis assumed an 11% weighted average cost of capital discount rate considering the segment as an independent standalone entity not part of the Landauer enterprise. In the market approach, we selected reasonably similar companies whose securities are actively traded in the public markets. Comparing revenue growth and EBITDA margins allows us to project an indicated range of fair values. These multiples were then applied to the operating data for the Medical Products segment and adjusted for factors to arrive at an indication of value.

While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, different estimates and assumptions could result in different outcomes. The table below presents the decrease in the fair value of the Medical Products segment given a one percent increase in the discount rate or a one percent decrease in the long term assumed annual revenue growth rate.

Decrease in Fair Value of the Medical Products Segment (in thousands)

Discount Rate – Increase by 1%	$ 7,000
Long-term Growth Rate – Decrease by 1%	$ 3,000

As described above, a goodwill impairment analysis requires significant judgments, estimates and assumptions. The results of this impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our segments will not decline significantly from our projections. Any significant decline in our operations could result in additional goodwill impairment charges. After taking into account the $22.7 million impairment charge, the carrying values of goodwill for each of our segments as of June 30, 2013 are as follows (in thousands):

	Radiation Measurement	Medical Physics	Medical Products	Total

Balance as of September 30, 2012:	$20,037	$22,611	$64,069	$106,717
Effects of foreign currency	(184)			(184)
Accumulated goodwill impairment charges			(22,700)	(22,700)
Goodwill, net as of June 30, 2013	$19,853	$22,611	$41,369	$83,833

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $38.0 million at June 30, 2013 and consist of customer lists, trademarks and trade names, licenses and patents as well as other intangibles. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the intangible assets, discounted for assumptions such as future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, changes such as higher or earlier-than-expected customer attrition or obsolescence of technology may result in higher future amortization charges or an impairment charge for intangible assets. As part of the goodwill impairment analysis discussed above, we also reviewed our Medical Products segment intangible assets and did not identify impairment.

Third Fiscal Quarter Executive Overview

Revenues in the third fiscal quarter of 2013 are $2.6 million less than the prior year fiscal quarter as a result of a $1.9 million decrease of revenues in our Medical Products segment due to a decline in the selling price and shipments of Spherz product and a $0.5 million decrease in Radiation Measurement. The Radiation Measurement segment decrease is due to a decrease of $1.2 million in domestic revenues, offset by a $0.7 million increase in revenues from international subsidiaries and foreign exchange.

Cost and Expenses in the third fiscal quarter of 2013 is up $0.9 million, and is primarily attributable to additional IT expense related to our new IT platform enhancement of $1.7 million, additional customer service support of $0.2 million, offset by $0.6 million in prior year IT Platform expenses, $0.4 million in decreased material costs and $.4 million in decreased service costs.

Due to declines in revenue and related extended forecasts in the Medical Products segment, the Company performed a valuation test and recorded a goodwill impairment charge of $22.7 million on its investment.

Equity in income of joint ventures in the third fiscal quarter of 2013 is down $.2 million over the prior year period due to declines in equipment sales in Japan. Interest expense is up $0.1 million on slightly higher average borrowings over the prior fiscal year. Income tax effective rate for the third fiscal quarter of 2013 is 21.6% versus the prior year third fiscal quarter rate of 23.0%.

Net (loss) income attributable to Landauer for the third fiscal quarter of 2013 and 2012 are ($13.8) million and $6.6 million, respectively, and diluted earnings per share of ($1.46) and $.69, respectively.

Results of Operations

Comparison of the third fiscal quarter ended June 30, 2013 and the third fiscal quarter ended June 30, 2012

Revenues for the third fiscal quarter of 2013 and for the third fiscal quarter of 2012 were $36.6 million and $39.2 million, respectively, a decrease of $2.6 million or 6.6%. The Medical Products segment had a decrease of $1.9 million in revenues due to the decline in Spherz selling price and shipments in the third fiscal quarter of 2013 and decreased revenues in both the Radiation Measurement and Medical Physics segments of $0.5 million and $0.2 million, respectively over the prior fiscal year period. Consolidated revenue for the third fiscal quarter of 2013 was favorably affected in the amount of $0.1 million by currency fluctuation, as compared with the prior fiscal year period, principally due to gains in the Euro against the U.S. dollar.

Cost of sales for the third fiscal quarter of 2013 was $18.0 million, an increase of $0.6 million, or 3.4%, compared with cost of sales of $17.4 million for the third fiscal quarter of 2012. The cost of sales increase was due to increased IT expenses related to the Company’s IT platform enhancement of $0.5 million for additional depreciation, $0.8 million in IT consulting services and $0.2 million in increased international costs, offset by decreased material costs of $0.4 million and decreased service costs of $0.4 million.

Selling, general and administrative costs for the third fiscal quarter of 2013 were $12.6 million, an increase of $0.3 million, or 2.4%, compared with selling, general and administrative costs of $12.3 million for the third fiscal quarter of 2012. The selling, general and administrative expense changes in the third fiscal quarter of 2013 were $0.4 million of additional depreciation expense for the IT platform and $0.2 million of additional customer service support, $0.2 million of increased R&D costs and $0.4 million in other cost increases, offset by $0.6 million of prior year IT platform enhancement related expense and service cost reductions of $0.3 million.

During the third quarter of 2013, it became apparent that anticipated revenue trends in our Medical Products segment were not being achieved to the extent forecasted. Early budget reviews also indicated future sales growth may be less than expected. We updated the forecasted results of operations for our Medical Products operating segment based on the most recent financial results and our best estimates of future operations. The updated forecast reflects a slower growth in revenues for the Medical Products segment due to anticipated continued pricing pressures from certain competitors greater than the anticipated growth from existing and new product sales. As a result of these lowered actual and forecast results, we performed a goodwill impairment test, which indicated the value of the Medical Products goodwill was less than its book value. We recorded a $22.7 million pretax charge for the impairment of goodwill to reduce the carrying value of goodwill in our Medical Products segment. The impairment charge is non-cash in nature and does not affect the Company’s liquidity or debt covenant compliance.

Operating (loss) income for the third fiscal quarter of 2013 was a loss of $16.8 million, a decrease of $26.0 million, or 282.6%, compared with operating income of $9.2 million for the third fiscal quarter of 2012. The decrease in operating income was due to a goodwill impairment of $22.7 million, reduced Medical Products sales of $1.9 million, increased IT expenses due to the Company’s IT platform enhancement of $1.7 million, additional customer service support of $0.2 million, offset by decreased service costs of $0.7 million, decreased prior year IT platform enhancement related expenses of $0.6 million and decreased material costs of $0.4 million.

Equity in income of joint ventures for the third fiscal quarter of 2013 was $0.5 million, a decrease of $0.2 million, or 28.5%, from the prior year third fiscal quarter amount of $0.7 million, due primarily to decreased equipment sales in Japan. Interest expense for the third fiscal quarter of 2013 was $1.2 million, an increase of $0.1 million or 9.1%, from the prior year third fiscal quarter amount of $1.1 million, due primarily to increased average debt associated with borrowings to acquire IZI Medical Products, LLC (“IZI”) in the first fiscal quarter of 2012.

The effective tax rate for the third fiscal quarter of 2013 and 2012 was 21.6% and 23.0%, respectively. The decrease in the effective tax rate was due primarily to benefits from U.S. foreign tax credits. Without impairment of goodwill the effective tax rate would have been 20.9% for the third fiscal quarter of 2013, a decline over the prior year's tax rate due primarily to benefits from U.S. foreign tax credits.

Net loss for the third fiscal quarter ended June 30, 2013 was $13.8 million, or $1.46 per diluted share, compared to net income of $6.6 million, or $0.69 per diluted share, in the same period last year. The decrease in net income was due to a goodwill impairment of $22.7 million, reduced high margin Medical Products sales of $1.9 million, increased IT expenses due to the Company’s IT platform enhancement of $1.7 million, additional customer service support of $0.2 million, offset by decreased taxes of $5.8 million and decreased service costs of $0.7 million.

(Loss) earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the third fiscal quarter of 2013 were ($12.6) million compared with $12.3 million for the third fiscal quarter of 2012. The decrease was due primarily to lower earnings from a goodwill impairment charge of $22.7 million. Adjusted EBITDA for the third fiscal quarter of 2013 and 2012 were $11.1 million and $13.9 million, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included herein under this Item 2.

 Radiation Measurement Segment

Radiation Measurement revenues for the third fiscal quarter of 2013 decreased 1.9%, or $0.5 million, to $26.4 million from the third fiscal quarter of 2012 amount of $26.9 million. The decrease in the fiscal third quarter was primarily due to revenue decreases domestically over the prior year third fiscal quarter of $1.2 million, due to fewer equipment sales, offset by international increases of $0.6 million and currency benefits of $.1 million. Operating income for the third fiscal quarter of 2013 of $4.8 million decreased $2.0 million, or 29.4%, from the third fiscal quarter of 2012 of $6.8 million. The decrease in operating income was due to increased IT expenses related to the Company’s IT platform enhancement of $1.7 million, $0.5 million of decreased revenue, $0.2 million of additional customer service support, $0.2 million of increased R&D and $0.2 million of international costs offset by decreased prior year IT platform expenses of $0.6 million, decreased acquisition costs of $0.3 million and lower material costs of $0.2 million.

Corporate expenses for shared functions are recognized in the Radiation Measurement segment where they have been reported historically. Acquisition and reorganization costs are not allocated to the segments. As the Company’s business model evolves in increased complexity, management may determine it will be necessary to change this reporting practice to reflect any appropriate allocations.

Medical Physics Segment

Medical Physics revenues for the third fiscal quarter of 2013 of $7.9 million decreased by $0.2 million, or 1.3%, from the third fiscal quarter of 2012 amount of $8.1 million. Medical Physics operating income increased to $1.0 million, or 12.7% of revenues, as compared to $0.5 million, or 6.2% of revenues, due primarily to decreased service costs of $0.7 million in the third fiscal quarter of 2012.

Medical Products Segment

Medical Products revenues for the third fiscal quarter of 2013 decreased 45.2 percent, or $1.9 million, from the third fiscal quarter of 2012 to $2.3 million. Medical Products operating loss for the third fiscal quarter of 2013 was $22.6 million as compared to operating income of $1.9 million in the third fiscal quarter of 2012. The decrease in operating income was due primarily to a goodwill impairment of $22.7 million, as well as a decline in selling price and shipments of high margin Spherz product. During the third quarter of 2013, it became apparent that anticipated revenue trends in our Medical Products segment were not being achieved to the extent forecasted. Early budget reviews also indicated future sales growth may be less than expected. We updated the forecasted results of operations for our Medical Products operating segment based on the most recent financial results and our best estimates of future operations. The updated forecast reflects a slower growth in revenues for the Medical Products segment due to anticipated continued pricing pressures from certain competitors greater than the anticipated growth from existing and new product sales resulting in a goodwill impairment. Since achieving a stabilization of revenue trends during the first-half of the fiscal year, we began to experience modest growth during the third fiscal quarter of 2013.

Comparison of the nine months ended June 30, 2013 and the nine months ended June 30, 2012

Revenues for the first nine months of fiscal 2013 and for the first nine months of fiscal 2012 were $110.3 million and $115.0 million, respectively. The Medical Products segment had a decline of $3.3 million due to the decline in Spherz selling price and shipments and the Radiation Measurement segment decreased $1.3 million in revenues. Consolidated revenue for the first nine months of fiscal 2013 was negatively affected in the amount of $0.2 million by currency fluctuation, as compared with the prior fiscal year period, principally due to weakness in the Brazil Real against the U.S. dollar.

Cost of sales for the first nine months of fiscal 2013 was $51.5 million, an increase of $3.2 million, or 6.6%, compared with cost of sales of $48.3 million for the first nine months of fiscal 2012. The cost of sales increase was due to increased IT expenses related to the Company’s IT platform enhancement of $3.9 million, $0.6 million of international costs offset by decreased material costs of $1.2 million and decreased service costs of $0.2 million.

Selling, general and administrative expenses for the first nine months of fiscal 2013 were $38.5 million, an increase of $1.3 million, or 3.5%, compared with selling, general and administrative expenses of $37.2 million for the first nine months of fiscal 2012. The increase was primarily due to additional IT platform depreciation of $1.1 million and additional customer service support of $1.0 million, other cost changes of $1.0 million and $.2 million of increased R&D costs offset by service cost reductions of $1.0 million and prior year IT platform enhancement related expenses of $1.0 million.

During the third quarter of 2013, it became apparent that anticipated revenue trends in our Medical Products segment were not being achieved to the extent forecasted. Early budget reviews also indicated future sales growth may be less than expected. We updated the forecasted results of operations for our Medical Products operating segment based on the most recent financial results and our best estimates of future operations. The updated forecast reflects a slower growth in revenues for the Medical Products segment due to anticipated continued pricing pressures from certain competitors greater than the anticipated growth from existing and new product sales. As a result of these lowered actual and forecast results, we performed a goodwill impairment test, which indicated the value of the Medical Products goodwill was less than its book value. We recorded a $22.7 million pretax charge for the impairment of goodwill to reduce the carrying value of goodwill in our Medical Products segment. The impairment charge is non-cash in nature and does not affect the Company’s liquidity or debt covenant compliance.

Acquisition and reorganization costs in the first nine months of fiscal 2013 were $0.4 million as compared to the prior fiscal year nine months of $2.5 million.

Operating (loss) income for the first nine months of fiscal 2013 was $2.9 million, a decrease of $29.9 million, compared with operating income of $27.0 million for the first nine months of fiscal 2012. The decrease in operating income was due to a goodwill impairment charge of $22.7 million, reduced Medical Products revenue of $3.3 million, reduced Radiation Measurement revenue of $1.3 million, increased IT expenses due to the Company’s IT platform enhancement of $5.0 million and additional customer service support of $1.0 million, offset by decreased acquisition costs of $2.1 million, service cost reductions of $1.2 million, decreased material costs of $1.2 million and a prior year IT platform enhancement related expense of $1.0 million.

Equity in income of joint ventures for the first nine months of fiscal 2013 and 2012 was $2.6 million. Interest expense for the first nine months of fiscal 2013 was $3.3 million, an increase of $0.7 million or 26.9%, from the prior year first nine months expense of $2.6 million due primarily to increased debt associated with borrowings to acquire IZI in the first nine months of fiscal 2012.

The effective tax rate was a benefit of (4.6)% and an expense of 29.2% for the first nine months of fiscal 2013 and 2012, respectively. The decline in the effective tax rate was primarily due to the U.S. research and development credits having a larger impact on our effective tax rate due to lower pretax income. Without impairment of goodwill the effective tax rate would have been 25.7% for the first nine months of fiscal 2013, a decline over the prior year rate due primarily to the U.S. research and development credits.

Net (loss) income attributable to Landauer for the first nine months of fiscal 2013 and 2012 was ($3.7) million and $18.6 million, respectively, or ($.40) and $1.97 per diluted share, respectively. The decrease in net income was due to a goodwill impairment charge of $22.7 million, reduced Medical Products revenue of $3.3 million, reduced Radiation Measurement revenue of $1.3 million, increased IT expenses due to the Company’s IT platform enhancement of $5.0 million and additional customer service support of $1.0 million, offset by reduced taxes of $7.8 million, decreased acquisition costs of $2.1 million, service cost reductions of $1.2 million, decreased material costs of $1.2 million and a prior year IT platform enhancement related expense of $1.0 million.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the first nine months of fiscal 2013 were $10.2 million compared with $36.5 million for the first nine months of fiscal 2012. The decrease was primarily due to a goodwill impairment charge of $22.7 million and lower earnings. Adjusted EBITDA for the first nine months of fiscal 2013 and 2012 were $35.4 million and $42.3 million, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included herein under this Item 2.

Radiation Measurement Segment

Radiation Measurement revenues for the first nine months of fiscal 2013 were $80.0 million, a decrease of 1.6%, or $1.3 million, from the first nine months of fiscal 2012 amount of $81.3 million. The decrease in the first nine months of fiscal 2013 was primarily due to decreases of equipment sales domestically of approximately $2.0 million and currency impacts of $0.2 million, offset by international sales gains of $0.9 million as compared to prior fiscal year first nine months. Operating income for the first nine months of fiscal 2013 decreased $5.0 million, or 22.3%, to $16.1 million compared to $21.1 million for the first nine months of fiscal 2012. The decrease in operating income was due to reduced Radiation Measurement revenue of $1.3 million, increased IT expenses due to the Company’s IT platform enhancement of $5.0 million, additional customer service support of $1.0 million, additional manufacturing and international costs of $0.5 million and $0.2 million of increased R&D costs offset by prior fiscal year first nine months acquisition costs of $2.1 million and prior year IT platform costs of $1.0 million.

Corporate expenses for shared functions are recognized in the Radiation Measurement segment where they have been reported historically. Acquisition and reorganization costs are not allocated to the segments. As the Company’s business model evolves in increased complexity, management may determine it will be necessary to change this reporting practice to reflect any appropriate allocations.

Medical Physics Segment

Medical Physics revenues for the first nine months of fiscal 2013 decreased $0.1 million to $23.1 million from the first nine months of fiscal 2012 amount of $23.2 million. Medical Physics operating income was $2.6 million, or 11.3% of revenues, as compared to $1.5 million, or 6.5% of revenues, in the first nine months of fiscal 2012, due primarily to decreased service costs of $1.2 million.

Medical Products Segment

Medical Products revenues for the first nine months of fiscal 2013 decreased 31.4 percent, or $3.3 million, from the first nine months of fiscal 2012 to $7.2 million. Medical Products operating loss for the first nine months of fiscal 2013 was $21.6 million as compared to $4.3 million in the first nine months of fiscal 2012. The decrease in operating income was due to a goodwill impairment charge of $22.7 million and a decline in revenue by $3.3 million. During the third quarter of 2013, it became apparent that anticipated revenue trends in our Medical Products segment were not being achieved to the extent forecasted. Early budget reviews also indicated future sales growth may be less than expected. We updated the forecasted results of operations for our Medical Products operating segment based on the most recent financial results and our best estimates of future operations. The updated forecast reflects a slower growth in revenues for the Medical Products segment due to anticipated continued pricing pressures from certain competitors greater than the anticipated growth from existing and new product sales resulting in an impairment of goodwill.

Fiscal 2013 Outlook

Landauer’s business plan for fiscal 2013 currently anticipates aggregate revenues for the year to be in the range of $150 million to $155 million. The business plan also anticipates a blended effective tax rate for the full fiscal year in the range of 26% to 28%.

Based upon the above assumptions, the Company anticipates reported net income for fiscal 2013 in the range of $18.5 million to $20.5 million and Adjusted EBITDA expected for fiscal 2013 in the range of $47 million to $49 million.

Liquidity and Capital Resources

Cash provided by operations was $16.5 million and $30.5 million in the first nine months of fiscal 2013 and 2012, respectively. The major changes in the components of cash provided by operations between the two periods were an increase in prepaid taxes of $6.1 million due to the timing of tax payments, decrease in accounts payable of $2.8 million and lower net income (without impairment)offset by an improvement in accounts receivable collections of $4.8 million.

Cash used by investing activities for the first nine months of fiscal 2013 was $7.3 million compared to the prior fiscal year first nine months amount of $110.5 million. The primary difference was due to the acquisitions made in the previous fiscal year, primarily the purchase of IZI for $93 million.

Financing activities for the first nine months of fiscal 2013 were comprised primarily of dividend payments of $15.7 million and net loan repayments $1.8 million compared to the previous fiscal year’s first nine months net borrowings of $107.5 million less dividend payments of $15.6 million.

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

A reconciliation of these non-GAAP measures to the most directly comparable GAAP measures is provided below:

	Three Months Ended June 30,
	2013	2012
Adjusted EBITDA
Net (loss) income attributed to Landauer, Inc.	$(13,753)	$6,566
Add back:
Interest expense, net	1,049	1,020
Depreciation and amortization	3,884	2,722
Provision for income taxes	(3,748)	2,014
(Loss) earnings before interest, taxes, depreciation and amortization (EBITDA)	$(12,568)	$12,322
Adjustments:
Non-cash stock based compensation	789	661
IT platform enhancements expenses	1	585
Acquisition and reorganization costs	142	348
Goodwill impairment charge	22,700	0
Sub-total adjustments	23,632	1,594
Adjusted EBITDA	$11,064	$13,916

Adjusted Net Income
Net (loss) income attributed to Landauer, Inc.	$(13,753)	$6,566
Sub-total adjustments	23,632	1,594
Income-taxes on adjustments	(5,105)	(367)
Adjustments, net	18,527	1,227
Adjusted, Net Income	$4,774	$7,793
Adjusted Net Income per Diluted Share	$0.51	$0.83

	Nine Months Ended June 30,
	2013	2012
Adjusted EBITDA
Net (loss) income attributed to Landauer, Inc.	$(3,723)	$18,601
Add back:
Interest expense, net	2,957	2,319
Depreciation and amortization	10,860	7,752
Provision for income taxes	146	7,860
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$10,240	$36,532
Adjustments:
Non-cash stock-based compensation expense	1,855	2,115
IT platform enhancements expenses	206	1,173
Acquisition and reorganization costs	442	2,509
Goodwill impairment charge	22,700	0
Sub-total adjustments	25,203	5,797
Adjusted EBITDA	$35,443	$42,329

Adjusted Net Income
Net (loss) income attributed to Landauer, Inc.	$(3,723)	$18,601
Sub-total adjustments	25,203	5,797
Income taxes on adjustments	1,159	(1,693)
Adjustments, net	26,362	4,104
Adjusted Net Income	$22,639	$22,705
Adjusted Net Income per Diluted Share	$2.41	$2.42
25

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations since the end of fiscal year 2012 and through June 30, 2013.

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

Item 3. quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, including changes in foreign currency exchange rates. These risks are set forth in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through June 30, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2013 were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of June 30, 2013, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

Item 1A. Risk Factors

Information regarding risk factors are set forth in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its equity securities from the end of the preceding fiscal year through June 30, 2013 includes the deemed surrender of existing shares of Landauer common stock to the Company by stock-based compensation plan participants to satisfy the exercise price or tax liability of employee stock awards at the time of exercise or vesting. These surrendered shares are not part of any publicly announced share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2012	0	$0	-	-
November 1 - November 30, 2012	1,100	58.99	-	-
December 1 - December 31, 2012	9,715	58.05	-	-
Quarter ended December 31, 2012	10,815	$58.14	-	-
January 1 - January 31, 2013	0	$0.00	-	-
February 1 - February 28, 2013	88	58.80	-	-
March 1 - March 31, 2013	0	0.00	-	-
Quarter ended March 31, 2013	88	$58.80	-	-
April 1 - April 30, 2013	0	$0	-	-
May 1 - May 31, 2013	0	0	-	-
June 1 - June 30, 2013	0	0	-	-
Quarter ended June 30, 2013	0	$0	-	-

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

10.1	Amended and Restated Credit Agreement, dated as of August 2, 2013, among Landauer, Inc., Global Physics Solutions, Inc., IZI Medical Products, LLC, BMO Harris Bank N.A., as administrative agent, the lenders party thereto and PNC Bank, National Association as syndication agent.

31.1*	Certification of William E. Saxelby, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Michael K. Burke, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of William E. Saxelby, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Michael K. Burke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL INSTANCE FILE

101.SCH**	XBRL SCHEMA FILE

101.CAL**	XBRL CALCULATION FILE

101.DEF**	XBRL DEFINITION FILE

101.LAB**	XBRL LABEL FILE

101.PRE**	XBRL PRESENTATION FILE

* Filed herewith
** Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

8

LANDAUER, INC.

Date: August 7, 2013	/s/ Michael K. Burke
Michael K. Burke
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

