Form 10-Q
period 2013-12-31
LANDAUER INC
filed 2014-02-10
CIK 825410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December  31, 2013

Commission File Number 1-9788

LANDAUER, INC. (Exact Name of registrant as specified in its charter)

Delaware	06-1218089
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of January 28, 2014,  9,537,544 shares of common stock, par value $0.10 per share, of the registrant were outstanding.

PART I  FINANCIAL INFORMATION

  Item 1.Financial Statements

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in Thousands)	December 31, 2013	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$13,272	$11,184
Receivables, net of allowances of $570 and $600 respectively	34,178	38,419
Inventories	8,301	9,539
Prepaid income taxes	2,671	3,132
Prepaid expenses and other current assets	5,220	4,019
Current assets	63,642	66,293
Property, plant and equipment, at cost	104,316	107,446
Accumulated depreciation and amortization	(53,407)	(55,514)
Net property, plant and equipment	50,909	51,932
Equity in joint ventures	22,600	23,942
Goodwill	86,529	84,436
Intangible assets, net of accumulated amortization of $14,790 and $13,605, respectively	37,022	37,161
Dosimetry devices, net of accumulated depreciation of $9,915 and $9,472, respectively	5,739	5,798
Other assets	7,704	7,271
Assets	$274,145	$276,833
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,036	$6,310
Dividends payable	5,433	5,419
Deferred contract revenue	13,572	13,181
Accrued compensation and related costs	6,160	8,207
Other accrued expenses	6,217	7,531
Current liabilities	37,418	40,648
Non-current liabilities:
Long-term debt	143,785	142,785
Pension and postretirement obligations	13,308	13,047
Deferred income taxes	10,324	9,817
Other non-current liabilities	1,890	915
Non-current liabilities	169,307	166,564
Stockholders' equity:
Preferred stock, $.10 par value per share, authorized 1,000,000 shares; none issued	-	-
Common stock, $.10 par value per share, authorized 20,000,000 shares; 9,615,711 and 9,575,926 issued and outstanding at December 31, 2013 and September 30, 2013 respectively	962	958
Additional paid in capital	39,653	39,465
Accumulated other comprehensive loss	(4,547)	(4,456)
Retained earnings	29,582	32,012
Landauer, Inc. stockholders' equity	65,650	67,979
Noncontrolling interest	1,770	1,642
Stockholders' equity	67,420	69,621
Liabilities and Stockholders' Equity	$274,145	$276,833

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
(Dollars in Thousands, Except per Share)	2013	2012
Service revenues	$31,894	$31,469
Product revenues	5,811	5,212
Net revenues	37,705	36,681

Cost and expenses:
Service costs	15,049	14,308
Product costs	3,158	2,255
Total cost of sales	18,207	16,563
Selling, general and administrative	14,362	13,391
Acquisition and reorganization costs	111	0
Costs and expenses	32,680	29,954

Operating income	5,025	6,727
Equity in income of joint ventures	573	1,528
Interest expense, net	(892)	(1,033)
Other income, net	37	95

Income before taxes	4,743	7,317
Income taxes	1,496	2,274

Net income	3,247	5,043
Less: Net income attributed to noncontrolling interest	196	166

Net income attributed to Landauer, Inc.	$3,051	$4,877

Net income per share attributable to Landauer, Inc. shareholders:
Basic	$0.32	$0.52
Weighted average basic shares outstanding	9,422	9,336

Diluted	$0.32	$0.52
Weighted average diluted shares outstanding	9,467	9,385

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended December 31, 2013

(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$3,051	$196	$3,247
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of tax	165	-	165
Foreign currency translation adjustment	(256)	(68)	(324)
Comprehensive income	$2,960	$128	$3,088

	Three Months Ended December 31, 2012

(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$4,877	$166	$5,043
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of tax	108	-	108
Foreign currency translation adjustment	(624)	2	(622)
Comprehensive income	$4,361	$168	$4,529

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited)

		Landauer, Inc. Stockholders' Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Addi- tional Paid in Capital	Accumulated Other Compre-hensive (Loss) Income	Retained Earnings	Non- Controlling Interest	Total Stock- holders' Equity
Balance September 30, 2013	9,575,926	$958	$39,465	$(4,456)	$32,012	$1,642	$69,621
Stock-based compensation arrangements	39,785	4	188	-	-	-	192
Dividends	-	-	-	-	(5,481)	-	(5,481)
Net income	-	-	-	-	3,051	196	3,247
Foreign currency translation adjustment	-	-	-	(256)	-	(68)	(324)
Defined benefit pension and postretirement plans activity, net of tax	-	-	-	165	-	-	165
Balance December 31, 2013	9,615,711	$962	$39,653	$(4,547)	$29,582	$1,770	$67,420

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
(Dollars in Thousands)	2013	2012
Cash flows from operating activities:
Net income	$3,247	$5,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,894	3,450
Equity in income of joint ventures	(573)	(1,528)
Dividends from joint ventures	1,340	1,892
Stock-based compensation and related net tax benefits	282	625
Current and long-term deferred taxes, net	292	7
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	4,396	(1,114)
Decrease in prepaid taxes	466	1,449
Increase in other operating assets, net	(88)	(1,953)
Decrease in accounts payable and other accrued liabilities	(3,502)	(5,775)
Increase in other operating liabilities, net	200	244
Net cash provided by operating activities	9,954	2,340
Cash flows used by investing activities:
Acquisition of property, plant and equipment	(1,071)	(1,902)
Acquisition of joint ventures and businesses, net of cash acquired	(1,800)	-
Other investing activities, net	(719)	(453)
Net cash used by investing activities	(3,590)	(2,355)
Cash flows (used) provided by financing activities:
Net borrowings on revolving credit facility	(21)	-
Long-term borrowings - loan	14,000	4,300
Long-term borrowings - repayment	(13,000)	-
Dividends paid to stockholders	(5,274)	(5,229)
Other financing activities, net	49	(248)
Net cash used by financing activities	(4,246)	(1,177)

Effects of foreign currency translation	(30)	56

Net increase (decrease) in cash and cash equivalents	2,088	(1,136)
Opening balance - cash and cash equivalents	11,184	17,633
Ending balance - cash and cash equivalents	$13,272	$16,497

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

December  31, 2013

(Dollars in thousands)

(1)Basis of Presentation and Consolidation

As used herein, the “Company” or “Landauer” refers to Landauer, Inc. and its subsidiaries.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and other financial information filed with the Securities and Exchange Commission (the “SEC”).

The accounting policies followed by the Company are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  There have been no changes to the accounting policies for the three month period ended December 31, 2013.

The results of operations for the three month period ended December  31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year. The September 30, 2013 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of  management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair statement of such financial statements.  Certain reclassifications have been made in the financial statements for comparative purposes.  These reclassifications have no effect on the results of operations or financial position of the Company.

(2)Recent Accounting Pronouncements

In February 2013, the FASB issued new guidance on the presentation of comprehensive income. This guidance requires reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. The standard would not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the guidance would require an entity to provide enhanced disclosures to present separately by component reclassifications out of accumulated other comprehensive income. This guidance was adopted by the Company in the first quarter of fiscal 2014.  The adoption did not have a material impact on its consolidated financial statements.

In March 2013, the FASB issued an accounting update that clarifies the applicable guidance for the release of the cumulative translation adjustment when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets that is a business within a foreign entity.  The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice.  This guidance was adopted by the Company in the first quarter of fiscal 2014.  The adoption did not have a material impact on its consolidated financial statements.

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

(3)Fair Value Measurements

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

As of December 31, 2013 and September 30, 2013, the Company’s financial assets measured and recorded at fair value on a recurring basis were comprised of investments in trading securities, which are reported in other long-term assets.  The investments are held in a Rabbi trust for benefits under the Company’s deferred compensation plan.  Under the plan, participants designate investment options to serve as the basis for measurement of the notional value of their accounts.  The investments include a money market fund and mutual funds that are publicly traded.  The fair values of the shares or underlying securities of these funds are based on quoted market prices and, therefore, are categorized as Level 1 in the fair value hierarchy.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash equivalents	$118	$-	$-
Mutual funds	3,473	-	-
Total financial assets at fair value	$3,591	$-	$-

	Fair Value Measurements at September 30, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash equivalents	$55	$-	$-
Mutual funds	2,922	-	-
Total financial assets at fair value	$2,977	$-	$-

As of December 31, 2013, the carrying amount of the Company’s long-term debt, which is categorized as Level 1 in the fair value hierarchy, approximated fair value as the stated interest rates were variable in relation to prevailing market rates.

(4)Income per Common Share

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

	Three Months Ended December 31,
(Dollars in Thousands, Except per Share)	2013	2012
Basic Net Income per Share:
Net income attributed to Landauer, Inc.	$3,051	$4,877
Less: Income allocated to unvested restricted stock	46	31
Net income available to common stockholders	$3,005	$4,846
Basic weighted average shares outstanding	9,422	9,336
Net income per share - Basic	$0.32	$0.52

Diluted Net Income per Share:
Net income attributed to Landauer, Inc.	$3,051	$4,877
Less: Income allocated to unvested restricted stock	46	31
Net income available to common stockholder	$3,005	$4,846
Basic weighted average shares outstanding	9,422	9,336
Effect of dilutive securities	45	49
Diluted weighted averages shares outstanding	9,467	9,385
Net income per share - Diluted	$0.32	$0.52

On December 3, 2013, the Company declared a regular quarterly cash dividend in the amount of $0.55 per share for the fourth quarter of fiscal 2013. The dividends were paid on January 6, 2014 to shareholders of record as of December 23, 2013.

(5)Employee Benefit Plans

The components of net periodic benefit cost for pension and other benefits were as follows:

Pension Benefits	Three Months Ended December 31,
	2013	2012
Interest cost	$375	$340
Expected return on plan assets	(377)	(365)
Amortization of net loss	48	108
Net periodic benefit cost	$46	$83

Other Benefits	Three Months Ended December 31,
	2013	2012
Service cost	$15	$17
Interest cost	13	12
Amortization of net (gain) loss	(3)	-
Net periodic benefit cost	$25	$29

The Company, under the IRS minimum funding standards, has no required contributions to make to its defined benefit pension plan during fiscal 2014.

The Company maintains 401(k) Retirement Savings Plans for certain employees, which may provide for employer matching contributions, and a supplemental defined contribution plan for certain executives, which provides for employer contributions at the discretion of the Company.  Amounts expensed for Company contributions under these plans during the first three months of fiscal 2014 and 2013 were $458 and $371, respectively.

(6)Goodwill and Other Intangibles

	Radiation Measurement	Medical Physics	Medical Products	Total

Balance as of September 30, 2013	$20,456	$22,611	$41,369	$84,436
Increase related to acquisitions, net of subsequent adjustments for deferred taxes	-	-	2,019	2,019
Effects of foreign currency	74			74
Accumulated goodwill impairment charges				-
Goodwill, net as of December 31, 2013	$20,530	$22,611	$43,388	$86,529

On December 23rd, 2013, the Company acquired a small German distributor on behalf of the Medical Products segment.  The preliminary purchase price allocation indicates an increase in customer lists of $772 and an increase in goodwill of $2,019.

Intangible assets for the years ended December  31, were as follows:

	December 31, 2013		September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$44,865	$12,676	$43,954	$11,639
Trademarks and tradenames	2,156	451	2,154	400
Licenses and patents	4,214	1,106	4,080	1,009
Other intangibles	577	557	577	557
Intangible assets	$51,812	$14,790	$50,765	$13,605

(7)Accumulated Other Comprehensive Income (Loss)

Accumulated elements of other comprehensive income (loss) (“AOCI”), net of tax, are included in the stockholders’ equity section of the condensed consolidated balance sheets.  Changes in each component of AOCI are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Plans, net of tax	Total
Balance at September 30, 2013	$(178)	$(4,278)	$(4,456)
Other comprehensive income before reclassifications	(256)	-	(256)
Amounts reclassified from accumulated other comprehensive income	-	165	165
Net current period other comprehensive income	(256)	165	(91)
Balance at December 31, 2013	$(434)	$(4,113)	$(4,547)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic benefit costs (refer to Note 5 of the Notes to Consolidated Financial Statements for additional details regarding employee benefit plans) was as follows:

Pension and Postretirement Plans	Three Months Ended December 31,
	2013	2012
Amortization of net loss	$45	$108
Provision for income taxes	120	-
Total net of tax	$165	$108

(8)Segment Information

During the first fiscal quarter of 2014, the Company changed the presentation of its reporting segments to separately disclose certain ‘corporate expenses’ that had previously been reported within the Radiation Measurement segment.  As a result, the current segment disclosures will reflect three reporting segments: Radiation Measurement, Medical Physics, Medical Products and one functional group: Corporate.  The following tables summarize financial information for each reportable segment:

	Three Months Ended December 31,
	2013	2012
Revenues by segment:
Radiation Measurement	$27,741	26,403
Medical Physics	7,739	7,589
Medical Products	2,225	2,689
Consolidated revenues	$37,705	36,681

	Three Months Ended December 31,
	2013	2012
Operating income (loss) by segment:
Radiation Measurement	$8,579	9,432
Medical Physics	433	792
Medical Products	(438)	670
Corporate	(3,549)	(4,167)
Consolidated operating income	$5,025	6,727

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our unaudited consolidated financial condition and results of operations should be read in conjunction with our annual audited consolidated financial statements and related notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For additional information regarding forward-looking statements and risk factors, see “Forward-Looking Statements” herein and Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

The preparation of financial statements in conformity with GAAP requires that management make assumptions and estimates that affect the results of operations and the amounts of assets and liabilities reported in the financial statements as well as related disclosures.  Critical accounting policies are those that are most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We base our estimates, judgments and assumptions on historical experience and other relevant factors that are believed to be reasonable under the circumstances. In any given reporting period, our actual results may differ from the estimates, judgments and assumptions used in preparing our consolidated financial statements.

Goodwill and Other Intangible Assets

There was no provision for impairment charges during the first three months of fiscal 2014 and fiscal 2013, respectively. The Company will continue to evaluate goodwill and other identified intangible assets for impairment. Goodwill and other identified intangible assets are material components of the Company’s financial statements and impairment charges to the Company’s goodwill or other identified intangible assets in future periods could be material to the Company’s results of operations.

While historical performance and current expectations have resulted in fair values of goodwill and other identified intangible assets in excess of carrying values, if our assumptions are not realized, it is possible that in the future an additional impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. The Company will continue to monitor the recoverability of its remaining goodwill.

For a detailed discussion of the Company’s critical accounting policies, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended September 30, 2013.

Results of Operations

Comparison of the first fiscal quarter ended December 31, 2013 and the first fiscal quarter ended December 31, 2012

Revenues for the first fiscal quarter of 2014 were $37.7 million, an increase of $1.0 million or 2.7%, compared with revenues of $36.7 million for the first fiscal quarter of 2013. The Radiation Measurement segment experienced an increase of $1.4 million, due primarily to a $1.1 million increase in revenue from international operations.  Medical Products segment revenues decreased by $0.5 million due primarily to the decline in the Spherz selling price and shipments.

Cost of sales for the first fiscal quarter of 2014 was $18.2 million, an increase of $1.6 million, or 9.6%, compared with cost of sales of $16.6 million for the first fiscal quarter of 2013. The cost of sales increase was due primarily to increased international expenses of $0.4 million as a result of increased sales, an increase in material costs of $0.5 million and an increase in service costs of $0.3 million.

Selling, general and administrative expenses for the first fiscal quarter of 2014 were $14.5 million, an increase of $1.1 million, or 8.2%, compared with operating expenses of $13.4 million for the first fiscal quarter of 2013. The selling, general and administrative expense increase was due primarily to $1.0 million of increased research and development expenses, primarily attributed to advancement of our next generation dosimetry platform, $0.4 million in increased amortization expense and $0.2 million in increased payroll largely due to new personnel offset by $0.5 million of reduced stock compensation expense from revised estimates consistent with the company’s fiscal 2014 guidance.

Operating income for the first fiscal quarter of 2014 was $5.0 million, a decrease of $1.7 million, or 25.4%, compared with operating income of $6.7 million for the first fiscal quarter of 2013. The decrease in operating income was due to increased research and development costs of $1.0 million, a $0.5 decrease in Spherz revenue, an increase in material costs of $0.5 million, an increase in amortization costs of $0.4 million due to revised intangible life and an increase in services and payroll costs of $0.5 million, offset by $0.7 million of increased international operating income and $0.5 million of reduced stock compensation expense from revised estimates.

Equity in income of joint ventures for the first fiscal quarter of 2014 was $0.6 million, a decrease of $0.9 million, or 60.0%, from the prior year first fiscal quarter amount of $1.5 million, due primarily to decreases of equipment shipments of the RadWatch product largely related with services and associated timing of military funding of defense department budgets.

The effective tax rate for the first fiscal quarter of 2014 and 2013 was 31.5% and 31.1%, respectively.    The increase in the effective tax rate was due primarily to a true-up of a prior year pension adjustment.

Net income attributable to Landauer for the first fiscal quarter of 2014 was $3.1 million, a decrease of $1.8 million or 36.7%, compared with net income of $4.9 million in the first fiscal quarter of 2013.  The decrease in net income was due to an increase in  research and development costs of $1.0 million, a decrease in equity earnings due to timing of $0.9 million,  a $0.5 million decrease in Spherz revenue, an increase in material costs of $0.5 million, an increase in  amortization costs of $0.4 million and an increase in services and payroll costs of $0.5 million, offset by $0.7 million in international operating income, a decrease of $0.8 million in income taxes and $0.5 million of reduced stock compensation expense from revised estimates.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the first fiscal quarter of 2014 were $9.2 million compared with $11.5 million for the first fiscal quarter of 2013. The decline was due primarily to lower income, lower provision for income taxes offset by slightly higher depreciation. A reconciliation of net income to EBITDA and Adjusted EBITDA is included herein under this Item 2.

Change in Segment Presentation

During the first fiscal quarter of 2014, the Company changed the presentation of its reporting segments to separately disclose certain ‘corporate expenses’ that had previously been reported within the Radiation Measurement segment.  As a result, the current segment disclosures will reflect three reporting segments: Radiation Measurement, Medical Physics, Medical Products and one functional group: Corporate.

Radiation Measurement Segment

Radiation Measurement revenues for the first fiscal quarter of 2014 were $27.7 million, an increase of $1.4 million or 5.3%, from the first fiscal quarter of 2013 of $26.4 million. The $1.4 million increase in the fiscal quarter was due primarily to increases in revenues from both equipment and measurement services at international subsidiaries.  Operating income for the first fiscal quarter of 2014 was $8.6 million, a decrease of $0.9 million, or 9.6%, compared to operating income of $9.4 million for the first fiscal quarter of 2013. The decrease in operating income was due to increased research and development expenses of $1.0 million, primarily attributed to advancement of our next generation dosimeter and increased materials expenses of $0.3 million, offset by increased international operating income of $0.7 million.

Medical Physics Segment

Medical Physics revenues for the first fiscal quarter of 2014 were $7.7 million, an increase of $0.1 million or 1.3%, as compared to $7.6 million for the first fiscal quarter of 2013. Medical Physics operating income for the first fiscal quarter of 2014 was $0.4 million, or 5.2% of revenues, as compared to $0.8 million, or 10.5% of revenues, in the first fiscal quarter of 2013.  The decrease in operating income was partially due to increased staffing in support of the continued advancement of its system-sell initiatives and previously unallocated expense prior to changes in segment presentation.

Medical Products Segment

Medical Products revenues for the first fiscal quarter of 2014 were $2.2 million, a decrease of $0.5 million or 18.5%, compared to $2.7 million for the first fiscal quarter of 2013.  Operating loss for the first fiscal quarter of 2014 was $0.4 million, a decrease of $1.1 million, as compared to operating income of $0.7 million for the first fiscal quarter of 2013. The decrease is due primarily to a decrease in revenue of $0.5 million, an increase in amortization of $0.4 million and increased material costs of $0.2 million.

Corporate Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses reflect costs associated with supporting the entire Company, including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology management, as well as other costs required to support the Company.  Corporate expenses for the first fiscal quarter of 2014 were $3.6 million, a decrease of $0.6 million as compared to $4.2 million in the first fiscal quarter of 2013.  The decrease was due primarily to $0.5 million of reduced stock compensation expense from revised estimates consistent with the company’s fiscal 2014 guidance.

Fiscal 2014 Outlook

Landauer’s business plan for fiscal 2014 currently anticipates aggregate revenues for the year to be in the range of $140.0 to $160.0 million, and reflects the uncertainty of government funding during fiscal 2014 related to the military equipment sales opportunities the Company has developed.  The Company also anticipates that the effective tax rate for the full fiscal year will be within a range of 28% to 32%.

Based upon the above assumptions, the Company anticipates reported net income for fiscal 2014 in the range of $16.0 to $18.0 million and Adjusted EBITDA for fiscal 2014 in the range of $46.0 to $49.0 million.

Liquidity and Capital Resources

Cash provided by operations was $10.0 million and $2.3 million in the first fiscal quarter of 2014 and 2013, respectively. The increase was due primarily to a $5.5 million increase in receivable collections as a result of system go-live normalization following the Company’s IT platform enhancement and other favorable working capital changes of $2.2 million.

 Cash used by investing activities for the first fiscal quarter of 2014 was $3.6 million compared to the prior year’s first fiscal quarter amount of $2.4 million. The primary difference was due to a small acquisition of a German distributor on behalf of the Medical Products segment for $1.8 million.

Financing activities for the first fiscal quarter of 2014 were comprised primarily of long-term borrowings on the credit agreement of $14.0 million compared to the previous year’s first fiscal quarter borrowings of $4.3 million, offset by $13.0 million of repayments in the first fiscal quarter of 2014 and no repayments in the previous year’s first fiscal quarter.  The Company had $31.0 million of unused availability under its current $175.0 million credit facility, which provides adequate liquidity to meet its current and anticipated obligations. During the first fiscal quarter of 2014 and 2013, the Company funded cash dividends of $5.3 million and $5.2 million, respectively, or $0.55 per share, for cash dividends declared in each fourth fiscal quarter of 2013 and 2012.

Non-GAAP Financial Measures

The tables below include financial measures of EBITDA, Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per Diluted Share. These are non-GAAP measures. Management believes that such measures supplement evaluations using operating income, net income, and diluted earnings per share and other GAAP measures, and are a useful indicator for investors. These indicators can help readers gain a meaningful understanding of the Company’s core operating results and future prospects without the effect of non-recurring and non-cash items and the Company’s ability to generate cash flows from operations that are available for taxes, capital expenditures, and debt repayment. Investors should recognize that these non-GAAP measures might not be comparable to similarly titled measures of other companies. These measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows or liquidity prepared in accordance with GAAP.

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

A reconciliation of these non-GAAP measures to the most directly comparable GAAP measures is provided below:

	Three Months Ended December 31,
	2013	2012
Adjusted EBITDA
Net income attributed to Landauer, Inc.	$3,051	$4,877
Add back:
Interest expense, net	789	932
Depreciation and amortization	3,894	3,450
Provision for income taxes	1,496	2,274
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$9,230	$11,533
Adjustments:
Non-cash stock based compensation	292	684
IT platform enhancements expenses	-	178
Acquisition and reorganization costs	111	-
Sub-total adjustments	403	862
Adjusted EBITDA	$9,633	$12,395

Adjusted Net Income
Net income attributed to Landauer, Inc.	$3,051	$4,877
Sub-total adjustments	403	862
Income-taxes on adjustments	(127)	(268)
Adjustments, net	276	594
Adjusted, Net Income	$3,327	$5,471
Adjusted Net Income per Diluted Share	$0.35	$0.58

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations since the end of fiscal year 2013 through December 31, 2013.

Forward-Looking Statements

Certain matters contained in this report, including the information contained under the heading “Fiscal 2014 Outlook,” constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties.  These include the following, without limitation: assumptions, risks and uncertainties associated with the Company’s future performance, the Company’s development and introduction of new technologies in general; the ability to protect and utilize the Company’s intellectual property; continued customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (“OSL”) technology to new platforms and formats; military and other government funding for the purchase of certain of the Company’s equipment and services; the impact on sales and pricing of certain customer group purchasing arrangements; changes in spending or reimbursement for medical products or services; the costs associated with the Company’s research and business development efforts; the usefulness of older technologies and related licenses and intellectual property; the effectiveness of and costs associated with the Company’s IT platform enhancements; the anticipated results of operations of the Company and its subsidiaries or ventures; valuation of the Company’s long-lived assets or business units relative to future cash flows; changes in pricing of services and products; changes in postal and delivery practices; the Company’s business plans; anticipated revenue and cost growth; the ability to integrate the operations of acquired businesses and to realize the expected benefits of acquisitions; the risks associated with conducting business internationally; costs incurred for potential acquisitions or similar transactions; other anticipated financial events; the effects of changing economic and competitive conditions, including instability in capital markets which could impact availability of short and long-term financing; the timing and extent of changes in interest rates; the level of borrowings; foreign exchange rates; government regulations; accreditation requirements; changes in the trading market that affect the costs of obligations under the Company’s benefit plans; and pending accounting pronouncements.  These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from what is anticipated today.  These risks and uncertainties also may result in changes to the Company’s business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses.  Additional information may be obtained by reviewing the information set forth in Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures about Market Risk” and information contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2013 and other reports filed by the Company, from time to time, with the SEC. The Company does not undertake, and expressly disclaims, any duty to update any forward-looking statement whether as a result of new information, future events or changes in the Company’s expectations, except as required by law.

Item 3.quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, including changes in foreign currency exchange rates.  These risks are set forth in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through December 31, 2013.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13(a)-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of December  31, 2013 were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.Legal Proceedings

The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business.  The Company does not believe that any such litigation pending as of December 31, 2013, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

Item 1A.Risk Factors

Information regarding risk factors are set forth in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through December 31, 2013.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its equity securities from the end of the preceding fiscal year through December 31, 2013 includes the deemed surrender of existing shares of Landauer common stock to the Company by stock-based compensation plan participants to satisfy the exercise price or tax liability of employee stock awards at the time of exercise or vesting.  These surrendered shares are not part of any publicly announced share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2013	105	$51.26	-	-
November 1 - November 30, 2013	1,426	47.80	-	-
December 1 - December 31, 2013	3,260	52.16	-	-
Quarter ended December 31, 2013	4,791	$50.84	-	-

Item 3.Defaults Upon Senior Securities

Not Applicable

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

Not Applicable

Item 6.Exhibits

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

* Filed herewith
** Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

8
11

LANDAUER, INC.

Date: February 10, 2014	/s/ Michael K. Burke
Michael K. Burke
Senior Vice President and Chief Financial Officer (Principal Financial Officer)