Form 10-Q
period 2014-03-31
LANDAUER INC
filed 2014-05-19
CIK 825410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 28, 2014, 9,551,929 shares of common stock, par value $0.10 per share, of the registrant were outstanding.

PART I  FINANCIAL INFORMATION

  Item 1.Financial Statements

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in Thousands)	March 31, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$10,991	$11,184
Receivables, net of allowances of $630 and $600 respectively	35,487	38,419
Inventories	7,509	9,539
Prepaid income taxes	2,411	3,132
Prepaid expenses and other current assets	5,145	4,019
Current assets	61,543	66,293
Property, plant and equipment, at cost	104,822	107,446
Accumulated depreciation and amortization	(55,275)	(55,514)
Net property, plant and equipment	49,547	51,932
Equity in joint ventures	23,356	23,942
Goodwill	86,384	84,436
Intangible assets, net of accumulated amortization of $15,826 and $13,604, respectively	36,198	37,161
Dosimetry devices, net of accumulated depreciation of $10,406 and $9,472, respectively	5,734	5,798
Other assets	7,621	7,271
Assets	$270,383	$276,833
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,830	$6,310
Dividends payable	5,352	5,419
Deferred contract revenue	13,120	13,181
Accrued compensation and related costs	7,176	8,207
Other accrued expenses	6,125	7,531
Current liabilities	38,603	40,648
Non-current liabilities:
Long-term debt	138,285	142,785
Pension and postretirement obligations	13,331	13,047
Deferred income taxes	10,823	9,817
Other non-current liabilities	1,750	915
Non-current liabilities	164,189	166,564
Stockholders' equity:
Preferred stock, $.10 par value per share, authorized 1,000,000 shares; none issued	-	-
Common stock, $.10 par value per share, authorized 20,000,000 shares; 9,626,074 and 9,575,926 issued and outstanding at March 31, 2014 and September 30, 2013 respectively	963	958
Additional paid in capital	39,755	39,465
Accumulated other comprehensive loss	(4,092)	(4,456)
Retained earnings	29,606	32,012
Landauer, Inc. stockholders' equity	66,232	67,979
Noncontrolling interest	1,359	1,642
Stockholders' equity	67,591	69,621
Liabilities and Stockholders' Equity	$270,383	$276,833

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands, Except per Share)	2014	2013	2014	2013
Service revenues	$32,983	$32,533	$64,877	$64,002
Product revenues	6,571	4,549	12,382	9,761
Net revenues	39,554	37,082	77,259	73,763
Cost and expenses:
Service costs	15,195	14,863	30,244	29,171
Product costs	3,150	2,187	6,308	4,442
Total cost of sales	18,345	17,050	36,552	33,613
Selling, general and administrative	13,735	12,578	28,097	25,969
Acquisition, reorganization and nonrecurring costs	109	300	220	300
Costs and expenses	32,189	29,928	64,869	59,882
Operating income	7,365	7,154	12,390	13,881
Equity in income of joint ventures	535	556	1,108	2,084
Interest expense, net	(975)	(1,081)	(1,867)	(2,114)
Other (loss) income, net	(8)	224	29	319
Income before taxes	6,917	6,853	11,660	14,170
Income taxes	1,954	1,620	3,450	3,894
Net income	4,963	5,233	8,210	10,276
Less: Net (loss) income attributed to noncontrolling interest	(34)	80	162	246
Net income attributed to Landauer, Inc.	$4,997	$5,153	$8,048	$10,030
Net income per share attributable to Landauer, Inc. shareholders:
Basic	$0.52	$0.54	$0.84	$1.06
Weighted average basic shares outstanding	9,460	9,417	9,441	9,391
Diluted	$0.52	$0.54	$0.84	$1.05
Weighted average diluted shares outstanding	9,501	9,462	9,485	9,438

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended March 31, 2014
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income (loss)	$4,997	$(34)	$4,963
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of tax	46	-	46
Foreign currency translation adjustment	409	19	428
Comprehensive income (loss)	$5,452	$(15)	$5,437

	Three Months Ended March 31, 2013
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$5,153	$80	$5,233
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of tax	28	-	28
Foreign currency translation adjustment	(1,564)	7	(1,557)
Comprehensive income	$3,617	$87	$3,704

	Six Months Ended March 31, 2014
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$8,048	$162	$8,210
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of tax	211	-	211
Foreign currency translation adjustment	153	(49)	104
Comprehensive income	$8,412	$113	$8,525

	Six Months Ended March 31, 2013
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$10,030	$246	$10,276
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of tax	136	-	136
Foreign currency translation adjustment	(2,188)	9	(2,179)
Comprehensive income	$7,978	$255	$8,233

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Landauer, Inc. Stockholders' Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Addi- tional Paid in Capital	Accumulated Other Compre-hensive (Loss) Income	Retained Earnings	Non- Controlling Interest	Total Stock- holders' Equity
Balance September 30, 2013	9,575,926	$958	$39,465	$(4,456)	$32,012	$1,642	$69,621
Stock-based compensation arrangements	50,148	5	290	-	-	-	295
Dividends	-	-	-	-	(10,454)	(396)	(10,850)
Net income	-	-	-	-	8,048	162	8,210
Foreign currency translation adjustment	-	-	-	153	-	(49)	104
Defined benefit pension and postretirement plans activity, net of tax	-	-	-	211	-	-	211
Balance March 31, 2014	9,626,074	$963	$39,755	$(4,092)	$29,606	$1,359	$67,591

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
(Dollars in Thousands)	2014	2013
Cash flows from operating activities:
Net income	$8,210	$10,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,662	6,976
Equity in income of joint ventures	(1,108)	(2,084)
Dividends from joint ventures	1,340	1,891
Stock-based compensation and related net tax benefits	453	1,504
Current and long-term deferred taxes, net	791	284
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	3,119	(1,244)
Decrease (increase) in prepaid taxes	721	(2,755)
Decrease (increase) in other operating assets, net	571	(2,839)
Decrease in accounts payable and other accrued liabilities	(2,025)	(2,959)
Increase (decrease) in other operating liabilities, net	430	(26)
Net cash provided by operating activities	20,164	9,024
Cash flows used by investing activities:
Acquisition of property, plant and equipment	(2,415)	(5,962)
Acquisition of joint ventures and businesses, net of cash acquired	(1,800)	-
Other investing activities, net	(840)	(678)
Net cash used by investing activities	(5,055)	(6,640)
Cash flows (used) provided by financing activities:
Net borrowings on revolving credit facility	(43)	-
Long-term borrowings - loan	20,000	10,300
Long-term borrowings - repayment	(24,500)	(8,587)
Dividends paid to stockholders	(10,520)	(10,429)
Other financing activities, net	(347)	(260)
Net cash used by financing activities	(15,410)	(8,976)
Effects of foreign currency translation	108	13
Net decrease in cash and cash equivalents	(193)	(6,579)
Opening balance - cash and cash equivalents	11,184	17,633
Ending balance - cash and cash equivalents	$10,991	$11,054
Accrued capital spending included in accounts payable and other accrued liabilities	$258	$1,789

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

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

The accounting policies followed by the Company are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  There have been no changes to the accounting policies for the six month period ended March 31, 2014.

The results of operations for the three and six month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year. The September 30, 2013 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of  management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair statement of such financial statements.  Certain reclassifications have been made in the financial statements for comparative purposes.  These reclassifications have no effect on the results of operations or financial position of the Company.

Revision of Prior Period Financial Statements

In connection with the preparation of the consolidated financial statements for the second quarter of fiscal 2014, the Company identified an error in the treatment of accrued additions for property, plant and equipment in the Consolidated Statements of Cash Flows. This error affected the year-to-date Consolidated Statements of Cash Flows presented in each of the quarters of fiscal 2013 and the first quarter of fiscal 2014, as well as the consolidated financial statements for the fiscal years ended September 30, 2013, 2012 and 2011.  This error resulted in an understatement of net cash provided by operating activities and net cash used in investing activities in each of the quarters of fiscal 2013 and the first quarter of fiscal 2014, as well as the year-end consolidated financial statements for the fiscal years ended September 30, 2013 and 2011.  This error resulted in an overstatement of net cash provided by operating activities and net cash used in investing activities for the fiscal year ended September 30, 2012.  In addition, the Company identified an error in its Consolidated Statement of Cash Flows which affected the quarters in 2013.  This error related to the classification of debt financing fees and it resulted in an understatement of net cash provided by operating activities and net cash used by financing activities.  In accordance with accounting guidance presented in ASC 250-10 and SEC Staff Accounting Bulletin No. 99, Materiality, the Company assessed the materiality of these errors and concluded that they were not material to any of the Company’s previously issued financial statements. The Company will revise its previously issued financial statements to correct for these errors. These revisions did not impact the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets for any of these periods.

The following tables present the effect of this correction on the Company’s Consolidated Statements of Cash Flows for all periods affected:

	Three Months Ended December 31, 2013			Year Ended September 30, 2013
(Dollars in Thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
(Decrease) increase in accounts payable and other accrued liabilities	$(3,502)	$174	$(3,328)	$(3,389)	$2,793	$(596)
Net cash provided by operating activities	9,954	174	10,128	22,957	2,793	25,750
Cash flows used by investing activities:
Acquisition of property, plant and equipment	(1,071)	(174)	(1,245)	(6,352)	(2,793)	(9,145)
Net cash used by investing activities	(3,590)	(174)	(3,764)	(8,503)	(2,793)	(11,296)

	Nine Months Ended June 30, 2013			Six Months Ended March 31, 2013
(Dollars in Thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
(Increase) decrease in other operating assets, net	$(3,679)	$200	$(3,479)	$(3,039)	$200	$(2,839)
(Decrease) increase in accounts payable and other accrued liabilities	(4,006)	2,849	(1,157)	(4,310)	1,351	(2,959)
Net cash provided by operating activities	16,533	3,049	19,582	7,473	1,551	9,024
Cash flows used by investing activities:
Acquisition of property, plant and equipment	(5,286)	(2,849)	(8,135)	(4,611)	(1,351)	(5,962)
Net cash used by investing activities	(7,259)	(2,849)	(10,108)	(5,289)	(1,351)	(6,640)
Cash flows used by financing activities:
Long-term borrowings - loan	19,600	(200)	19,400	10,500	(200)	10,300
Net cash used by financing activities	(17,705)	(200)	(17,905)	(8,776)	(200)	(8,976)

	Three Months Ended December 31, 2012			Year Ended September 30, 2012
(Dollars in Thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
(Decrease) increase in accounts payable and other accrued liabilities	$(5,775)	$1,812	$(3,963)	$3,982	$(677)	$3,305
Net cash provided by operating activities	2,340	1,812	4,152	37,517	(677)	36,840
Cash flows used by investing activities:
Acquisition of property, plant and equipment	(1,902)	(1,812)	(3,714)	(15,196)	677	(14,519)
Net cash used by investing activities	(2,355)	(1,812)	(4,167)	(126,133)	677	(125,456)

	Year Ended September 30, 2011
(Dollars in Thousands)	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
(Decrease) increase in accounts payable and other accrued liabilities	$(323)	$492	$169
Net cash provided by operating activities	31,237	492	31,729
Cash flows used by investing activities:
Acquisition of property, plant and equipment	(12,923)	(492)	(13,415)
Net cash used by investing activities	(17,349)	(492)	(17,841)

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

As of March 31, 2014 and September 30, 2013, the Company’s financial assets measured and recorded at fair value on a recurring basis were comprised of investments in trading securities, which are reported in other long-term assets.  The investments are held in a Rabbi trust for benefits under the Company’s deferred compensation plan.  Under the plan, participants designate investment options to serve as the basis for measurement of the notional value of their accounts.  The investments include a money market fund and mutual funds that are publicly traded.  The fair values of the shares or underlying securities of these funds are based on quoted market prices and, therefore, are categorized as Level 1 in the fair value hierarchy.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash equivalents	$114	$-	$-
Mutual funds	3,445	-	-
Total financial assets at fair value	$3,559	$-	$-

	Fair Value Measurements at September 30, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash equivalents	$55	$-	$-
Mutual funds	2,922	-	-
Total financial assets at fair value	$2,977	$-	$-

As of March 31, 2014, the carrying amount of the Company’s long-term debt, which is categorized as Level 2 in the fair value hierarchy, approximated fair value as the stated interest rates were variable in relation to prevailing market rates.

(4)Income per Common Share

Basic net income per share was computed by dividing net income available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per share was computed by dividing net income available to common stockholders for the period by the weighted average number of shares of common stock that would have been outstanding assuming dilution from stock-based compensation awards during the period.    On December 3, 2013 and February 21, 2014, the Company declared a regular quarterly cash dividend in the amount of $0.55 per share for the first and second quarter of fiscal 2014, respectively.

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands, Except per Share)	2014	2013	2014	2013
Basic Net Income per Share:
Net income attributed to Landauer, Inc.	$4,997	$5,153	$8,048	$10,030
Less: Income allocated to unvested restricted stock	46	43	91	75
Net income available to common stockholders	$4,951	$5,110	$7,957	$9,955
Basic weighted average shares outstanding	9,460	9,417	9,441	9,391
Net income per share - Basic	$0.52	$0.54	$0.84	$1.06

Diluted Net Income per Share:
Net income attributed to Landauer, Inc.	$4,997	$5,153	$8,048	$10,030
Less: Income allocated to unvested restricted stock	46	43	91	75
Net income available to common stockholder	$4,951	$5,110	$7,957	$9,955
Basic weighted average shares outstanding	9,460	9,417	9,441	9,391
Effect of dilutive securities	41	45	44	47
Diluted weighted averages shares outstanding	9,501	9,462	9,485	9,438
Net income per share - Diluted	$0.52	$0.54	$0.84	$1.05

(5)Employee Benefit Plans

The components of net periodic benefit cost for pension and other benefits were as follows:

Pension Benefits	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Interest cost	$375	$340	$750	$680
Expected return on plan assets	(377)	(365)	(754)	(730)
Amortization of net loss	49	108	97	216
Net periodic benefit cost	$47	$83	$93	$166

Other Benefits	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Service cost	$16	$17	$31	$34
Interest cost	12	11	25	23
Amortization of net gain	(3)	-	(6)	-
Net periodic benefit cost	$25	$28	$50	$57

The Company, under the IRS minimum funding standards, has no required contributions to make to its defined benefit pension plan during fiscal 2014.

The Company maintains 401(k) Retirement Savings Plans for certain employees, which may provide for employer matching contributions, and a supplemental defined contribution plan for certain executives, which provides for employer contributions at the discretion of the Company.  Amounts expensed for Company contributions under these plans during the three months ended March 31, 2014 and 2013 were $401 and $430, respectively.  Amounts expensed during the six months ended March 31, 2014 and 2013 were $859 and $801, respectively.

(6)Goodwill and Other Intangibles

	Radiation Measurement	Medical Physics	Medical Products	Total
Balance as of September 30, 2013	$20,456	$22,611	$41,369	$84,436
Increase related to acquisitions	-	-	1,781	1,781
Effects of foreign currency	158	-	9	167
Goodwill, net as of March 31, 2014	$20,614	$22,611	$43,159	$86,384

On December 23rd, 2013, the Company acquired a small German distributor on behalf of the Medical Products segment.  The preliminary purchase price allocation indicates an increase in customer lists of $768, an increase in goodwill of $1,781 and an earn-out liability of $885.

Intangible assets were as follows for the periods ended:

	March 31, 2014		September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists	$44,925	$13,562	$43,954	$11,639
Trademarks and tradenames	2,174	502	2,154	400
Licenses and patents	4,348	1,205	4,080	1,008
Other intangibles	577	557	577	557
Intangible assets	$52,024	$15,826	$50,765	$13,604

Identifiable intangible assets with finite lives are amortized over their estimated useful lives.  Intangible assets amortization expenses were $1,037 and $2,222 for the three and six months ended March 31, 2014 and $839 and $1,698 for the three and six months ended March 31, 2013.

(7)Accumulated Other Comprehensive (Loss) Income

Accumulated elements of other comprehensive (loss) income (“AOCI”), net of tax, are included in the stockholders’ equity section of the condensed consolidated balance sheets.  Changes in each component of AOCI are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Plans, net of tax	Total
Balance at September 30, 2013	$(178)	$(4,278)	$(4,456)
Other comprehensive income before reclassifications	153	-	153
Amounts reclassified from accumulated other comprehensive income	-	211	211
Net current period other comprehensive income	153	211	364
Balance at March 31, 2014	$(25)	$(4,067)	$(4,092)

Reclassifications out of accumulated other comprehensive (loss) income included in the computation of net periodic benefit costs (refer to Note 5 of the Notes to Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows:

Pension and Postretirement Plans	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Amortization of net loss	$46	$108	$91	$216
Provision for income taxes	-	-	120	-
Total net of tax	$46	$108	$211	$216

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Revenues by segment:
Radiation Measurement	$29,184	$27,249	$56,925	$53,652
Medical Physics	8,029	7,598	15,768	15,187
Medical Products	2,341	2,235	4,566	4,924
Consolidated revenues	$39,554	$37,082	$77,259	$73,763

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Operating income (loss) by segment:
Radiation Measurement	$10,301	$10,141	$18,880	$19,573
Medical Physics	600	732	1,033	1,524
Medical Products	(174)	304	(612)	974
Corporate	(3,362)	(4,023)	(6,911)	(8,190)
Consolidated operating income	$7,365	$7,154	$12,390	$13,881

(9)Related Party Transactions

The Company has a minority interest in Yamasato, Fujiwara, Higa & Associates, Inc. doing business as Aquila.  The Company provides dosimetry parts to Aquila for their military contract.  The sales to Aquila during the three months ended March 31, 2014 and 2013 were $681 and $1,191, respectively.  Sales during the six months ended March 31, 2014 and 2013 were $681 and $2,758, respectively.  The purchases from Aquila during the three months ended March 31, 2014 and 2013 were $253 and $0, respectively.  Purchases during the six months ended March 31, 2014 and 2013 were $253 and $27, respectively.

The Company has a 50% equity interest in Nagase-Landauer, Ltd. (“Nagase”), a radiation measurement company in Japan.  The sales to Nagase during the three months ended March 31, 2014 and 2013 were $284 and $67, respectively.  Sales during the six months ended March 31, 2014 and 2013 were $621 and $236, respectively.  The purchases from Nagase during the three months ended March 31, 2014 and 2013 were $319 and $881, respectively.  Purchases during the six months ended March 31, 2014 and 2013 were $801 and $1,738, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s unaudited consolidated financial condition and results of operations should be read in conjunction with the annual audited consolidated financial statements and related notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For additional information regarding forward-looking statements and risk factors, see “Forward-Looking Statements” herein and Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

The preparation of financial statements in conformity with GAAP requires that management make assumptions and estimates that affect the results of operations and the amounts of assets and liabilities reported in the financial statements as well as related disclosures.  Critical accounting policies are those that are most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company bases their estimates, judgments and assumptions on historical experience and other relevant factors that are believed to be reasonable under the circumstances. In any given reporting period, the Company’s actual results may differ from the estimates, judgments and assumptions used in preparing the consolidated financial statements.

Goodwill and Other Intangible Assets

As of March 31, 2014, the Medical Products reporting unit had a goodwill balance of $43.2 million. The annual impairment testing of goodwill, as required by GAAP, was performed in the fourth quarter of fiscal year 2013, based on fair values and net carrying values. The estimated fair value of the Company's Medical Products business exceeded its carrying value by less than 10%  as of September 30, 2013.  While historical performance and current expectations have resulted in fair values of goodwill and other identified intangible assets in excess of carrying values, if the Company’s assumptions are not realized, it is possible that in the future an additional impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material.  The Company will continue to monitor the recoverability of its remaining goodwill.

For a detailed discussion of the Company’s critical accounting policies, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Annual Report on Form 10-K for the year ended September 30, 2013.

Results of Operations

Comparison of the second fiscal quarter ended March 31, 2014 and the second fiscal quarter ended March 31, 2013

Revenues for the second fiscal quarter of 2014 were $39.5 million, an increase of $2.4 million, or 6.5%, compared with revenues of $37.1 million for the second fiscal quarter of 2013. The Radiation Measurement segment experienced an increase of $1.9 million, due primarily to a $2.2 million increase in revenue from international operations offset by a decrease in domestic revenues of $0.3 million.  Medical Physics segment revenues increased by $0.4 million due primarily to increased imaging services.

Cost of sales for the second fiscal quarter of 2014 was $18.3 million, an increase of $1.3 million, or 7.6%, compared with cost of sales of $17.0 million for the second fiscal quarter of 2013. The cost of sales increase was due primarily to increased international expenses of $0.9 million as a result of increased international sales and an increase in service costs of $0.6 million on higher startup costs in new regions for Medical Physics, offset by decreased labor costs of $0.4 million due primarily to lower benefit costs.

Selling, general and administrative expenses for the second fiscal quarter of 2014 were $13.7 million, an increase of $1.1 million, or 8.7%, compared with operating expenses of $12.6 million for the second fiscal quarter of 2013. The selling, general and administrative expense increase was due primarily to increased research and development expenses of $0.5 million, primarily attributed to advancement of the Company’s next generation dosimetry platform, an increase in amortization costs of $0.3 million,  an increase in payroll of $0.3 million, largely due to new personnel, an increase in international costs of $0.2 million and an increase in professional fees of $0.2 million, offset by a decrease in outside services of $0.4 million related to customer service support.

Operating income for the second fiscal quarter of 2014 was $7.4 million, an increase of $0.2 million, or 2.8%, compared with operating income of $7.2 million for the second fiscal quarter of 2013. The increase was related to increased revenue of $2.4 million and $0.4 million of reduced outside customer service support, offset by an increase in costs of sales of $1.3 million and increased research and development costs of $0.5 million, an increase in amortization costs, of $0.3 million, due to an adjustment to useful lives and an increase in service costs of $0.6 million, payroll costs of $0.2 million, an increase in international costs of $0.2 million and an increase in professional fees of $0.2 million.

Equity in income of joint ventures for the second fiscal quarter of 2014 was $0.5 million, a decrease of $0.1 million, or 16.7%, from the prior year second fiscal quarter amount of $0.6 million, due primarily to the negative foreign exchange impact on equity earnings from Nagase-Landauer in Japan.

The effective tax rate for the second fiscal quarter of 2014 and 2013 was 28.2% and 23.6%, respectively.    The increase in the effective tax rate was due primarily to the research and development credit not being retroactively reenacted as it was in fiscal 2013.

Net income attributable to Landauer for the second fiscal quarter of 2014 was $5.0 million, a decrease of $0.2 million, or 3.8%, compared with net income of $5.2 million in the second fiscal quarter of 2013.  The decrease was primarily related to increased research and development costs of $0.5 million, an increase in amortization costs, of $0.3 million, due to an adjustment to useful lives and an increase in services of $0.6 million, payroll costs of $0.3 million, an increase in international costs of $0.2 million and an increase in professional fees of $0.2 million, other income decrease of $0.2 million and increased taxes of $0.3 million, offset by a net gross margin benefit on increased sales of $1.1 million and $0.4 million of reduced outside customer services support.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the second fiscal quarter of 2014 were $11.6 million compared with $11.3 million for the second fiscal quarter of 2013. The increase was due primarily to increased revenue and gross profit outpacing higher selling, general and administrative expense. A reconciliation of net income to EBITDA and Adjusted EBITDA is included herein under this Item 2.

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

Radiation Measurement Segment

Radiation Measurement revenues for the second fiscal quarter of 2014 were $29.2 million, an increase of $1.9 million, or 7.0%, from the second fiscal quarter of 2013 of $27.3 million. The $1.9 million increase in the fiscal quarter was due primarily to increases in revenues from equipment and non-recurring service revenue to Health Canada and equipment sales in the EMEA region, and increases in measurement services at international subsidiaries of $2.2 million, offset by domestic business decrease of $0.3 million due largely to lower military Radwatch revenues.  Operating income for the second fiscal quarter of 2014 was $10.3 million, an increase of $0.2 million, or 2.0%, compared to operating income of $10.1 million for the second fiscal quarter of 2013. The increase in operating income was due to increased revenue of $1.9 million, offset by increased costs of sales of $0.6 million, increased research and development expenses of $0.4 million, primarily attributed to advancement of the Company’s next generation dosimeter and increased employee costs due primarily to new personnel of $0.5 million and increased international costs of $0.2 million.

Medical Physics Segment

Medical Physics revenues for the second fiscal quarter of 2014 were $8.0 million, an increase of $0.4 million, or 5.3%, as compared to $7.6 million for the second fiscal quarter of 2013. The increase in revenue is primarily attributable to increased imaging services.  Medical Physics operating income for the second fiscal quarter of 2014 was $0.6 million, or 7.5% of revenues, as compared to $0.7 million, or 9.2% of revenues, in the second fiscal quarter of 2013.  The decrease in operating income was partially due to increased staffing in support of the continued advancement of the segment’s system-sell initiatives.

Medical Products Segment

Medical Products revenues for the second fiscal quarter of 2014 were $2.3 million, an increase of $0.1 million, or 4.5%, compared to $2.2 million for the second fiscal quarter of 2013.  Operating loss for the second fiscal quarter of 2014 was $0.2 million, a decrease of $0.5 million, as compared to operating income of $0.3 million for the second fiscal quarter of 2013. The decrease is due primarily to an increase in costs related to a mix in revenue of $0.3 million and increased amortization of $0.3 million.

Corporate Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses reflect costs associated with supporting the entire Company, including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology management, as well as other costs required to support the Company.  Corporate expenses for the second fiscal quarter of 2014 were $3.4 million, a decrease of $0.6 million as compared to $4.0 million in the second fiscal quarter of 2013.  The decrease was due primarily to reduced employee incentives of $0.2 million and the allocation of staffing to support segment initiatives.

Comparison of the six months ended March 31, 2014 and the six months ended March 31, 2013

Revenues for the first six months of fiscal 2014 were $77.3 million, an increase of $3.5 million, or 4.7%, compared with revenues of $73.8 million for the first six months of fiscal 2013. The Radiation Measurement segment experienced an increase of $3.2 million, due primarily to an increase in revenue from international operations.  Medical Physics segment revenues increased by $0.6 million due primarily to increased imaging services, offset by decreased Medical Products revenue of $0.3 million as a result of decreased Spherz pricing and shipments.

Cost of sales for the first six months of fiscal 2014 was $36.6 million, an increase of $3.0 million, or 8.9%, compared with cost of sales of $33.6 million for the first six months of fiscal 2013. The cost of sales increase was due primarily to increased international expenses of $1.3 million as a result of increased international sales, an increase in service costs of $1.0 million on higher startup costs in new regions for Medical Physics and $0.7 million of IT platform expenses, offset by decreased labor costs of $0.7 million due primarily to lower benefit costs.

Selling, general and administrative expenses for the first six months of fiscal 2014 were $28.1 million, an increase of $2.1 million, or 8.1%, compared with operating expenses of $26.0 million for the first six months of fiscal 2013. The selling, general and administrative expense increase was due primarily to increased research and development expenses of $1.6 million, primarily attributed to advancement of the Company’s next generation dosimetry platform, an increase in amortization costs of $0.7 million, an increase in professional fees of $0.5 million and increased international costs of $0.2 million, offset by $1.1 million of reduced outside services related to prior year customer service support.

Operating income for the first six months of fiscal 2014 was $12.4 million, a decrease of $1.5 million, or 10.8%, compared with operating income of $13.9 million for the first six months of fiscal 2013. The decrease was due primarily to increased research and development expenses of $1.6 million, primarily attributed to advancement of the Company’s next generation dosimetry platform, an increase in amortization costs of $0.7 million,  an increase in professional fees of and an increase in international costs of $0.2 million, offset by $1.1 million of reduced outside services related to prior year customer service support and increased gross margins of $0.5 million on increased revenues, reduced by increased cost of goods and services.

Equity in income of joint ventures for the first six months of fiscal 2014 was $1.1 million, a decrease of $1.0 million from the prior fiscal year’s first six months amount of $2.1 million, due primarily to decreases in sales of a joint venture partner unrelated to the Company’s Radwatch radiation measurement products.

The effective tax rate for the first six months of fiscal 2014 and 2013 was 29.6% and 27.5%, respectively.  The increase in the effective tax rate was due primarily to the research and development credit not being retroactively reenacted as it was in fiscal 2013.

Net income attributable to Landauer for the first six months of fiscal 2014 was $8.0 million, a decrease of $2.0 million, or 20.0%, compared with net income of $10.0 million in the first six months of fiscal 2013.  The decrease was due to increased research and development costs of $1.6 million, an increase in amortization costs, of $0.7 million, due to an adjustment to useful lives,  equity income decrease of $1.0 million, offset by reduced outside customer service support of  $1.1 million and decreased taxes on lower income of $0.5 million.

EBITDA for the first six months of fiscal 2014 were $20.8 million compared with $22.8 million for the first six months of fiscal 2013. The decrease was due primarily to increased research and development expenses. A reconciliation of net income to EBITDA and Adjusted EBITDA is included herein under this Item 2.

Radiation Measurement Segment

Radiation Measurement revenues for the first six months of fiscal 2014 were $56.9 million, an increase of $3.2 million, or 6.0%, from the first six months of fiscal 2013 of $53.7 million. The $2.7 million increase in the first six months of fiscal 2014 was due primarily to increases in revenues from both equipment and measurement services at international subsidiaries of $3.3 million.  Operating income for the first six months of fiscal 2014 was $18.9 million, a decrease of $0.7 million, or 3.6%, compared to operating income of $19.6 million for the first six months of fiscal 2013. The decrease in operating income was due to increased costs of sales of $1.5 million, increased research and development expenses of $1.5 million primarily attributed to advancement of the Company’s next generation dosimeter and increased employee costs, due primarily to new personnel, of $0.9 million, increase in professional fees of $0.3 million, increased amortization costs of $0.2 million and increased international costs of $0.2 million, offset by $3.2 million of higher revenue and $1.0 million of reduced outside services related to prior year customer service support.

Medical Physics Segment

Medical Physics revenues for the first six months of fiscal 2014 were $15.8 million, an increase of $0.6 million, or 3.9%, as compared to $15.2 million for the first six months of fiscal 2013. The increase in revenue is primarily attributable to increased imaging services.  Medical Physics operating income for the first six months of fiscal 2014 was $1.0 million, or 6.3% of revenues, as compared to $1.5 million, or 9.9% of revenues, in the first six months of fiscal 2013.  The decrease in operating income was partially due to increased staffing in support of the continued advancement of the segment’s system-sell initiatives.

Medical Products Segment

Medical Products revenues for the first six months of fiscal 2014 were $4.6 million, a decrease of $0.3 million, or 6.1%, compared to $4.9 million for the first six months of fiscal 2013.  The decrease in revenues of $0.3 million is due primarily to the decline in the Spherz selling price and shipments.  Operating loss for the first six months of fiscal 2014 was $0.6 million, a decrease of $1.6 million, as compared to operating income of $1.0 million for the first six months of fiscal 2013. The decrease is due primarily to a decrease in revenue of $0.3 million, an increase in costs related to a mix in revenue of $0.5 million and increased amortization costs of $0.7 million.

Corporate Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses reflect costs associated with supporting the entire Company, including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology management, as well as other costs required to support the Company.  Corporate expenses for the first six months of fiscal 2014 were $6.9 million, a decrease of $1.3 million as compared to $8.2 million in the first six months of fiscal 2013.  The decrease was due primarily to reduced employee incentives of $0.9 million and the allocation of staffing to support segment initiatives.

Fiscal 2014 Revised Outlook

Landauer’s business plan for fiscal 2014 currently anticipates aggregate revenues for the year to be in the range of $140.0 to $160.0 million, and reflects the uncertainty of government funding during fiscal 2014 related to the military equipment sales opportunities the Company has developed.  The Company also anticipates that the effective tax rate for the full fiscal year will now be within a range of 29% to 31%.

Based upon the above assumptions, the Company anticipates reported net income for fiscal 2014 in the range of $16.0 to $18.0 million, and revised Adjusted EBITDA for fiscal 2014 in the range of $44.0 to $47.0 million.

Liquidity and Capital Resources

Cash provided by operations was $20.2 million and $9.0 million for the first six months of fiscal 2014 and 2013, respectively. The increase was due primarily to a $4.4 million increase in receivable collections as a result of system go-live normalization following the Company’s IT platform enhancement and other favorable working capital changes of $4.7 million.

Cash used by investing activities for the first six months of fiscal 2014 was $5.1 million compared to the prior fiscal year’s first six months amount of $6.6 million. The primary difference was due to a reduction in capital spending, partially offset by a small acquisition of a German distributor on behalf of the Medical Products segment for $1.8 million.

Financing activities for the first six months of fiscal 2014 were comprised primarily of long-term borrowings under the credit agreement of $20.0 million compared to the previous fiscal year’s first six months borrowings of $10.3 million, offset by $24.5 million of repayments in the first six months of fiscal 2014 and $8.6 million of repayments in the previous fiscal year’s first six months.  As of March 31, 2014, the Company had $36.7 million of unused availability under its current $175.0 million credit facility, which provides adequate liquidity to meet its current and anticipated obligations. During the first six months of fiscal 2014 and 2013, the Company funded cash dividends of $10.5 million and $10.4 million, respectively, or $0.55 per share, for cash dividends declared in the fourth fiscal quarter of 2013 and 2012 and the first fiscal quarter of 2014 and 2013.

The Company expects to meet short-term liquidity requirements (including capital expenditures) through net cash from operating activities, cash on hand and, if necessary, the debt facility. As of March 31, 2014, long-term liquidity requirements consist primarily of obligations under the long-term debt obligations.  The Company does not have any required debt repayments until August 2, 2018 when the debt facility expires.

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

A reconciliation of these non-GAAP measures to the most directly comparable GAAP measures is provided below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Adjusted EBITDA
Net income attributed to Landauer, Inc.	$4,997	$5,153	$8,048	$10,030
Add back:
Interest expense, net	873	976	1,662	1,908
Depreciation and amortization	3,768	3,526	7,662	6,976
Provision for income taxes	1,954	1,620	3,450	3,894
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$11,592	$11,275	$20,822	$22,808
Adjustments:
Non-cash stock based compensation	171	382	463	1,066
IT platform enhancements expenses	-	27	-	205
Acquisition, reorganization and nonrecurring costs	109	300	220	300
Sub-total adjustments	280	709	683	1,571
Adjusted EBITDA	$11,872	$11,984	$21,505	$24,379

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Adjusted Net Income
Net income attributed to Landauer, Inc.	$4,997	$5,153	$8,048	$10,030
Sub-total adjustments	280	709	683	1,571
Income-taxes on adjustments	(75)	(167)	(202)	(432)
Adjustments, net	205	542	481	1,139
Adjusted, Net Income	$5,202	$5,695	$8,529	$11,169
Adjusted Net Income per Diluted Share	$0.55	$0.60	$0.90	$1.18

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations since the end of fiscal year 2013 through March 31, 2014.

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

Item 3.quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, including changes in foreign currency exchange rates.  These risks are set forth in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through March 31, 2014.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended.

Based upon that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as a result of the material weakness that existed in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design effective controls over the preparation and review of our Consolidated Statement of Cash Flows.  Specifically, controls were not designed to ensure transactions were properly classified within the Consolidated Statement of Cash Flows, including nonrecurring transactions and adjustments pertaining to purchases of property, plant and equipment.  This control deficiency resulted in an auditor adjustment for the six months ended March 31, 2014 and the revision of our consolidated financial statements for the fiscal years ended September 30, 2011, 2012, and 2013, the interim periods within fiscal 2013, and the three months ended December 31, 2013.  Additionally, this control deficiency could result in misstatements of our Consolidated Statements of Cash Flows that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected on a timely basis.  Accordingly, our management has determined that this control deficiency constitutes a material weakness.

In light of the material weakness as of March 31, 2014 described above, we re-evaluated our conclusion regarding the effectiveness of our internal control over financial reporting as of September 30, 2013.  As a result of an audit adjustment identified in the Consolidated Statement of Cash Flows as of September 30, 2013 and the revision to the Consolidated Statement of Cash Flows for the year ended September 30, 2012 as disclosed in our 2013 Form 10-K filed on December 16, 2013, we had previously identified a deficiency in the controls over the preparation and review of the Consolidated Statement of Cash Flows that was not considered to be a material weakness at the time.  Given the additional errors identified in the Consolidated Statement of Cash Flows for the year ended September 30, 2013, as well as auditor adjustments in our Consolidated Statement of Cash flows for the six months ended March 31, 2014, we now consider the control deficiency identified as of September 30, 2013 to be a material weakness.  As of September 30, 2013, we did not design effective controls over the preparation and review of our Consolidated Statement of Cash Flows as described above.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly state in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Plan for Remediation of the Material Weakness

In response to the material weakness described above, our management, with the oversight from our Audit Committee of the Board of Directors, has taken steps and plans to take additional measures to remediate the underlying causes of the material weakness, primarily by enhancing processes to increase the effectiveness of review over nonrecurring transactions and adjustments pertaining to purchases of property, plant, and equipment.  While we believe we will remediate the material weakness prior to filing our Annual Report on Form 10-K for the fiscal year ending September 30, 2014, we can provide no assurance at this time that management will be able to report that our internal control over financial reporting is effective as of September 30, 2014.  Until the remediation steps set forth below are fully implemented, the material weakness described above will continue to exist.

In response to the material weakness identified related to the preparation and review of the Consolidated Statements of Cash Flows in the six month period ended March 31, 2014, we have taken the following actions to improve the design of our internal control in order to remediate this weakness:

•	Enhance our checklist to identify the most common elements of investing and financing activities, including nonrecurring transactions and adjustments; and
•

Enhance our process to accurately estimate adjustments pertaining to purchases of property, plant and equipment.  We will also improve the precision of our review of adjustments made to the Consolidated Statement of Cash Flows as well as the templates and supporting schedules that support the Statement of Cash Flows.

In addition, for future reporting periods, we intend to do the following in order to remediate the material weakness:

•

Enhance our templates and supporting schedules that facilitate the preparation of the Consolidated Statement of Cash Flows.  We will also implement additional procedures for the review of these supporting schedules.

We believe these additional internal controls will be effective in remediating the material weakness related to the preparation and review of the Consolidated Statements of Cash Flows described above.  As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weakness or determine to modify the remediation plan described above.

Changes in Internal Control Over Financial Reporting

As described above, there have been changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .  At the time that our Annual Report on Form 10-K for the year ended September 30, 2013 was filed on December 16, 2013, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2013. Subsequent to that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2013 and subsequent periods through March 31, 2014 because of the material weakness in our internal control over financial reporting described above.  Subsequent to the filing of this Quarterly Report, we will file an amended Form 10-K for the fiscal year ended September 30, 2013 to revise our disclosures in Item 9A for this material weakness.

PART II  OTHER INFORMATION

Item 1.Legal Proceedings

The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business.  The Company does not believe that any such litigation pending as of March 31, 2014, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

Item 1A.Risk Factors

Information regarding risk factors are set forth in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through March 31, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its equity securities from the end of the preceding fiscal year through March 31, 2014 includes the deemed surrender of existing shares of Landauer common stock to the Company by stock-based compensation plan participants to satisfy the exercise price or tax liability of employee stock awards at the time of exercise or vesting.  These surrendered shares are not part of any publicly announced share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2013	105	$51.26	-	-
November 1 - November 30, 2013	1,426	47.80	-	-
December 1 - December 31, 2013	3,260	52.16	-	-
Quarter ended December 31, 2013	4,791	$50.84	-	-
January 1 - January 31, 2014	541	$52.56	-	-
February 1 - February 28, 2014	0	0.00	-	-
March 1 - March 31, 2014	0	0.00	-	-
Quarter ended March 31, 2014	541	$52.56	-	-

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

* Filed herewith
** Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

8
11

LANDAUER, INC.

Date: May 19, 2014	/s/ Michael K. Burke
Michael K. Burke
Senior Vice President and Chief Financial Officer (Principal Financial Officer)