Form 10-K/A
period 2013-09-30
LANDAUER INC
filed 2014-06-02
CIK 825410

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

EXPLANATORY NOTE

This Form 10-K/A (the “Amended 10-K”) amends our Annual Report on Form 10-K for the period ended September 30, 2013, which was filed with the Securities and Exchange Commission on December 16, 2013 (the “Original 10-K”).  We are filing this Amended Form 10-K to amend our evaluation of our controls and procedures in Item 9A. At the time that our Original 10-K was filed, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2013. Subsequent to that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2013 because of a material weakness in our internal control over financial reporting related to the preparation and review of our Consolidated Statements of Cash Flows.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K/A fairly state in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

This Amended 10-K does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosure in the Original 10-K, other than for (i) changes made to our risk factors in Item 1A,  (ii) changes made to the reporting segments, (iii) certain revisions to the Consolidated Statements of Cash Flows, (iv) the evaluation of our controls and procedures in Item 9A, (v) the filing of the report of our independent registered public accounting firm, and (vi) the filing of certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002.

Index

Item		Page
Part I
1.	Business	5
	General Description.....................................................................................................................................	5
	Marketing and Sales...................................................................................................................................	7
	Seasonality.................................................................................................................................................	8
	International Activities.................................................................................................................................	8
	Patents.......................................................................................................................................................	8
	Raw Materials.............................................................................................................................................	9
	Competition.................................................................................................................................................	9
	Research and Development.........................................................................................................................	9
	Regulatory Matters.....................................................................................................................................	10
	Employees and Labor Relations...................................................................................................................	11
	Available Information...................................................................................................................................	11
1A.	Risk Factors...................................................................................................................................................	11
1B.	Unresolved Staff Comments.............................................................................................................................	21
2.	Properties.......................................................................................................................................................	21
3.	Legal Proceedings.......................................................................................................................................	21
4.	Mine Safety Disclosures...................................................................................................................................	21
Part II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	22
6.	Selected Financial Data...................................................................................................................................	25
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.............................	27
7A.	Quantitative and Qualitative Disclosures About Market Risk.............................................................................	39
8.	Financial Statements and Supplementary Data	40
	Consolidated Balance Sheets.....................................................................................................................	40
	Consolidated Statements of Income.............................................................................................................	42
	Consolidated Statements of Comprehensive Income.....................................................................................	43
	Consolidated Statements of Stockholders’ Equity.........................................................................................	44
	Consolidated Statements of Cash Flows.......................................................................................................	45
	Notes to Consolidated Financial Statements.................................................................................................	47
	Report of Independent Registered Public Accounting Firm...........................................................................	70
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............................	72
9A.	Controls and Procedures.................................................................................................................................	72
9B.	Other Information...........................................................................................................................................	73
Part III
10.	Directors, Executive Officers and Corporate Governance.................................................................................	74
11.	Executive Compensation.................................................................................................................................	74
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...............	74
13.	Certain Relationships and Related Transactions, and Director Independence...................................................	74
14.	Principal Accounting Fees and Services...........................................................................................................	74
Part IV
15.	Exhibits, Financial Statement Schedules	75
	Financial Statements...................................................................................................................................	75
	List of Exhibits.............................................................................................................................................	75
	Signatures...................................................................................................................................................	77
	Schedule II – Valuation and Qualifying Accounts...........................................................................................	78

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

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

The Company has concluded that there is a material weakness in internal control over financial reporting, as we did not maintain effective internal controls over the preparation and review of the Consolidated Statements of Cash Flows.  Management has determined that the disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2013.

Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.  See also “Item 9A. Controls and Procedures.” The existence of this issue could adversely affect the Company.   There are plans to take measures to remediate the underlying causes of the material weakness primarily by enhancing processes to increase the effectiveness of review over nonrecurring transactions and adjustments pertaining to purchases of property, plant and equipment.

The Company believes these additional internal controls will be effective in remediating the material weakness related to the preparation and review of the Consolidated Statements of Cash Flows.  As the Company continues to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weakness or determine to modify the remediation plan.  If the Company is unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and the Company may be unable to maintain compliance with applicable stock exchange listing requirements.

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

Radiation Measurement operating income for fiscal 2013 was $39.3 million, a decrease of $4.5 million, or 10.3%, compared with operating income of $43.8 million for fiscal 2012.  The revenue increase of $1.9 million was partially offset by IT platform enhancement increases of $3.2 million, IT systems depreciation of $2.3 million and increased international equipment costs of $1.8 million on higher sales and increased customer service support of $1.0 million offset by prior year IT Platform expenses of $2.0 million and decreased material costs of $0.3 million.

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

Corporate Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses reflect costs associated with supporting the entire Company, including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology management, as well as other costs required to support the Company.  Corporate expenses for fiscal 2013 were $16.9 million, a decrease of $5.3 million as compared to $22.2 million for fiscal 2012.  The decrease was due primarily to non-recurring acquisition costs of $3.2 million and asset abandonments of $2.5 million.

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

Operating income for fiscal 2012 was $28.2 million, a decrease of $6.7 million, or 19.2%, compared with operating income of $34.9 million for fiscal 2011. The decrease in operating income was primarily driven by a $6.2 million increase in non-recurring acquisition and reorganization costs and asset abandonment charges incurred in fiscal 2012. An additional decline of $4.4 million in Radiation Measurement operating income, due primarily to the higher operating expenses, was partially offset by an increase in operating income of $1.8 million in the Medical Physics segment and the addition of the Medical Products segment which contributed $5.3 million in operating income. Operating income, adjusted for non-recurring acquisition and reorganization expenses, asset abandonment charges, IT platform enhancement related expenses, and non-cash stock based compensation expenses, for fiscal 2012 was $40.5 million, a 3.7% increase compared with operating income, adjusted for these items on a relative basis, of $39.0 million for fiscal 2011.

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

Radiation Measurement operating income for fiscal 2012 decreased to $43.8 million, a 9.1% decrease from $48.2 million in the prior year, impacted by the increase and mix in lower margin equipment sales both domestically and internationally, including Radwatch System sales to the military, and higher selling, general and administrative expenses. Selling, general and administrative costs for fiscal 2012 increased 22.6%, or $4.5 million, to $24.4 million. The increase was due primarily to a $1.5 million increase in research and development activities in connection with the military and first responder initiatives, a $1.4 million investment in customer facing organizations, $0.6 million of increased professional fees, and a $1.7 million increase due to the Company’s IT platform enhancement. Radiation Measurement operating income for fiscal 2012 was negatively affected $0.6 million, as compared with the prior year, by currency fluctuation, principally due to weakness in the Euro and the Real against the U.S. dollar.

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

Corporate Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses reflect costs associated with supporting the entire Company, including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology management, as well as other costs required to support the Company.  Corporate expenses for fiscal 2012 were $22.2 million, an increase of $9.3 million as compared to $12.9 million for fiscal 2011.  The increase was due primarily to non-recurring acquisition and reorganization costs, asset abandonment charges and an increase in compensation costs, consistent with operating performance expectations and timing of short-term and long-term incentive plans.

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

Cash provided by operating activities for fiscal 2013 was $25.8 million, a 29.9% decrease compared to $36.8 million for fiscal 2012. The decrease in operating cash flow was primarily driven by a decrease in accounts payable, an increase in prepaid taxes and an increase in other assets.

Cash used by investing activities for fiscal 2013 was $11.3 million compared to a use of $125.5 million in fiscal 2012.  The primary reason for the increase in fiscal 2012 was the Company’s acquisitions of joint ventures and businesses, primarily IZI, as described under the footnote “Business Combinations” herein.  Investing activities included the Company’s acquisitions of property, plant and equipment of $9.1 million and $14.5 million during fiscal 2013 and 2012, respectively.

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

Consolidated Statements of Cash Flows

Landauer, Inc. and Subsidiaries

For the Years Ended September 30,

(Dollars in Thousands)	2013	2012	2011
Cash flows provided from operating activities:
Net income	$5,696	$20,100	$25,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,924	11,631	7,991
Goodwill impairment charge	22,700	-	-
(Gain) loss on sale, disposal and abandonment of assets	(32)	3,455	89
Equity in income of joint ventures	(3,881)	(3,181)	(2,191)
Dividends from joint ventures	1,891	1,393	911
Stock-based compensation and related net tax benefits	2,541	2,413	1,435
Current and long-term deferred taxes, net	(5,858)	2,833	1,687
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(3,113)	(7,636)	(1,855)
(Increase) decrease in prepaid taxes	(985)	2,774	514
Increase in other operating assets, net	(4,036)	(1,925)	(3,984)
(Decrease) increase in accounts payable and other accrued liabilities	(596)	3,305	169
(Decrease) increase in other operating liabilities, net	(3,501)	1,678	1,755
Net cash provided by operating activities	25,750	36,840	31,729
Cash flows used by investing activities:
Acquisition of property, plant & equipment	(9,145)	(14,519)	(13,415)
Acquisition of joint ventures and businesses, net of cash acquired	-	(110,057)	(2,847)
Other investing activities, net	(2,151)	(880)	(1,579)
Net cash used by investing activities	(11,296)	(125,456)	(17,841)
Cash flows (used) provided by financing activities:
Net borrowings on revolving credit facility	(19)	(19,803)	7,313
Long–term borrowings - loan	27,691	144,797	-
Long–term borrowings - repayment	(27,187)	(5,300)	-
Dividends paid to stockholders	(20,897)	(20,808)	(20,593)
Other financing activities, net	(261)	(210)	(155)
Net cash (used) provided by financing activities	(20,673)	98,676	(13,435)
Effects of foreign currency translation	(230)	(341)	(198)
Net (decrease) increase in cash and cash equivalents	(6,449)	9,719	255
Opening balance – cash and cash equivalents	17,633	7,914	7,659
Ending balance – cash and cash equivalents	$11,184	$17,633	$7,914

Supplemental disclosure of cash flow information:
Accrued capital spending included in accounts payable and other accrued liabilities	$347	$3,140	$2,463
Cash paid for interest, net of amounts capitalized	$4,441	$3,582	$436

Cash paid for income taxes	$7,374	$2,050	$8,011

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

Revision of Cash Flows

In connection with the preparation of the consolidated financial statements for the second quarter of fiscal 2014, the Company identified an error in the treatment of accrued additions for property, plant and equipment in the Consolidated Statements of Cash Flows. This error affected the Consolidated Statements of Cash Flows presented in each consolidated financial statements for the fiscal years ended September 30, 2013, 2012 and 2011.  This error resulted in an understatement of net cash provided by operating activities and net cash used in investing activities in the year-end consolidated financial statements for the fiscal years ended September 30, 2013 and 2011.  This error resulted in an overstatement of net cash provided by operating activities and net cash used in investing activities for the fiscal year ended September 30, 2012.  The Company assessed the materiality of these errors and concluded that they were not material to any of the Company’s previously issued financial statements. The Company has revised its previously issued financial statements to correct for these errors. These revisions did not impact the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets for any of these periods.

The following tables present the effect of this correction on the Company’s Consolidated Statements of Cash Flows for all periods affected:

	Consolidated Statement of Cash Flows September 30, 2013			Consolidated Statement of Cash Flows September 30, 2012			Consolidated Statement of Cash Flows September 30, 2011
(Dollars in Thousands)	Previously Reported	Adjustments	As Revised	Previously Reported	Adjustments	As Revised	Previously Reported	Adjustments	As Revised
Cash flows provided from operating activities:
(Decrease) increase in accounts payable and other accrued liabilities	(3,389)	2,793	(596)	3,982	(677)	3,305	(323)	492	169
Net cash provided by operating activities	22,957	2,793	25,750	37,517	(677)	36,840	31,237	492	31,729

Cash flows used by investing activities:
Acquisition of property, plant & equipment	(6,352)	(2,793)	(9,145)	(15,196)	677	(14,519)	(12,923)	(492)	(13,415)
Net cash used by investing activities	(8,503)	(2,793)	(11,296)	(126,133)	677	(125,456)	(17,349)	(492)	(17,841)

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

16.   Segment Information

The Company changed the presentation of its reporting segments to separately disclose certain ‘corporate expenses’ that had previously been reported within the Radiation Measurement segment.  As a result, the current segment disclosures have been retrospectively adjusted to reflect three reporting segments, Radiation Measurement, Medical Physics and Medical Products and one functional group: Corporate. The factors for determining the reportable segments reflect specific markets and the products and services offered combined with the nature of the individual business traits, as well as key financial information reviewed by management.

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

The Company primarily evaluates performance of the individual segments based upon, among other metrics, segment operating income or loss. Segment operating income or loss is segment revenues less segment cost of sales and segment selling, general and administrative expenses. Corporate expenses for shared functions, including corporate management, corporate finance and human resources, are recognized in the Corporate functional group. In addition, acquisition and reorganization costs are not allocated to the segments. Information about net other income, including interest income and expense, and income taxes is not provided at the segment level. As the Company’s business model evolves in increased complexity, management may determine it necessary to change this reporting practice to reflect any appropriate allocations.

The following tables summarize financial information for each reportable segment for the years ended September 30:

	2013
(Dollars in Thousands)	Radiation Measurement	Medical Physics	Medical Products	Corporate	Consolidated
Revenues	$109,836	$30,859	$9,505	$-	$150,200
Operating income (loss)(1)	39,319	3,507	(21,828)	(16,878)	4,120
Depreciation and amortization	11,180	1,185	2,559	-	14,924

	2012
(Dollars in Thousands)	Radiation Measurement	Medical Physics	Medical Products	Corporate	Consolidated
Revenues	$107,922	$30,937	$13,541	$-	$152,400
Operating income (loss)	43,775	1,334	5,297	(22,236)	28,170
Depreciation and amortization	8,377	1,419	1,835	-	11,631

	2011
(Dollars in Thousands)	Radiation Measurement	Medical Physics	Medical Products	Corporate	Consolidated
Revenues	$99,868	$20,590	$-	$-	$120,458
Operating income (loss)	48,208	(490)	-	(12,835)	34,883
Depreciation and amortization	7,032	959	-	-	7,991

(1)Fiscal 2013 includes $22,700 impairment charge.

(Dollars in Thousands)	2013	2012
Segment assets:
Radiation Measurement	$170,648	$171,831
Medical Physics	35,218	36,304
Medical Products	70,967	93,990
Total assets	$276,833	$302,125

17.    Quarterly Financial Data (unaudited)

(Dollars in Thousands, Except per Share)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net revenues	2013	$36,681	$37,082	$36,580	$39,857	$150,200
	2012	$36,669	$39,094	$39,205	$37,432	$152,400
Gross profit	2013	$20,118	$20,032	$18,616	$20,414	$79,180
	2012	$21,763	$23,065	$21,848	$20,332	$87,008
Operating income (loss)(1)	2013	$6,727	$7,154	$(16,776)	$7,015	$4,120
	2012	$7,553	$10,149	$9,249	$1,219	$28,170
Net income (loss) attributed to Landauer, Inc.	2013	$4,877	$5,153	$(13,753)	$8,559	$4,836
	2012	$4,925	$7,110	$6,566	$669	$19,270
Basic net income (loss) per share	2013	$0.52	$0.54	$(1.46)	$0.90	$0.50
	2012	$0.52	$0.76	$0.70	$0.07	$2.04
Diluted net income (loss) per share	2013	$0.52	$0.54	$(1.46)	$0.90	$0.49
	2012	$0.52	$0.75	$0.69	$0.07	$2.03
Weighted average basic shares outstanding	2013	9,336	9,417	9,439	9,462	9,434
	2012	9,348	9,361	9,371	9,397	9,389
Weighted average diluted shares outstanding	2013	9,385	9,462	9,439	9,506	9,482
	2012	9,385	9,402	9,412	9,456	9,437

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

Report of Independent Registered Public Accounting Firm

To Stockholders and Board of Directors of Landauer, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Landauer, Inc. and its subsidiaries at September 30, 2013 and September 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of September 30, 2013.  However, management has subsequently determined that a material weakness in internal control over financial reporting related to the preparation and review of the consolidated statements of cash flows existed as of that date.  Accordingly, Management's Report on Internal Control over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.  In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the preparation and review of the consolidated statements of cash flows existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

 /s/ PricewaterhouseCoopers LLP

Chicago, IL

December 16, 2013, except with respect to our opinion on the consolidated financial statements insofar as it relates to the changes in the composition of the reportable segments discussed in Note 16, and except for the effects of the revision of the consolidated statements of cash flows as described in Note 1 and the matter described in the penultimate paragraph of Management's Report on Internal Control over Financial Reporting, as to which the date is June 2, 2014

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, at the time that our original Annual Report on Form 10-K for the year ended September 30, 2013 was filed on December 16, 2013, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.  Subsequent to that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2013 because of the material weakness in the Company's internal control over financial reporting described below.  Notwithstanding the material weakness described below, management has concluded that the Company's consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K/A are fairly stated in all material respects in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for each of the periods presented herein.

Management’s Report on Internal Control over Financial Reporting (As Restated)

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

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2013 based on the framework in Internal Controls-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Based on their evaluation, our management identified the following control deficiency as of September 30, 2013 that constituted a material weakness.

Preparation and review of the Statements of Cash Flows

We did not design effective controls over the preparation and review of our Consolidated Statements of Cash Flows.  Specifically, controls were not designed to ensure transactions were properly classified within the Consolidated Statements of Cash Flows, including nonrecurring transactions and adjustments pertaining to purchases of property, plant and equipment.

This control deficiency resulted in the revision of our consolidated financial statements for the fiscal years ended September 30, 2011, 2012, and 2013; and the interim periods within fiscal 2013.  Additionally, this control deficiency could result in material misstatements of our Consolidated Statements of Cash Flows and disclosures that would not be prevented or detected.  Accordingly, our management has determined that this control deficiency constitutes a material weakness.

In management's report on internal control over financial reporting included in the Company's original Annual Report on Form 10-K for the year ended September 30, 2013 filed on December 16, 2013 the Company's management, including the CEO and the CFO, concluded that the Company maintained effective internal control over financial reporting as of September 30, 2013. The Company's management has subsequently concluded that the material weakness described above existed as of September 30, 2013. As a result, the Company's management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2013, based on the criteria in Internal Control-Integrated Framework (1992) issued by the COSO. Accordingly, the Company's management has restated its report on internal control over financial reporting.

The effectiveness of the Company's internal control over financial reporting as of September 30, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K/A.

Remediation Plan

In response to the material weakness described above, our management, with the oversight from our Audit Committee of the Board of Directors, plans to take measures to remediate the underlying causes of the material weakness, primarily by enhancing processes to increase the effectiveness of review over nonrecurring transactions and adjustments pertaining to purchases of property, plant and equipment.  Until the remediation steps set forth below are fully implemented, the material weakness described above will continue to exist.

In response to the material weakness identified related to the preparation and review of the Consolidated Statements of Cash Flows for the year ended September 30, 2013, we will take the following actions to improve the design of our internal control in order to remediate this weakness:

•	Enhance our checklist to identify the most common elements of investing and financing activities, including nonrecurring transactions and adjustments.
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

(21)	Subsidiaries of the Registrant.*
(23)	Consent of PricewaterhouseCoopers LLP.
(31.1)	Certification of William E. Saxelby, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
(31.2)	Certification of Michael K. Burke, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
(32.1)	Certification of William E. Saxelby, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

(32.2)	Certification of Michael K. Burke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.
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

*Previously filed with the Annual Report on Form 10-K of the Registrant, filed on December 16, 2013.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1
LANDAUER, INC.

	/s/ Michael K. Burke	June 2, 2014
Michael K. Burke
Chief Financial Officer (Principal Financial Officer)

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