Form 10-Q
period 2014-06-30
LANDAUER INC
filed 2014-08-11
CIK 825410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 29, 2014, 9,551,378 shares of common stock, par value $0.10 per share, of the registrant were outstanding.

PART I  FINANCIAL INFORMATION

  Item 1.Financial Statements

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in Thousands)	June 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$11,154	$11,184
Receivables, net of allowances of $1,030 and $600 respectively	34,750	38,419
Inventories	7,734	9,539
Prepaid income taxes	6,383	3,132
Prepaid expenses and other current assets	5,305	4,019
Current assets	65,326	66,293
Property, plant and equipment, at cost	105,761	107,446
Accumulated depreciation and amortization	(57,369)	(55,514)
Net property, plant and equipment	48,392	51,932
Equity in joint ventures	23,744	23,942
Goodwill	44,645	84,436
Intangible assets, net of accumulated amortization of $37,543 and $13,604, respectively	14,663	37,161
Dosimetry devices, net of accumulated depreciation of $10,899 and $9,472, respectively	5,409	5,798
Other assets	20,539	7,271
Assets	$222,718	$276,833
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,611	$6,310
Dividends payable	5,380	5,419
Deferred contract revenue	16,772	13,181
Accrued compensation and related costs	6,849	8,207
Other accrued expenses	7,776	7,531
Current liabilities	42,388	40,648
Non-current liabilities:
Long-term debt	138,285	142,785
Pension and postretirement obligations	13,588	13,047
Deferred income taxes	656	9,817
Other non-current liabilities	1,418	915
Non-current liabilities	153,947	166,564
Stockholders' equity:
Preferred stock, $.10 par value per share, authorized 1,000,000 shares; none issued	-	-
Common stock, $.10 par value per share, authorized 20,000,000 shares; 9,616,579 and 9,575,926 issued and outstanding at June 30, 2014 and September 30, 2013 respectively	962	958
Additional paid in capital	40,392	39,465
Accumulated other comprehensive loss	(4,360)	(4,456)
(Accumulated deficit) retained earnings	(12,299)	32,012
Landauer, Inc. stockholders' equity	24,695	67,979
Noncontrolling interest	1,688	1,642
Stockholders' equity	26,383	69,621
Liabilities and Stockholders' Equity	$222,718	$276,833

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands, Except per Share)	2014	2013	2014	2013
Service revenues	$31,013	$31,591	$95,890	$95,593
Product revenues	3,753	4,989	16,135	14,750
Net revenues	34,766	36,580	112,025	110,343
Cost and expenses:
Service costs	16,149	15,474	46,393	44,645
Product costs	1,830	2,490	8,138	6,932
Total cost of sales	17,979	17,964	54,531	51,577
Selling, general and administrative	13,805	12,550	41,902	38,519
Goodwill and intangible assets impairment charge	62,188	22,700	62,188	22,700
Acquisition, reorganization and nonrecurring costs	1,558	142	1,778	442
Costs and expenses	95,530	53,356	160,399	113,238
Operating loss	(60,764)	(16,776)	(48,374)	(2,895)
Equity in income of joint ventures	256	471	1,364	2,555
Interest expense, net	(817)	(1,154)	(2,684)	(3,268)
Other (loss) income, net	(22)	112	7	431
Loss before taxes	(61,347)	(17,347)	(49,687)	(3,177)
Income tax (benefit) expense	(25,030)	(3,748)	(21,580)	146
Net loss	(36,317)	(13,599)	(28,107)	(3,323)
Less: Net income attributed to noncontrolling interest	309	154	471	400
Net loss attributed to Landauer, Inc.	$(36,626)	$(13,753)	$(28,578)	$(3,723)
Net loss per share attributable to Landauer, Inc. shareholders:
Basic & diluted	$(3.86)	$(1.46)	$(3.02)	$(0.40)
Weighted average shares outstanding - basic & diluted	9,482	9,439	9,466	9,402

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30, 2014
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net (loss) income	$(36,626)	$309	$(36,317)
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of tax	46	-	46
Foreign currency translation adjustment	(314)	20	(294)
Comprehensive (loss) income	$(36,894)	$329	$(36,565)

	Three Months Ended June 30, 2013
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net (loss) income	$(13,753)	$154	$(13,599)
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of tax	68	-	68
Foreign currency translation adjustment	(610)	(44)	(654)
Comprehensive (loss) income	$(14,295)	$110	$(14,185)

	Nine Months Ended June 30, 2014
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net (loss) income	$(28,578)	$471	$(28,107)
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of tax	257	-	257
Foreign currency translation adjustment	(161)	(29)	(190)
Comprehensive (loss) income	$(28,482)	$442	$(28,040)

	Nine Months Ended June 30, 2013
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net (loss) income	$(3,723)	$400	$(3,323)
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of tax	204	-	204
Foreign currency translation adjustment	(2,798)	(35)	(2,833)
Comprehensive (loss) income	$(6,317)	$365	$(5,952)

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Landauer, Inc. Stockholders' Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Addi- tional Paid in Capital	Accumulated Other Compre-hensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Non- Controlling Interest	Total Stock- holders' Equity
Balance September 30, 2013	9,575,926	$958	$39,465	$(4,456)	$32,012	$1,642	$69,621
Stock-based compensation arrangements	40,653	4	927	-	-	-	931
Dividends	-	-	-	-	(15,733)	(396)	(16,129)
Net (loss) income	-	-	-	-	(28,578)	471	(28,107)
Foreign currency translation adjustment	-	-	-	(161)	-	(29)	(190)
Defined benefit pension and postretirement plans activity, net of tax	-	-	-	257	-	-	257
Balance June 30, 2014	9,616,579	$962	$40,392	$(4,360)	$(12,299)	$1,688	$26,383

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
(Dollars in Thousands)	2014	2013
Cash flows from operating activities:
Net loss	$(28,107)	$(3,323)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,607	10,860
Goodwill and other intangible impairment charge	62,188	22,700
Equity in income of joint ventures	(1,364)	(2,555)
Dividends from joint ventures	1,340	1,891
Stock-based compensation and related net tax benefits	1,066	2,293
Current and long-term deferred taxes, net	(21,973)	(5,531)
Gain on sale, disposal and abandonment of fixed assets	(35)	-
Gain on investments	(369)	(118)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	3,815	305
Increase in prepaid taxes	(3,247)	(1,349)
Increase in other operating assets, net	(227)	(3,479)
Increase (decrease) in accounts payable and other accrued liabilities	1,379	(1,157)
Increase (decrease) in other operating liabilities, net	608	(1,073)
Net cash provided by operating activities	26,681	19,464
Cash flows used by investing activities:
Acquisition of property, plant and equipment	(3,056)	(8,135)
Acquisition of joint ventures and businesses, net of cash acquired	(1,800)	-
Other investing activities, net	(1,037)	(1,855)
Net cash used by investing activities	(5,893)	(9,990)
Cash flows (used) provided by financing activities:
Net borrowings on revolving credit facility	(51)	-
Long-term borrowings - loan	27,500	19,600
Long-term borrowings - repayment	(32,000)	(21,387)
Dividends paid to stockholders	(15,771)	(15,658)
Other financing activities, net	(500)	(460)
Net cash used by financing activities	(20,822)	(17,905)
Effects of foreign currency translation	4	(205)
Net decrease in cash and cash equivalents	(30)	(8,636)
Opening balance - cash and cash equivalents	11,184	17,633
Ending balance - cash and cash equivalents	$11,154	$8,997
Accrued capital spending included in accounts payable and other accrued liabilities	$308	$291

The accompanying notes are an integral part of these financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June  30, 2014

(Dollars in thousands)

(1)Basis of Presentation and Consolidation

As used herein, the “Company” or “Landauer” refers to Landauer, Inc. and its subsidiaries.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2013 and other financial information filed with the Securities and Exchange Commission (the “SEC”).

The accounting policies followed by the Company are set forth in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2013.  There have been no changes to the accounting policies for the nine month period ended June 30, 2014.

The results of operations for the three and nine month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year. The September 30, 2013 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The three and nine month periods ended June 30, 2014 include the correction of certain errors relating to prior periods. The Company recorded adjustments to correct the timing of revenue recognition in accordance with contractually established terms and conditions.  The amounts recorded out-of-period include an increase in the pre-tax loss of $1.3 million for the third fiscal quarter ended June 30, 2014 and an increase in the pre-tax loss of $0.9 million for nine month period ended June 30, 2014. The Company does not believe these corrections to be material to any current or prior interim or annual periods.

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

Revision of Prior Period Financial Statements

In connection with the preparation of the consolidated financial statements for the second quarter of fiscal 2014, the Company identified an error in the treatment of accrued additions for property, plant and equipment in the Consolidated Statements of Cash Flows.  This error resulted in an understatement of net cash provided by operating activities and net cash used in investing activities in the third quarter of fiscal 2013 and the first quarter of fiscal 2014.  In addition, the Company identified an error in its Consolidated Statement of Cash Flows which affected the third quarter of fiscal 2013.  This error related to the classification of debt financing fees and resulted in an understatement of net cash provided by operating activities and net cash used by financing activities.  In connection with the preparation of the consolidated financial statements for the third quarter of fiscal 2014, the Company identified an error related to the classification of unrealized gains or losses on investments in the Consolidated Statements of Cash Flows.  This error resulted in an overstatement of net cash provided by operating activities and net cash used in investing activities in each of the quarters of fiscal 2014 and the third fiscal quarter of 2013, as well as the year-end consolidated financial statements for the fiscal years ended September 30, 2013 and 2012.  In accordance with accounting guidance presented in ASC 250-10 and SEC Staff Accounting Bulletin No. 99, Materiality, the Company assessed the materiality of these errors and concluded that they were not material to any of the Company’s previously issued financial statements. The Company will revise its previously issued financial statements to correct for these errors. These revisions did not impact the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets for any of these periods.

The following tables present the effect of this correction on the Company’s Consolidated Statements of Cash Flows for:

	Six Months Ended March 31, 2014
(Dollars in Thousands)	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
(Gain) loss on investments	$-	$(203)	$(203)
Net cash provided by operating activities	20,164	(203)	19,961
Cash flows used by investing activities:
Other investing activities, net	(840)	203	(637)
Net cash used by investing activities	(5,055)	203	(4,852)

	Three Months Ended December 31, 2013
(Dollars in Thousands)	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
(Gain) loss on investments	$-	$(146)	$(146)
(Decrease) increase in accounts payable and other accrued liabilities	(3,502)	174	(3,328)
Net cash provided by operating activities	9,954	28	9,982
Cash flows used by investing activities:
Acquisition of property, plant and equipment	(1,071)	(174)	(1,245)
Other investing activities, net	(719)	146	(573)
Net cash used by investing activities	(3,590)	(28)	(3,618)

	Year Ended September 30, 2013
(Dollars in Thousands)	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
(Gain) loss on investments	$-	$(282)	$(282)
Net cash provided by operating activities	25,750	(282)	25,468
Cash flows used by investing activities:
Other investing activities, net	(2,151)	282	(1,869)
Net cash used by investing activities	(11,296)	282	(11,014)

	Nine Months Ended June 30, 2013
(Dollars in Thousands)	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
(Gain) loss on investments	$-	$(118)	$(118)
(Increase) decrease in other operating assets, net	(3,679)	200	(3,479)
(Decrease) increase in accounts payable and other accrued liabilities	(4,006)	2,849	(1,157)
Net cash provided by operating activities	16,533	2,931	19,464
Cash flows used by investing activities:
Acquisition of property, plant and equipment	(5,286)	(2,849)	(8,135)
Other investing activities, net	(1,973)	118	(1,855)
Net cash used by investing activities	(7,259)	(2,731)	(9,990)
Cash flows used by financing activities:
Other financing activities, net	(260)	(200)	(460)
Net cash used by financing activities	(17,705)	(200)	(17,905)

	Year Ended September 30, 2012
(Dollars in Thousands)	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
(Gain) loss on investments	$-	$(317)	$(317)
Net cash provided by operating activities	36,840	(317)	36,523
Cash flows used by investing activities:
Other investing activities, net	(880)	317	(563)
Net cash used by investing activities	(125,456)	317	(125,139)

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

In April 2014, the FASB issued new guidance related to the definition of a discontinued operation and requires new disclosure of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years.  Beginning in the first quarter of fiscal 2016 the Company will apply the new guidance, as applicable, to future discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.    The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued new guidance for recognizing revenue from contracts with customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  This guidance is effective for the Company in the first quarter of fiscal 2017.  Early adoption is not permitted.  The effects of this guidance on our financial position, results of operations and cash flows are not yet known.

In June 2014, the FASB issued new guidance on accounting for share-based payments requiring a specific performance target to be achieved in order for employees to become eligible to vest in the awards when that performance target may be achieved after the requisite service period for the award.  This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered.  This guidance is effective for the Company in the first quarter of fiscal 2016.  Early adoption is permitted.  The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

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

As of June  30, 2014 and September 30, 2013, the Company’s financial assets measured and recorded at fair value on a recurring basis were comprised of investments in trading securities, which are reported in other long-term assets.  The investments are held in a Rabbi trust for benefits under the Company’s deferred compensation plan.  Under the plan, participants designate investment options to serve as the basis for measurement of the notional value of their accounts.  The investments include a money market fund and mutual funds that are publicly traded.  The fair values of the shares or underlying securities of these funds are based on quoted market prices and, therefore, are categorized as Level 1 in the fair value hierarchy.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash equivalents	$110	$-	$-
Mutual funds	3,673	-	-
Total financial assets at fair value	$3,783	$-	$-

	Fair Value Measurements at September 30, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash equivalents	$55	$-	$-
Mutual funds	2,922	-	-
Total financial assets at fair value	$2,977	$-	$-

As of June  30, 2014, the carrying amount of the Company’s long-term debt, which is categorized as Level 2 in the fair value hierarchy, approximated fair value as the stated interest rates were variable in relation to prevailing market rates.

As discussed in Note 6, the Company recorded impairment charges related to the IZI Medical Products reporting unit during the third quarter of fiscal 2014.  Intangible assets related to customer lists, tradenames and patents were written down to their fair value of $3,000 as of June 30, 2014, resulting in a non-cash pre-tax impairment charge of $20,820.The fair values of the intangible assets are based on forecasted revenues associated with the customer lists, tradenames and patents.  In addition, the Company recorded a $41,368 non-cash pretax charge to reduce the carrying value of goodwill in the IZI Medical Products reporting unit to an implied fair value of $0 as of June 30, 2014. Level 3 inputs were used to estimate these nonrecurring fair value measurements.  The fair values were determined using discounted cash flow models based on assumptions and projections of revenues and expenses.  Key assumptions included a terminal growth rate of 3% and discount rates ranging from 11.5% to 12.5%.

(4)Loss per Common Share

Basic net loss per share was computed by dividing net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share was computed by dividing net loss available to common stockholders for the period by the weighted average number of shares of common stock that would have been outstanding assuming dilution from stock-based compensation awards during the period.  As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The following table sets forth the computation of net loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands, Except per Share)	2014	2013	2014	2013
Basic Net Loss per Share:
Net loss available to common stockholders	$(36,626)	$(13,753)	$(28,578)	$(3,723)
Weighted average shares outstanding - Basic & Diluted	9,482	9,439	9,466	9,402
Net loss per share - Basic & Diluted	$(3.86)	$(1.46)	$(3.02)	$(0.40)

In periods where losses are recorded, inclusion of potentially dilutive securities in the calculation would decrease the loss per common share and, therefore, these securities are not added to the weighted average number of shares outstanding.  The computations of diluted net loss per common share for the periods ended June 30, 2014 and 2013 did not include the following outstanding shares of restricted stock as well as the effects of options to acquire common stock as the inclusion of these securities would have been antidilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Effect of dilutive securities	37	37	39	44

(5)Employee Benefit Plans

The components of net periodic benefit cost for pension and other benefits were as follows:

Pension Benefits	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Interest cost	$375	$340	$1,125	$1,020
Expected return on plan assets	(377)	(365)	(1,131)	(1,095)
Amortization of net loss	48	109	145	325
Net periodic benefit cost	$46	$84	$139	$250

Other Benefits	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Service cost	$15	$18	$46	$52
Interest cost	13	11	38	34
Amortization of net gain	(2)	-	(8)	-
Net periodic benefit cost	$26	$29	$76	$86

The Company, under the IRS minimum funding standards, has no required contributions to make to its defined benefit pension plan during fiscal 2014.

The Company maintains 401(k) Retirement Savings Plans for certain employees, which may provide for employer matching contributions, and a supplemental defined contribution plan for certain executives, which provides for employer contributions at the discretion of the Company.  Amounts expensed for Company contributions under these plans during the three months ended June 30, 2014 and 2013 were $495 and $349, respectively.  Amounts expensed during the nine months ended June 30, 2014 and 2013 were $1,354 and $1,150, respectively.

(6)Goodwill and Other Intangibles

During the third quarter of fiscal 2014, it became apparent that anticipated revenue and profitability trends in our IZI Medical Products reporting unit were not being achieved to the extent forecasted.  Early budget reviews also indicated future sales growth and margins may be less than expected.  We updated the forecast for our Medical Products segment based on the most recent financial results and our best estimates of future operations. The updated forecast reflects slower growth in revenues and lower margins for the Medical Products segment primarily due to anticipated continued competitive pricing pressure.  As a result, for the quarter ended June 30, 2014, the Company performed an impairment analysis with respect to the carrying value of the intangible assets and goodwill in the IZI Medical Products reporting unit.  Based on the testing performed, the Company recorded a non-cash impairment charge of $62,188, of which $41,368 related to goodwill and $20,820 related to intangible assets.

In accordance with FASB ASC 360-10, Impairment and Disposal of Long-Lived Assets, the Company evaluated the recoverability of its long-lived assets in the IZI Medical Products reporting unit.  Based upon this evaluation, the Company determined that its intangible assets related to customer lists, tradenames and patents were impaired.  As a result, the Company recognized a non-cash pre-tax intangible asset impairment charge of $20,820.  The tax benefit associated with this charge was $8,399.

In accordance with FASB ASC 350, Intangibles – Goodwill and Other, the Company aggregates its business components into reporting units and tests for goodwill impairment. The Medical Products segment is comprised of two reporting units – IZI Medical Products and Ilumark.  The Company tested goodwill at the IZI Medical Products reporting unit for the quarter ended June 30, 2014. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of a segment with its net book value (or carrying amount), including goodwill. If the fair value of a segment exceeds its carrying amount, goodwill of the segment is considered not to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of the segment exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the segment’s goodwill with the carrying amount of that goodwill. If the carrying amount of the segment’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the segment is allocated to all of the assets and liabilities of that segment (including any unrecognized intangible assets) as if the segment had been acquired in a business combination and the fair value of the segment was the purchase price paid to acquire the segment.

Based on the result of the first step of the goodwill impairment analysis, the Company determined that the fair value of the IZI Medical Products reporting unit was less than its carrying value as of June 30, 2014 and, as such, the Company applied the second step of the goodwill impairment test to this segment. Based on the result of the second step of the goodwill impairment analysis, the Company recorded a $41,368 non-cash pretax charge to reduce the carrying value of goodwill in the IZI Medical Products reporting unit. The tax benefit associated with this charge was $16,692. The impairment charge is non-cash in nature and does not affect the Company’s liquidity. As a result of the impairment charge in our IZI Medical Products reporting unit recognized during the third quarter of fiscal 2014 and the effects of foreign currency in the Radiation Measurement segment, the carrying amount of goodwill was reduced to $44,645 as of June 30, 2014 from $84,436 as of September 30, 2013.

During the third quarter of fiscal 2013, the Company performed an impairment analysis with respect to the carrying value of the goodwill in the IZI Medical Products reporting unit.  Based on the testing performed, the Company recorded a non-cash goodwill impairment charge of $22,700.  The tax benefit associated with this charge was $4,900.

Changes in the carrying amount of goodwill by reportable segment for the nine months ended June 30, 2014 were as follows:

	Radiation Measurement	Medical Physics	Medical Products	Total
Balance as of September 30, 2013	$20,456	$22,611	$41,369	$84,436
Increase related to acquisitions	-	-	1,781	1,781
Effects of foreign currency	(199)	-	(5)	(204)
Goodwill impairment charges			(41,368)	(41,368)
Goodwill, net as of June 30, 2014	$20,257	$22,611	$1,777	$44,645

On December 23, 2013, the Company acquired a small German distributor.  The preliminary purchase price allocation indicates an increase in customer lists of $768, an increase in goodwill of $1,781 and an earn-out liability of $885.

Intangible assets were as follows for the periods ended:

	June 30, 2014			September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Intangibles Impairment Charge	Gross Carrying Amount	Accumulated Amortization
Customer lists	$44,794	$32,961	$18,657	$43,954	$11,639
Trademarks and tradenames	2,176	2,051	1,498	2,154	400
Licenses and patents	4,659	1,974	665	4,080	1,008
Other intangibles	577	557	-	577	557
Intangible assets	$52,206	$37,543	$20,820	$50,765	$13,604

Identifiable intangible assets with finite lives are amortized over their estimated useful lives.  Intangible assets amortization expenses (not including impairment) were $897 and $3,119 for the three and nine months ended June  30, 2014 and $834 and $2,533 for the three and nine months ended June  30, 2013.

(7)Accumulated Other Comprehensive (Loss) Income

Accumulated elements of other comprehensive (loss) income (“AOCI”), net of tax, are included in the stockholders’ equity section of the condensed consolidated balance sheets.  Changes in each component of AOCI are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Plans, net of tax	Comprehensive (Loss) Income
Balance at September 30, 2013	$(178)	$(4,278)	$(4,456)
Other comprehensive income before reclassifications	(161)	-	(161)
Amounts reclassified from accumulated other comprehensive income	-	257	257
Net current period other comprehensive income	(161)	257	96
Balance at June 30, 2014	$(339)	$(4,021)	$(4,360)

Reclassifications out of accumulated other comprehensive (loss) income included in the computation of net periodic benefit costs (refer to Note 5 of the Notes to Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows:

Pension and Postretirement Plans	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Amortization of net loss	$46	$109	$137	$325
Provision for income taxes	-	-	120	-
Total net of tax	$46	$109	$257	$325

(8)Credit Facility

On June 30, 2014 the Company and its subsidiaries Global Physics Solutions, Inc. and IZI Medical Products, LLC (collectively, the “Borrowers”), entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”) with BMO Harris Bank N.A., as administrative agent (the “Administrative Agent”), and the lenders that are party thereto (collectively, the “Lenders”).  The Amendment amended the Amended and Restated Credit Agreement entered into among the Borrowers, the Administrative Agent and the Lenders on August 2, 2013 (the “Credit Agreement”).

The Amendment amended, among other things, (i) the definition of Capital Expenditures and EBITDA and (ii) kept the fixed charge coverage ratio covenant and the leverage ratio covenant constant (1.10 to 1.00 and 3.50 to 1.00, respectively) through the remainder of the term of the Credit Agreement instead of tightening to 1.15 to 1.00 and 3.25 to 1.00, respectively, at September 30, 2015.  The Company was in compliance with all covenants as of June 30, 2014.  In connection with the Amendment, the Company paid certain amendment fees to the Lenders and certain other fees and expenses to the Administrative Agent.

(9)Segment Information

During the first fiscal quarter of 2014, the Company changed the presentation of its reporting segments to separately disclose certain ‘corporate expenses’ that had previously been reported within the Radiation Measurement segment.  As a result, the current segment disclosures will reflect three reportable segments: Radiation Measurement, Medical Physics, Medical Products and one functional group: Corporate.  The following tables summarize financial information for each reportable segment:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenues by segment:
Radiation Measurement	$24,218	$26,383	$81,143	$80,035
Medical Physics	8,175	7,903	23,943	23,090
Medical Products	2,373	2,294	6,939	7,218
Consolidated revenues	$34,766	$36,580	$112,025	$110,343

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Operating income (loss) by segment:
Radiation Measurement	$6,329	$8,715	$25,209	$28,289
Medical Physics	435	1,056	1,468	2,580
Medical Products	(62,429)	(22,591)	(63,041)	(21,617)
Corporate	(5,099)	(3,956)	(12,010)	(12,147)
Consolidated operating loss	$(60,764)	$(16,776)	$(48,374)	$(2,895)

	June 30, 2014	September 30, 2013
Segment assets:
Radiation Measurement	$176,164	$170,648
Medical Physics	35,085	35,218
Medical Products	11,469	70,967
Consolidated assets	$222,718	$276,833

As discussed in Note 6, the Company recorded impairment charges in the Medical Products segment during the fiscal third quarters of 2014 and 2013.

(10)Related Party Transactions

The Company has a minority interest in Yamasato, Fujiwara, Higa & Associates, Inc. doing business as Aquila.  The Company provides dosimetry parts to Aquila for its military contract.  The sales to and purchases from Aquila are the following for the periods ended:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Sales to Aquila	$-	$84	$681	$2,842
Purchases from Aquila	349	-	602	27

The Company has a 50% equity interest in Nagase-Landauer, Ltd. (“Nagase”), a radiation measurement company in Japan.  The sales to and purchases from Nagase are the following for the periods ended:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Sales to Nagase	$276	$18	$897	$254
Purchases from Nagase	672	664	1,473	2,402

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s unaudited consolidated financial condition and results of operations should be read in conjunction with the annual audited consolidated financial statements and related notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For additional information regarding forward-looking statements and risk factors, see “Forward-Looking Statements” herein and Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2013.

The preparation of financial statements in conformity with GAAP requires that management make assumptions and estimates that affect the results of operations and the amounts of assets and liabilities reported in the financial statements as well as related disclosures.  Critical accounting policies are those that are most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company bases its estimates, judgments and assumptions on historical experience and other relevant factors that are believed to be reasonable under the circumstances. In any given reporting period, the Company’s actual results may differ from the estimates, judgments and assumptions used in preparing the consolidated financial statements.

Goodwill and Other Intangible Assets

During the third quarter of fiscal 2014, it became apparent that anticipated revenue and profitability trends in our IZI Medical Products reporting unit were not being achieved to the extent forecasted.  Early budget reviews also indicated future sales growth and margins may be less than expected.  We updated the forecast for our Medical Products segment based on the most recent financial results and our best estimates of future operations. The updated forecast reflects slower growth in revenues and lower margins for the Medical Products segment primarily due to anticipated continued pricing pressures from certain competitors.  As a result, in connection with the preparation of the financial statements for the quarter ended June 30, 2014, the Company performed an impairment analysis with respect to the carrying value of the intangible assets and goodwill in the IZI Medical Products reporting unit.  Based on the testing performed, the Company recorded a non-cash impairment charge of $62,188 of which $41,368 related to goodwill and $20,820 related to intangible assets.

In accordance with FASB ASC 360-10, Impairment and Disposal of Long-Lived Assets, the Company evaluated the recoverability of its long-lived assets in the IZI Medical Products reporting unit.  Based upon this evaluation, the Company determined that its intangible assets related to customer lists, tradenames and patents were impaired.  As a result, the Company recognized a non-cash pre-tax intangible asset impairment charge of $20,820.  The tax benefit associated with this charge was $8,399.

In accordance with FASB ASC 350, Intangibles – Goodwill and Other, the Company aggregates its business components into reporting units and tests for goodwill impairment. The Medical Products segment is comprised of two reporting units – IZI Medical Products and Ilumark.  The Company tested goodwill at the IZI Medical Products reporting unit for the quarter ended June 30, 2014. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Based on the result of the first step of the goodwill impairment analysis, the Company determined that the fair value of the IZI Medical Products reporting unit was less than its carrying value as of June 30, 2014 and, as such, the Company applied the second step of the goodwill impairment test to this reporting unit. Based on the result of the second step of the goodwill impairment analysis, the Company recorded a $41,368 non-cash pretax charge to reduce the carrying value of goodwill in the IZI Medical Products reporting unit. The tax benefit associated with this charge was $16,692. The impairment charge is non-cash in nature and does not affect the Company’s liquidity. As a result of the impairment charge in our IZI Medical Products reporting unit recognized during the third quarter of fiscal 2014 and the effects of foreign currency in the Radiation Measurement segment, the carrying amount of goodwill was reduced to $44,645 as of June 30, 2014 from $84,436 as of September 30, 2013.

During the third quarter of fiscal 2013, the Company performed an impairment analysis with respect to the carrying value of the goodwill in the IZI Medical Products reporting unit.  Based on the testing performed, the Company recorded a non-cash goodwill impairment charge of $22,700.  The tax benefit associated with this charge was $4,900.

Changes in the carrying amount of goodwill by reportable segment for the nine months ended June 30, 2014 were as follows:

	Radiation Measurement	Medical Physics	Medical Products	Total
Balance as of September 30, 2013	$20,456	$22,611	$41,369	$84,436
Increase related to acquisitions	-	-	1,781	1,781
Effects of foreign currency	(199)	-	(5)	(204)
Goodwill impairment charges			(41,368)	(41,368)
Goodwill, net as of June 30, 2014	$20,257	$22,611	$1,777	$44,645

For a detailed discussion of the Company’s critical accounting policies, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Annual Report on Form 10-K/A for the year ended September 30, 2013.

Results of Operations

Comparison of the third fiscal quarter ended June 30, 2014 and the third fiscal quarter ended June 30, 2013

Revenues for the third fiscal quarter of 2014 were $34.8 million, a decrease of $1.8 million, or 4.9%, compared with revenues of $36.6 million for the third fiscal quarter of 2013. The Radiation Measurement segment experienced a decrease of $2.2 million, due primarily to the timing of Radwatch sales.  In addition, the Company recorded a $0.9 million adjustment to correct the timing of revenue recognition related to dosimeter wear periods and a $0.5 million adjustment to correct revenue recorded in the second fiscal quarter of 2014.  The decrease in Radiation Measurement revenues was partially offset by increased revenues in the Medical Physics segment of $0.3 million.

Cost of sales were essentially flat at $18.0 million for the third fiscal quarter of 2014 and 2013. The gross margin rate decreased from 50.9% for the third fiscal quarter of 2013 to 48.3% for the third fiscal quarter of 2014 as a result of the decrease in revenues of our Radiation Measurement products.

Selling, general and administrative expenses for the third fiscal quarter of 2014 were $13.8 million, an increase of $1.2 million, or 9.5%, compared with operating expenses of $12.6 million for the third fiscal quarter of 2013. The increase in selling, general and administrative expenses resulted primarily from increased bad debt expense of $0.7 million and professional fees of $0.5 million. The increase in the bad debt expense was driven by a provision recorded for three customers during the third fiscal quarter of 2014.

Operating loss for the third fiscal quarter of 2014 was $60.8 million, compared with an operating loss of $16.8 million for the third fiscal quarter of 2013. The increase in the operating loss was driven by a $62.2 million goodwill and intangible assets impairment charge recorded in the third fiscal quarter of 2014.  The Company recorded a $22.7 million goodwill impairment charge in the same period in fiscal 2013.

Equity in income of joint ventures for the third fiscal quarter of 2014 was $0.3 million, a decrease of $0.2 million, or 40.0%, from the prior year third fiscal quarter amount of $0.5 million, due primarily to the timing of military orders.

The effective tax rate for the third fiscal quarter of 2014 and 2013 was 40.8% and 21.6%, respectively.  The increase in the effective tax rate was driven by the effect of certain permanent items having a greater impact on our effective tax rate due to a lower level of book income.

Net loss attributable to Landauer for the third fiscal quarter of 2014 was $36.6 million, compared with a net loss of $13.8 million in the third fiscal quarter of 2013.  The larger net loss was primarily related to the higher impairment charges and to $1.6 million of reorganization expenses, partially offset by a larger tax benefit.

Change in Segment Presentation

During the first fiscal quarter of 2014, the Company changed the presentation of its reporting segments to separately disclose certain ‘corporate expenses’ that had previously been reported within the Radiation Measurement segment.  As a result, the current segment disclosures will reflect three reporting segments: Radiation Measurement, Medical Physics and Medical Products, and one functional group: Corporate.

Radiation Measurement Segment

Radiation Measurement revenues for the third fiscal quarter of 2014 were $24.2 million, a decrease of $2.2 million, or 8.3%, from the third fiscal quarter of 2013 of $26.4 million. The decrease in revenues was due primarily to lower Radwatch revenues of $1.3 million, driven by the timing of military orders.  In addition, the Company recorded an adjustment to revenue of $0.9 million in the third fiscal quarter of 2014 to correct the dosimeter wear periods used to compute service revenue.  Operating income for the third fiscal quarter of 2014 was $6.3 million, a decrease of $2.4 million, or 27.6%, compared to operating income of $8.7 million for the third fiscal quarter of 2013. The decrease in operating income was due to a $1.4 million decrease in gross margin resulting from the decrease in revenues as well as a $1.1 million increase in selling, general and administrative expenses due to higher bad debt expense and professional fees.

Medical Physics Segment

Medical Physics revenues for the third fiscal quarter of 2014 were $8.2 million, an increase of $0.3 million, or 3.8%, as compared to $7.9 million for the third fiscal quarter of 2013. The increase in revenue is primarily attributable to increased imaging services.  Medical Physics operating income for the third fiscal quarter of 2014 was $0.4 million as compared to $1.0 million in the third fiscal quarter of 2013.  The decrease in operating income was primarily due to increased staffing expenses of $0.7 million to support additional contracts in the imaging division and to support the continued advancement of the segment’s system-sell initiatives.

Medical Products Segment

Medical Products revenues of $2.4 million for the third fiscal quarter of 2014 were relatively flat compared to $2.3 million for the third fiscal quarter of 2013.  Operating loss for the third fiscal quarter of 2014 was $62.4 million as compared to $22.6 million in the third fiscal quarter of 2013.  The Company recorded a $62.2 million goodwill and intangible assets impairment charge for the third fiscal quarter of 2014 compared to a $22.7 million goodwill impairment charge in the same period in fiscal 2013.

Corporate Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses reflect costs associated with supporting the entire Company, including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology management, as well as other costs required to support the Company.  Corporate expenses for the third fiscal quarter of 2014 were $5.1 million, an increase of $1.2 million as compared to $3.9 million in the third fiscal quarter of 2013.  The increase was due primarily to reorganization costs, primarily severance, recorded during the third fiscal quarter of 2014.

Comparison of the nine months ended June 30, 2014 and the nine months ended June 30, 2013

Revenues for the first nine months of fiscal 2014 were $112.0 million, an increase of $1.7 million, or 1.4%, compared with revenues of $110.3 million for the first nine months of fiscal 2013. The Radiation Measurement segment experienced an increase of $1.1 million, due primarily to an increase in revenue from international operations, partially offset by a $0.9 million adjustment to correct the timing of revenue recognition related to dosimeter wear periods.  Medical Physics segment revenues increased by $0.8 million due primarily to increased imaging services, offset by decreased Medical Products revenue of $0.3 million as a result of decreased Spherz pricing and shipments.

Cost of sales for the first nine months of fiscal 2014 were $54.5 million, an increase of $2.9 million, or 5.6%, compared with cost of sales of $51.6 million for the first nine months of fiscal 2013. The cost of sales increase was due primarily to increased labor to support additional contracts in the Medical Physics imaging division.  In addition, cost of sales increased in the Medical Products segment due to an increase in the volume of surgical accessory sales.

Selling, general and administrative expenses for the first nine months of fiscal 2014 were $41.9 million, an increase of $3.4 million, or 8.8%, compared with operating expenses of $38.5 million for the first nine months of fiscal 2013. The selling, general and administrative expense increase was due primarily to increased research and development expenses of $2.1 million related to the Company’s next generation dosimetry platform.  In addition, the increase was due to higher bad debt expense of $0.8 million and higher professional fees and outside services of $0.7 million.

In the first nine months of fiscal 2014, we incurred $1.5 million of reorganization costs and $0.3 million of acquisition and other related expenses, as compared to $0.4 million in the first nine months of fiscal 2013, primarily due to acquisitions in the Medical Products segment.

Operating loss for the first nine months of fiscal 2014 was $48.4 million compared with an operating loss of $2.9 million for the first nine months of fiscal 2013. The higher loss was due primarily to an increase in goodwill and intangible asset impairments as well as reorganization costs.

Equity in income of joint ventures for the first nine months of fiscal 2014 was $1.4 million, a decrease of $1.2 million from the prior fiscal year’s first nine months amount of $2.6 million, due primarily to the timing of military orders.

The effective tax rate was an expense of 43.4% and a benefit of (4.6%) for the first nine months of fiscal 2014 and 2013, respectively.  The increase in the effective tax rate was driven by the effect of certain permanent items having a greater impact on our effective tax rate due to a lower level of book income.

Net loss attributable to Landauer for the first nine months of fiscal 2014 was $28.6 million compared with net loss of $3.7 million in the first nine months of fiscal 2013.  The larger net loss was primarily related to the higher impairment charges and to $1.8 million of reorganization expenses, partially offset by a larger tax benefit.

Radiation Measurement Segment

Radiation Measurement revenues for the first nine months of fiscal 2014 were $81.1 million, an increase of $1.1 million, or 1.4%, from the first nine months of fiscal 2013 of $80.0 million. The increase was due primarily to increases in revenues at international subsidiaries of $2.9 million, partially offset by a decrease in Radwatch revenues of $1.0 million, driven by the timing of military orders.  In addition, the Company recorded an adjustment to revenue of $0.9 million to correct the dosimeter wear periods used to compute service revenue.  Operating income for the first nine months of fiscal 2014 was $25.2 million, a decrease of $3.1 million, or 11.0%, compared to operating income of $28.3 million for the first nine months of fiscal 2013. The decrease in operating income was due to increased research and development expenses of $2.1 million for the advancement of the Company’s next generation dosimeter, as well as higher bad debt expenses and professional fees.

Medical Physics Segment

Medical Physics revenues for the first nine months of fiscal 2014 were $23.9 million, an increase of $0.8 million, or 3.5%, as compared to $23.1 million for the first nine months of fiscal 2013. The increase in revenue is primarily attributable to increased imaging services.  Medical Physics operating income for the first nine months of fiscal 2014 was $1.5 million as compared to $2.6 million in the first nine months of fiscal 2013.  The decrease in operating income was primarily due to increased staffing expenses of $0.7 million to support additional contracts in the imaging division and to support the continued advancement of the segment’s system-sell initiatives.

Medical Products Segment

Medical Products revenues for the first nine months of fiscal 2014 were $6.9 million, a decrease of $0.3 million, or 4.2%, compared to $7.2 million for the first nine months of fiscal 2013.  The decrease in revenues of $0.3 million is due primarily to the decline in the Spherz selling price and shipments.  Operating loss for the first nine months of fiscal 2014 was $63.0 million as compared to operating loss of $21.6 million for the first nine months of fiscal 2013.  The Company recorded a $62.2 million goodwill and intangible assets impairment charge for the third fiscal quarter of 2014 compared to a $22.7 million goodwill impairment charge in the same period in 2013.

Corporate Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses reflect costs associated with supporting the entire Company, including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology management, as well as other costs required to support the Company.  Corporate expenses were essentially flat at $12.1 million for the first nine months of fiscal 2014 and 2013.

Fiscal 2014 Revised Outlook

Landauer’s business plan for fiscal 2014 currently anticipates aggregate revenues for the year to be in the range of $150.0 to $160.0 million, and reflects the uncertainty of government funding during fiscal 2014 related to the military equipment sales opportunities the Company has developed.  The Company also anticipates that the effective tax rate for the full fiscal year will now be within a range of 42% to 45%.

Liquidity and Capital Resources

The Company’s principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions.  The Company’s cash-generating capability is one of its fundamental strengths and provides it with substantial financial flexibility in meeting operating and investing needs.

The following table sets forth a summary of the Company’s cash flows:

	Nine Months Ended June 30,
	2014	2013
Net cash provided by (used by):
Operating activities	$26,681	$19,464
Investing activities	(5,893)	(9,990)
Financing activities	(20,822)	(17,905)
Effects of foreign currency translation	4	(205)
Net decrease in cash and cash equivalents	$(30)	$(8,636)

Cash provided by operating activities for the first nine months of fiscal 2014 was $26.7 million, an increase of $7.2 million over the same fiscal period in 2013.  The increase was primarily due to lower levels of core working capital (significantly trade receivables and deferred income), partially offset by higher operating expenses.

Cash used by investing activities for the first nine months of fiscal 2014 was $5.9 million compared to $10.0 million in the same fiscal period of 2013. The primary difference was due to a reduction in capital spending, partially offset by the acquisition of a small German distributor for $1.8 million.

Cash used by financing activities for the first nine months of fiscal 2014 was $20.8 million compared to $17.9 million in the same fiscal period of 2013.  The increase was primarily due to repayments on long-term borrowings.  As of June 30, 2014, the Company had $36.7 million of unused availability under its current $175.0 million credit facility, which provides adequate liquidity to meet its current and anticipated obligations. During the first nine months of fiscal 2014 and 2013, the Company paid cash dividends of $15.8 million and $15.7 million, respectively.

The Company expects to meet short-term liquidity requirements (including capital expenditures) through net cash from operating activities and cash on hand. As of June 30, 2014, long-term liquidity requirements consist primarily of obligations under the long-term debt obligations.  The Company does not have any required debt repayments until August 2, 2018 when the debt facility expires.  On June 30, 2014 the Company entered into a First Amendment to Amended and Restated Credit Agreement with BMO Harris Bank N.A., as administrative agent and the lenders that are party thereto.  The Amendment amends the Credit Agreement entered into among the Borrowers, the Administrative Agent and the Lenders on August 2, 2013.

This Amendment amended, among other things, (i) the definition of Capital Expenditures and EBITDA and (ii) kept the fixed charge coverage ratio covenant and the leverage ratio covenant constant (1.10 to 1.00 and 3.50 to 1.00, respectively) through the remainder of the term of the Credit Agreement instead of tightening to 1.15 to 1.00 and 3.25 to 1.00, respectively, at September 30, 2015.  The Company was in compliance with all covenants as of June 30, 2014.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations since the end of fiscal year 2013 through June 30, 2014.

Forward-Looking Statements

Certain matters contained in this report, including the information contained under the heading “Fiscal 2014 Outlook,” constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties.  These include the following, without limitation: assumptions, risks and uncertainties associated with the Company’s future performance, the Company’s development and introduction of new technologies in general; the ability to protect and utilize the Company’s intellectual property; events or circumstances which result in an impairment of assets, including but not limited to, goodwill and identifiable intangible assets; continued customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (“OSL”) technology to new platforms and formats; military and other government funding for the purchase of certain of the Company’s equipment and services; the impact on sales and pricing of certain customer group purchasing arrangements; changes in spending or reimbursement for medical products or services; the costs associated with the Company’s research and business development efforts; the usefulness of older technologies and related licenses and intellectual property; the effectiveness of and costs associated with the Company’s IT platform enhancements; the anticipated results of operations of the Company and its subsidiaries or ventures; valuation of the Company’s long-lived assets or business units relative to future cash flows; changes in pricing of services and products; changes in postal and delivery practices; the Company’s business plans; anticipated revenue and cost growth; the ability to integrate the operations of acquired businesses and to realize the expected benefits of acquisitions; the risks associated with conducting business internationally; costs incurred for potential acquisitions or similar transactions; other anticipated financial events; the effects of changing economic and competitive conditions, including instability in capital markets which could impact availability of short and long-term financing; the timing and extent of changes in interest rates; the level of borrowings; foreign exchange rates; government regulations; accreditation requirements; changes in the trading market that affect the costs of obligations under the Company’s benefit plans; and pending accounting pronouncements.  These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from what is anticipated today.  These risks and uncertainties also may result in changes to the Company’s business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses.  Additional information may be obtained by reviewing the information set forth in Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures about Market Risk” and information contained in the Company's Annual Report on Form 10-K/A for the year ended September 30, 2013 and other reports filed by the Company, from time to time, with the SEC. The Company does not undertake, and expressly disclaims, any duty to update any forward-looking statement whether as a result of new information, future events or changes in the Company’s expectations, except as required by law.

Item 3.quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, including changes in foreign currency exchange rates.  These risks are set forth in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2013.  The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through June 30, 2014.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended.

Based upon that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as a result of the material weaknesses that existed in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The two material weaknesses are as follows:

•

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

•

We did not maintain effective controls over accounting for revenue contracts. Specifically, we did not design and maintain effective controls to ensure that revenue was recognized in accordance with contractually established terms and conditions.  This material weakness resulted in the misstatement of revenue and the deferred revenue liability.  The Company recorded an adjustment to correct these errors in the three and nine month periods ended June 30, 2014.  Additionally, this control deficiency could result in misstatements of revenue and the deferred revenue liability that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected on a timely basis.  Accordingly, our management has determined that this control deficiency constitutes a material weakness.

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

Plan for Remediation of the Material Weaknesses

In response to the material weaknesses described above, our management, with the oversight from our Audit Committee of the Board of Directors, has taken steps and plans to take additional measures to remediate the underlying causes of the material weaknesses.  Our remediation plans related to the preparation and review of the Consolidated Statements of Cash Flows include enhancements to increase the effectiveness of review over nonrecurring transactions and adjustments pertaining to purchases of property, plant, and equipment.  In addition, our remediation plans related to the accounting for revenue contracts include certain enhancements to the processes described below to ensure appropriate revenue recognition in accordance with contractual terms.  We can provide no assurance at this time that management will be able to report that our internal control over financial reporting is effective as of September 30, 2014.  Until the remediation steps set forth below are fully implemented for a sufficient period of time, the material weaknesses described above will continue to exist.

In response to the material weakness identified related to the preparation and review of the Consolidated Statements of Cash Flows, we are taking the following actions to improve the design of our internal control in order to remediate this weakness:

•	Enhance our checklist to identify the most common elements of investing and financing activities, including nonrecurring transactions and adjustments;
•

Enhance our process to accurately estimate adjustments pertaining to purchases of property, plant and equipment.  We will also improve the precision of our review of adjustments made to the Consolidated Statement of Cash Flows as well as the templates and supporting schedules that support the Statement of Cash Flows; and

•

Enhance our templates and supporting schedules that facilitate the preparation of the Consolidated Statement of Cash Flows.  We have also implemented additional procedures for the review of these supporting schedules.

In response to the material weakness identified related to the accounting for revenue contracts, we intend to take the following actions to improve the design of our internal control in order to remediate this weakness:

•	Improve our process to evaluate the accounting for terms in revenue contracts;
•

Enhance our procedures to ensure the proper communication, approval and accounting review of sales contracts.  In particular, we will implement a formal process to evaluate the accounting for contracts identified by our delegation of authority approval process;

•

Implement a process to accurately estimate adjustments pertaining to the deferred revenue liability.  In particular, we will improve the precision of review of the badge wear dates within our ERP system.

We believe these additional internal controls will be effective in remediating the material weaknesses described above.  As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or determine to modify the remediation plan described above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

PART II  OTHER INFORMATION

Item 1.Legal Proceedings

The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business.  The Company does not believe that any such litigation pending as of June 30, 2014, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

Item 1A.Risk Factors

Information regarding risk factors are set forth in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2013.  The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through June 30, 2014, other than the following new risk factor:

We have identified two material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

The Company has concluded that there are two material weaknesses in internal control over financial reporting, as we did not maintain effective internal controls over the preparation and review of the Consolidated Statements of Cash Flows, and we did not maintain effective controls over accounting for revenue contracts. Management has determined that the disclosure controls and procedures and internal control over financial reporting were not effective as of June 30, 2014.

Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The existence of these issues could adversely affect the Company. As described in Part I, Item 4 “Controls and Procedures—Plan for Remediation of the Material Weaknesses” in this Form 10-Q, there are plans to take measures to remediate the underlying causes of the material weaknesses primarily by enhancing processes to increase the effectiveness of review over nonrecurring transactions and adjustments pertaining to purchases of property, plant and equipment as well as our procedures to ensure the proper communication, approval and accounting review of sales contracts.

The Company believes these additional internal controls will be effective in remediating the material weaknesses related to the preparation and review of the Consolidated Statements of Cash Flows and accounting for revenue contracts. As the Company continues to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or determine to modify the remediation plans. If the Company is unable to successfully remediate these material weaknesses and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and the Company may be unable to maintain compliance with applicable stock exchange listing requirements.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its equity securities from the end of the preceding fiscal year through June 30, 2014 includes the deemed surrender of existing shares of Landauer common stock to the Company by stock-based compensation plan participants to satisfy the exercise price or tax liability of employee stock awards at the time of exercise or vesting.  These surrendered shares are not part of any publicly announced share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2013	105	$51.26	-	-
November 1 - November 30, 2013	1,426	47.80	-	-
December 1 - December 31, 2013	3,260	52.16	-	-
Quarter ended December 31, 2013	4,791	$50.84	-	-
January 1 - January 31, 2014	541	$52.56	-	-
February 1 - February 28, 2014	-	-	-	-
March 1 - March 31, 2014	-	-	-	-
Quarter ended March 31, 2014	541	$52.56	-	-
April 1 - April 30, 2014	-	$-	-	-
May 1 - May 31, 2014	2,001	45.19	-	-
June 1 - June 30, 2014	2,561	43.86	-	-
Quarter ended June 30, 2014	4,562	$44.44	-	-

Item 3.Defaults Upon Senior Securities

Not Applicable

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

Not Applicable

Item 6.Exhibits

10.1*

First Amendment to Amended and Restated Credit Agreement among Landauer, Inc., Global Physics Solutions, Inc. and IZI Medical Products, LLC (collectively, the “Borrowers”) with BMO Harris Bank N.A., as administrative agent (the “Administrative Agent”), and the lenders that are party thereto (collectively, the “Lenders”)

10.2	Offer Letter between the Company and Mark Zorko, dated as of June 17, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 23, 2014

10.3	Separation Agreement between the Company and Michael K. Burke, dated as of June 17, 2014, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated June 23, 2014

31.1*	Certification of William E. Saxelby, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mark A. Zorko, Interim Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of William E. Saxelby, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Mark A. Zorko, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL INSTANCE FILE

101.SCH**	XBRL SCHEMA FILE

101.CAL**	XBRL CALCULATION FILE

101.DEF**	XBRL DEFINITION FILE

101.LAB**	XBRL LABEL FILE

101.PRE**	XBRL PRESENTATION FILE

* Filed herewith
** Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

8
11

LANDAUER, INC.

Date: August 11, 2014	/s/ Mark A. Zorko
Mark A. Zorko
Interim Chief Financial Officer (Principal Financial Officer)