Form 10-K
period 2014-09-30
LANDAUER INC
filed 2015-02-03
CIK 825410

United States

Securities and Exchange Commission

Washington, DC 20549

form 10-K

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [     ]     No [  X  ]

As of March 31, 2014 the aggregate market value, based upon the closing price on the New York Stock Exchange, of the voting and non-voting common equity held by non-affiliates was approximately $310,000,000. The number of shares of common stock ($0.10 par value) outstanding as of January 29, 2015 was 9,560,674.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement in connection with the March 6, 2015 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10‑K.

EXPLANATORY NOTE

In connection with the preparation of the consolidated financial statements for the fiscal year ended September 30, 2014, the Company identified errors in its previously issued financial statements.  In accordance with accounting guidance presented in ASC 250-10 and SEC Staff Accounting Bulletin No. 99, Materiality, management assessed the materiality of these errors and concluded that they were material to the Company’s previously issued financial statements. The Company will restate its previously issued financial statements as of and for the fiscal year ended September 30, 2013 and the interim periods ended June 30, 2014, March 31, 2014, December 31, 2013, June 30, 2013, March 31, 2013 and December 31, 2012 to correct for these errors.  In addition, the Company will revise its financial statements as of and for the fiscal years ended September 30, 2012.  Following is a description of the corrections:

Income Taxes - The Company did not properly allocate income between taxing jurisdictions for certain items.  This resulted in the misstatement of income tax expense (benefit), prepaid taxes, current and deferred tax assets and liabilities, other accrued expenses and accumulated other comprehensive income.

Revenue and accounts receivable - The Company identified the following errors related to revenue recognition and the accounting for receivables:

•	The Company did not properly defer revenue for the portion of the badge wear period remaining at the end of each month. This resulted in the misstatement of revenue and the deferred revenue liability.

•

The Company did not recognize revenue for certain customers in accordance with contractually established terms and conditions.  This resulted in the misstatement of revenue, cost of sales, inventory and the deferred revenue liability.

•

Revenue was recognized for certain product sales prior to the transfer of the risk of loss to customers.  This resulted in the misstatement of revenue, cost of sales, inventory and the deferred revenue liability.

•	Credit memos were issued and posted to customers’ accounts prior to recognition of the related revenue. This resulted in the misstatement of revenue and receivables, net of allowances.

•

The Company did not properly record an allowance for credit memos to be issued to customers in the same periods as the related revenue.  This resulted in the misstatement of revenue and receivables, net of allowances.

•

The Company utilized a methodology at one of its foreign subsidiaries to record an allowance for doubtful accounts that did not properly estimate future bad debts based on the subsidiary’s historical experience.  As a result, the Company did not record an allowance for certain significantly aged receivables and bad debt expense was not recorded in the proper periods.  This resulted in the misstatement of selling, general and administrative expenses and receivables, net of allowances.

Dosimetry devices – The Company did not properly account for certain dosimetry devices, based on the expected useful life of the devices as determined by the wear period of the related badges.  This resulted in a misstatement of cost of sales and dosimetry devices, net of accumulated depreciation.

Long-term investments – The Company recorded fixed income mutual fund investments held by one of its foreign subsidiaries as cash, instead of properly classifying them as available-for-sale securities.  As a result, both realized and unrealized gains were incorrectly recorded as interest income.  This resulted in the misstatement of interest expense, net, other income (expense), net, net income attributed to noncontrolling interest, comprehensive income, cash, other assets, accumulated other comprehensive income, and noncontrolling interest.

Sales taxes – The Company did not collect and remit sales taxes to the proper taxing jurisdictions.  This resulted in the misstatement of selling, general and administrative expenses and other accrued expenses.

Intangible assets – The Company’s intangible assets include purchased customer lists, licenses, patents, trademarks and tradenames. These assets are recorded at fair value and assigned estimated useful lives at the time of acquisition. The Company did not properly amortize certain customer lists and trademarks based on their assigned useful lives and, therefore, did not record amortization expense in the proper periods.  This resulted in a misstatement of selling, general and administrative expenses and intangible assets, net of accumulated amortization.

Equity in joint ventures – The Company identified the following errors related to accounting for its joint ventures:

•

Entities in which the Company does not have a controlling financial interest but is considered to have significant influence are accounted for on the equity method. Under the equity method, a company records its share of net income or loss of an investment based on its percentage ownership.  During fiscal 2012 and 2013, the Company did not record its share of equity in certain joint ventures in the proper periods.

•

The Company did not properly eliminate intra-entity profit on sales to one of its joint ventures accounted for on the equity method.  This resulted in the misstatement of equity in income of joint ventures and equity in joint ventures (investment account).

•

Revenue was recorded at one of the Company’s joint ventures on equipment sales prior to transfer of the risk of loss to the customer.  As a result, the Company did not record its share of equity in the joint venture in the proper periods.

Employee bonuses – The Company maintains non-equity incentive bonus plans for certain employees.  Annual awards are paid based on established targets. At the end of fiscal 2012, the Company did not properly adjust its accrual for bonuses based on performance against established targets for the year and, therefore, did not record compensation expense in the proper period.  This resulted in a misstatement of selling, general and administrative expenses and accrued compensation and related costs.

Foreign currency transaction gains and losses – The Company did not properly account for gains and losses on certain transactions denominated in currencies other than the functional currency.  This resulted in the misstatement of other income (expense), net and accumulated other comprehensive income.

In connection with the restatement, management concluded that material weaknesses existed in the Company’s internal control over financial reporting. See Part II – Item 9A. “Controls and Procedures.”

Notwithstanding the items identified above, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly state in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Table of Contents

PART I

Forward-Looking Statements

Certain matters contained in this report constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties.  These include the following, without limitation: assumptions, risks and uncertainties associated with the Company’s future performance, the Company’s development and introduction of new technologies in general; the ability to protect and utilize the Company’s intellectual property; events or circumstances which result in an impairment of assets, including but not limited to, goodwill and identifiable intangible assets; continued customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (“OSL”) technology to new platforms and formats; military and other government funding for the purchase of certain of the Company’s equipment and services; the impact on sales and pricing of certain customer group purchasing arrangements; changes in spending or reimbursement for medical products or services; the costs associated with the Company’s research and business development efforts; the usefulness of older technologies and related licenses and intellectual property; the effectiveness of and costs associated with the Company’s IT platform enhancements; the anticipated results of operations of the Company and its subsidiaries or joint ventures; valuation of the Company’s long-lived assets or business units relative to future cash flows; changes in pricing of services and products; changes in postal and delivery practices; the Company’s business plans; anticipated revenue and cost growth; the ability to integrate the operations of acquired businesses and to realize the expected benefits of acquisitions; the risks associated with conducting business internationally; costs incurred for potential acquisitions or similar transactions; other anticipated financial events; the effects of changing economic and competitive conditions, including instability in capital markets which could impact availability of short and long-term financing; the timing and extent of changes in interest rates; the level of borrowings; foreign exchange rates; government regulations; accreditation requirements; changes in the trading market that affect the costs of obligations under the Company’s benefit plans; and pending accounting pronouncements.  These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from what is anticipated today.  These risks and uncertainties also may result in changes to the Company’s business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses.  Additional information may be obtained by reviewing the information set forth in Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures about Market Risk” and information contained in the Company's reports filed, from time to time, with the SEC. The Company does not undertake, and expressly disclaims, any duty to update any forward-looking statement whether as a result of new information, future events or changes in the Company’s expectations, except as required by law.

Item 1.Business

General Description

Landauer, Inc. is a Delaware corporation organized on December 22, 1987. As used herein, the “Company”, “we”, “our”, “us” or “Landauer” refers to Landauer, Inc. and its subsidiaries. The Company’s shares are listed on the New York Stock Exchange under the symbol LDR.

Landauer is a leading global provider of technical and analytical services to determine occupational and environmental radiation exposure, the leading domestic provider of outsourced medical physics services, and a provider of radiology related medical products. Since November 2011, the Company has operated in three primary business segments: Radiation Measurement, Medical Physics and Medical Products.  Radiation Measurement has been the core business for over 60 years. The Company has provided complete radiation dosimetry services to hospitals, medical and dental offices, universities, national laboratories, nuclear facilities and other industries in which radiation poses a potential threat to employees. Landauer’s services include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from customers, and the analysis and reporting of exposure findings. These services are provided to approximately 1.8 million individuals globally. In addition to providing analytical services, the Company may sell dosimetry detectors and reading equipment to large customers that want to manage their own dosimetry programs, or into smaller international markets in which it is not economical to establish a direct service.

The majority of Radiation Measurement revenues are realized from radiation measurement services and other services incidental to radiation dose measurement. The Company enters into agreements with customers to provide them with radiation measurement services, generally for a twelve-month period. Such agreements generally have a high renewal rate, resulting in customer relationships that are generally stable and recurring. As part of its services, the Company provides to its customers radiation detection badges, which are produced and owned by the Company. The badges are worn for a period selected by the customer (“wear period”), which is usually one, two, or three months in duration. At the end of the wear period, the badges are returned to the Company for analysis. The Company analyzes the badges that have been worn and provides the customer with a report indicating their radiation exposures. The Company recycles certain badge components for reuse, while also producing replacement badges on a continual basis.

The Company offers its service for measuring the dosages of x-ray, gamma radiation and other penetrating ionizing radiations to which the wearer has been exposed, primarily through badges, which contain OSL material, and are worn by customer personnel. This technology is marketed under the trade names Luxel+® and InLight®.

A key component of the Company’s dosimetry system is OSL crystal material. Radiation Measurement operates a crystal manufacturing facility in Stillwater, Oklahoma. The Company’s base OSL material is manufactured utilizing a proprietary process to create aluminum oxide crystals in a unique structure that is able to retain charged electrons following the crystal’s exposure to radiation.

Radiation Measurement’s InLight dosimetry system provides in-house and commercial laboratories with the ability to provide in-house radiation measurement services using OSL technology. InLight services may involve a customer acquiring dosimetry devices as well as analytical reading equipment from the Company. The system is based on the Company’s proprietary technology and instruments, and dosimetry devices developed in Japan. The InLight system allows customers the flexibility to tailor their precise dosimetry needs.

Radiation Measurement’s RadWatch and RadLight system provides the military and first responder user with a portable, field-ready option for tactical radiation monitoring using OSL technology.  RadWatch and RadLight is offered through a joint venture with Yamasato, Fujiwara, Higa & Associates, Inc. (“YFH”) doing business as Aquila Group.  RadWatch and RadLight solution fulfills a recognized gap for acquiring a legal dose of record for radiation emergency response teams.

Other radiation measurement-related services (“ancillary services”) augment the basic radiation measurement services that the Company offers, providing administrative and informational tools to customers for the management of their radiation safety programs.

In October 2009, Landauer acquired a dosimetry service in Sweden, now called Landauer Persondosimetri AB (“PDM”).  In November 2009, Landauer completed the acquisition of Gammadata Mätteknik AB (“GDM”), a Swedish provider of radon measurement services. GDM is based near Stockholm, Sweden and provides measurement services throughout the Scandinavian region and Europe.  As of November 2011, GDM and PDM are known as Landauer Nordic AB. In December 2010, the Company established an unconsolidated joint venture in Turkey, which provides radiation measurement services.  In August 2012, the Company invested $11.8 million for a 49% minority interest in YFH, doing business as Aquila Group, a small business supplier to the International Atomic Energy Agency and the U.S. Military.  The Company provides dosimetry parts to Aquila Group for their military contract.

Medical physics services are provided through the Company’s Landauer Medical Physics (“LMP”) division. In November 2009, Landauer completed its first LMP acquisition by acquiring Global Physics Solutions, Inc. (“GPS”). With primary offices in Illinois and New York, LMP has operations throughout the United States (“U.S.”). The Company uses LMP as a platform to expand into the medical physics services market, serving domestic hospitals, radiation therapy centers and imaging centers. LMP is the leading nationwide service provider of clinical physics support, equipment commissioning and accreditation support and imaging equipment testing. Clinical physics support is provided by medical physicists, who individually focus on either imaging or therapeutic medical physics. Imaging physicists are concerned primarily with the radiation delivered by imaging equipment, image quality and compliance with safe practices in nuclear pharmacies. Therapeutic physicists are concerned with the safe delivery of radiation in cancer treatment. Therapeutic physicists contribute to the development of therapeutic techniques, collaborate with radiation oncologists to design treatment plans, and monitor equipment and procedures to ensure that cancer patients receive the prescribed dose of radiation to the correct location. Both specialties are aligned with critical treatment trends in the continued increase in utilization of radiation for the diagnosis and treatment of disease. The ability to target treatments and reduce the impact of surgical procedures is often aided by imaging and therapeutic techniques. In June 2010, Landauer, through its Medical Physics segment, completed the acquisition of the assets of Upstate Medical Physics (“UMP”), a provider of imaging physics services in upstate New York. In addition, four smaller regional practices were also acquired in fiscal 2011 and 2012 to augment the LMP operations. The Company reports the operating results of LMP in the Medical Physics reporting segment.

In November 2011, Landauer completed the acquisition of IZI Medical Products, LLC (“IZI”), which is headquartered in Maryland. The Company completed the acquisition of IZI as a platform to expand into the radiation oncology, radiology, and image guided surgery end markets of its Medical Products segment. IZI is a provider of high quality medical consumable accessories used in radiology, radiation therapy, and image guided surgical procedures.  IZI’s medical accessories range from consumables used with magnetic resonance imaging (“MRI”), computed tomography (“CT”), and mammography technologies to highly engineered passive reflective markers used during image guided surgical procedures.  In alignment with treatment trends which increasingly utilize radiation for the diagnosis and treatment of disease, as well as growing demand for minimally invasive procedures, IZI products provide the ability to increase procedural accuracy while decreasing procedural time.  In December 2013, the Company completed the acquisition of ilumark GmbH, a German limited liability company (“ilumark”), which provides sterile, single-use retro-reflective navigation markers for image guided surgery systems using passive tracking technology.  The Company reports the operating results of IZI and ilumark in the Medical Products reporting segment.

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

Marketing and Sales

Landauer’s Radiation Measurement services and products are marketed in the U.S. and Canada primarily by full-time Company personnel located in 11 sales regions.    The Company’s non-U.S. and Canadian Radiation Measurement services and products are marketed through its wholly- owned subsidiaries operating in the United Kingdom, France and Sweden, its joint ventures in Japan and Turkey and its consolidated subsidiaries in Brazil, Australia, Mexico and China. Other firms and individuals market the Company’s radiation measurement products and services on a distributorship or commission basis, generally to small customers or in geographic regions in which the Company does not have a direct presence.

Worldwide, the Company’s Radiation Measurement segment serves approximately 51,000 customers representing approximately 1.8 million individuals annually. The customer base is diverse and fragmented with no single customer representing greater than 2% of revenue. Typically, a customer will contract on a subscription basis for one year of service in advance, representing monthly, bimonthly, quarterly, semi-annual or annual badges, readings and reports. Customer relationships in the radiation measurement market are generally stable and recurring. Details of the Company’s revenue recognition and deferred contract revenue policy are set forth in the “Critical Accounting Policies” section of Item 7 of this Annual Report on Form 10-K.

The Company’s U.S. and Canadian Radiation Measurement services are largely based on the Luxel+ dosimeter system in which all analyses are performed at the Company’s laboratories in Glenwood, Illinois. Luxel+ employs the Company’s proprietary OSL technology. The Company’s InLight dosimetry system enables certain customers to make their own measurements using OSL technology.

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

Medical Physics outsourced services are marketed to hospitals and free-standing cancer centers or free-standing imaging centers across the U.S. The Company’s medical physicists partner with other healthcare professionals to deliver services to address evolving technology, safety and regulatory needs, with the objective of improving patient outcomes through safe and effective use of radiation in medicine.  The services are marketed to radiation oncology and imaging customers by a team of business development professionals supported by LMP’s senior leadership and physicists.

Medical Products markets to buyers at several stages along the supply chain including distributors, manufacturers of image guided navigation equipment, and product end users such as community hospitals, radiation oncology clinics, mammography clinics, and imaging centers. Products are marketed in the U.S. and Canada primarily by full-time Company telesales representatives located in Maryland. Outside of the U.S. and Canada, the Company primarily utilizes the companies that manufacture image-guided navigation equipment to market and distribute the navigation products. The Company uses distributors to sell its radiology and radiation therapy products.

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

Patents

The Company holds exclusive worldwide licenses to patent rights for certain technologies that measure and image radiation exposure to crystalline materials when stimulated with light. These licenses were acquired by the Company from Oklahoma State University (“OSU”) as part of collaborative efforts to develop and commercialize a new generation of radiation dosimetry technology. The underlying patents for these licenses expire in 2023.   The OSU patents are specific to the stimulation process, imaging and data interpretation. As of September 30, 2014, the Company is using OSL technology to provide dosimetry services to the majority of its domestic and international customers. Landauer from time to time evaluates the continued need and benefits of licensing certain patent rights and may discontinue such licenses in instances where Landauer does not believe that such licenses remain necessary.

Additionally, the Company holds certain patents, generated from the Company’s research and development activities that relate to various dosimeter designs, radiation measurement materials and methods, optical data storage techniques using aluminum oxide and marking technologies used in radiology, radiation therapy and image-guided procedures. These patents expire between 2015 and 2034.

Rights to inventions of employees working for the Company are assigned to the Company.

Raw Materials

The Company has multiple sources for most of its raw materials and supplies, and believes that the number of sources and availability of these items are adequate. Landauer internally produces certain of its required materials, such as OSL detector materials and plastic badge holders. All crystal materials used in the Company’s OSL technology are produced at the Company’s crystal manufacturing facility in Stillwater, Oklahoma. The InLight dosimetry system and its components are manufactured by a Japanese company under an exclusive agreement. The Company sources the RadWatch and RadLight analytical instrument sold for military and emergency radiological response applications from its joint venture partner, YFH, on a sole source basis. The Company sources a key component of its medical products from a sole supplier. If the Company were to lose availability of its Stillwater facility or materials from its sole suppliers due to a fire, natural disaster or other disruptions, such loss could have a material adverse effect on the Company and its operations.

Competition

In the U.S., the Company competes against a number of dosimetry service providers. One of these providers is a division of Mirion Technologies, Inc., a significant competitor with substantial resources. Other competitors in the U.S. that provide dosimetry services tend to be smaller companies, some of which operate on a regional basis. Most government agencies in the U.S., such as the Department of Energy and Department of Defense, have their own in-house radiation measurement services, as do many large private nuclear power plants. Outside of the U.S., radiation measurement activities are conducted by a combination of private entities and government agencies.

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

Medical Physics outsourced services represent a large fragmented market where LMP has many small competitors. In addition, many facilities directly employ full-time physicists as an alternative for obtaining services from an outsourced provider. LMP competes with other outsourced medical physicists by having responsive regional practices that are backed by the safety, stability and standards of a global company. LMP offers a complementary alternative for clients who require support for their full-time staff in meeting patient care needs.

The Medical Products segment generally competes against a limited number of companies. Two of its primary competitors are a division of Roper Industries, Inc. and Medtronic, Inc., each of which is a significant competitor with substantial resources.

Research and Development

The Company’s technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. The development of OSL dosimetry, announced in 1994, was funded by the Company in its collaborative effort with Battelle Memorial Institute and OSU. The Company commercialized this technology beginning in 1998 and has converted most of its customers to the technology. Current research efforts seek to expand the use of OSL, particularly as it applies to radiation measurements in therapeutic and imaging radiology and nuclear medicine as well as to environmental radiation dosimetry. In addition, the Company is evaluating new badge and InLight reader configurations that have military application and is designing a badge that will support global standardization.

The Company also participates regularly in several technical professional societies, both domestic and international, that are active in the fields of health physics and radiation detection and measurement.

The Company’s Medical Products segment has a product development process, which focuses on identifying products that will increase the accuracy of procedures and reduce procedural time. Current research efforts are focused on radiology products, which reduce radiation exposure to physicians and patients, as well as products that increase the accuracy of imaging by using reference markers.

The Company spent $5.8 million, $4.1 million, and $4.0 million in research and development activities during fiscal 2014, 2013 and 2012, respectively.

Regulatory Matters

Domestic and International Regulations

The Company manufactures and markets products that are medical devices subject to regulation by numerous government agencies, including the U.S. Food and Drug Administration (“FDA”), and similar regulatory bodies outside the U.S. FDA regulations and similar regulations outside the U.S., govern the following activities that the Company performs and will continue to perform: product design and development; document and purchasing controls; production and process controls; acceptance controls; product testing; product manufacturing; product safety; product labeling; product storage; recordkeeping; complaint handling; pre-market clearance; advertising and promotion; and product sales and distribution.

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

Pervasive and continuing U.S. regulation. After a device is placed on the market in the U.S., numerous regulatory requirements apply. These include, but are not limited to:

•

Quality System Regulation (“QSR”), which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, documentation and other quality assurance procedures during product design and throughout the manufacturing process;

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

The FDA has broad post-market and regulatory enforcement powers.  Failure to comply with FDA requirements could result in criminal and civil penalties.  The Company is subject to unannounced inspections by the FDA to determine its compliance with QSR and other regulations. The Company’s subcontractors also may be subject to FDA inspection.

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

The Company also acquired a medical physics company in 2009 and a medical device company in 2011.  These acquisitions make the Company subject to regulation by the U.S. Department of Health and Human Services and similar local, state and foreign health regulatory agencies.  As a result of applicable regulatory requirements the Company’s arrangements with physicians and other health care professionals or entities must be structured appropriately to comply with applicable law, including but not limited to the federal Anti-kickback Statute.  The Company may also be subject to certain transparency reporting requirements related to any payments or other transfers of value to physicians or teaching hospitals under the federal Physician Payment Sunshine Act and similar state laws.  In addition, the Company may need to comply with applicable requirements of federal and state privacy and data security laws with respect to health care and other personally identifiable information that they may access, use, disclose, create, receive, transmit or maintain when conducting business.  Finally, changes in health care delivery and reimbursement structures, particularly those brought about by federal and state health reform in the U.S., may impact the Company.  Various penalties and sanctions exist for violations of these laws, including fines, imprisonment and exclusion from doing business with federal agencies in the United States.   For additional information regarding healthcare fraud and abuse, reimbursement, privacy and data security laws and policies that may impact the Company, please see the following risk factors set forth in Item 1A “Risk Factors” of this annual report:

•	“The current United States and state health reform legislative initiatives, and similar initiatives outside the United States, could adversely affect our operations and business condition.”
•

“The applicable healthcare fraud and abuse, privacy, and data security laws and regulations, along with the increased enforcement environment, may lead to an enforcement action targeting the Company, which could adversely affect our business.”

International Regulations. Outside the U.S., similar requirements and procedures related to the marketing of medical devices exist and must be complied with.  For example, in the European Union (‘EU”), medical devices must meet minimum standards of performance, safety and quality, and follow one of several conformity assessment routes, depending on their classification.  Some of these conformity assessment routes involve an assessment and certification by a notified body.  Manufacturers indicate compliance with applicable EU medical device regulations by preparing a Declaration of Conformity and by applying a CE Mark to their medical devices before placing them on the market in the EU.  An appropriate quality system is required and manufacturers must report certain product and safety-related information to government agencies of individual EU Member States.  Various penalties and sanctions exist in different EU Member States for non-compliance with EU medical device regulations and related requirements, for example with respect to data protection and privacy.

Environmental Regulations

The Company believes that it complies with international, federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise protecting the environment. This compliance has not had, nor is it expected to have, a material effect on the capital expenditures, financial condition, liquidity, results of operations, or competitive position of the Company.

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

Employees and Labor Relations

As of September 30, 2014, the Company employed approximately 600 full-time employees worldwide, of which 151 employees and 33 employees were in the Company’s Medical Physics and Medical Products segments, respectively.  None of the Company’s employees are represented by labor organizations.  The Company believes that it generally maintains good relations with employees at all locations.

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

Item 1A.Risk Factors

In addition to factors discussed elsewhere in this Annual Report on Form 10-K, set forth below are certain risks and uncertainties that could adversely affect the Company’s results of operations or financial condition and cause actual results or events to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

We have identified material weaknesses in our internal control over financial reporting and have concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2014.  Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In response to the identified material weaknesses, our management, with oversight from our audit committee, has dedicated significant resources and efforts to improve our control environment and risk assessment and to remedy the identified material weaknesses. We are currently evaluating the impact of the material weaknesses and are in the process of taking corrective actions.  We believe that these actions will support the improvement of our internal control over financial reporting.

We intend to continue to devote significant time and attention to these remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or determine to modify our remediation plan.  If the Company is unable to successfully remediate these material weaknesses and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and the Company may be unable to maintain compliance with applicable stock exchange listing requirements.

We rely on a single facility for the primary manufacturing and processing of our dosimetry services and products, and a single facility for the manufacturing and processing of our medical devices.

The Company conducts its primary dosimetry manufacturing and laboratory processing operations and performs significant functions for some of its international operations from a single facility in Glenwood, Illinois.  The Company’s IZI subsidiary conducts its medical device manufacturing and operations from a single facility in Baltimore, Maryland.  If the Company were to lose availability of either of these primary facilities due to fire, natural disaster or other disruptions, the Company’s operations could be significantly impaired.  Despite the Company’s business continuity preparedness efforts, there can be no assurance that such plan could ensure the

Company’s ability to rapidly respond to a disaster.  Although the Company maintains business interruption insurance, there can be no assurance that the proceeds of such insurance would be sufficient to offset any loss the Company might incur or that the Company would be able to retain its customer base if operations were so disrupted.

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

The Company’s radiation measurement business is a mature business and the number of workers being monitored for radiation exposure has not grown in recent years.  Additionally, economic pressures can adversely affect the value of occupational measurement perceived by customers or increase pricing pressures.  The Company believes that the development and introduction of new technologies and products will be essential to help counter these pressures.  The Company regularly pursues product improvements to maintain its technical position. The development and introduction of new technologies, the adaptability of OSL to new platforms and new formats, the usefulness of older technologies and the introduction of new technologies by the competition present various risks to the Company’s business.  The failure or lack of market acceptance of a new technology or the inability to respond to market requirements for new technologies could adversely affect the Company’s operations or reputation with customers.  The cancellation of technology projects or the cessation of use of an existing technology could result in write-downs and charges to the Company’s earnings.

As a medical device accessory provider, introducing new products is critical to growing the Company’s business.  If the Company does not manage its new product development projects on time or experiences unforeseen problems, the launch of those products would be put at risk which could have a negative effect on the Medical Products segment revenue opportunity and the Company’s results of operations.  The failure or lack of market acceptance of a new product or the inability to respond to market requirements for new technologies could adversely affect the Company’s operations and reputation with customers.

We may fail to adequately protect our customer data.

We may fail to adequately protect our customer data.  In the normal course of operations, we collect and maintain confidential data from our customers.  Our failure to adequately preserve the security of this data, whether due to technological failures or errors in or deviations from our data maintenance policies and procedures, could result in data loss or corruption.  If we fail to adequately maintain and protect our customer data, we could be exposed to government enforcement actions or potential litigation from our customers and could face risk for loss or breach of customer data under state privacy laws or applicable data privacy laws outside the U.S.  Additionally, our reputation could be harmed, and we could lose existing and have difficulty attracting new customers, all of which could adversely affect our operating results.

If we are unable to successfully execute business development activities and diversification such as the acquisition and integration of strategic businesses, our on-going business and results of operations may be adversely affected.

A principal growth strategy of the Company is to explore opportunities to selectively enhance its business through development activities, such as strategic acquisitions, investments and alliances.  In furtherance of this objective, in November 2011, the Company acquired IZI.  In August 2012, the Company acquired a 49% minority interest in YFH, doing business as Aquila Group, a small business supplier to the International Atomic Energy Agency as well as the U.S. Military.  In December 2013, the Company acquired ilumark.  The Company may not be able to identify appropriate acquisition candidates or successfully negotiate, finance or integrate acquisitions.  Covenants in the Company’s revolving credit facility may also limit the amount and types of indebtedness that it may incur to finance acquisitions.  If the Company is unable to make further acquisitions, it may be unable to realize its growth strategy.  Additionally, if the Company is unable to successfully manage acquisition risks, future earnings may be adversely affected.  Acquisitions and other business development activities involve various significant challenges and risks, including the following:

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

During 2012, the Company implemented a new enterprise resource planning solution to manage certain business operations of its Order to Cash, Procure to Pay, and Radiation Measurement - Reporting and Analysis business processes. The Company will continue to incur additional costs associated with stabilization and ongoing development of the new solution.  As new applications and functionality are added in order to increase the efficiency of the Company workforce and business processes, unforeseen problems could arise.  Such problems could adversely impact the Company’s operations, including the ability to perform the following in a timely manner:

customer quotes, customer orders, product shipment, customer services and support, order billing and tracking, contractual obligations fulfillment and other related operations.

Certain of our operations are conducted through joint ventures in which we rely significantly on our joint venture partners.

A substantial portion of the Company’s operations are conducted through joint ventures with third parties.  In Australia, Brazil, China, and Mexico, the Company has a controlling interest in the related joint ventures.  The Company has a 50% interest in Nagase-Landauer, Ltd. located in Japan and Epsilon-Landauer located in Turkey as well as a 49% interest in YFH, located in New Mexico.  In all of these joint ventures and others, the Company relies significantly on the services and skills of its joint venture partners to manage and conduct the local operations and ensure compliance with local laws and regulations.  If the joint venture partners were unable to perform these functions adequately, the Company’s operations in such regions could be adversely affected.

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

The Company may experience decreasing prices for the goods and services it offers due to customer consolidation, increased influence of hospital group purchasing organizations, and pricing pressure experienced by its customers from managed care organizations, the Medicare and Medicaid programs and other third-party payers, including outside the U.S. Decreasing prices may also be due to increased market power of its customers as the medical industry consolidates and increased competition among dosimetry and physics services providers. If the prices for its goods and services decrease and it is unable to reduce its expenses, the Company’s results of operations could be adversely affected.

The Company may also experience decreasing prices for the products offered by its medical device business due to competition, potential changes in the reimbursement levels of hospitals and other customers. The customers and the other entities with which the Company has a business relationship are affected by changes in statutes, regulations and limitations in governmental spending for Medicare, Medicaid and other programs, including outside the U.S.  Recent government actions and future legislative and administrative changes could limit government spending for the Medicare and Medicaid programs, limit payments to hospitals and other providers, increase emphasis on competition, consolidation, or integrated delivery systems, impose price controls, initiate new and expanded value-based reimbursement programs and/or create other programs that potentially could have an adverse effect on the Company’s customers and the other entities with which it has a business relationship. If the Company’s pricing experiences significant downward pressure, its business will be less profitable and its results of operations could be adversely affected.

We may be subject to future impairment losses due to potential declines in the fair value of our assets.

As a result of acquisitions and capital expenditures, the Company has goodwill, intangible assets and fixed assets on our balance sheets. The Company tests goodwill, intangible assets and fixed assets for impairment on a periodic basis as required and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require the Company to test its goodwill, intangible assets and fixed assets for impairment include a reduction in the Company’s stock price and market capitalization, changes in estimated future cash flows and changes in rates of growth in the Company’s industry or in any of the Company’s reporting units.

The potential for goodwill impairment is increased during a period of economic uncertainty. To the extent the Company acquires a company at a negotiated price based on anticipated future performance, subsequent market conditions may result in the acquired business performing at a lower level than was anticipated at the time of the acquisition. Any of these charges would reduce our operating results and could cause the price of our common stock to decline. A slowing recovery in the U.S., a prolonged recovery or second recession in Europe, and slowing growth in the global economy may result in declining performance that would require the Company to examine its goodwill for potential additional impairment.

The Company will continue to evaluate the carrying value of the remaining goodwill, intangible assets and fixed assets, and if it determines in the future that there is a potential further impairment, the Company may be required to record additional losses, which could materially and adversely affect operating results.

Restrictions in our revolving credit facility could adversely affect our business, financial condition, and results of operations.

The Company has a committed $175.0 million, secured revolving credit facility syndicated with a group of commercial banks that expires on August 2, 2018.

The facility also contains certain financial covenants, which were amended in June 2014. The maximum leverage ratio covenant is 3.50 to 1.00 for the remaining loan.  The minimum fixed charge coverage ratio covenant is 1.10 to 1.00 for the remaining loan.  The facility’s interest rate is equal to LIBOR plus a margin of between 1.25% and 2.50% and for the base rate a margin of between 0.25% and 1.50%.

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

Regulation, present and future, is a constant factor affecting the Company’s business.  The radiation measurement industry is subject to federal, state and international governmental regulation.  Unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may materially affect the Company’s business or operations in the future and/or could increase the cost of compliance.  The equipment commissioning business of LMP, which the Company acquired in November 2009, and the employment of physicists and other healthcare professionals also are subject to federal, state and international governmental regulation and licensing requirements.

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

Several of the Company’s products are medical devices that are subject to extensive regulation in the U.S. by the federal government, including by the FDA, various state agencies, and other government agencies outside the U.S. The FDA regulates virtually all aspects of a medical device’s design, development, testing, manufacturing, labeling, storage, record keeping, adverse event reporting, sale, promotion, distribution and shipping.  In addition, certain states have registration or licensing requirements and may impose other regulatory requirements similar to those imposed by the FDA.  The Company must report to the FDA when evidence suggests that one of its devices may have caused or contributed to death or serious injury or has malfunctioned and the device or a similar device would be likely to cause or contribute to death or serious injury if the malfunction were to recur.  If such adverse event occurred, the Company could incur substantial expense and harm to its reputation and the Company’s business and results of operations could be adversely affected.  Similar reporting requirements and risks exist and apply to the Company’s activities outside the U.S.

In September 2013, the FDA issued a final rule creating the Unique Device Identification (“UDI”) System that will be phased in over seven years.  The UDI System will require manufacturers to mark certain medical devices distributed in the United States with unique identifiers.  The FDA expects that the UDI System will help track products during recalls and improve patient safety.  The Company is taking the necessary steps to meet the requirements of the UDI System.  The labeling and identification of our products will be updated to meet this new unique identifier approach.

Before a new medical device can be marketed in the U.S., it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists.  The same rule applies when a manufacturer plans to market a medical device for a new use.  The process can be costly and time-consuming.  The FDA is expected to respond to a section 510(k) notification in 90 days, but often takes much longer.  The premarket approval process usually takes six months to three years, but may take longer.  The Company cannot assure that any new medical devices or new use for an existing medical device that it develops will be cleared or approved in a timely or cost-effective manner, if cleared or approved at all.  Even if such devices are cleared or approved, the products may not be cleared or approved for all indications.  Because medical devices may only be marketed for cleared or approved indications, this could significantly limit the market for that product and may adversely affect the Company’s results of operations.

Currently, all IZI medical devices have been cleared through the 510(k) clearance process or are exempt from this requirement. Any modification to a 510(k) device that could significantly affect its safety or efficacy, or that would constitute a significant change in its intended use, will require a new clearance process or premarket approval.  Any modification to an exempt device could potentially subject the exempt device to the 510(k) clearance requirements or premarket approval.  The FDA requires device manufacturers to make their own determination regarding whether a modification requires a new clearance; however, the FDA can review and invalidate a manufacturer’s decision not to file for a new clearance.  The Company cannot guarantee that the FDA will agree with its decisions not to seek clearances for particular device modifications or that it will be successful in obtaining 510(k) clearances for modifications.  Any such additional clearance processes with the FDA could delay the Company’s ability to market a modified product and may adversely affect the Company’s results of operations.

Similar risks exist and apply to the Company’s activities in the EU.  Notified bodies or government agencies may challenge the Company’s classification, certification or marketing of medical devices in the EU, and may request additional clinical evidence to support their continued marketing.  The Company may not be able to sufficiently address all concerns or questions raised by notified bodies or government agencies in the EU, and may not be able to maintain or place its products on the EU market.

Proposed new EU medical device regulations, and changed enforcement practices, could adversely affect our marketing of medical devices in the EU.

New EU medical device regulations intended to replace the existing EU legal framework are under consideration and may become applicable to medical devices placed on the EU market.  The requirements imposed by the proposed new EU medical device requirements, and related implementing regulations or guidelines, may be more stringent and comprehensive than existing requirements, and, if adopted, could adversely affect our marketing of medical devices in the EU.  In addition, notified bodies and government agencies in the EU may change their enforcement practices, both with respect to the existing and proposed new regulations, including by performing unannounced inspections to determine compliance with applicable regulation, and by imposing different or more stringent penalties or sanctions.  These and other regulatory and enforcement developments in the EU may also have a material adverse effect on our business and reputation.

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

The current United States and state health reform legislative initiatives, and similar initiatives outside the United States, could adversely affect our operations and business condition.

In both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that might affect the Company’s business. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. This legislation includes reforms and reductions that could affect Medicare reimbursements and health insurance coverage for certain services and treatments.  Effective January 1, 2013, the Health Reform Law also imposed a 2.3% excise tax on the sale of certain medical devices by manufacturers or importers in the U.S. The Health Reform Law continues to be implemented, including with the new American Health Benefit Insurance Exchanges and their qualified health plans, which began coverage on January 1, 2014.  Some states also have pending health reform legislative initiatives. Further, the Joint Select Committee on Deficit Reduction, which was created by the Budget Control Act of 2011, concluded its work in November 2011, and issued a statement that it was not able to make a bipartisan agreement, thus triggering the sequestration process.  The sequestration process combined with past and potential future government shutdowns have resulted and may result in spending reductions and have and could result in reduced Medicare, Medicaid and other Federal health care reimbursements for the Company’s services and products. Changes in reimbursements and coverages, including risk-sharing arrangements and quality-based reimbursement initiatives, could adversely affect hospitals and other medical services and products providers, which could result in reduced demand for certain services and products offered by the Company, including services offered by its Medical Physics business and products manufactured by its Medical Products business. The Company cannot predict whether or when future healthcare reform initiatives at the Federal or state level or other initiatives affecting its business will be proposed, enacted or implemented or what impact those initiatives may have on its business, financial condition or results of operations. The Company’s customers and the other entities with which it has a business relationship could react to these initiatives and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for the Company’s services and products.

The applicable healthcare fraud and abuse, privacy, and data security laws and regulations, along with the increased enforcement environment, may lead to an enforcement action targeting the Company, which could adversely affect our business.

The medical device business is subject to healthcare fraud and abuse laws and regulations including, but not limited to, the Federal Anti-Kickback Statute, state anti-kickback statutes, the Federal False Claims Act, and state false claims acts, as well as similar regulations outside the U.S. Additionally, to the extent the Company maintains financial relationships with physicians and other healthcare providers, the Company may be subject to Federal and state physician payment sunshine laws and regulations, and similar regulations outside the U.S.,  which require the Company to track and disclose these financial relationships.  These and other laws regulate interactions amongst health care entities and with sources of referrals of business, among other things. The Federal Anti-Kickback Statute is a criminal statute that imposes substantial penalties on persons or entities that offer, solicit, pay or receive payments in return for referrals, recommendations, purchases or orders of items or services that are reimbursable by Federal healthcare programs. The False Claims Act imposes liability on any person or entity that submits or causes to be submitted a claim to the Federal government that he or she knows (or should know) is false. The Health Reform Law further provides that a claim submitted for items or services, the provision of which resulted from a violation of the Anti-Kickback Statute, is “false” under the False Claims Act and certain other false claims statutes.

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

The Company conducts business in numerous international markets such as Australia, Brazil, Canada, China, France, Germany, Japan, Mexico, Sweden, Turkey and the United Kingdom.  Foreign operations are subject to a number of special risks, including, among others, currency exchange rate fluctuations; disruption in relations; changes in a specific country’s or region’s political, social or economic conditions; political and economic unrest; trade barriers; exchange controls; expropriation; restrictions on the Company’s ability to own or operate subsidiaries; the burden of complying with numerous and potentially conflicting laws; and changes in laws and policies, including those governing foreign owned operations.

Fluctuations in currency exchange rates could adversely affect our results.

The Company is exposed to market risk, including changes in foreign currency exchange rates. The financial statements of the Company’s non-U.S. subsidiaries are remeasured into U.S. dollars monthly using the U.S. dollar as the reporting currency. To date, the market risk associated with foreign currency exchange rates has not been material in relation to the Company’s financial position, results of operations or cash flows. These risks could increase, however, as the Company expands in international markets.

Several of our current and potential competitors have significantly greater resources and increased competition could impair sales of our products.

The Company competes on the basis of advanced technologies, competent execution of these technologies, the quality, reliability and price of its services and its prompt and responsive performance. In much of the world, radiation measurement activities are conducted by a combination of private entities and governmental agencies. The Company’s primary radiation measurement and medical physics competitor in the U.S., Global Dosimetry Solutions, a division of Mirion Technologies, is large, has substantial resources, and has been particularly active in recent years in soliciting business from the Company’s customers. IZI generally competes against a limited number of companies.  Two of its primary competitors are a division of Roper Industries, Inc., and Medtronic, each of which is a significant competitor with substantial resources.

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

The Medical Physics business involves the delivery of professional services and is highly labor-intensive. Its success depends largely on its general ability to attract, develop, motivate and retain highly skilled licensed medical physicists (“physicists”). Further, the Company must successfully maintain the right mix of physicists with relevant experience and skill sets [as the Company continues to grow] as it expands into new service offerings, and as the market evolves. The loss of a significant number of its physicists, the inability to attract, hire, develop, train and retain additional skilled personnel, or not maintaining the right mix of professionals could have a serious negative effect on the Company, including its ability to manage, staff and successfully complete its existing engagements and obtain new engagements. Qualified physicists are in great demand, and the Company faces significant competition for both senior and junior physicists with the requisite credentials and experience. The Company’s principal competition for talent comes from other outsourced medical physicist firms, hospitals and free-standing radiation therapy centers. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than those of the Company. Therefore, the Company may not be successful in attracting and retaining the skilled physicists it requires to conduct and expand its operations successfully. Increasing competition for these revenue-generating physicists may also significantly increase the Company’s labor costs, which could negatively affect its margins and results of operations.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.  Properties

The Company owns three adjacent buildings totaling approximately 59,000 square feet in Glenwood, Illinois, about 30 miles south of Chicago, leases a 24,000 square foot warehouse in Chicago Heights, Illinois and leases 6,100 square feet of office space in Chicago. The properties house the Company’s administrative offices, information technology resources, and laboratory, assembly and reading operations. The properties and equipment of the Company are in good condition and, in the opinion of management, are suitable and adequate for the Company’s operations. For its Radiation Measurement operations, the Company leases a crystal growth facility in Stillwater, Oklahoma and laboratories in Australia, Brazil, China, France, Mexico, Sweden, and Turkey, as well as a sales office in England. The Company leases offices in New York, North Carolina and Missouri for its Medical Physics operations, and leases manufacturing and office space in Maryland and office space in Germany for its Medical Products operations.

Item 3.  Legal Proceedings

The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business.  The Company does not believe that any such litigation pending as of September 30, 2014, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

Item 4.  Mine Safety Disclosures

Not Applicable

PART II

(Dollars in thousands, except per share data)

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the trading symbol LDR. The following table indicates the reported high and low market prices of the Company’s common stock and dividends paid per share for each quarterly period during the last two fiscal years:

Year	Quarter	High	Low	Dividends Paid Per Share
2014
	First	$53.51	$47.14	$0.55
	Second	$53.20	$43.23	$0.55
	Third	$48.80	$41.35	$0.55
	Fourth	$44.53	$32.78	$0.55
2013
	First	$63.85	$54.48	$0.55
	Second	$66.04	$55.70	$0.55
	Third	$57.35	$48.21	$0.55
	Fourth	$51.73	$45.89	$0.55

The Board of Directors continually reviews the appropriateness of the quarterly cash dividends policy and its status is reviewed based on future earnings, capital requirements and financial condition.  In December 2014, the Board of Directors declared a fiscal 2015 first quarter cash dividend of $0.55 per common share.

As of January 29, 2015, there were 246 shareholders of record.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2013	105	$51.26	-	-
November 1 – November 30, 2013	1,426	47.80	-	-
December 1 – December 31, 2013	3,260	52.16	-	-
Total for quarter ended December 31, 2013	4,791	$50.84	-	-
January 1 – January 31, 2014	541	52.56	-	-
February 1 – February 29, 2014	-	-	-	-
March 1 – March 31, 2014	-	-	-	-
Total for quarter ended March 31, 2014	541	$52.56	-	-
April 1 – April 30, 2014	-	-	-	-
May 1 – May 31, 2014	2,001	45.19	-	-
June 1 – June 30, 2014	2,561	43.86	-	-
Total for quarter ended June 30, 2014	4,562	$44.44	-	-
July 1 – July 31, 2014	562	42.42	-	-
August 1 – August 31, 2014	-	-	-	-
September 1 – September 30, 2014	19,330	34.76	-	-
Total for quarter ended September 30, 2014	19,892	$34.98	-	-

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

Performance Graph

The following graph reflects a comparison of the cumulative total return (change in stock price plus reinvested dividends) assuming $100 invested in: (a) Landauer’s common stock, (b) the S&P Smallcap 600 index, (c) the S&P Smallcap 600 industry index represented by a group of health care services companies, (d) a group of twenty-two health care and equipment services companies discussed in further detail below, (e) a group of life science tool companies composed of ticker symbols QGEN, SIAL, BRKR, PKI, TMO, A, WAT, LIFE, FEIC and MTD, and (f) a group of detection/test and measurement companies composed of ticker symbols ES, OSIS, VAR and ASEI during the period from September 30, 2009 through September 30, 2014.

The Company included the group of health care and equipment services companies as an additional benchmark for investors. Management believes this new peer group will be helpful to investors, because it represents a set of companies based on Landauer’s GICS code (3510 – Health Care Equipment and Services), with annual revenues and capitalizations comparable to Landauer, and whose primary business focuses on either (1) design and manufacturing of medical devices and/or (2) diagnostic, analytic, imaging and/or testing services in the life sciences and health care markets.  The resulting group of twenty-two companies is composed of Abaxis, ABIOMED, Accuray, Affymetrix, AngioDynamics, Atrion, BioTelemtry, Cardiovascular Systems, CryoLife, Endologix, Exactech, ICU Medical, LDR Holding, Luminex, Meridian Bioscience, Quidel, Natus Medical, Nxstage Medical, Tornier NV, RTI Surgical, Spectranetics and Vascular Solutions.

The comparisons in the following table are historical and are not intended to forecast or be indicative of possible future performance of Landauer’s common stock.

	Value of Investment at September 30,
(Dollars)	2009	2010	2011	2012	2013	2014
Landauer, Inc.	$100	$118.10	$97.03	$121.90	$108.98	$73.74
S&P Smallcap 600 Index	100	114.22	114.46	152.63	200.73	212.26
S&P Smallcap 600 Health Care Services Index	100	102.43	102.59	153.28	177.23	202.28
Health Care Equipment & Services	100	96.14	101.76	120.38	139.29	157.18
Life Sciences Tools	100	113.99	115.06	139.04	194.57	234.67
Detection/Test & Measurement	100	143.17	123.87	155.41	182.03	188.17

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
September 2014
260.00
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2009
2010
2011
2012
2013
2014
Landauer, Inc.
S&P Smallcap 600 Index
S&P Smallcap 600 Health Care Services Index
Health Care Equipment & Services
Life Sciences Tools
Detection/Test & Measurement

Item 6.  Selected Financial Data

Five Year Selected Financial Data

Landauer, Inc. and Subsidiaries

For the Years Ended September 30,

Refer to “Restatement and Revision of Prior Period Financial Statements” in Note 1 of the Notes to Consolidated Financial Statements for additional details for a description of the corrections made to previously reported amounts.

(Dollars in Thousands, Except per Share)	2014	2013 (As Restated)	2012	2011	2010
Operating results
Net revenues	$155,062	$149,690	$152,102	$120,458	$114,367
Operating (loss) income(1)	(39,987)	3,389	27,707	34,731	34,858
Net (loss) income attributable to Landauer, Inc.	(25,203)	2,782	18,546	24,041	23,774
Basic net (loss) income per share	$(2.65)	$0.28	$1.96	$2.55	$2.54
Diluted net (loss) income per share	$(2.65)	$0.27	$1.95	$2.53	$2.53
Weighted average diluted shares outstanding	9,524	9,482	9,437	9,477	9,349
Cash dividends per share	$2.20	$2.20	$2.20	$2.20	$2.15
Total assets	$216,586	$274,706	$300,271	$167,156	$149,165
Short-term debt	$-	$-	$-	$19,805	$12,504
Long-term debt	$133,585	$142,785	$141,347	$-	$-

(1)Results are impacted by goodwill and intangibles impairment of $62,188 and $22,700 in fiscal 2014 and fiscal 2013, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with Item 6. “Selected Financial Data” and our annual audited consolidated financial statements and related notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For additional information regarding forward-looking statements and risk factors, see “Forward-Looking Statements” and Item 1A. “Risk Factors.”    See “Restatement and Revision of Prior Period Financial Statements” in Note 1 for a description of the corrections made to previously reported amounts.

Overview

During the first fiscal quarter of 2014, the Company changed the presentation of its reporting segments to separately disclose certain ‘corporate expenses’ that had previously been reported within the Radiation Measurement segment and now reports segment information as three reporting segments:  Radiation Measurement, Medical Physics and Medical Products, and one functional group: Corporate.

The Company’s Radiation Measurement segment is a mature business and growth in numbers of customers in existing markets is modest. In recent years, the Company’s strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has leveraged its OSL technology with product introductions, including InLight®,  RadWatch® and RadLight® to gain access to markets where the Company previously did not have a significant presence, such as smaller in-house and commercial laboratories, nuclear power facilities, tactical military and first responder measurement and hospitals to support measurement of patient exposure to radiation.  Revenue growth in recent years has occurred as a result of entry into new markets through joint ventures and acquisitions, modest unit growth, sale of InLight equipment and badges, RadWatch and RadLight, and new ancillary opportunities. The continued pressure on the cost structure of our healthcare clients and the impact of healthcare reform has resulted in increased pricing pressure with the Company's healthcare customer base, which is expected to continue into the future.

The Company’s Medical Physics segment provides therapeutic and imaging physics services to hospitals, free standing imaging centers and radiation therapy centers. Medical Physics services is a large fragmented market. Market growth is expected to be driven by the utilization of radiation in the provision of healthcare; trends towards outsourcing of services in healthcare settings; and a tightening domestic supply of qualified medical physicists.  Additional requirements emerging as a result of the Joint Commission are expected to increase customer spending in future years.

The Company’s Medical Products segment is a provider of medical consumable accessories used in radiology, radiation therapy, and image guided surgery procedures. The Company’s customer base includes buyers at several stages along the supply chain including distributors, manufacturers of image guided navigation equipment, and product end users such as community hospitals, radiation oncology clinics, mammography clinics, and imaging centers. Medical Products’ medical accessories range from consumables used with MRI, CT, and mammography technologies to highly engineered passive reflective markers used during image guided surgery procedures. In alignment with treatment trends which increasingly utilize radiation for the diagnosis and treatment of disease, as well as growing demand for minimally invasive procedures, these products provide the ability to increase procedural accuracy while decreasing procedural time.

Corporate expenses for shared functions, including corporate management, corporate finance and human resources, are recognized in the Corporate functional group.  In addition, acquisition and reorganization costs are not allocated to the reporting segments.

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

Revenue Recognition and Deferred Contract Revenue

The majority of Radiation Measurement revenues are realized from radiation measurement services and other services incidental to radiation dose measurement. The measuring and monitoring services provided by the Company to its customers are of a subscription nature and are continuous. The Company views its business in the Radiation Measurement segment as services provided to customers over a period of time and the wear period is the period over which those services are provided. Badge production, wearing of badges, badge analysis, and report preparation are integral to the benefit that the Company provides to its customers. These services are provided to customers on an agreed-upon recurring basis (monthly, bi-monthly, quarterly, semi-annually or annually) that the customer chooses for the wear period.  Revenue is recognized on a straight-line basis, adjusted for changes in pricing and volume, over the wear period.  Revenues are recognized over the periods in which the customers wear the badges irrespective of whether invoiced in advance or in arrears.  To a lesser degree, the Company provides equipment and sells badges to smaller distributors and joint ventures.  Radiation Measurement segment product revenues are recognized upon delivery of goods when title and risk of loss pass to customers.

The Company, through its Medical Physics segment, offers full scope medical physics services to hospitals and radiation therapy centers. Services offered include, but are not limited to, clinical physics support in radiation oncology, commissioning services, special projects support and imaging physics services. Delivery of medical physics services can be of a contracted, recurring nature or as a discrete project with a defined service outcome. Recurring services often are provided on the customer's premises by a full-time employee or fraction of a full-time employee. These services are recognized as revenue on a straight-line basis over the life of the contract unless there is another discernable pattern as the services are rendered. Fee for service revenue is recognized when the service is delivered.

Contracted services are billed on an agreed-upon recurring basis, either in advance or arrears of the service being delivered. Customers may be billed monthly, quarterly, or at some other regular interval over the contracted period. The amounts recorded as deferred revenue represent invoiced amounts in advance of delivery of the service. Management believes that the amount of deferred contract revenue fairly represents remaining business activity with customers invoiced in advance. Fee for service revenue is typically associated with much shorter contract periods, or with discrete individual projects, and revenue is recognized upon completion of the project and customer acceptance.

The Medical Products segment offers a broad product portfolio ranging from consumables used with MRI, CT, and mammography technologies to highly engineered consumable passive reflective markers used during image guided surgery procedures.  The Medical Products segment recognizes revenues upon shipment or delivery of goods when title and risk of loss pass to customers.

Property, Plant & Equipment and Other Assets

Maintenance and repairs are charged to expense and renewals and betterments are capitalized. Plant and equipment and other assets, primarily dosimetry badges, are recorded at cost and are depreciated or amortized on a straight-line basis over the estimated useful lives, which are primarily 30 years for buildings, 3 to 8 years for equipment, 5 to 10 years for internal software and 30 months to 8 years for other assets. The Company assesses the carrying value and the remaining useful lives of its property, plant, equipment, and other assets when events or circumstances indicate the carrying value may not be recoverable or the estimated useful life may no longer be appropriate. Factors that could trigger this review include competitive conditions, government regulations and technological changes.  Any change in the carrying value or estimated useful lives of property, plant, equipment and other assets could materially impact the Company’s financial position and results of operation.

The Company capitalizes costs of software which is acquired, internally developed, or modified solely to meet the Company’s internal needs.  Internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Costs incurred during the preliminary project stage as well as training costs and maintenance costs during the post implementation-operation stage are expensed. Capitalized costs of software amounted to $1.0 million and $2.4 million for fiscal 2014 and 2013, respectively.

Goodwill and Other Intangible Assets

The Company’s intangible assets include purchased customer lists, licenses, patents, trademarks, tradenames and goodwill. Purchased customer lists are recorded at cost and are amortized on a straight-line basis over estimated useful lives, which range from 4 to 15 years.  Patents and licenses are also recorded at cost and are amortized on a straight-line basis over their useful lives, which range from 10 to 20 years. Tradenames have both definite lives up to 10 years and indefinite lives.  The Company acquired goodwill primarily from its acquisitions of Landauer-Europe, SAPRA-Landauer, LMP and IZI as well as other smaller investments. Goodwill has an indefinite life.

Goodwill and certain intangible assets with indefinite lives are reviewed annually for impairment and more frequently if an event occurs or circumstances change that would require the Company to perform and interm review.  The Company has three segments, Radiation Measurement, Medical Physics and Medical Products.  The Company aggregates its business components into reporting units to test for goodwill impairment. The Radiation Measurement and Medical Physics segments are comprised of one reporting unit each. The Medical Products segment is comprised of two reporting units – IZI Medical Products and ilumark.

Goodwill impairment testing first requires a comparison between the carrying value and fair value of a reporting unit with associated goodwill. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit. The Company estimates the fair value of the reporting units using the income approach and the market approach. If the Company believes that the fair value of a reporting unit exceeds its carrying value by a substantial margin, the Company may perform a qualitative analysis instead.

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

The Company estimated the fair value of the Medical Physics and ilumark reporting units as of September 30, 2014 using the income approach and the market approach, and no impairment charges resulted. In the income approach, the Company utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by the reporting units and then discounting these cash flows to present value reflecting the relevant risks associated with the reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, discount rates reflecting the risk inherent in future cash flows, revenue growth, perpetual growth rates and profitability, among others.

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

The Company completed a qualitative goodwill impairment assessment of the Radiation Measurement reporting unit as of September 30, 2014 to determine if it was likely that the fair value of this reporting unit was less than its carrying value.  The estimated fair value of the Radiation Measurement reporting unit substantially exceeded its carrying value at September 30, 2014.  Due to this substantial margin, as well as the Company’s belief that there has been no adverse event or change in circumstances affecting the fair value of this reporting unit, the Company determined that a qualitative analysis was appropriate. The Company has reviewed events and circumstance that may impact the Radiation Measurement reporting unit’s specific operating and financial position or performance as well as the economic and industry environment in which it operates. In addition, through a series of sensitivity analyses, the Company determined the circumstances by which the fair value of this reporting unit would fall below its carrying value. Based on the qualitative analysis, there have been no triggering events that would suggest that the fair value of the Radiation Measurement reporting unit is below its carrying value.

The Company completed an impairment test for the IZI Medical Products reporting unit as of June 30, 2014 when it became apparent that anticipated revenue and profitability trends in the IZI Medical Products reporting unit were not being achieved to the extent forecasted. Based on the testing performed, the Company recorded a non-cash impairment charge of $62.2 million, of which $41.4 million related to goodwill and $20.8 million related to intangible assets.

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

Income Taxes

The Company estimates the income tax provision for income taxes that are currently payable and records deferred tax assets and liabilities for the temporary differences in tax consequences between the financial statements and tax returns. Temporary differences result from, among other events, revenues, expenses, gains, or losses that are included in taxable income of an earlier or later year than the year in which they are recognized in financial statement income. These deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent that deferred tax assets will not likely be recovered from future taxable income, a valuation allowance is established against such deferred tax assets. As of September 30, 2014, the Company no longer asserts that earnings and profit are indefinitely in foreign jurisdictions.  The Company’s change in assertion on earnings and profit indefinitely reinvested in foreign jurisdictions did not result in any significant incremental U.S. Federal and state tax liability.

Management exercises significant judgment in the valuation of its current and deferred tax assets and liabilities. The Company recognizes the financial statement effects of its tax positions in its current and deferred tax assets and liabilities when it is more likely than not that the position will be sustained upon examination by a taxing authority. Management considers, among other factors, the Company’s current and past performance, the market environment in which the Company operates, and tax planning strategies. Further, the Company provides for income tax issues not yet resolved with federal, state, local, and foreign tax authorities. The Company assesses and updates its tax positions when significant changes in circumstances occur, which may cause a change in judgment about the likelihood of realizing the deferred items. Changes in circumstances or judgment about tax positions may cause a change in the Company’s uncertain tax position.  Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations or cash flows.  Further information regarding the Company’s income taxes is contained under the footnote “Income Taxes” in Item 8 of this Annual Report on Form 10-K.

Defined Benefit Pension and Other Postretirement Benefit Plans

The defined benefit pension and other postretirement benefit plans were frozen as of March 2009.  The pension expenses and benefit obligations recorded for the Company’s defined benefit plans are dependent on actuarial assumptions.  These assumptions include discount rates, expected return on plan assets, interest costs, expected compensation increases, benefits earned, mortality rates, and other factors. Management reviews the plan assumptions on an annual basis to ensure that the most current, relevant information is considered.  During fiscal 2014, the Company adopted the RP-2014 mortality tables and the Mortality Improvement Scale MP-2014 published by the Society of Actuaries’ Retirement Plans Experience Committee. The adoption of the updated mortality tables and the mortality improvement scale increased the Company’s pension liability more than $3.0 million. If actual results vary considerably from those that are expected or if future changes are made to these assumptions, the amounts recognized for these plans could change significantly.

The weighted-average assumed discount rates used to determine plan expenses were 4.72% for both pension and other benefits in fiscal 2014 and 3.77% for both pension and other benefits in fiscal 2013. For fiscal 2014 expense, the long-term rate of return of plan assets was 6.50%, unchanged from fiscal 2013. In establishing the rate, management considered the historical rates of return and the current and planned asset classes of the plan investment portfolio.  The weighted-average discount rate used to determine benefit obligations at September 30, 2014 was 4.14%, 3.77%, 4.12% and 2.98% for Pension, Key Executive SERP, Manager SERP and Directors plans, respectively, under “Pension Benefits” in the “Defined Benefit Plans” footnote of this Annual Report on Form 10-K.  The weighted-average discount rate used to determine benefit obligations under “Other Benefits” was 3.40% at September 30, 2014.  Comparatively, the weighted-average discount rate used to determine benefit obligations at September 30, 2013 was 4.72% for all plans, adjusted to reflect the single rate that, when applied to the projected benefit disbursements from the plan, would result in the same discounted value as the array of rates that make up the Citigroup Pension Discount Curve as of September 30.

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

Upon the adoption of the Company’s Incentive Compensation Plan in February 2008, the fair value of the restricted stock and performance shares granted under the new plan is based on the Company’s closing stock price on the grant date. Stock-based compensation expense for restricted stock is cliff vested and recognized ratably over the vesting period.    The terms of performance share awards allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards.  Stock-based compensation expense associated with performance share awards is cliff vested and recognized based on management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that are expected to be earned. The Company evaluates on a quarterly basis the progress towards achieving the performance criteria.  The cumulative effect on current and prior periods of a change in the estimated number of performance share awards expected to be earned is recognized as compensation cost or as a reduction of cost in the period of the revised estimate.  The Company also retains the discretion to make additional awards to executives at other times for recruiting or retention purposes.  Stock-based compensation for these awards can be either cliff or graded vested depending on the agreement, and recognized ratably over the vesting period.

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

Results of Operations

Comparison of the Fiscal Years Ended September 30, 2014 and September 30, 2013

Revenues for fiscal 2014 were $155.1 million, an increase of $5.4 million, or 3.6%, compared with revenues of $149.7 million for fiscal 2013.  The Radiation Measurement segment increased $4.2 million due to higher international equipment sales and service revenue growth.  The Medical Physics segment increased $1.4 million due to increased imaging and radiation therapy services.  The Medical Products segment decreased $0.2 million as a result of continued pressure on Spherz product pricing partially offset by $0.8 million from a modest acquisition in Germany.

Gross margin was 52.2% for fiscal 2014, compared with 52.5% for fiscal 2013.  Approximately 1.0% of the decline in gross margin was driven by increased staffing expenses in the Medical Physics segment to support additional contracts in the imaging and therapy divisions, and 0.6% of the decline in gross margin was due to the Medical Products segment, driven by Spherz price pressure.  The decrease in gross margins in the Medical Physics and Medical Products segments more than offset higher gross margins in the Radiation Measurement segment due to a favorable product mix.

Selling, general and administrative expenses for fiscal 2014 were $54.9 million, an increase of $3.8 million, or 7.4%, compared with selling, general and administrative expenses of $51.1 million for fiscal 2013.  The increase was due to a $1.7 million increase in research and development costs, primarily to support the Verifii next generation dosimetry platform, higher legal, audit and other expenses of $1.4 million and increased bad debt expense of $1.1 million.

During the third quarter of fiscal 2014, revenue and profitability trends in our IZI Medical Products reporting unit were not being achieved to the extent forecasted, and early budget reviews also indicated future sales growth and margins may be less than expected.  The forecast for the IZI Medical Products reporting unit was updated based on the most recent financial results and our best estimates of future operations. The updated forecast reflected slower growth in revenues and lower margins, primarily due to anticipated continued competitive pricing pressure.  As a result, the Company performed an impairment analysis of goodwill and intangible assets in the IZI Medical Products reporting unit, which indicated that the carrying amounts of these assets exceeded their fair values.  The Company recorded a pretax charge of $41.4 million to reduce the carrying amount of goodwill and a pretax charge of $20.8 million to reduce the carrying amount of intangible assets.  During fiscal 2013, the Company recorded a $22.7 million pretax goodwill impairment charge for this same reporting unit. The impairment charges were non-cash in nature and do not affect the Company’s liquidity or debt covenant compliance.

Acquisition, reorganization and nonrecurring costs were $3.8 million for fiscal 2014 and consisted of $3.5 million for severance related to changes in selected management roles and $0.3 million of costs related to acquisitions.

Operating loss for fiscal 2014 was $40.0 million, compared with operating income of $3.4 million for fiscal 2013.  The difference was due primarily to increased impairment charges of $39.5 million, increased selling, general and administrative expenses of $3.8 million, and increased acquisition, reorganization and nonrecurring costs of $2.4 million, offset by an increase in gross profit of $2.3 million as a result of higher revenue and favorable product mix.

Equity in income of joint ventures for fiscal 2014 was $2.9 million, a decrease of $0.4 million, or 12.1%, compared with equity in income of joint ventures of $3.3 million for fiscal 2013.  The decrease in equity income resulted from a $0.3 million decrease in equity income from the Nagase joint venture due to the unfavorable impact of foreign exchange.

Interest expense, net for fiscal 2014 was $3.4 million, a decrease of $0.9 million, or 20.9%, compared with interest expense of $4.3 million for fiscal 2013.  The decrease was due to a reduction in long-term borrowings during fiscal 2014.

The effective tax rate was 39.0%, or ($15.8) million benefit, and (18.1%), or ($0.6) million benefit, for fiscal 2014 and 2013, respectively.  The fiscal 2014 effective tax rate decreased due primarily to the mix of domestic and foreign earnings, permanently reinvested earnings, income from investments and permanent differences.

Net loss attributed to Landauer, Inc. for fiscal 2014 was $25.2 million, compared with net income of $2.8 million for fiscal 2013.  The difference was due primarily to increased impairment charges of $39.5 million, increased selling, general and administrative expenses of $3.8 million, and increased acquisition, reorganization and nonrecurring costs of $2.4 million, partially offset by an increase in gross profit of $2.3 million and an increase in income tax benefit of $15.2 million.

Radiation Measurement Segment

Radiation Measurement revenues for fiscal 2014 were $113.6 million, an increase of $4.2 million, or 3.8%, compared with revenues of $109.3 million for fiscal 2013.  The increase was due primarily to product and service revenue growth in Europe of $3.4 million and a custom equipment sale in Canada of $1.7 million partially offset by lower revenue in China of $1.7 million due to significant equipment sales in fiscal 2013.  Domestic Radiation Measurement revenues increased $0.9 million due to InLight product sales.

Radiation Measurement operating income for fiscal 2014 was $38.2 million, a decrease of $0.5 million, or 1.3%, compared with operating income of $38.7 million for fiscal 2013.  The increase in gross profit as a result of higher sales was more than offset by increases in research and development expenses of $1.5 million, primarily related to Verifii next generation dosimetry platform development, bad debt expense of $1.1 million, and professional and consulting fees of $0.6 million.

Medical Physics Segment

Medical Physics revenues were $32.2 million for fiscal 2014, an increase of $1.3 million, or 4.2%, compared with revenues of $30.9 million for fiscal 2013.  The increase in revenue is primarily attributable to increased imaging and radiation therapy services.

Medical Physics operating income for fiscal 2014 was $1.8 million, a decrease of $1.7 million, or 48.6%, compared with operating income of $3.5 million for fiscal 2013.  The increase in revenues was more than offset by increased staffing expenses of $2.9 million to support additional contracts in the imaging and therapy divisions and to support the increasing demand for our outsourced enterprise radiation safety solutions.

Medical Products Segment

Medical Products revenues for fiscal 2014 were $9.3 million, a decrease of $0.2 million, or 2.1%, compared with revenues of $9.5 million for fiscal 2013.  The $0.2 million decrease is a result of continued pressure on Spherz product pricing partially offset by $0.8 million from a modest acquisition in Germany.

Medical Products operating loss for fiscal 2014 was $62.6 million, compared to an operating loss of $21.8 million for fiscal 2013.  Operating loss included impairment charges of $62.2 million and $22.7 million for fiscal 2014 and 2013, respectively.  The additional increase in operating loss, not related to impairment charges, of $0.9 million was due primarily to lower Spherz price and higher research and development expense.

Corporate, General and Administrative Expenses

Corporate, general and administrative expenses reflect costs associated with supporting the Company, including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology management, as well as other costs required to support the Company.  Corporate expenses for fiscal 2014 were $17.5 million, an increase of $0.5 million as compared to $17.0 million for fiscal 2013.  The increase was due to a $2.4 million increase in restructuring and other non-recurring expenses, primarily severance, and legal, audit and other expenses, partially offset by a decrease in incentive compensation for executive management.

Comparison of the Fiscal Years Ended September 30, 2013 and September 30, 2012

Revenues for fiscal 2013 were $149.7 million, a decrease of $2.4 million, or 1.6%, compared with revenues of $152.1 million for fiscal 2012.  The Medical Products segment decreased by $4.0 million due to the decline in the Spherz selling price and shipments, and the Radiation Measurement segment increased $1.7 million on higher international sales, primarily of equipment, offset by declines in domestic badge revenues.

Cost of sales for fiscal 2013 was $71.1 million, an increase of $5.7 million, or 8.7%, compared with cost of sales of $65.4 million for fiscal 2012.  The cost of sales increase was due to expenses related to the Company’s IT platform enhancement that went live during fiscal 2012, increased support costs of $3.2 million, increased IT systems depreciation of $1.3 million, as well as a higher cost of sales associated with the international product sales discussed above.

Selling, general and administrative expenses for fiscal 2013 were $51.1 million, a decrease of $0.1 million, compared with selling, general and administrative expenses of $51.2 million for fiscal 2012.  Increases in customer service support of $1.0 million as well as increased IT systems depreciation of $1.0 million were offset by prior year IT system enhancement costs of $2.0 million.  Service cost reductions in Medical Physics of $1.3 million offset increases in Medical Products of $0.7 million and Radiation Measurement of $0.3 million.

During fiscal 2013, the Company recorded a $22.7 million pretax charge for the impairment of goodwill to reduce the carrying value of goodwill in the Company’s Medical Products segment. The impairment charge was non-cash in nature and did not affect the Company’s liquidity or debt covenant compliance.

Fiscal 2013 acquisition, reorganization and nonrecurring costs were $1.4 million and consisted of $0.6 million in corporate reorganization expenses, $0.4 million in reserves for escheatment liability and $0.4 million of costs related to acquisitions.

Operating income for fiscal 2013 was $3.4 million, a decrease of $24.3 million, or 87.7%, compared with operating income of $27.7 million for fiscal 2012.  The decrease in operating income was due primarily to the $22.7 million goodwill impairment charge to reduce the carrying value of goodwill in our Medical Products segment.  The remaining variance of $1.6 million to prior year was due primarily to decreased Medical Products revenue of $4.0 million, IT platform enhancement expenses of $4.5 million and increased international costs of $1.8 million, offset by $1.7 million of increased Radiation Measurement revenue and non-recurring acquisition costs of $3.2 million and asset abandonments of $2.5 million in fiscal 2012.

Equity in income of joint ventures for fiscal 2013 was $3.3 million, an increase of $0.2 million compared with equity in income of joint ventures of $3.1 million for fiscal 2012.  Interest expense for fiscal 2013 was $4.3 million, an increase of $0.9 million, or 26.5%, compared with interest expense of $3.4 million for fiscal 2012.

The effective tax rate was (18.1%), or ($0.6) million benefit, and 29.8%, or $8.2 million expense, for fiscal 2013 and 2012, respectively.  The fiscal 2013 effective tax rate decreased due primarily to the book impairment of goodwill, an increased realization of certain U.S. tax credits and mix of earnings by jurisdiction with differing tax rates.

Net income attributed to Landauer, Inc. for fiscal 2013 was $2.8 million, a decrease of $15.7 million, or 85.4%, compared with net income of $18.5 million for fiscal 2012.  The decrease in net income attributable to Landauer, Inc. was due primarily to a goodwill impairment charge of $22.7 million, decreased Medical Products revenue of $4.0 million, IT platform enhancement expenses of $4.5 million, partially offset by non-recurring acquisition costs of $3.2 million and asset abandonments of $2.5 million in fiscal 2012 and a reduction in income tax expense of $8.8 million.

Radiation Measurement Segment

Radiation Measurement revenues for fiscal 2013 were $109.3 million, an increase of $1.7 million, or 1.7%, compared with revenues of $107.6 million for fiscal 2012.  Revenues increased $3.0 million primarily on higher international equipment sales in China and EMEA, partially offset by declines in domestic badge revenues of $1.0 million.

Radiation Measurement operating income for fiscal 2013 was $38.7 million, a decrease of $4.7 million, or 10.8%, compared with operating income of $43.4 million for fiscal 2012.  The revenue increase of $1.7 million was partially offset by IT platform enhancement increases of $3.2 million, IT systems depreciation of $2.3 million, increased international equipment costs of $1.8 million on higher sales and increased customer service support of $1.0 million, offset by prior year IT platform expenses of $2.0 million and decreased material costs of $0.3 million.

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

Medical Products Segment

Medical Products revenues for fiscal 2013 were $9.5 million, a decrease of $4.0 million, or 29.6%, compared with revenues of $13.5 million for fiscal 2012.  The decrease was due to the decline in the Spherz selling price and the volume of shipments.

Medical Products operating loss for fiscal 2013 was $21.8 million, a decrease of $26.9 million compared with operating income of $5.1 million for fiscal 2012.  The decrease was primarily attributable to the third quarter goodwill impairment charge of $22.7 million, the revenue decrease of $4.0 million and additional tradename amortization of $0.4 million.

Corporate, General and Administrative Expenses

Corporate, general and administrative expenses reflect costs associated with supporting the Company, including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology management, as well as other costs required to support the Company.  Corporate expenses for fiscal 2013 were $17.0 million, a decrease of $5.1 million as compared to $22.1 million for fiscal 2012.  The decrease was due primarily to non-recurring acquisition costs of $3.2 million and asset abandonments of $2.5 million in fiscal 2012.

Liquidity and Capital Resources

Cash and cash equivalents decreased $1.9 million to $6.8 million during fiscal 2014.  The Company’s primary sources of liquidity are cash flows from operations and funds available under its syndicated credit facility. At the end of fiscal 2014, the Company had $41.4 million available under the loan agreement and was in compliance with all covenants.

Cash provided by operating activities for fiscal 2014 was $36.7 million, a 43.4% increase compared to $25.3 million for fiscal 2013. The increase in operating cash flow was primarily driven by decreases in accounts receivable and other operating assets and increases in accounts payable and other operating liabilities.  The Company has invested in resources to accelerate customer collections. In addition, working capital has improved due to the timing of inventory purchases.

Cash used by investing activities for fiscal 2014 was $7.2 million, compared to $11.7 million for fiscal 2013.  Spending on property, plant and equipment decreased from $9.1 million during fiscal 2013 to $4.2 million during fiscal 2014 due to lower information technology expenditures.  Investing activities for fiscal 2014 also included the acquisition of ilumark for $1.8 million, net of cash acquired.

Financing activities for fiscal 2014 were comprised primarily of long-term borrowings on the credit agreement, repayments of long-term borrowings and payments of cash dividends to shareholders.  During fiscal 2014, the Company funded cash dividends of $21.0 million, or $2.20 per share.  During fiscal 2013, the Company funded cash dividends of $20.9 million, or $2.20 per share.  The Company has no indefinite reinvestment assertions on its foreign earnings and profits, as of September 30, 2014.  During fiscal 2013, if the Company were to repatriate cash from its foreign jurisdictions, it does not anticipate any significant incremental U.S. federal and state income tax liability.

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

On December 18, 2014, the Borrowers, entered into a Consent and Amendment in respect of the Credit Agreement with the Administrative Agent and the Lenders.  The Company and the Lenders and the Administrative Agent have agreed to consent, on a one time basis only, to a delay in the delivery of audited financial statements and related deliveries for fiscal 2014.  The Company shall provide its annual audited financial statements and related deliveries for fiscal 2014 only within 120 days after the end of fiscal 2014.  The Company shall provide unaudited financial statements and related deliveries for fiscal 2014 within 90 days after the end of fiscal 2014.  In connection with the Consent, the Company paid a non-refundable consent fee to the Lenders.

On January 28, 2015, the Borrowers, entered into a second Consent and Amendment in respect of the Credit Agreement with the Administrative Agent and the Lenders.  The Company and the Lenders and the Administrative Agent have agreed to consent, on a one time basis only, to a delay in the delivery of audited financial statements and related deliveries for fiscal 2014.  The Company shall provide its annual audited financial statements and related deliveries for fiscal 2014 no later than February 11, 2015.

Borrowings under the credit agreement are classified as long-term debt.  The balance outstanding under the Company’s credit agreement was $133.6 million and $142.8 million as of September 30, 2014 and 2013, respectively. Interest expense on the borrowings was $4.0 million, $4.3 million and $3.6 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. The weighted average interest rate for the base and LIBOR rate was 2.6%, 2.9% and 3.03% for fiscal 2014, 2013 and 2012, respectively.  The applicable interest rate for the base and LIBOR rate separately was 4.5% and 2.654% per annum at September 30, 2014 and 4.75% and 2.682% per annum at September 30, 2013.

Contractual Obligations

As of September 30, 2014, the expected resources required for scheduled payment of contractual obligations were as follows:

	Scheduled Payments by Fiscal Year
(Dollars in Thousands)	Total	2015	2016-17	2018-19	Thereafter
Long-term debt (1)	$133,585	$-	$-	$133,585	$-
Estimated interest on long-term debt	17,366	3,474	6,946	6,946
Capital leases	50	18	30	2	-
Operating leases	6,205	1,216	2,174	1,830	985
Purchase obligations (2)	11,774	11,774	-	-	-
Dividends (3)	5,329	5,329	-	-	-
Pension and postretirement benefits (4)	4,214	398	797	847	2,172
Severance (5)	2,969	2,731	238	-	-
Other short-term liabilities	42	42	-	-	-
Other long-term liabilities	1,026	165	861	-	-
Total obligations	$182,560	$25,147	$11,046	$143,210	$3,157

(1)Includes estimated interest expense calculated using the variable interest rate at September 30, 2014 of 2.6% for current outstanding borrowing facility amount with no planned repayment.

(2)Includes accounts payable and other agreements to purchase goods or services including open purchase orders; also includes remaining contractual obligations associated with the Company’s IT platform enhancement.

(3)Cash dividends in the amount of $0.55 per share were declared on August 22, 2014.

(4)Includes estimated future benefit payments for supplemental key executive retirement plans and a terminated retirement plan that provides certain retirement benefits payable to non-employee directors. The amounts are actuarially determined, which includes the use of assumptions, and may vary significantly from expectations.

(5)Includes the current and long-term portions of accrued severance.  The long-term portion is included in other-noncurrent liabilities on the balance sheet.

The Company is not able to reasonably estimate the ultimate timing of the payments or the amount by which its uncertain tax positions of $3.3 million will be settled. Therefore, the liability is excluded from the preceding table. Further information regarding the Company’s income taxes is contained under the footnote “Income Taxes” in Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At September 30, 2014, the Company had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk, including changes in foreign currency exchange rates. The financial statements of the Company’s international subsidiaries are remeasured into U.S. dollars monthly using the U.S. dollar as the reporting currency. To date, the market risk associated with foreign currency exchange rates has not been material in relation to the Company’s financial position, results of operations, or cash flows. These risks could increase, however, as the Company expands in international markets and markets becomes more volatile. The Company estimates that a 10% and 20% adverse change in the underlying foreign currency exchange rates would have decreased reported net income in fiscal 2014 by approximately $0.7 million and $1.3 million, respectively. Historically, the Company believes that adverse changes in foreign exchange rates have not materially impacted its financial condition.

The Company is subject to interest rate risk related to borrowings under the credit facility.  The variable rate identified is based on LIBOR plus a calculated margin.  Further information on the credit facility is contained under Note 11 (“Credit Facility”) in Item 8 of this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets

Landauer, Inc. and Subsidiaries

As of September 30,

(Dollars in Thousands)	2014	2013 (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$6,761	$8,672
Receivables, net of allowances of $1,872 in 2014 and $1,266 in 2013	34,707	37,839
Inventories	6,687	9,729
Deferred income tax asset - current (Note 10)	2,369	1,626
Prepaid income taxes (Note 10)	1,836	3,270
Prepaid expenses and other current assets	1,973	1,869
Current assets	54,333	63,005
Property, plant and equipment, at cost:
Land and improvements	626	591
Buildings and improvements	5,144	4,341
Internal software	50,710	52,304
Equipment	47,530	50,210
Total property, plant and equipment cost	104,010	107,446
Accumulated depreciation and amortization	(57,253)	(55,514)
Net property, plant and equipment	46,757	51,932
Equity in joint ventures (Note 7)	23,835	23,234
Goodwill (Note 8)	43,218	84,436
Intangible assets, net of accumulated amortization of $37,579 in 2014 and $13,754 in 2013 (Note 8)	14,077	37,011
Dosimetry devices, net of accumulated depreciation of $4,353 in 2014 and $4,739 in 2013	3,958	4,156
Deferred income tax assets (Note 10)	18,374	100
Other assets (Note 3)	12,034	10,832
ASSETS	$216,586	$274,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,248	$6,310
Dividends payable (Note 12)	5,329	5,419
Deferred contract revenue	14,750	14,509
Accrued compensation and related costs	7,132	8,207
Accrued severance (Note 4)	2,731	-
Other accrued expenses	8,538	8,025
Current liabilities	44,728	42,470
Non-current liabilities:
Long-term debt (Note 11)	133,585	142,785
Pension and postretirement obligations (Note 13)	19,475	13,047
Deferred income taxes (Note 10)	509	7,899
Uncertain income tax liabilities (Note 10)	3,284	3,203
Other non-current liabilities	1,271	290
Non-current liabilities	158,124	167,224
Commitments and Contingencies (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value per share, authorized 1,000,000 shares; none issued	-	-

Common stock, $.10 par value per share, authorized 20,000,000 shares; 9,577,874 and 9,575,926 issued and outstanding, respectively, in 2014 and 2013 (Note 12)	958	958
Additional paid in capital	40,317	39,465
Accumulated other comprehensive loss	(10,148)	(4,408)
(Accumulated deficit) retained earnings	(18,873)	27,412
Landauer, Inc. stockholders’ equity	12,254	63,427
Noncontrolling interest	1,480	1,585
Stockholders’ equity	13,734	65,012
LIABILITIES AND STOCKHOLDERS’ EQUITY	$216,586	$274,706

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

Landauer, Inc. and Subsidiaries

For the Years Ended September 30,

(Dollars in Thousands, Except per Share)	2014	2013 (As Restated)	2012
Service revenues	$127,698	$126,528	$124,800
Product revenues	27,364	23,162	27,302
Net revenues	155,062	149,690	152,102
Costs and expenses:
Service costs	61,649	59,931	53,619
Product costs	12,506	11,163	11,816
Total cost of sales	74,155	71,094	65,435
Gross profit	80,907	78,596	86,667
Selling, general, and administrative	54,904	51,115	51,218
Goodwill and intangible asset impairment charge	62,188	22,700	-
Acquisition, reorganization and nonrecurring costs	3,802	1,392	4,299
Abandonment charges	-	-	3,443
Operating (loss) income	(39,987)	3,389	27,707
Equity in income of joint ventures	2,939	3,251	3,103
Interest expense, net	(3,424)	(4,311)	(3,435)
Other (expense) income, net	(26)	747	205
(Loss) income before taxes	(40,498)	3,076	27,580
Income tax (benefit) expense	(15,800)	(560)	8,206
Net (loss) income	(24,698)	3,636	19,374
Less: Net income attributed to noncontrolling interest	505	854	828
Net (loss) income attributed to Landauer, Inc.	$(25,203)	$2,782	$18,546
Net (loss) income per share attributed to Landauer, Inc. shareholders:
Basic	(2.65)	$0.28	$1.96
Weighted average basic shares outstanding	9,524	9,434	9,389
Diluted	(2.65)	$0.27	$1.95
Weighted average diluted shares outstanding	9,524	9,482	9,437

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income

Landauer, Inc. and Subsidiaries

For the Years Ended September 30,

	2014
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net (loss) income	$(25,203)	$505	$(24,698)
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of taxes of $2,152	(3,664)	-	(3,664)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $4	34	-	34
Foreign currency translation adjustment, net of taxes of $1,188	(2,110)	(111)	(2,221)
Comprehensive (loss) income	$(30,943)	$394	$(30,549)

	2013 (As Restated)
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$2,782	$854	$3,636
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of taxes of ($1,790)	3,015	-	3,015
Unrealized gains (losses) on available-for-sale securities, net of taxes of $5	30	-	30
Foreign currency translation adjustment, net of taxes of ($53)	(2,078)	(177)	(2,255)
Comprehensive income	$3,749	$677	$4,426

	2012
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$18,546	$828	$19,374
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of taxes of $951	(1,757)	-	(1,757)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $2	8	-	8
Foreign currency translation adjustment, net of taxes of $94	(386)	(197)	(583)
Comprehensive income	$16,411	$631	$17,042

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

Landauer, Inc. and Subsidiaries

		Landauer, Inc. Stockholders’ Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Non-controlling Interest	Total
Balance September 30, 2011	9,462,807	$946	$33,791	$(3,240)	$47,902	$1,027	$80,426
Stock-based compensation arrangements	30,561	3	2,107	-	-	-	2,110
Dividends	-	-	-	-	(20,852)	(324)	(21,176)
Net income	-	-	-	-	18,546	828	19,374
Foreign currency translation adjustment	-	-	-	(386)	-	(197)	(583)
Unrealized gains (losses) on available-for-sale securities, net of tax				8			8
Defined benefit pension and postretirement plans activity, net of tax	-	-	-	(1,757)	-	-	(1,757)
Balance September 30, 2012	9,493,368	$949	$35,898	$(5,375)	$45,596	$1,334	$78,402
Stock-based compensation arrangements	82,558	9	3,567	-	-	-	3,576
Dividends	-	-	-	-	(20,966)	(426)	(21,392)
Net income	-	-	-	-	2,782	854	3,636
Foreign currency translation adjustment	-	-	-	(2,078)	-	(177)	(2,255)
Unrealized gains (losses) on available-for-sale securities, net of tax				30			30
Defined benefit pension and postretirement plans activity, net of tax	-	-	-	3,015	-	-	3,015
Balance September 30, 2013 (As Restated)	9,575,926	$958	$39,465	$(4,408)	$27,412	$1,585	$65,012
Stock-based compensation arrangements	1,948	-	852	-	-	-	852
Dividends	-	-	-	-	(21,082)	(499)	(21,581)
Net (loss) income	-	-	-	-	(25,203)	505	(24,698)
Foreign currency translation adjustment	-	-	-	(2,110)	-	(111)	(2,221)
Unrealized gains (losses) on available-for-sale securities, net of tax				34			34
Defined benefit pension and postretirement plans activity, net of tax	-	-	-	(3,664)	-	-	(3,664)
Balance September 30, 2014	9,577,874	$958	$40,317	$(10,148)	$(18,873)	$1,480	$13,734

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

Landauer, Inc. and Subsidiaries

For the Years Ended September 30,

(Dollars in Thousands)	2014	2013 (As Restated)	2012
Cash flows provided from operating activities:
Net (loss) income	$(24,698)	$3,636	$19,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,915	15,051	11,961
Goodwill and other intangible impairment charge	62,188	22,700	-
Loss (gain) on sale, disposal and abandonment of assets	208	(32)	3,455
Gain on investments	(419)	(366)	(425)
Equity in income of joint ventures	(2,939)	(3,251)	(3,103)
Dividends from joint ventures	1,340	1,891	1,393
Stock-based compensation and related net tax benefits	2,074	2,541	2,413
Current and long-term deferred taxes, net	(26,920)	(4,680)	3,309
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	2,568	(3,012)	(7,457)
Decrease (increase) in prepaid taxes	1,363	(1,130)	2,800
Decrease (increase) in other operating assets, net	1,497	(4,547)	(2,373)
Increase in accounts payable and other accrued liabilities	2,854	49	3,380
Increase (decrease) in other operating liabilities, net	3,654	(3,501)	1,678
Net cash provided by operating activities	36,685	25,349	36,405
Cash flows used by investing activities:
Acquisition of property, plant & equipment	(4,161)	(9,145)	(14,519)
Acquisition of joint ventures and businesses, net of cash acquired	(1,800)	-	(110,057)
Other investing activities, net	(1,255)	(2,534)	(849)
Net cash used by investing activities	(7,216)	(11,679)	(125,425)
Cash flows (used) provided by financing activities:
Net borrowings on revolving credit facility	(60)	(19)	(19,803)
Long–term borrowings - loan	33,800	27,691	144,797
Long–term borrowings - repayment	(43,000)	(27,187)	(5,300)
Dividends paid to stockholders	(21,048)	(20,897)	(20,808)
Other financing activities, net	(597)	(261)	(210)
Net cash (used) provided by financing activities	(30,905)	(20,673)	98,676
Effects of foreign currency translation	(475)	-	(143)
Net (decrease) increase in cash and cash equivalents	(1,911)	(7,003)	9,513
Opening balance – cash and cash equivalents	8,672	15,675	6,162
Ending balance – cash and cash equivalents	$6,761	$8,672	$15,675

Supplemental disclosure of cash flow information:
Accrued capital spending included in accounts payable and other accrued liabilities	$351	$347	$3,140
Cash paid for interest, net of amounts capitalized	$3,930	$4,441	$3,582
Cash paid for income taxes, net of refunds	$6,704	$7,374	$2,050

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Landauer, Inc. and Subsidiaries

(Dollars in thousands)

1.Summary of Significant Accounting Policies

Nature of Operations

Landauer is a leading global provider of technical and analytical services to determine occupational and environmental radiation exposure, the leading domestic provider of outsourced medical physics services, and a provider of radiology related medical products.  The Company operates in three primary business segments, Radiation Measurement, Medical Physics and Medical Products.

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

Restatement and Revision of Prior Period Financial Statements

In connection with the preparation of the consolidated financial statements for the fiscal year ended September 30, 2014, the Company identified errors in its previously issued financial statements as of and for the fiscal years ended September 30, 2013 and the interim periods ended June 30, 2014, March 31, 2014, December 31, 2013, June 30, 2013, March 31, 2013 and December 31, 2012.  In accordance with accounting guidance presented in ASC 250-10 and SEC Staff Accounting Bulletin No. 99, Materiality, management assessed the materiality of these errors and concluded that they were material to the Company’s fiscal 2013 financial statements. The Company is restating its fiscal 2013 financial statements to correct for these errors.  Certain of these errors also affected the fiscal 2012 financial statements.  The Company is revising its fiscal 2012 financial statements to correct for these errors.  The Company believes that the errors are not material to the fiscal 2012 financial statements.  Following is a description of the corrections:

Income Taxes - The Company did not properly allocate income between taxing jurisdictions for certain items.  This resulted in the misstatement of income tax expense (benefit), prepaid taxes, current and deferred tax assets and liabilities, other accrued expenses and accumulated other comprehensive income.

Revenue and accounts receivable - The Company identified the following errors related to revenue recognition and its accounting for receivables:

•	The Company did not properly defer revenue for the portion of the badge wear period remaining at the end of each month. This resulted in the misstatement of revenue and the deferred revenue liability.

•

The Company did not recognize revenue for certain customers in accordance with contractually established terms and conditions.  This resulted in the misstatement of revenue, cost of sales, inventory and the deferred revenue liability.

•

Revenue was recognized for certain product sales prior to the transfer of the risk of loss to customers.  This resulted in the misstatement of revenue, cost of sales, inventory and the deferred revenue liability.

•	Credit memos were recorded to customers’ accounts prior to recognition of the related revenue. This resulted in the misstatement of revenue and receivables, net of allowances.

•

The Company did not properly record an allowance for credit memos to be issued to customers in the same periods as the related revenue.  This resulted in the misstatement of revenue and receivables, net of allowances.

•

The Company utilized a methodology at one of its foreign subsidiaries to record an allowance for doubtful accounts that did not properly estimate future bad debts based on the subsidiary’s historical experience.  As a result, the Company did not record an allowance for certain significantly aged receivables and bad debt expense was not recorded in the proper periods.  This resulted in the misstatement of selling, general and administrative expenses and receivables, net of allowances.

Dosimetry devices – The Company did not properly account for certain dosimetry devices, based on the expected useful life of the devices as determined by the wear period of the related badges.  This resulted in a misstatement of cost of sales and dosimetry devices, net of accumulated depreciation.

Long-term investments – The Company recorded fixed income mutual fund investments held by one of its foreign subsidiaries as cash, instead of properly classifying them as available-for-sale securities.  As a result, both realized and unrealized gains were incorrectly recorded as interest income.  This resulted in the misstatement of interest expense, net, other income (expense), net, net income attributed to noncontrolling interest, comprehensive income, cash, other assets, accumulated other comprehensive income, and noncontrolling interest.

Sales taxes – The Company did not collect and remit sales taxes to the proper taxing jurisdictions.  This resulted in the misstatement of selling, general and administrative expenses and other accrued expenses.

Intangible assets – The Company’s intangible assets include purchased customer lists, licenses, patents, trademarks and tradenames. These assets are recorded at fair value and assigned estimated useful lives at the time of acquisition. The Company did not properly amortize certain customer lists and trademarks based on their assigned useful lives and, therefore, did not record amortization expense in the proper periods.  This resulted in a misstatement of selling, general and administrative expenses and intangible assets, net of accumulated amortization.

Equity in joint ventures – The Company identified the following errors related to accounting for its joint ventures:

•	During fiscal 2012 and 2013, the Company did not properly record its share of equity income from certain joint ventures in the proper periods.

•

The Company did not properly eliminate intra-entity profit on sales to one of its joint ventures accounted for on the equity method.  This resulted in the misstatement of equity in income of joint ventures and equity in joint ventures (investment account).

•

Revenue was recorded at one of the Company’s joint ventures on equipment sales prior to transfer of the risk of loss to the customer.  As a result, the Company did not record its share of equity income from the joint venture in the proper periods.

Employee bonuses – The Company maintains non-equity incentive bonus plans for certain employees.  Annual awards are paid based on established targets. At the end of fiscal 2012, the Company did not properly adjust its accrual for bonuses based on performance against established targets for the year and, therefore, did not record compensation expense in the proper period.  This resulted in a misstatement of selling, general and administrative expenses and accrued compensation and related costs.

Foreign currency transaction gains and losses – The Company did not properly account for gains and losses on certain transactions denominated in currencies other than the functional currency.  This resulted in the misstatement of other income (expense), net and accumulated other comprehensive income.

The following tables summarize the impact of the corrections of the previously mentioned errors on net income (loss) and diluted net income (loss) per share attributed to Landauer, Inc.

(Dollars in Thousands, Except per Share Amounts)	Three Months Ended June 30, 2014 (Unaudited)		Three Months Ended March 31, 2014 (Unaudited)		Three Months Ended December 31, 2013 (Unaudited)
	Net Income (Loss)	Diluted Net Income (Loss) Per Share	Net Income (Loss)	Diluted Net Income (Loss) Per Share	Net Income (Loss)	Diluted Net Income (Loss) Per Share
As previously reported	$(36,626)	$(3.86)	$4,997	$0.52	$3,051	$0.32
Revenue and accounts receivable	1,138		(500)		252
Dosimetry devices	13		13		12
Long-term investments	(48)		(25)		79
Sales taxes	(15)		(16)		(16)
Intangible assets	-		-		150
Equity in joint ventures	-		-		708
Total adjustments	1,088	0.11	(528)	(0.05)	1,185	0.12
Income tax expense (benefit)	805	0.08	(41)	-	403	0.04
Less amounts attributed to noncontrolling interest	(8)	-	(4)	-	12	-
Net impact of adjustments	291	0.03	(483)	(0.05)	770	0.08
As restated	$(36,335)	$(3.83)	$4,514	$0.47	$3,821	$0.40

(Dollars in Thousands, Except per Share Amounts)	Year Ended September 30, 2013		Three Months Ended June 30, 2013 (Unaudited)		Three Months Ended March 31, 2013 (Unaudited)
	Net Income (Loss)	Diluted Net Income (Loss) Per Share	Net Income (Loss)	Diluted Net Income (Loss) Per Share	Net Income (Loss)	Diluted Net Income (Loss) Per Share
As previously reported	$4,836	$0.49	$(13,753)	$(1.46)	$5,153	$0.54
Revenue and accounts receivable	(407)		(22)		-
Dosimetry devices	(177)		(44)		(44)
Long-term investments	(35)		(28)		(24)
Sales taxes	(69)		(17)		(17)
Intangible assets	50		(50)		(50)
Equity in joint ventures	(630)		(459)		(413)
Employee bonuses	(136)		-		-
Total adjustments	(1,404)	(0.15)	(620)	(0.06)	(548)	(0.06)
Income tax expense (benefit)	656	0.07	(701)	(0.07)	179	0.02
Less amounts attributed to noncontrolling interest	(6)	-	(9)	-	(4)	-
Net impact of adjustments	(2,054)	(0.22)	90	0.01	(723)	(0.08)
As restated	$2,782	$0.27	$(13,663)	$(1.45)	$4,430	$0.46

(Dollars in Thousands, Except per Share Amounts)	Three Months Ended December 31, 2012 (Unaudited)		Year Ended September 30, 2012
	Net Income (Loss)	Diluted Net Income (Loss) Per Share	Net Income (Loss)	Diluted Net Income (Loss) Per Share	Prior to Fiscal 2012
As previously reported	$4,877	$0.52	$19,270	$2.03
Revenue and accounts receivable	32		(211)		(1,100)
Dosimetry devices	(44)		(130)		(1,335)
Long-term investments	43		(10)		(111)
Sales taxes	(17)		(67)		(281)
Intangible assets	(50)		(200)		-
Equity in joint ventures	(471)		(78)		-
Employee bonuses	(136)		136		-
Foreign currency transaction gains & losses	-		-		316
Total adjustments	(643)	(0.07)	(560)	(0.06)	(2,511)
Income tax expense (benefit)	(30)	-	166	0.02	(640)
Less amounts attributed to noncontrolling interest	7	-	(2)	-	(49)
Net impact of adjustments	(620)	(0.07)	(724)	(0.08)	$(1,822)
As restated (revised for fiscal 2012)	$4,257	$0.45	$18,546	$1.95

The effect of the corrections on the previously issued Consolidated Balance Sheets is as follows:

	June 30, 2014 (Unaudited)		March 31, 2014 (Unaudited)		December 31, 2013 (Unaudited)
(Dollars in Thousands)	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$11,154	$8,638	$10,991	$8,922	$13,272	$11,466
Receivables, net of allowances	34,750	34,084	35,487	34,821	34,178	33,512
Inventories	7,734	7,770	7,509	7,509	8,301	8,301
Deferred income tax asset - current	2,303	1,617	2,313	1,627	2,312	1,626
Prepaid income taxes	6,383	5,498	2,411	2,243	2,671	2,374
Prepaid expenses and other current assets	3,002	3,164	2,832	2,994	2,908	3,070
Current assets	65,326	60,771	61,543	58,116	63,642	60,349
Total property, plant and equipment, at cost	105,761	105,761	104,822	104,822	104,316	104,316
Accumulated depreciation and amortization	(57,369)	(57,369)	(55,275)	(55,275)	(53,407)	(53,407)
Net property, plant and equipment	48,392	48,392	49,547	49,547	50,909	50,909
Equity in joint ventures	23,744	23,744	23,356	23,356	22,600	22,600
Goodwill	44,645	44,645	86,384	86,384	86,529	86,529
Intangible assets, net of accumulated amortization	14,663	14,663	36,198	36,198	37,022	37,022
Dosimetry devices, net of accumulated depreciation	5,409	3,805	5,734	4,117	5,739	4,109
Other assets	20,539	24,204	7,621	10,839	7,704	10,659
ASSETS	$222,718	$220,224	$270,383	$268,557	$274,145	$272,177
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,611	$5,611	$6,830	$6,830	$6,036	$6,036
Dividends payable	5,380	5,380	5,352	5,352	5,433	5,433
Deferred contract revenue	16,772	16,970	13,120	14,420	13,572	14,372
Accrued compensation and related costs	6,849	6,849	7,176	7,176	6,160	6,160
Other accrued expenses	7,776	8,317	6,125	6,651	6,217	6,727
Current liabilities	42,388	43,127	38,603	40,429	37,418	38,728
Non-current liabilities:
Long-term debt	138,285	138,285	138,285	138,285	143,785	143,785
Pension and postretirement obligations	13,588	13,588	13,331	13,331	13,308	13,308
Deferred income taxes	656	(1,382)	10,823	8,785	10,324	8,286
Uncertain income tax liabilities	351	3,193	529	3,283	465	3,131
Other non-current liabilities	1,067	1,067	1,221	1,221	1,425	1,425
Non-current liabilities	153,947	154,751	164,189	164,905	169,307	169,935
Commitments and Contingencies	-	-	-	-	-	-
STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-	-	-
Common stock	962	962	963	963	962	962
Additional paid in capital	40,392	40,392	39,755	39,755	39,653	39,653
Accumulated other comprehensive loss	(4,360)	(4,318)	(4,092)	(4,098)	(4,547)	(4,578)
Retained earnings	(12,299)	(16,321)	29,606	25,293	29,582	25,752
Landauer, Inc. stockholders’ equity	24,695	20,715	66,232	61,913	65,650	61,789
Noncontrolling interest	1,688	1,631	1,359	1,310	1,770	1,725
Stockholders’ equity	26,383	22,346	67,591	63,223	67,420	63,514
LIABILITIES AND STOCKHOLDERS’ EQUITY	$222,718	$220,224	$270,383	$268,557	$274,145	$272,177

	September 30, 2013		June 30, 2013 (Unaudited)		March 31, 2013 (Unaudited)
(Dollars in Thousands)	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$11,184	$8,672	$8,997	$6,620	$11,054	$9,204
Receivables, net of allowances	38,419	37,839	34,807	34,328	36,419	35,940
Inventories	9,539	9,729	9,487	9,739	9,718	9,718
Deferred income tax asset - current	2,312	1,626	2,259	1,644	2,339	1,724
Prepaid income taxes	3,132	3,270	3,513	4,403	4,902	4,976
Prepaid expenses and other current assets	1,707	1,869	2,259	2,421	1,928	1,928
Current assets	66,293	63,005	61,322	59,155	66,360	63,490
Total property, plant and equipment cost	107,446	107,446	106,248	106,248	105,883	105,883
Accumulated depreciation and amortization	(55,514)	(55,514)	(53,326)	(53,326)	(51,256)	(51,256)
Net property, plant and equipment	51,932	51,932	52,922	52,922	54,627	54,627
Equity in joint ventures	23,942	23,234	22,735	21,314	22,683	21,721
Goodwill	84,436	84,436	83,833	83,833	106,746	106,746
Intangible assets, net of accumulated amortization	37,161	37,011	37,987	37,637	36,091	35,791
Dosimetry devices, net of accumulated depreciation	5,798	4,156	6,221	4,624	6,436	4,883
Other assets	7,271	10,932	5,837	9,261	6,101	9,058
ASSETS	$276,833	$274,706	$270,857	$268,746	$299,044	$296,316
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,310	$6,310	$5,490	$5,490	$6,541	$6,541
Dividends payable	5,419	5,419	5,389	5,389	5,403	5,403
Deferred contract revenue	13,181	14,509	13,572	14,646	14,413	15,213
Accrued compensation and related costs	8,207	8,207	7,146	7,146	6,938	6,938
Other accrued expenses	7,531	8,025	8,863	9,308	7,789	8,217
Current liabilities	40,648	42,470	40,460	41,979	41,084	42,312
Non-current liabilities:
Long-term debt	142,785	142,785	139,560	139,560	143,260	143,260
Pension and postretirement obligations	13,047	13,047	17,655	17,655	17,821	17,821
Deferred income taxes	9,817	7,899	10,118	8,096	16,179	14,159
Uncertain income tax liabilities	625	3,203	621	2,963	840	2,963
Other non-current liabilities	290	290	271	271	266	266
Non-current liabilities	166,564	167,224	168,225	168,545	178,366	178,469
Commitments and Contingencies	-	-	-	-	-	-
STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-	-	-
Common stock	958	958	959	959	956	956
Additional paid in capital	39,465	39,465	39,034	39,034	37,063	37,063
Accumulated other comprehensive loss	(4,456)	(4,408)	(7,866)	(7,960)	(7,324)	(7,446)
Retained earnings	32,012	27,412	28,721	24,922	47,685	43,796
Landauer, Inc. stockholders’ equity	67,979	63,427	60,848	56,955	78,380	74,369
Noncontrolling interest	1,642	1,585	1,324	1,267	1,214	1,166
Stockholders’ equity	69,621	65,012	62,172	58,222	79,594	75,535
LIABILITIES AND STOCKHOLDERS’ EQUITY	$276,833	$274,706	$270,857	$268,746	$299,044	$296,316

	December 31, 2012 (Unaudited)		September 30, 2012
(Dollars in Thousands)	Previously Reported	As Restated	Previously Reported	As Revised
ASSETS
Current assets:
Cash and cash equivalents	$16,497	$14,927	$17,633	$15,675
Receivables, net of allowances	36,391	35,912	35,165	34,686
Inventories	9,199	9,199	8,638	8,725
Deferred income tax asset - current	2,473	1,858	2,414	1,799
Prepaid income taxes	698	836	2,148	2,141
Prepaid expenses and other current assets	2,015	2,015	1,561	1,561
Current assets	67,273	64,747	67,559	64,587
Total property, plant and equipment cost	103,330	103,330	101,375	101,375
Accumulated depreciation and amortization	(49,125)	(49,125)	(46,983)	(46,983)
Net property, plant and equipment	54,205	54,205	54,392	54,392
Equity in joint ventures	22,664	22,115	24,108	24,030
Goodwill	107,001	107,001	106,717	106,717
Intangible assets, net of accumulated amortization	36,793	36,543	37,402	37,202
Dosimetry devices, net of accumulated depreciation	6,537	5,028	6,189	4,724
Other assets	6,366	8,941	5,758	8,619
ASSETS	$300,839	$298,580	$302,125	$300,271
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,637	$6,637	$9,656	$9,656
Dividends payable	5,342	5,342	5,345	5,345
Deferred contract revenue	15,065	15,865	14,947	15,866
Accrued compensation and related costs	5,520	5,520	8,260	8,124
Other accrued expenses	7,215	7,626	7,096	7,490
Current liabilities	39,779	40,990	45,304	46,481
Non-current liabilities:
Long-term debt	145,847	145,847	141,347	141,347
Pension and postretirement obligations	17,690	17,690	17,586	17,586
Deferred income taxes	15,745	13,727	15,733	13,717
Uncertain income tax liabilities	672	2,576	667	2,352
Other non-current liabilities	326	326	386	386
Non-current liabilities	180,280	180,166	175,719	175,388
Commitments and Contingencies	-	-	-	-
STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-
Common stock	955	955	949	949
Additional paid in capital	36,587	36,587	35,898	35,898
Accumulated other comprehensive loss	(5,788)	(5,934)	(5,272)	(5,375)
Retained earnings	47,793	44,627	48,142	45,596
Landauer, Inc. stockholders’ equity	79,547	76,235	79,717	77,068
Noncontrolling interest	1,233	1,189	1,385	1,334
Stockholders’ equity	80,780	77,424	81,102	78,402
LIABILITIES AND STOCKHOLDERS’ EQUITY	$300,839	$298,580	$302,125	$300,271

The effect of the corrections on the previously issued Consolidated Statements of Operations is as follows:

	Three Months Ended June 30, 2014 (Unaudited)		Three Months Ended March 31, 2014 (Unaudited)		Three Months Ended December 31, 2013 (Unaudited)
(Dollars in Thousands, Except per Share)	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Service revenues	$31,013	$31,800	$32,983	$32,870	$31,894	$31,745
Product revenues	3,753	4,068	6,571	6,184	5,811	6,402
Net revenues	34,766	35,868	39,554	39,054	37,705	38,147
Costs and expenses:
Service costs	16,149	16,109	15,195	15,155	15,049	15,010
Product costs	1,830	1,821	3,150	3,177	3,158	3,375
Total cost of sales	17,979	17,930	18,345	18,332	18,207	18,385
Gross profit	16,787	17,938	21,209	20,722	19,498	19,762
Selling, general, and administrative	13,805	13,819	13,735	13,750	14,362	14,226
Goodwill impairment charge	62,188	62,188	-	-	-	-
Acquisition, reorganization and nonrecurring costs	1,558	1,558	109	109	111	111
Operating income	(60,764)	(59,627)	7,365	6,863	5,025	5,425
Equity in income of joint ventures	256	256	535	535	573	1,281
Interest expense, net	(817)	(867)	(975)	(1,014)	(892)	(937)
Other income (expense), net	(22)	(21)	(8)	5	37	159
Income before taxes	(61,347)	(60,259)	6,917	6,389	4,743	5,928
Income tax (benefit) expense	(25,030)	(24,225)	1,954	1,913	1,496	1,899
Net income	(36,317)	(36,034)	4,963	4,476	3,247	4,029
Less: Net income attributed to noncontrolling interest	309	301	(34)	(38)	196	208
Net income attributed to Landauer, Inc.	$(36,626)	$(36,335)	$4,997	$4,514	$3,051	$3,821
Net income per share attributed to Landauer, Inc. shareholders:
Basic	$(3.86)	$(3.83)	$0.52	$0.47	$0.32	$0.40
Weighted average basic shares outstanding	9,482	9,482	9,460	9,460	9,422	9,422
Diluted	$(3.86)	$(3.83)	$0.52	$0.47	$0.32	$0.40
Weighted average diluted shares outstanding	9,482	9,482	9,501	9,501	9,467	9,467

	Year Ended September 30, 2013		Three Months Ended June 30, 2013 (Unaudited)		Three Months Ended March 31, 2013 (Unaudited)
(Dollars in Thousands, Except per Share)	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Service revenues	$126,840	$126,528	$31,591	$31,538	$32,533	$32,480
Product revenues	23,360	23,162	4,989	4,768	4,549	4,602
Net revenues	150,200	149,690	36,580	36,306	37,082	37,082
Costs and expenses:
Service costs	59,859	59,931	15,474	15,492	14,863	14,881
Product costs	11,161	11,163	2,490	2,264	2,187	2,213
Total cost of sales	71,020	71,094	17,964	17,756	17,050	17,094
Gross profit	79,180	78,596	18,616	18,550	20,032	19,988
Selling, general, and administrative	50,968	51,115	12,550	12,615	12,578	12,643
Goodwill impairment charge	22,700	22,700	22,700	22,700	-	-
Acquisition, reorganization and nonrecurring costs	1,392	1,392	142	142	300	300
Operating income	4,120	3,389	(16,776)	(16,907)	7,154	7,045
Equity in income of joint ventures	3,881	3,251	471	12	556	143
Interest expense, net	(4,184)	(4,311)	(1,154)	(1,185)	(1,081)	(1,107)
Other income (expense), net	663	747	112	113	224	224
Income before taxes	4,480	3,076	(17,347)	(17,967)	6,853	6,305
Income tax (benefit) expense	(1,216)	(560)	(3,748)	(4,449)	1,620	1,799
Net income	5,696	3,636	(13,599)	(13,518)	5,233	4,506
Less: Net income attributed to noncontrolling interest	860	854	154	145	80	76
Net income attributed to Landauer, Inc.	$4,836	$2,782	$(13,753)	$(13,663)	$5,153	$4,430
Net income per share attributed to Landauer, Inc. shareholders:
Basic	$0.50	$0.28	$(1.46)	$(1.45)	$0.54	$0.46
Weighted average basic shares outstanding	9,434	9,434	9,439	9,439	9,417	9,417
Diluted	$0.49	$0.27	$(1.46)	$(1.45)	$0.54	$0.46
Weighted average diluted shares outstanding	9,482	9,482	9,439	9,439	9,462	9,462

	Three Months Ended December 31, 2012 (Unaudited)		Year Ended September 30, 2012
(Dollars in Thousands, Except per Share)	Previously Reported	As Restated	Previously Reported	As Revised
Service revenues	$31,469	$31,416	$124,979	$124,800
Product revenues	5,212	5,384	27,421	27,302
Net revenues	36,681	36,800	152,400	152,102
Costs and expenses:
Service costs	14,308	14,326	53,489	53,619
Product costs	2,255	2,368	11,903	11,816
Total cost of sales	16,563	16,694	65,392	65,435
Gross profit	20,118	20,106	87,008	86,667
Selling, general, and administrative	13,391	13,592	51,096	51,218
Acquisition, reorganization and nonrecurring costs	-	-	4,299	4,299
Abandonment charges	-	-	3,443	3,443
Operating income	6,727	6,514	28,170	27,707
Equity in income of joint ventures	1,528	1,057	3,181	3,103
Interest expense, net	(1,033)	(1,065)	(3,308)	(3,435)
Other income (expense), net	95	168	97	205
Income before taxes	7,317	6,674	28,140	27,580
Income tax (benefit) expense	2,274	2,244	8,040	8,206
Net income	5,043	4,430	20,100	19,374
Less: Net income attributed to noncontrolling interest	166	173	830	828
Net income attributed to Landauer, Inc.	$4,877	$4,257	$19,270	$18,546
Net income per share attributed to Landauer, Inc. shareholders:
Basic	$0.52	$0.45	$2.04	$1.96
Weighted average basic shares outstanding	9,336	9,336	9,389	9,389
Diluted	$0.52	$0.45	$2.03	$1.95
Weighted average diluted shares outstanding	9,385	9,385	9,437	9,437

The effect of the corrections on the previously issued Consolidated Statements of Cash Flows is as follows:

	Nine Months Ended June 30, 2014 (Unaudited)		Six Months Ended March 31, 2014 (Unaudited) (a)		Three Months Ended December 31, 2013 (Unaudited) (a)
(Dollars in Thousands)	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Cash flows provided from operating activities:
Net income (loss)	$(28,107)	$(27,529)	$8,210	$8,505	$3,247	$4,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,607	11,419	7,662	7,487	3,894	3,732
Goodwill and other intangible assets impairment charge	62,188	62,188	-	-	-	-
Gain on sale, disposal and abandonment of assets	(35)	(35)	-	-	-	-
Gain on investments	(369)	(505)	(203)	(338)	(146)	(268)
Equity in income of joint ventures	(1,364)	(2,072)	(1,108)	(1,816)	(573)	(1,281)
Dividends from joint ventures	1,340	1,340	1,340	1,340	1,340	1,340
Stock-based compensation and related net tax benefits	1,066	1,066	453	453	282	282
Current and long-term deferred taxes, net	(21,973)	(21,829)	791	847	292	260
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	3,815	3,901	3,119	3,205	4,396	4,482
(Increase) decrease in prepaid taxes	(3,247)	(2,224)	721	1,027	466	901
(Increase) decrease in other operating assets, net	(227)	(73)	571	761	(88)	102
(Decrease) increase in accounts payable and other accrued liabilities	1,379	296	(2,025)	(2,021)	(3,328)	(3,840)
Increase in other operating liabilities, net	608	608	430	430	200	200
Net cash provided by operating activities	26,681	26,551	19,961	19,880	9,982	9,939
Cash flows used by investing activities:
Acquisition of property, plant & equipment	(3,056)	(3,056)	(2,415)	(2,415)	(1,245)	(1,245)
Acquisition of joint ventures and businesses, net of cash acquired	(1,800)	(1,800)	(1,800)	(1,800)	(1,800)	(1,800)
Other investing activities, net	(1,037)	(855)	(637)	(114)	(573)	97
Net cash used by investing activities	(5,893)	(5,711)	(4,852)	(4,329)	(3,618)	(2,948)
Cash flows (used) provided by financing activities:
Net borrowings on revolving credit facility	(51)	(51)	(43)	(43)	(21)	(21)
Long–term borrowings - loan	27,500	27,500	20,000	20,000	14,000	14,000
Long–term borrowings - repayment	(32,000)	(32,000)	(24,500)	(24,500)	(13,000)	(13,000)
Dividends paid to stockholders	(15,771)	(15,771)	(10,520)	(10,520)	(5,274)	(5,274)
Other financing activities, net	(500)	(500)	(347)	(347)	49	49
Net cash (used) provided by financing activities	(20,822)	(20,822)	(15,410)	(15,410)	(4,246)	(4,246)
Effects of foreign currency translation	4	(52)	108	109	(30)	49
Net (decrease) increase in cash and cash equivalents	(30)	(34)	(193)	250	2,088	2,794
Opening balance – cash and cash equivalents	11,184	8,672	11,184	8,672	11,184	8,672
Ending balance – cash and cash equivalents	$11,154	$8,638	$10,991	$8,922	$13,272	$11,466

	Year Ended September 30, 2013 (a)		Nine Months Ended June 30, 2013 (Unaudited) (a)		Six Months Ended March 31, 2013 (Unaudited)
(Dollars in Thousands)	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Cash flows provided from operating activities:
Net income	$5,696	$3,636	$(3,323)	$(4,582)	$10,276	$8,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,924	15,051	10,860	11,142	6,976	7,164
Goodwill impairment charge	22,700	22,700	22,700	22,700	-	-
Gain on sale, disposal and abandonment of assets	(32)	(32)	-	-	-	-
Gain on investments	(282)	(366)	(118)	(192)	-	(73)
Equity in income of joint ventures	(3,881)	(3,251)	(2,555)	(1,212)	(2,084)	(1,200)
Dividends from joint ventures	1,891	1,891	1,891	1,891	1,891	1,891
Stock-based compensation and related net tax benefits	2,541	2,541	2,293	2,293	1,504	1,504
Current and long-term deferred taxes, net	(5,858)	(4,680)	(5,531)	(4,880)	284	718
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(3,113)	(3,012)	305	305	(1,244)	(1,244)
Increase in prepaid taxes	(985)	(1,130)	(1,349)	(2,246)	(2,755)	(2,836)
Increase in other operating assets, net	(4,036)	(4,547)	(3,479)	(3,950)	(2,839)	(2,956)
(Decrease) increase in accounts payable and other accrued liabilities	(596)	49	(1,157)	(815)	(2,959)	(2,908)
Decrease in other operating liabilities, net	(3,501)	(3,501)	(1,073)	(1,073)	(26)	(26)
Net cash provided by operating activities	25,468	25,349	19,464	19,381	9,024	8,970
Cash flows used by investing activities:
Acquisition of property, plant & equipment	(9,145)	(9,145)	(8,135)	(8,135)	(5,962)	(5,962)
Acquisition of joint ventures and businesses, net of cash acquired	-	-	-	-	-	-
Other investing activities, net	(1,869)	(2,534)	(1,855)	(2,355)	(678)	(513)
Net cash used by investing activities	(11,014)	(11,679)	(9,990)	(10,490)	(6,640)	(6,475)
Cash flows (used) provided by financing activities:
Net borrowings on revolving credit facility	(19)	(19)	-	-	-	-
Long–term borrowings - loan	27,691	27,691	19,600	19,600	10,300	10,300
Long–term borrowings - repayment	(27,187)	(27,187)	(21,387)	(21,387)	(8,587)	(8,587)
Dividends paid to stockholders	(20,897)	(20,897)	(15,658)	(15,658)	(10,429)	(10,429)
Other financing activities, net	(261)	(261)	(460)	(460)	(260)	(260)
Net cash (used) provided by financing activities	(20,673)	(20,673)	(17,905)	(17,905)	(8,976)	(8,976)
Effects of foreign currency translation	(230)	-	(205)	(41)	13	10
Net (decrease) increase in cash and cash equivalents	(6,449)	(7,003)	(8,636)	(9,055)	(6,579)	(6,471)
Opening balance – cash and cash equivalents	17,633	15,675	17,633	15,675	17,633	15,675
Ending balance – cash and cash equivalents	$11,184	$8,672	$8,997	$6,620	$11,054	$9,204

	Three Months Ended December 31, 2012 (Unaudited)		Year Ended September 30, 2012 (a)
(Dollars in Thousands)	Previously Reported	As Restated	Previously Reported	As Revised
Cash flows provided from operating activities:
Net income	$5,043	$4,430	$20,100	$19,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,450	3,544	11,631	11,961
Goodwill impairment charge	-	-	-	-
Loss on sale, disposal and abandonment of assets	-	-	3,455	3,455
Gain on investments	-	(73)	(317)	(425)
Equity in income of joint ventures	(1,528)	(1,057)	(3,181)	(3,103)
Dividends from joint ventures	1,892	1,892	1,393	1,393
Stock-based compensation and related net tax benefits	625	625	2,413	2,413
Current and long-term deferred taxes, net	7	224	2,833	3,309
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(1,114)	(1,114)	(7,636)	(7,457)
Decrease in prepaid taxes	1,449	1,304	2,774	2,800
Increase in other operating assets, net	(1,953)	(1,968)	(1,925)	(2,373)
(Decrease) increase in accounts payable and other accrued liabilities	(3,963)	(3,929)	3,305	3,380
Decrease in other operating liabilities, net	244	244	1,678	1,678
Net cash provided by operating activities	4,152	4,122	36,523	36,405
Cash flows used by investing activities:
Acquisition of property, plant & equipment	(3,714)	(3,714)	(14,519)	(14,519)
Acquisition of joint ventures and businesses, net of cash acquired	-	-	(110,057)	(110,057)
Other investing activities, net	(453)	(57)	(563)	(849)
Net cash used by investing activities	(4,167)	(3,771)	(125,139)	(125,425)
Cash flows (used) provided by financing activities:
Net borrowings on revolving credit facility	-	-	(19,803)	(19,803)
Long–term borrowings - loan	4,300	4,300	144,797	144,797
Long–term borrowings - repayment	-	-	(5,300)	(5,300)
Dividends paid to stockholders	(5,229)	(5,229)	(20,808)	(20,808)
Other financing activities, net	(248)	(248)	(210)	(210)
Net cash (used) provided by financing activities	(1,177)	(1,177)	98,676	98,676
Effects of foreign currency translation	56	78	(341)	(143)
Net (decrease) increase in cash and cash equivalents	(1,136)	(748)	9,719	9,513
Opening balance – cash and cash equivalents	17,633	15,675	7,914	6,162
Ending balance – cash and cash equivalents	$16,497	$14,927	$17,633	$15,675

(a)

As reported in the Company's 2014 third fiscal quarter Form 10-Q (filed on August 11, 2014), certain errors were identified in the Consolidated Statement of Cash Flows that impacted prior periods.  The errors related to the following:   treatment of accrued additions for property, plant and equipment, classification of debt financing fees and classification of unrealized gains or losses on investments in the Consolidated Statements of Cash Flows.   The prior period consolidated statements of cash flows were revised in the 2014 third fiscal quarter Form 10-Q to correct for these errors and the impacts of the corrections are reflected within the 'Previously Reported' columns above.

Cash and Cash Equivalents

Cash and cash equivalents include cash and investments with an original maturity of three months or less - primarily short-term money market instruments.

Restricted Cash

Restricted cash in the balance sheets as of fiscal 2014 and 2013 in the “Other current assets” line was $162 for each of the years.  Restricted cash in the balance sheets as of fiscal 2014 and 2013 in the “Other long-term assets” line was $0 and $162, respectively.  Restricted cash includes deposits from an international customer that are released to the Company upon the achievement of specified conditions.

Inventories

Inventories, principally the components associated with dosimetry devices, are valued at lower of cost or market utilizing a first-in, first-out method.

Long-term Investments

The Company had long-term investments of $3,734 and $2,977 at September 30, 2014 and 2013, respectively that are held in a Rabbi trust for benefits under the Company’s deferred compensation plan. Under the plan, participants designate investment options to serve as the basis for measurement of the notional value of their accounts. The investments, classified as trading securities, include a money market fund and mutual funds that are publicly traded.  Trading securities are carried at fair value with unrealized gains and losses included in earnings. The fair value of the shares or underlying securities of the funds is based on quoted market prices.

The Company had long-term investments of $2,382 and $2,188 at September 30, 2014 and 2013, respectively, consisting of debt mutual funds classified as available-for-sale securities.  Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported in other comprehensive income.  The cost of securities sold is based on the specific identification method.  The investments are valued based on the net asset value (“NAV”) of the underlying securities as provided by the investment account manager.  The investments are not restricted or subject to a lockup and may be redeemed on demand.  Notice within a certain period of time prior to redemption is not required.

Long-term investments are included in other assets.

Revenue Recognition and Deferred Contract Revenue

The majority of the Radiation Measurement revenues are realized from radiation measurement services and other services incidental to radiation dose measurement.  The measuring and monitoring services provided by the Company to its customers are of a subscription nature and are continuous. The Company views its business in the Radiation Measurement segment as services provided to customers over a period of time and the wear period is the period over which those services are provided. Badge production, wearing of badges, badge analysis, and report preparation are integral to the benefit that the Company provides to its customers. These services are provided to customers on an agreed-upon recurring basis (monthly, bi-monthly, quarterly, semi-annually or annually) that the customer chooses for the wear period. Revenue is recognized on a straight-line basis, adjusted for changes in pricing and volume, over the wear period.  Revenues are recognized over the periods in which the customers wear the badges irrespective of whether invoiced in advance or in arrears.

Many customers pay for these services in advance. The amounts recorded as deferred contract revenue in the consolidated balance sheets represent customer deposits invoiced in advance during the preceding twelve months for services to be rendered over the succeeding twelve months, and are net of services rendered through the respective consolidated balance sheet date. Management believes that the amount of deferred contract revenue fairly represents the remaining business activity with customers invoiced in advance.

Other services incidental to measuring and monitoring augment the basic radiation measurement services that the Company offers, providing administrative and informational tools to customers for the management of their radiation detection programs.  Other service revenues are recognized upon delivery of the reports to customers or as other such services are provided.

The Company sells radiation measurement products to its customers, principally InLight products, for their use in conducting radiation measurements or managing radiation detection programs. The Company recognizes Radiation Measurement segment product revenues upon shipment or delivery of goods when title and risk of loss pass to customers.

The Company, through its Medical Physics segment, offers full scope medical physics services to hospitals and radiation therapy centers. Services offered include, but are not limited to, clinical physics support in radiation oncology, commissioning services, special projects support and imaging physics services. Delivery of the medical physics services can be of a contracted, recurring nature or as a discrete project with a defined service outcome. Recurring services often are provided on the customer's premises by a full-time employee or fraction of a full-time employee. Revenue is recognized for recurring services on a straight-line basis over the life of the contract unless there is another discernable pattern as the services are rendered.  Revenue is recognized for fee for service projects when the service is delivered.

Contracted services are billed on an agreed-upon recurring basis, either in advance or arrears of the service being delivered. Customers may be billed monthly, quarterly, or at some other regular interval over the contracted period. The amounts recorded as deferred revenue represent amounts invoiced in advance of delivery of the service. Management believes that the amount of deferred contract revenue fairly represents remaining business activity with customers invoiced in advance.

Fee for service revenue is typically associated with much shorter contract periods, or with discrete individual projects, and revenue is recognized upon completion of the project and customer acceptance thereof.

Additional medical physics services under the full scope offering of the medical physics practice groups comprising the Medical Physics segment include radiation center design and consulting, accreditation work and quality assurance reviews.

The Company, through its Medical Products segment, offers high quality medical consumable accessories used in radiology, radiation therapy, and image guided surgery procedures.  The Medical Products segment recognizes revenues upon shipment or delivery of goods when title and risk of loss pass to customers.

The amounts recorded as deferred contract revenue in the consolidated balance sheets represent invoiced amounts in advance of delivery of the service, and are net of services rendered through the respective consolidated balance sheet date.  Deferred contract revenue was $14,750 and $14,509, respectively, as of September 30, 2014 and 2013.

Concentrations of credit risk with respect to accounts receivable are limited due to the high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers.  The large diversified customer base results in no single customer representing greater than 5% of revenue.  The Company routinely reviews outstanding customer balances and records allowances for bad debts as necessary.

Research and Development

The cost of research and development programs is charged to selling, general and administrative expense as incurred and amounted to $5,813, $4,121 and $3,957 in fiscal 2014, 2013 and 2012, respectively. Research and development costs include salaries and allocated employee benefits, third-party research contracts and supplies.

Equity in Joint Ventures

Entities in which the Company does not have a controlling financial interest but is considered to have significant influence are accounted for on the equity method. Under the equity method, a company records its share of net income or loss of an investment based on its percentage ownership.

Long-lived Assets

Property, plant and equipment are recorded at cost. Plant, equipment and internal software are depreciated on a straight-line basis over their estimated useful lives, which are primarily 30 years for buildings, three to eight years for equipment and five to ten years for internal software. Dosimetry devices, principally badges, and software are amortized on a straight-line basis over their estimated useful lives, which are thirty months to eight years. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized.

Long-lived assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable. The Company performs undiscounted operating cash flow analyses to determine if an impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. The Company also reviews the estimated remaining useful lives of long-lived assets whenever events or changes in business circumstances indicate the lives may have changed.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense, primarily related to product shows and exhibits, amounted to $1,191, $1,339 and $920 in fiscal 2014, 2013 and 2012, respectively.

Income Taxes

The Company files income tax returns in the jurisdictions in which it has sufficient presence.  The Company estimates the income tax provision for income taxes that are currently payable, and records deferred tax assets and liabilities for the temporary differences in tax consequences between the financial statements and tax returns. The Company records a valuation allowance in situations where the realization of deferred tax assets is not more likely than not. The Company recognizes the financial statement effects of its tax positions in its current and deferred tax assets and liabilities when it is more likely than not that the position will be sustained upon examination by a taxing authority. Further information regarding the Company’s income taxes is contained under the footnote “Income Taxes” of this Annual Report on Form 10-K.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments held in a Rabbi trust for benefits under the Company’s deferred compensation plan, long-term investments consisting primarily of debt mutual funds, pension assets, accounts payable, and debt.  The carrying value of the Company’s financial instruments approximates their fair value.

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

Subsequent to fiscal 2005, key employees and/or non-employee directors have been granted restricted share awards that consist of performance shares and time vested restricted stock. Performance shares represent a right to receive shares of common stock upon satisfaction of performance goals or other specified metrics. Restricted stock represents a right to receive shares of common stock upon the passage of a specified period of time. Upon the adoption of the Company’s Incentive Compensation Plan in February 2008, the fair value of performance shares and restricted stock granted under the new plan is based on the Company’s closing stock price on the date of grant. Compensation expense for performance shares is recorded ratably over the vesting period, assuming that achievement of performance goals is deemed probable. Compensation expense for restricted stock is cliff vested and recognized ratably over the vesting period.  The Company also retains the discretion to make additional awards to executives at other times for recruiting or retention purposes.  Stock-based compensation for these awards can be either cliff or graded vested depending on the agreement, and recognized ratably over the vesting period

Forfeitures of awards are estimated at the time of grant and stock-based compensation cost is recognized only for those awards expected to vest.  The Company uses historical experience to estimate projected forfeitures.  The Company recognizes the cumulative effect on current and prior periods of a change in the forfeiture rate, or actual forfeitures, as compensation cost or as a reduction of cost in the period of the revision.

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

Goodwill and Other Intangible Assets

Goodwill and other indefinite-lived intangible assets must be assessed for impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired.  Triggering events include, but are not limited to a current period operating or cash flow loss; a product, technology or service introduced by a competitor; or a loss of key personnel.

Goodwill impairment testing first requires a comparison between the carrying value and fair value of a reporting unit with associated goodwill. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit. The Company estimates the fair value of the reporting units using the income approach and the market approach. If the Company believes that the fair value of a reporting unit exceeds its carrying value by a substantial margin, the Company may perform a qualitative analysis instead.

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

The impairment test for an indefinite-lived intangible asset other than goodwill may consist of first assessing qualitative factors, such as company, industry and economic trends.  If determined to be necessary, the next step compares the fair value of the intangible asset to its carrying amount.  If the carrying amount exceeds the fair value, an impairment loss is recognized for the difference.

Recent Accounting Pronouncements

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

In August 2014, the FASB issued new guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of doubt about the entity’s ability to continue as a going concern.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  This guidance will be effective for the Company in the first quarter of fiscal 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In November 2014, the FASB issued new guidance on accounting for pushdown accounting in the event of a business combination.  This update provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  This guidance is effective for the Company in the first quarter of fiscal 2015.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

2.Business Combinations

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

A portion of the purchase price, in the amount of $26,941, was applied to repay the outstanding indebtedness of IZI and certain unpaid expenses incurred by IZI and other disclosed parties in connection with the transaction. The Company funded the acquisition through borrowings under its existing credit agreement.

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

The excess of the consideration transferred over the fair value of the net tangible and intangible assets acquired resulted in goodwill of $64,069, which was attributable primarily to the estimated earnings power of the future products and services expected to be produced by IZI, new customer expansion opportunities in adjacent markets that were expected to result from the business combination with the Company, and the potential to acquire or merge with other businesses. The goodwill was assigned to the Medical Products reporting segment.  For income tax purposes, the Company is amortizing goodwill of $64,641 over 15 years.  The Company acquired customer relationships, trademarks and tradenames, and patents valued at $23,000,  $2,000 and $2,000, respectively, that are being amortized over periods ranging from seven to ten years.  For income tax purposes, the values of the customer relationships, trademarks and tradenames, and patents are being amortized over 15 years.

3.Fair Value Measurements

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2014 Using:
(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash equivalents	$105	$-	$-
Mutual funds	3,629	-	-
Available for sale securities	-	2,382	-
Total Financial Assets	3,734	2,382	-

	As Restated Fair Value Measurements at September 30, 2013 Using:
(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash equivalents	$55	$-	$-
Mutual funds	2,922	-	-
Available for sale securities	-	2,188	-
Total Financial Assets	2,977	2,188	-

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at September 30, 2014 and September 30, 2013, measured on a recurring basis.

The Level 1 financial assets were comprised of investments in trading securities, which are reported in other long-term assets. The investments are held in a Rabbi trust for benefits under the Company’s deferred compensation plan. Under the plan, participants designate investment options to serve as the basis for measurement of the notional value of their accounts. The investments include a money market fund and mutual funds that are publicly traded. The fair values of the shares or underlying securities of these funds are based on quoted market prices.

The Level 2 financial assets are long-term investments consisting primarily of fixed income mutual funds classified as available-for-sale securities.  The investments in debt mutual funds are valued based on the net asset value (“NAV”) of the underlying securities as provided by the investment account manager.  The investments are not restricted or subject to a lockup and may be redeemed on demand.  Notice within a certain period of time prior to redemption is not required.

The Company’s long term debt is classified as Level 2.  The carrying amount of the Company’s long-term debt approximated fair value as the stated interest rates were variable in relation to prevailing market rates.

The Company recorded a liability for contingent consideration during the second quarter of fiscal 2014 related to the acquisition of ilumark GmbH and the launch of its new pipeline products.  The liability was recorded at fair value, which was determined using a discounted cash flow model based on assumptions and projections relevant to revenues.  A discount rate of 11% was used and payments are projected to occur in fiscal 2016 and 2017.  The contingent consideration liability is classified as Level 3.

4.Acquisition, Reorganization and Non-recurring Costs

Acquisition, reorganization and non-recurring costs during fiscal 2014, 2013 and 2012 were $3,802, $1,392 and $4,299, respectively.

Acquisition expenses primarily are fees for accounting, financial, legal and tax advice to support the due diligence, transaction structure and accounting for acquisitions, as well as costs in the pursuit of acquisitions that may not be consummated, were $232,  351 and $3,539 for fiscal 2014, 2013 and 2012, respectively.  In fiscal 2012, such expenses primarily supported the acquisition of IZI.  Acquisition costs were expensed as incurred.

Reorganization costs for severance to support changes in selected management roles throughout the organization were $3,486,  $647 and $760,  for fiscal 2014, 2013 and 2012,respectively.  In fiscal 2014 the Company made severance payments of $398.  Remaining payments of $2,731 and $238 are expected to be paid in fiscal 2015 and 2016, respectively.

Non-recurring costs during fiscal 2014 and 2013 were $84 and $394, respectively.  Such expenses were to accrue for escheatment liability.

5.Abandonment Charges

In the fourth quarter of fiscal 2012, the Company abandoned tangible and intangible assets in the amount of $3,443. Based on post-implementation events and assessments, the Company abandoned specific assets under its IT platform enhancements that supported the previous systems prior to cutover to the enhanced system in July 2012. The completion of the strategic assessment identified assets to be abandoned in the amount of $2,693. As of September 30, 2012, the Company accelerated its rebranding strategy of the LMP tradename and ceased its use of the GPS tradename completely, resulting in abandonment costs for the remaining book value of $750. There were no abandonment charges in fiscal 2014  and 2013.

6.(Loss) Income per Common Share

Basic net (loss) income per share was computed by dividing net (loss) income available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share was computed by dividing net income available to common stockholders for the period by the weighted average number of shares of common stock that would have been outstanding assuming dilution from stock-based compensation awards during the period.

Unvested stock-based compensation awards that contain non-forfeitable rights to dividends are treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. The Company’s time vested restricted stock is a participating security. The following table sets forth the computation of net (income) income per share for the years ended September 30:

(Dollars in Thousands, Except per Share)	2014	2013 (As Restated)	2012
Basic Net (Loss) Income per Share:
Net (loss) income attributed to Landauer, Inc.	$(25,203)	$2,782	$18,546
Less: Income allocated to unvested restricted stock	-	165	137
Net (loss) income available to common stockholders	$(25,203)	$2,617	$18,409
Basic weighted averages shares outstanding	9,524	9,434	9,389
Net (loss) income per share – Basic	$(2.65)	$0.28	$1.96

Diluted Net (Loss) Income per Share:
Net (loss) income attributed to Landauer, Inc.	$(25,203)	$2,782	$18,546
Less: Income allocated to unvested restricted stock	-	165	137
Net (loss) income available to common stockholders	$(25,203)	$2,617	$18,409
Basic weighted averages shares outstanding	9,524	9,434	9,389
Effect of dilutive securities	-	48	48
Diluted weighted averages shares outstanding	9,524	9,482	9,437
Net (loss) income per share - Diluted	$(2.65)	$0.27	$1.95

In periods where losses are recorded, inclusion of potentially dilutive securities in the calculation would decrease the loss per common share and, therefore, these securities are not added to the weighted average number of shares outstanding.  The computations of diluted net loss per common share for fiscal 2014 did not include the following outstanding shares of restricted stock as well as the effects of options to acquire common stock as the inclusion of these securities would have been antidilutive:

	2014	2013	2012
Effect of dilutive securities	51	-	-

7.Equity in Joint Ventures

Equity in Joint Ventures consists of amounts invested in joint ventures in which the Company holds a noncontrolling interest.  These investments are accounted for using the equity method of accounting.

At September 30, 2014, the Company had a 50% equity interest in Nagase-Landauer, Ltd., a radiation measurement company in Japan; a 50% equity interest in Epsilon Landauer Dozimetri, a radiation measurement company in Turkey; and a 49% equity interest in Yamasato, Fujiwara, Higa & Associates, Inc., a domestic small business supplier to the International Atomic Energy Agency and the U.S. military.

The combined summary financial information as of and for the years ended September 30, 2014, 2013 and 2012 is presented for all equity method investments owned during the respective periods.

(Dollars in Thousands)	2014	2013	2012
Revenues	$48,897	$60,523	$34,937
Gross profit	18,244	24,289	19,796
Net income	4,740	7,810	6,374

(Dollars in Thousands)	2014	2013
Current assets	$20,864	$27,580
Other assets	43,831	41,292
Current liabilities	14,231	13,514
Other liabilities	2,576	2,354

8.Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, by reportable segment, for the years ended September 30, 2014 and 2013 were as follows:

(Dollars in Thousands)	Radiation Measurement	Medical Physics	Medical Products	Total
Balance as of September 30, 2012	$20,037	$22,611	$64,069	$106,717
Effects of foreign currency	419	-	-	419
Goodwill impairment charges	-	-	(22,700)	(22,700)
Balance as of September 30, 2013	$20,456	$22,611	$41,369	$84,436
Increase related to acquisitions	-		1,775	1,775
Effects of foreign currency	(1,495)	-	(130)	(1,625)
Accumulated goodwill impairment charges	-	-	(41,368)	(41,368)
Goodwill net, as of September 30, 2014	$18,961	$22,611	$1,646	$43,218

Goodwill and certain intangible assets with indefinite lives are reviewed annually for impairment and more frequently if an event occurs or circumstances change that would require the Company to perform an interim review.  The Company has three segments, Radiation Measurement, Medical Physics and Medical Products.  The Company aggregates its business components into reporting units to test for goodwill impairment. The Radiation Measurement and Medical Physics segments are comprised of one reporting unit each. The Medical Products segment is comprised of two reporting units – IZI Medical Products and ilumark.

The Company completed a qualitative goodwill impairment assessment of the Radiation Measurement reporting unit as of September 30, 2014 to determine if it was more likely or not more likely that the fair value of this reporting unit was less than its carrying value.  The estimated fair value of the Radiation Measurement reporting unit substantially exceeded its carrying value at September 30, 2014. Due to this substantial margin, as well as the Company’s belief that there has been no adverse event or change in circumstances affecting the fair value of this reporting unit, the Company determined that a qualitative analysis was appropriate. The Company has reviewed events and circumstance that may impact the Radiation Measurement reporting unit’s specific operating and financial position or performance as well as the economic and industry environment in which it operates. In addition, through a series of sensitivity analyses, the Company determined the circumstances by which the fair value of this reporting unit would fall below its carrying value. Based on the qualitative analysis, the Company believes there have been no triggering events that would suggest that the fair value of the Radiation Measurement reporting unit is below its carrying value.

The Company completed a quantitative assessment for the Medical Physics reporting unit as of September 30, 2014, and the estimated fair value of this reporting unit significantly exceeded its carrying value.  The discount rate used in this valuation was 12%.

During the third quarter of fiscal 2014, it became apparent that anticipated revenue and profitability trends in our IZI Medical Products reporting unit were not being achieved to the extent forecasted.  Early budget reviews also indicated future sales growth and margins may be less than expected.  The Company updated the forecast for the Medical Products segment based on the most recent financial results and best estimates of future operations. The updated forecast reflected slower growth in revenues and lower margins for the Medical Products segment primarily due to anticipated continued competitive pricing pressure.  As a result, for the quarter ended June 30, 2014, the

Company performed an impairment analysis with respect to the carrying value of the intangible assets and goodwill in the IZI Medical Products reporting unit.  In accordance with FASB ASC 360-10, Impairment and Disposal of Long-Lived Assets, the Company evaluated the recoverability of the intangible assets related to customer lists, tradenames and patents. Based on the testing performed, the Company recorded a non-cash impairment charge of $62,188, of which $41,368 related to goodwill and $20,820 related to intangible assets. The tax benefit associated with the goodwill impairment charge was $15,306, and the tax benefit associated with the intangible assets charge was $7,703.

In accordance with FASB ASC 360-10, Impairment and Disposal of Long-Lived Assets, the Company evaluated the recoverability of its long-lived assets in the IZI Medical Products reporting unit.  Based upon this evaluation, the Company determined that its intangible assets related to customer lists, tradenames and patents were impaired.  As a result, the Company recognized a non-cash pre-tax intangible asset impairment charge of $20,820.  The tax benefit associated with this charge was $7,703.

The impairment charges are non-cash in nature and do not affect the Company’s liquidity. The impairment charge in the IZI Medical Products reporting unit and the effects of foreign currency in the Radiation Measurement segment reduced the carrying amount of goodwill to $43,218 as of September 30, 2014 from $84,436 as of September 30, 2013.

During the third quarter of fiscal 2013, the Company performed an impairment analysis with respect to the carrying value of the goodwill in the IZI Medical Products reporting unit.  Based on the testing performed, the Company recorded a non-cash goodwill impairment charge of $22,700.  The tax benefit associated with this charge was $8,456.

Intangible assets for the years ended September 30 were as follows:

	2014
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Intangibles Impairment Charge
Customer lists	$44,138	$32,934	$11,204	$18,657
Trademarks and tradenames	2,176	2,051	125	1,498
Licenses and patents	4,765	2,037	2,728	665
Other intangibles	577	557	20	-
Intangible assets	$51,656	$37,579	$14,077	$20,820

	2013
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization (As Restated)	Net Carrying Amount
Customer lists	$43,954	$11,789	32,165
Trademarks and tradenames	2,154	400	1,754
Licenses and patents	4,080	1,008	3,072
Other intangibles	577	557	20
Intangible assets	$50,765	$13,754	$37,011

The Company assumed customer lists relating to business combinations of $711 and $2,485 during fiscal 2014 and 2013, respectively.  No tradenames were assumed during fiscal 2014 and 2013 relating to business combinations.  Amortization of intangible assets was $3,978,  $4,095 and $3,270 for the years ended September 30, 2014, 2013 and 2012, respectively.  Annual aggregate amortization expense related to intangible assets is estimated to be approximately $1,779 in fiscal 2015 through 2017, $1,654 in fiscal 2018 and $1,139 in fiscal 2019.

9.Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in the accompanying consolidated balance sheets consist of defined benefit pension and postretirement plan adjustments for net gains, losses and prior service costs, net defined benefit plan curtailment loss, unrealized gains and losses on available-for-sale securities and cumulative foreign currency translation adjustments.  Accumulated elements of other comprehensive loss, net of tax, are included in the stockholders’ equity section of the consolidated balance sheets.  Changes in each component  are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Securities	Pension and Postretirement Plans,	Comprehensive (Loss) Income
Balance at September 30, 2011	$2,081	$94	$(5,415)	$(3,240)
Other comprehensive income before reclassifications	(386)	100	(2,276)	(2,562)
Amounts reclassified from accumulated other comprehensive income	-	(92)	519	427
Net period other comprehensive income	(386)	8	(1,757)	(2,135)
Balance at September 30, 2012	$1,695	$102	$(7,172)	$(5,375)
Other comprehensive income before reclassifications	(2,078)	101	2,436	459
Amounts reclassified from accumulated other comprehensive income	-	(71)	579	508
Net period other comprehensive income	(2,078)	30	3,015	967
Balance at September 30, 2013 (As Restated)	$(383)	$132	$(4,157)	$(4,408)
Other comprehensive income before reclassifications	(2,110)	161	(3,988)	(5,937)
Amounts reclassified from accumulated other comprehensive income	-	(127)	324	197
Net current period other comprehensive income	(2,110)	34	(3,664)	(5,740)
Balance at September 30, 2014	$(2,493)	$166	$(7,821)	$(10,148)

The tables below presents impacts on net income of significant amounts reclassified out of each component of accumulated other comprehensive income

Pension and Postretirement Plans (1)	2014	2013	2012
Service cost	$62	$63	$61
Interest cost	1,550	1,402	1,495
Expected return on plan assets	(1,508)	(1,460)	(1,312)
Amortization of net loss (gain)	183	432	314
Total before tax	287	437	558
(Benefit) provision for income taxes	(37)	(142)	39
Total net of tax	$324	$579	$519

(1)

These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit costs (refer to Note 13 of the Notes to Consolidated Financial Statements for additional details regarding employee benefit plans)

Unrealized Gains and Losses on Available-for-Sale Securities	2014	2013	2012
Realized gains losses on available-for-sale investments into earnings (1)	$(150)	$(84)	$(108)
Total before tax	(150)	(84)	(108)
Provision for income taxes (2)	(23)	(13)	(16)
Total net of tax	$(127)	$(71)	$(92)

(1)	This amount is reported in Interest Expense, net on the Consolidated Statements of Operations
(2)	This amount is reported in Income Tax (Benefit) Expense on the Consolidated Statements of Operations

10.Income Taxes

The components of pretax income for the years ended September 30 were as follows:

(Dollars in Thousands)	2014	2013 (As Restated)	2012
Pretax income:
U.S.	$(46,061)	$(4,481)	$20,773
Foreign	5,563	7,557	6,807
Total pretax income	$(40,498)	$3,076	$27,580

The components of the provision for income taxes for the years ended September 30 were as follows:

(Dollars in Thousands)	2014	2013 (As Restated)	2012
Current:
U.S. Federal	$5,581	$4,458	$2,682
State and local	591	465	197
Foreign	1,858	1,970	1,818
Current tax provision	$8,030	$6,893	$4,697
Deferred:
U.S. Federal	$(22,261)	$(6,848)	$3,622
State and local	(1,320)	(372)	362
Foreign	(249)	(233)	(475)
Deferred tax provision	$(23,830)	$(7,453)	$3,509
Income tax provision	$(15,800)	$(560)	$8,206

The effective tax rates for the fiscal years ended September 30, 2014, 2013 and 2012 were 39.0%,  (18.1%) and 29.8%, respectively. The fiscal 2014 effective tax rate increased due primarily to the mix of domestic and foreign earnings, permanently reinvested earnings, income from investments and permanent differences. The following is a reconciliation of the U.S. federal statutory rate of 35% to the effective income tax rate:

	2014	2013 (As Restated)	2012
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes net of Federal tax benefit	2.4%	-4.9%	1.3%
Effect on foreign affiliates	1.1%	-20.7%	-5.4%
Earnings of unconsolidated affiliates	1.9%	-26.4%	-4.2%
R&D credit	0.0%	-9.5%	-0.5%
Domestic production activity deduction	0.7%	-8.3%	-0.5%
Partnership income	-1.3%	14.9%	1.6%
Provision to return adjustments	-0.4%	-16.4%	-0.2%
Meals and entertainment	-0.3%	2.7%	0.3%
Change in deferred rate	0.1%	2.7%	0.7%
Uncertain tax positions	-0.3%	13.6%	0.8%
Other	0.1%	-0.8%	0.9%
Effective income tax rate	39.0%	-18.1%	29.8%

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at September 30:

(Dollars in Thousands)	2014	2013 (As Restated)
Deferred tax assets:
Pension accrual	$3,073	$1,391
Compensation expense	3,530	3,360
Transaction costs	1,040	1,133
Medical insurance claims	480	402
Retirement plans	2,248	1,896
Accruals not currently deductible	250	156
NOLs and attributes	272	189
Intangible asset amortization	21,888	436
Cumulative translation adjustment	1,218	255
Other	739	785
	$34,738	$10,003
Deferred tax liabilities:
Depreciation	$1,411	$1,745
Software development	12,957	14,402
Intangible asset amortization	-	-
Other	136	29
	$14,504	$16,176
Net deferred tax asset (liability)	$20,234	$(6,173)

The Company believes that the realization of deferred tax assets is more likely than not based upon the expectation the Company will generate the necessary taxable income in the future periods. Therefore, no valuation allowances have been provided.

The Company has provided for U.S. deferred income taxes and foreign withholding tax in the amount of $217 on undistributed earnings not considered permanently reinvested in its non-U.S. subsidiaries.  The Company has no indefinite reinvested foreign earnings and profits. As of September 30, 2014, 2013 and 2012, permanently reinvested cumulative undistributed earnings attributable to certain foreign operations were approximately $0,  $13,085, and $14,262, respectively. The change in the indefinitely reinvested cumulative undistributed earnings from fiscal 2013 to fiscal 2014 is due to the Company no longer asserting indefinite reinvestment of any foreign earnings and profits.

As of September 30, 2014, the Company's U.S. income tax returns for fiscal 2011 and subsequent years remained subject to examination by the Internal Revenue Service ("IRS"). The Company is currently under audit by the IRS.  State income tax returns generally have statute of limitations for periods between three and four years from the date of filing. The Company is currently undergoing a state income tax audit. The Company does not expect the audit to have a material impact on its consolidated financial statements. The Company is not currently under audit in any foreign jurisdictions. The Company’s foreign operations have statute of limitations on the examination of tax returns for periods between two and six years.

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

A reconciliation of gross unrecognized tax benefits, exclusive of interest and penalties, is as follows:

(Dollars in Thousands)	2014	2013 (As Restated)	2012
Balance at beginning of year	$2,775	$2,030	$1,533
Tax positions related to current year:
Gross increases	358	832	707
Tax positions related to prior periods:
Gross increases	65	99	127
Gross decreases	-	-	(182)
Decreases related to settlements	-	-	-
Decreases related to lapse of statute of limitations	(281)	(186)	(155)
Balance at end of year	$2,917	$2,775	$2,030

The total amount of unrecognized tax benefits, net of federal benefit that, if recognized, would affect the effective tax rate was $1,840, $1,362 and $1,083, as of September 30, 2014, 2013 and 2012, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2014 and 2013, the gross amount of interest and penalties recorded was $375 and $431, respectively.  The Company’s unrecognized tax benefits are primarily due to intercompany allocations between jurisdictions.  The amount of unrecognized tax benefits and the related interest and penalties expected to reverse within the next fiscal year is estimated to be approximately $981.

11.Credit Facility

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

On December 18, 2014, the Borrowers, entered into a Consent and Amendment to the Amendment with the Administrative Agent and the Lenders.  The Company and the Lenders and the Administrative Agent have agreed to consent, on a one time basis only, to a delay in the delivery of audited financial statements and related deliveries for fiscal 2014.  The Company shall provide its annual audited financial statements and related deliveries for fiscal 2014 only within 120 days after the end of fiscal 2014.  The Company shall provide unaudited financial statements and related deliveries for fiscal 2014 within 90 days after the end of fiscal 2014.  In connection with the Consent, the Company paid a non-refundable consent fee to the Lenders.

On January 28, 2015, the Borrowers, entered into a second Consent and Amendment in respect of the Credit Agreement with the Administrative Agent and the Lenders.  The Company and the Lenders and the Administrative Agent have agreed to consent, on a one time basis only, to a delay in the delivery of audited financial statements and related deliveries for fiscal 2014.  The Company shall provide its annual audited financial statements and related deliveries for fiscal 2014 no later than February 11, 2015.

Borrowings under the credit agreement are classified as long-term debt. The Company repaid $43,000, $27,187 and $5,300 of the borrowings under the credit facility for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. The balance outstanding under the Company’s credit agreement was $133,585 and $142,785 as of September 30, 2014 and 2013, respectively. Interest expense on the borrowings was $3,968, $4,320 and $3,627 for the fiscal years ended September 30, 2014,  2013 and 2012, respectively. The weighted average interest rate for the base and LIBOR rate was 2.6%, 2.9% and 3.03% for fiscal 2014, 2013 and 2012, respectively.  The applicable interest rate for the base and LIBOR rate separately was 4.5% and 2.654% per annum at September 30, 2014 and 4.75% and 2.682% per annum at September 30, 2013.

11.

12.Capital Stock

The Company has two classes of capital stock, preferred and common, with a par value of $0.10 per share for each class. Of 20,000,000 common shares which are authorized, there were 9,577,874, and 9,575,926 shares of common stock issued and outstanding as of September 30, 2014 and 2013, respectively. Of 1,000,000 preferred shares which are authorized, there were no shares of preferred stock issued. Cash dividends of $2.20 per common share were declared in fiscal 2014. As of September 30, 2014, there were accrued and unpaid dividends of $5,329. The Company has reserved 500,000 shares of common stock under the Landauer, Inc. Incentive Compensation Plan approved by shareholders on February 7, 2008.

13.Employee Benefit Plans

Defined Contribution Plans

The Company maintains a 401(k) savings plan covering substantially all Radiation Measurement U.S. full-time employees. Qualified contributions made by employees to the plan are partially matched by the Company. Substantially all of the employees of the Company’s Medical Physics and Medical Products segments participate in a 401(k) savings plan which provides for an employer matching contribution. The Company also maintains a supplemental defined contribution plan for certain executives, which allows participating executives to make voluntary deferrals and provides for employer contributions at the discretion of the Company.

Amounts expensed for Company contributions under these plans during the fiscal years ended September 30, 2014, 2013 and 2012 were $1,723, $1,699 and $1,319, respectively.

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

	Pension Benefits		Other Benefits
(Dollars in Thousands)	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$32,374	$36,436	$1,080	$1,286
Service cost	-	-	62	63
Interest cost	1,500	1,361	50	41
Actuarial loss (gain)	6,307	(4,297)	150	(222)
Benefits paid	(1,205)	(1,126)	(43)	(88)
Benefit obligation at end of year	38,976	32,374	1,299	1,080
Change in plan assets:
Fair value of plan assets at beginning of year	23,621	22,675	-	-
Actual return on plan assets	1,967	1,315	-	-
Employer contributions	402	757	43	88
Benefits paid	(1,205)	(1,126)	(43)	(88)
Fair value of plan assets at end of year	24,785	23,621	-	-
Funded status at end of year	$(14,191)	$(8,753)	$(1,299)	$(1,080)

	Pension Benefits		Other Benefits
(Dollars in Thousands)	2014	2013	2014	2013
Amounts recognized in consolidated balance sheets:
Current liabilities – accrued pension and postretirement costs	$(391)	$(380)	$(67)	$(64)
Noncurrent liabilities – pension and postretirement obligations	(13,800)	(8,373)	(1,232)	(1,016)
Net amount recognized	$(14,191)	$(8,753)	$(1,299)	$(1,080)
Amounts recognized in accumulated other comprehensive income (loss):
Net loss (gain)	$12,120	$6,466	$(30)	$(192)
Net amount recognized in accumulated other comprehensive income (loss)	$12,120	$6,466	$(30)	$(192)

As of September 30, 2014 and 2013, the accumulated benefit obligation for all defined benefit pension plans was $38,976 and $32,374 respectively. Information for pension plans with an accumulated benefit obligation in excess of plan assets as of September 30 is set forth in the following table:

(Dollars in Thousands)	2014	2013
Projected benefit obligation	$38,976	$32,374
Accumulated benefit obligation	38,976	32,374
Fair value of plan assets	24,785	23,621

The components of net periodic benefit cost that were amortized from Accumulated Other Comprehensive Income were as follows:

	Pension Benefits
(Dollars in Thousands)	2014	2013	2012
Service cost	$-	$-	$-
Interest cost	$1,500	$1,361	$1,442
Expected return on plan assets	(1,508)	(1,460)	(1,312)
Amortization of prior service credit	-	-	-
Recognized net actuarial loss	194	433	314
Net periodic benefit cost	$186	$334	$444

	Other Benefits
(Dollars in Thousands)	2014	2013	2012
Service cost	$62	$63	$61
Interest cost	51	41	53
Expected return on plan assets	-	-	-
Amortization of prior service credit	-	-	-
Recognized net actuarial loss	(11)	(1)	-
Net periodic benefit cost	$102	$103	$114

Other changes in plan assets and benefit obligations recognized in other comprehensive income, pre-tax, were as follows:

	Pension Benefits
(Dollars in Thousands)	2014	2013	2012
Net (gain) loss	$5,848	$(4,151)	$2,829
Amortization of net loss	(194)	(433)	(314)
Total recognized in other comprehensive (loss) income	5,654	(4,584)	2,515
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$5,840	$(4,250)	$2,959

	Other Benefits
(Dollars in Thousands)	2014	2013	2012
Net (gain) loss	$150	$(222)	$55
Amortization of net loss	11	1	-
Amortization of prior service cost	-	-	-
Total recognized in other comprehensive (loss) income	161	(221)	55
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$263	$118	$169

The estimated pre-tax amount in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over the next fiscal year for pension benefits is a net loss of $481.  There is no estimated pre-tax amount in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over the next fiscal year for other benefits.

During fiscal 2014, the Company adopted the RP-2014 mortality tables and the Mortality Improvement Scale MP-2014 published by the Society of Actuaries’ Retirement Plans Experience Committee. The adoption of the updated mortality tables and the mortality improvement scale increased the Company’s pension liability more than $3 million.

Assumptions

The weighted-average discount rate used to determine benefit obligations at September 30, 2014 was 4.14%,  3.77%,  4.12% and 2.98% for Pension, Key Executive SERP, Manager SERP and Directors plans, respectively, which all fall under “Pension Benefits” in this footnote.  The weighted-average discount rate used to determine benefit obligations under “Other Benefits” was 3.40% at September 30, 2014.  Comparatively, the weighted-average discount rate used to determine benefit obligations at September 30, 2013 was 4.72% for all plans.

The weighted-average assumptions used to determine net periodic benefit cost for years ended September 30 were as follows:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	4.72%	3.77%	4.60%	4.72%	3.77%	4.60%
Expected long-term return on plan assets	6.50%	6.50%	6.50%	na	na	na
Rate of compensation increase	na	na	na	na	na	na

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

Assumed health care cost trend rates at September 30 were as follows:

	2014	2013
Health care cost trend rate assumed for next year	10%	11%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6%	6%
Year that the rate reaches the ultimate trend rate	2018	2018

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of September 30, 2014.

(Dollars in Thousands)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on aggregate of service and interest cost	$9	$8
Effect on postretirement benefit obligation	$99	$89

Contributions

The Company, under IRS minimum funding standards, has no required contributions to make to its defined benefit pension plan during fiscal 2015.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

(Dollars in Thousands)	Pension Benefits	Other Benefits
2015	$1,291	$68
2016	1,300	118
2017	1,387	150
2018	1,598	163
2019	1,860	137
Years 2020-2024	10,560	672

Plan Assets

The Company’s pension plan weighted-average asset allocations by asset category at September 30 were as follows:

	Plan Assets at September 30,
Asset Category:	2014	2013
Fixed income	39%	42%
Equity securities	58%	55%
Cash equivalents	3%	3%
Total	100%	100%

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

Refer to footnote 3, “Fair Value Measurements” for further information regarding fair value inputs and hierarchy. Plan assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2014 Using:
(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Money market accounts	$150	$-	$-
Debt securities:
Domestic	8,900	-	-
International	894	-	-
Registered investment companies	-	-	-
Equity securities:
Domestic	11,107	-	-
International	3,703	-	-
Total assets at fair value	$24,754	$-	$-

	Fair Value Measurements at September 30, 2013 Using:
(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Money market accounts	$-	$-	$205
Debt securities:
Corporate bonds	-	1,667	-
Government bonds	-	120	-
Registered investment companies	8,231	-	-
Equity securities:
Domestic	4,819	-	-
International	8,579	-	-
Total assets at fair value	$21,629	$1,787	$205

12.

14.Commitments and Contingencies

The Company is a party to a variety of legal proceedings that arise in the ordinary course of its business. While the results of these legal proceedings cannot be predicted with certainty, the Company regularly reviews legal matters and records provisions for claims that it can estimate and are considered probable of loss. As of September 30, 2014, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

15Stock-Based Compensation

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

Stock–based compensation expense, primarily for grants of restricted stock, totaled approximately $2,092,  $2,634 and $2,434 for fiscal 2014, 2013 and 2012, respectively.  The total income tax benefit recognized in the consolidated statements of operations related to expense for stock-based compensation was approximately $774,  $981 and $901 during fiscal 2014, 2013 and 2012, respectively.

Restricted Share Awards

Restricted share awards consist of performance shares and time vested restricted stock. Expense related to performance shares and restricted stock is recognized ratably over the vesting period. Restricted stock issued to eligible employees and directors under the Plans vests, to date, over a period from 1 year to 5 years, and performance shares contingently vest over various periods, depending on the nature of the performance goal. Restricted share transactions during fiscal 2014 were as follows:

	Number of Restricted Share Awards (in Thousands)	Weighted-Average Fair Value
Outstanding at October 1, 2013	125	$55.99
Granted	68	47.97
Vested	(65)	54.81
Forfeited	(42)	54.32
Outstanding at September 30, 2014	86	$51.36

As of September 30, 2014, unrecognized compensation expense related to restricted share awards totaled $2,649 and is expected to be recognized over a weighted average period of 1.25 years. The total fair value of shares vested during fiscal 2014, 2013 and 2012 was $3,556, $1,999 and $1,593, respectively.

The per share weighted average fair value of restricted shares, including restricted stock and performance shares, granted during fiscal 2014, 2013 and 2012 was $47.97,  $58.19 and $51.89, respectively.

Stock Options

Expense related to stock options issued to eligible employees and directors under the Plans is recognized ratably over the vesting period. Stock options generally vest over a period of 0 to 4 years and have 10-year contractual terms. A summary of stock option activity during fiscal 2014 is presented below:

	Number of Options (in Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at October 1, 2013	72	$47.71
Exercised	(5)	41.24
Forfeited	(3)	44.60
Outstanding at September 30, 2014	64	$48.35	1.0	$-
Exercisable at September 30, 2014	64	$48.35	1.0	$-

As of September 30, 2014, all outstanding stock options were vested and compensation expense related to stock options was recognized. The Company has not granted stock options subsequent to fiscal 2005. The intrinsic value of options exercised totaled $34, $216 and $34 during fiscal 2014, 2013 and 2012, respectively. The total income tax benefit recognized in the consolidated statements of operations related to the exercise of stock options was $13, $99 and $13 during fiscal 2014, 2013 and 2012, respectively.

16.Geographic Information

The Company provides its services primarily to customers in the U.S., as well as to customers in other geographic markets. The Company does not have any significant long-lived assets in foreign countries. External customer revenues in the tables below were attributed to a particular region based on whether the customer had a direct contract with the Landauer subsidiary located in that region.  The following table shows the geographical distribution of external customer revenues that were attributed to a particular region based on whether the customer had a direct contract with the Company’s subsidiary located in that region for the fiscal years ended September 30:

(Dollars in Thousands)	2014	2013 (As Restated)	2012
Domestic	$117,853	$115,959	$121,221
Europe	24,966	21,559	20,245
Other countries	12,243	12,172	10,636
Consolidated revenues	$155,062	$149,690	$152,102

13.

17.Segment Information

The Company changed the presentation of its reporting segments to separately disclose certain ‘corporate expenses’ that had previously been reported within the Radiation Measurement segment.  As a result, the current segment disclosures have been retrospectively adjusted to reflect three reporting segments; Radiation Measurement, Medical Physics and Medical Products and one functional group;  Corporate. The factors for determining the reportable segments reflect specific markets and the products and services offered combined with the nature of the individual business traits, as well as key financial information reviewed by management.

The Radiation Measurement segment provides analytical services to determine occupational and environmental radiation exposure. These services are provided internationally primarily to hospitals, medical and dental offices, universities, national laboratories, and nuclear facilities. Radiation Measurement activities include the manufacture of various types of radiation detection monitors, the distribution and collection of the monitors to and from customers, and the analysis and reporting of exposure findings. In addition to providing analytical services, the Radiation Measurement segment sells dosimetry detectors and reading equipment.

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

The following tables summarize financial information for each reportable segment for the years ended September 30:

(Dollars in Thousands)	2014	2013 (As Restated)	2012
Revenues by segment:
Radiation Measurement	$113,556	$109,326	$107,624
Medical Physics	32,213	30,859	30,937
Medical Products	9,293	9,505	13,541
Consolidated revenues	$155,062	$149,690	$152,102

	2014	2013 (As Restated)	2012
Operating income (loss) by segment:
Radiation Measurement	$38,231	$38,682	$43,381
Medical Physics	1,827	3,499	1,329
Medical Products (1)	(62,572)	(21,778)	5,097
Corporate	(17,473)	(17,014)	(22,100)
Consolidated operating (loss) income	$(39,987)	$3,389	$27,707

	2014	2013 (As Restated)	2012
Depreciation and amortization by segment:
Radiation Measurement	$10,250	$11,357	$8,507
Medical Physics	1,085	1,185	1,419
Medical Products	2,580	2,509	2,035
Consolidated depreciation and amortization	$13,915	$15,051	$11,961

(1)Includes goodwill and intangibles asset impairment charge of $62,188 and $22,700 in fiscal 2014 and 2013, respectively.

(Dollars in Thousands)	2014	2013 (As Restated)
Segment assets:
Radiation Measurement	$148,151	$168,592
Medical Physics	38,851	41,740
Medical Products	48,164	81,925
Eliminations	(18,580)	(17,551)
Consolidated assets	$216,586	$274,706

18.Related Party Transactions

The Company has a minority interest in Yamasato, Fujiwara, Higa & Associates, Inc. doing business as Aquila.  The Company provides dosimetry parts to Aquila for their military contract.  The sales to and purchases from Aquila are as follows for the fiscal years ended September 30:

(Dollars in Thousands)	2014	2013	2012
Sales to Aquila	$6,056	$7,720	$-
Purchases from Aquila	890	243	-

Balance sheet items for the year ended September 30 were as follows:

(Dollars in Thousands)	2014	2013
Amounts in accounts receivable	$3,799	$3,250
Amounts in accounts payable	$227	$298

The Company has a 50% equity interest in Nagase-Landauer, Ltd.  (“Nagase”), a radiation measurement company in Japan.  The sales to and purchases from Nagase are as follows for the fiscal years ended September 30:

(Dollars in Thousands)	2014	2013	2012
Sales to Nagase	$1,070	$296	$1,450
Purchases from Nagase	1,710	3,092	2,640

Balance sheet items for the year ended September 30 were as follows:

(Dollars in Thousands)	2014	2013
Amounts in accounts receivable	$27	$258
Amounts in accounts payable	$60	$187

19.Quarterly Financial Data (unaudited)

The following table sets forth certain consolidated statement of operations data (as restated) for each of the quarters in fiscal 2014 and 2013.  This information has been derived from our quarterly unaudited consolidated financial statements.    Refer to “Restatement of Prior Period Financial Statements” in Note 1 of the Notes to Consolidated Financial Statements for additional details for a description of the corrections made to previously reported amounts.

(Dollars in Thousands, Except per Share)		First Quarter (As Restated)	Second Quarter (As Restated)	Third Quarter (As Restated)	Fourth Quarter (As Restated for 2013)	Total Year (As Restated for 2013)
Net revenues	2014	$38,147	$39,054	$35,868	$41,993	$155,062
	2013	$36,800	$37,082	$36,306	$39,502	$149,690
Gross profit	2014	$19,762	$20,722	$17,938	$22,485	$80,907
	2013	$20,106	$19,988	$18,550	$19,952	$78,596
Operating income (loss)(1)	2014	$5,425	$6,863	$(59,627)	$7,352	$(39,987)
	2013	$6,514	$7,045	$(16,907)	$6,737	$3,389
Net income (loss) attributed to Landauer, Inc.	2014	$3,821	$4,514	$(36,335)	$2,797	$(25,203)
	2013	$4,257	$4,430	$(13,663)	$7,758	$2,782
Basic net income (loss) per share	2014	$0.40	$0.47	$(3.83)	$0.31	$(2.65)
	2013	$0.45	$0.46	$(1.45)	$0.82	$0.28
Diluted net income (loss) per share	2014	$0.40	$0.47	$(3.83)	$0.31	$(2.65)
	2013	$0.45	$0.46	$(1.45)	$0.81	$0.27
Weighted average basic shares outstanding	2014	9,422	9,460	9,482	9,524	9,524
	2013	9,336	9,417	9,439	9,462	9,434
Weighted average diluted shares outstanding	2014	9,467	9,501	9,482	9,572	9,524
	2013	9,385	9,462	9,439	9,506	9,482

(1)	The third quarters of fiscal 2014 and 2013 include goodwill and intangibles impairment charges of $62,188 and $22,700, respectively.

Report of Independent Registered Public Accounting Firm

To Stockholders and Board of Directors of Landauer, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations , comprehensive (loss) income , stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Landauer, Inc. and its subsidiaries at September 30, 2014 and  2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the  index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date related to

(i) An ineffective control environment, due to a lack of a sufficient complement of personnel with an appropriate level of knowledge, experience  and training commensurate with the Company’s reporting requirements, as well as (ii) the Company did not consistently establish appropriate authorities and responsibilities in pursuit of the Company’s financial reporting objectives.  These material weaknesses contributed to material weaknesses related to (iii) ineffective design of controls over the preparation and review of our consolidated statement of cash flows, and (iv) ineffective design of processes and procedures to restrict access to key financial systems and records to appropriate users and evaluate whether appropriate segregation of duties is maintained.

(v) An ineffective risk assessment commensurate with the Company’s financial reporting requirements.  This material weakness contributed to material weaknesses related to (vi) ineffective processes and procedures that were not adequately designed, documented and executed to support the accurate and timely reporting of revenue and the related receivables and (vii) ineffective controls that were not adequately designed to evaluate whether cash and investments held by foreign affiliates were appropriately accounted for and classified.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company restated its 2013 consolidated financial statements to correct for errors.

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

February 2, 2015

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2014 that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting.” Notwithstanding the material weaknesses discussed below, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States (“US GAAP”).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992). Management has concluded that the company’s internal control over financial reporting was not effective as of September 30, 2014 due to the material weaknesses in the company’s internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Control Environment - We did not maintain an effective control environment as we did not maintain a sufficient complement of personnel with an appropriate level of knowledge of accounting, experience and training commensurate with our financial reporting requirements. Additionally, we did not consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives.  These material weaknesses contributed to the following control deficiencies, each of which is considered to be a material weakness:

Consolidated Statement of Cash Flows:

•

We did not design effective controls over the preparation and review of our Consolidated Statement of Cash Flows.  Specifically, controls were not designed to evaluate whether transactions were properly classified within the Consolidated Statement of Cash Flows, including nonrecurring transactions and adjustments pertaining to purchases of property, plant and equipment.  This material weakness resulted in errors in our historical financial statements.  The Company recorded adjustments to correct these errors as follows:

o	Revising its fiscal 2013 and 2012 statements of cash flows reflecting adjustments in cash flows from investing and operating activities.

•

IT general controls and segregation of duties:  We did not design and maintain processes and procedures that restrict access to key financial systems and records to appropriate users and evaluate whether appropriate segregation of duties is maintained. Specifically, certain personnel had access to financial application, programs and data beyond that needed to perform their individual job responsibilities without independent monitoring. This material weakness did not result in a material misstatement of the consolidated financial statements.

Risk Assessment - We did not design and implement effective risk assessment with regard to our processes and procedures commensurate with our financial reporting requirements. Specifically, we did not design and implement controls in response to risks of misstatement of the financial statements.  This material weakness contributed to the following control deficiencies, each of which is considered to be a material weakness:

•

Revenue: We did not maintain processes and procedures that were adequately designed, documented and executed to support the accurate and timely reporting of revenue and the related receivables.    Specifically, we did not design and maintain effective controls to evaluate whether revenue was recognized in accordance with agreed-upon terms and conditions, including customer order entry, pricing, customer acceptance provisions, and recorded in the proper period. This material weakness resulted in errors in our historical financial statements.  The Company recorded adjustments to correct these errors as follows:

o	Restating its fiscal 2013 financial statements reflecting adjustments in net sales, accounts receivable, deferred revenue, cost of sales and inventory.
o	Revising its fiscal 2012 financial statements reflecting adjustments in net sales, accounts receivable, deferred revenue, cost of sales and inventory.

•

Foreign affiliate cash and investments: We did not design effective controls to evaluate whether cash and investments held by foreign affiliates were appropriately accounted for and classified.  This material weakness resulted in errors in our historical financial statements.  The Company recorded adjustments to correct these errors as follows:

o	Restating its fiscal 2013 financial statements reflecting adjustments in cash, investments, accumulated other comprehensive income, interest expense and other income (expense).
o	Revising its fiscal 2012 financial statements reflecting adjustments in cash, investments, accumulated other comprehensive income, interest expense and other income (expense).

Additionally, these material weaknesses could result in a misstatement of the consolidated account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

Remediation Plan and Activities

In response to the identified material weaknesses, our management, with oversight from our audit committee, has dedicated significant resources and efforts to improve our control environment and risk assessment and to remedy the identified material weaknesses. We are currently evaluating the impact of the material weaknesses and are in the process of taking the following actions:

•

Commencing a comprehensive risk assessment process to assess risks and identify, design, implement, and re-evaluate our control activities to address the risks identified, including implementation of monitoring controls related to the design and operating effectiveness of control activities;

•	Establishing appropriate roles and responsibilities within our world-wide finance and accounting departments to support the improvement of knowledge and experience over financial reporting;
•	Evaluating our training programs and developing additional training programs for our world-wide finance and accounting personnel; and
•	Strengthening our policies and procedures and determining guidelines for documentation of controls throughout our domestic and international locations for consistency of design and operation.

We believe that the foregoing actions will support the improvement of our internal control over financial reporting, and through our efforts to identify, design and implement the necessary control activities.. We will continue to devote significant time and attention to these remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or determine to modify the remediation plan described above. Until the remediation steps set forth above, including the efforts to implement and test the necessary control activities we identify, are fully completed, the material weaknesses described above will continue to exist.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

Item 10.Directors, Executive Officers and Corporate Governance

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

Item 11.Executive Compensation

Except for the information relating to Item 13 hereof, the information contained under the headings “Executive Compensation” and “Compensation Committee Report” in the Proxy Statement, is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the headings “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Except for the information relating to Item 11 hereof, the information contained under the headings “Election of Directors” and “Independence of Directors” in the Proxy Statement is incorporated herein by reference.

Item 14.Principal Accounting Fees and Services

The information contained under the heading “Fees Billed by Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules

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

(3)(b)

Amended and Restated Bylaws of the Registrant, as amended and restated effective December 15, 2014, are incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated December 18, 2014.

(4)(a)	Specimen common stock certificate of the Registrant is incorporated by reference to Exhibit (4)(a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1997.
(10)(a)	The Landauer, Inc. Executive Special Severance Plan as amended and restated on November 12, 2014.
(10)(b)	The Landauer, Inc. Executive Severance Plan.
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

(10)(f)	Separation and Consulting Agreement, dated as of September 12, 2014, between the Registrant and William E. Saxelby.
(10)(g)	Offer Letter dated December 15, 2014, between the Registrant and Michael T. Leatherman.
(10)(h)	Separation Agreement between the Registrant and Michael K. Burke, dated as of June 17, 2014, is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated June 17, 2014.
(10)(i)	Employment agreement dated February 29, 1996 between the Registrant and R. Craig Yoder is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1998.
(10)(j)

Amendment to Employment Agreement dated May 2, 2006 between the Registrant and R. Craig Yoder is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(10)(k)	The Landauer, Inc. Incentive Compensation Plan is incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders dated January 7, 2013.
(10)(l)	The Landauer, Inc. Incentive Compensation Plan, as amended and restated on November 12, 2014.
(10)(m)	Form of Restricted Stock Award under the Landauer, Inc. Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 7, 2008.
(10)(n)	Form of Amended Restricted Stock Award Agreement.
(10)(o)	Form of Performance Stock Award under the Landauer, Inc. Incentive Compensation Plan is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated February 7, 2008.
(10)(p)	Form of Amended Performance Stock Award Agreement.
(10)(q)

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

(10)(r)

First Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2014, among Landauer, Inc., Global Physics Solutions, Inc. and IZI Medical Products, LLC, as borrowers, BMO Harris Bank N.A., as administrative agent, and the lenders party thereto is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.

(10)(s)

Consent and Amendment to the Amended and Restated Credit Agreement, dated as of December 18, 2014, among Landauer, Inc. Global Physics Solutions, Inc. and IZI Medical Products, LLC, as borrowers, BMO Harris Bank N.A., as administrative agent, and the lenders party thereto.

(10)(t)

Second Consent and Amendment to the Amended and Restated Credit Agreement, dated as of January 28, 2015, among Landauer, Inc. Global Physics Solutions, Inc. and IZI Medical Products, LLC, as borrowers, BMO Harris Bank N.A., as administrative agent, and the lenders party thereto.

(21)	Subsidiaries of the Registrant.
(23)	Consent of PricewaterhouseCoopers LLP.
(31.1)	Certification of Michael T. Leatherman, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Mark A. Zorko, Interim Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Michael T. Leatherman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification of Mark A. Zorko, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)

The following financial information from our Annual Report on Form 10-K for the year ended September 30, 2014, filed with the Securities and Exchange commission on February 2, 2015, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

Exhibits 10(a) through 10(p) listed above are management contracts and compensatory plans or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1
LANDAUER, INC.

	/s/ Mark A.Zorko	February 2, 2015
Mark A. Zorko
Interim Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Leatherman	President, Chief Executive Officer and Director	February 2, 2015
Michael T. Leatherman	(Principal Executive Officer)

/s/ Mark A. Zorko	Interim Chief Financial Officer	February 2, 2015
Mark A. Zorko	(Principal Financial Officer)

/s/ Daniel J. Fujii	Vice President, Corporate Controller	February 2, 2015
Daniel J. Fujii	(Principal Accounting Officer)

/s/ Robert J. Cronin	Director	February 2, 2015
Robert J. Cronin

/s/ William G. Dempsey	Director	February 2, 2015
William G. Dempsey

/s/ David E. Meador	Director	February 2, 2015
David E. Meador

/s/ Stephen C. Mitchell	Director	February 2, 2015
Stephen C. Mitchell

/s/ Thomas M. White	Director	February 2, 2015
Thomas M. White

Landauer, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Years Ended September 30,

Accounts Receivable Allowances
(Dollars in Thousands)	2014	2013 (As Restated)	2012
Balance at beginning of period	$1,266	$1,567	$1,094
Additions:
Charged to costs and expenses	1,109	14	624
Charged to other accounts (1)	129	20	81
Deductions (2)	(632)	(335)	(232)
Balance at end of period	$1,872	$1,266	$1,567
(1)	Collection of accounts previously written off
(2)	Uncollectible accounts written off

Inventory Obsolescence Reserve
(Dollars in Thousands)	2014	2013 (As Restated)	2012
Balance at beginning of period	$398	$338	$272
Additions:
Charged to costs and expenses	148	122	189
Charged to other accounts	-	-	-
Deductions(1)	(62)	(62)	(123)
Balance at end of period	$484	$398	$338

 (1)Inventory written off