Form 10-Q
period 2014-12-31
LANDAUER INC
filed 2015-03-10
CIK 825410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 24, 2015, 9,560,674 shares of common stock, par value $0.10 per share, of the registrant were outstanding.

PART I  FINANCIAL INFORMATION

  Item 1.Financial Statements

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in Thousands)	December 31, 2014	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$8,397	$6,761
Receivables, net of allowances of $1,742 at December 31, 2014 and $1,872 at September 30, 2014	29,565	34,707
Inventories	7,077	6,687
Deferred income tax asset - current	2,362	2,369
Prepaid income taxes	2,736	1,836
Prepaid expenses and other current assets	4,284	1,973
Current assets	54,421	54,333
Property, plant and equipment, at cost	104,792	104,010
Accumulated depreciation and amortization	(59,065)	(57,253)
Net property, plant and equipment	45,727	46,757
Equity in joint ventures	22,477	23,835
Goodwill	42,226	43,218
Intangible assets, net of accumulated amortization of $37,769 at December 31, 2014 and $37,579 at September 30, 2014	13,764	14,077
Dosimetry devices, net of accumulated depreciation of $4,584 at December 31, 2014 and $4,353 at September 30, 2014	3,570	3,958
Deferred income tax assets	18,467	18,374
Other assets	10,195	12,034
ASSETS	$210,847	$216,586
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,681	$6,248
Dividends payable	5,302	5,329
Deferred contract revenue	14,724	14,750
Accrued compensation and related costs	6,950	7,132
Accrued severance	807	2,731
Other accrued expenses	8,412	8,538
Current liabilities	41,876	44,728
Non-current liabilities:
Long-term debt	133,585	133,585
Pension and postretirement obligations	19,366	19,475
Deferred income taxes	484	509
Uncertain income tax liabilities	3,379	3,284
Other non-current liabilities	960	1,271
Non-current liabilities	157,774	158,124
Stockholders' equity:
Preferred stock, $.10 par value per share, authorized 1,000,000 shares; none issued	-	-
Common stock, $.10 par value per share, authorized 20,000,000 shares; 9,637,186 and 9,577,874 shares issued and outstanding at December 31, 2014 and September 30, 2014, respectively	952	958
Additional paid in capital	40,729	40,317
Accumulated other comprehensive loss	(11,882)	(10,148)
(Accumulated deficit) retained earnings	(19,800)	(18,873)
Landauer, Inc. stockholders' equity	9,999	12,254
Noncontrolling interest	1,198	1,480
Stockholders' equity	11,197	13,734
LIABILITIES AND STOCKHOLDERS' EQUITY	$210,847	$216,586

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
(Dollars in Thousands, Except per Share)	2014	2013 (As Restated)
Service revenues	$32,057	$31,745
Product revenues	5,490	6,402
Net revenues	37,547	38,147
Costs and expenses:
Service costs	15,634	15,010
Product costs	2,117	3,375
Total cost of sales	17,751	18,385
Gross profit	19,796	19,762
Selling, general and administrative	13,655	14,226
Acquisition, reorganization and nonrecurring costs	-	111
Operating income	6,141	5,425
Equity in income of joint ventures	696	1,281
Interest expense, net	(953)	(937)
Other (expense) income, net	251	159
Income before taxes	6,135	5,928
Income tax expense	1,610	1,899
Net income	4,525	4,029
Less: Net income attributed to noncontrolling interest	148	208
Net income attributed to Landauer, Inc.	$4,377	$3,821

Net income per share attributable to Landauer, Inc. shareholders:
Basic	$0.46	$0.40
Weighted average basic shares outstanding	9,446	9,422
Diluted	$0.46	$0.40
Weighted average diluted shares outstanding	9,474	9,467

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended December 31, 2014
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$4,377	$148	$4,525
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of taxes of $0	72	-	72
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0	(35)	-	(35)
Foreign currency translation adjustment, net of taxes of $954	(1,771)	(99)	(1,870)
Comprehensive income	$2,643	$49	$2,692

	Three Months Ended December 31, 2013
	(As Restated)
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$3,821	$208	$4,029
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of taxes of $0	45		45
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0	(79)		(79)
Foreign currency translation adjustment, net of taxes of $0	(256)	(68)	(324)
Comprehensive income	$3,531	$140	$3,671

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Landauer, Inc. Stockholders' Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Addi- tional Paid in Capital	Accumulated Other Compre-hensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Non- Controlling Interest	Total Stock- holders' Equity
September 30, 2014	9,577,874	$958	$40,317	$(10,148)	$(18,873)	$1,480	$13,734
Stock-based compensation arrangements	59,312	(6)	412	-	-	-	406
Dividends	-	-	-	-	(5,304)	(331)	(5,635)
Net income	-	-	-	-	4,377	148	4,525
Foreign currency translation adjustment, net of tax	-	-	-	(1,771)	-	(99)	(1,870)
Unrealized gains (losses) on available-for-sale securities, net of tax	-	-	-	(35)	-	-	(35)
Defined benefit pension and postretirement plans activity, net of tax	-	-	-	72	-	-	72
December 31, 2014	9,637,186	$952	$40,729	$(11,882)	$(19,800)	$1,198	$11,197

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
(Dollars in Thousands)	2014	2013 (As Restated)
Cash flows from operating activities:
Net income	$4,525	$4,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,078	3,732
Equity in income of joint ventures	(696)	(1,281)
Dividends from joint ventures	1,139	1,340
Stock-based compensation and related net tax benefits	437	282
Current and long-term deferred taxes, net	(1,195)	260
Gain on sale, disposal and abandonment of fixed assets	(3)	-
Gain on investments	(111)	(268)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	4,985	4,482
(Increase) decrease in prepaid taxes	(214)	901
(Increase) decrease in other operating assets, net	(1,437)	102
Decrease in accounts payable and other accrued liabilities	(971)	(3,840)
(Decrease) increase in other operating liabilities, net	(53)	200
Net cash provided by operating activities	9,484	9,939
Cash flows used by investing activities:
Acquisition of property, plant and equipment	(1,384)	(1,245)
Acquisition of joint ventures and businesses, net of cash acquired	-	(1,800)
Other investing activities, net	(315)	97
Net cash used by investing activities	(1,699)	(2,948)
Cash flows (used) provided by financing activities:
Net borrowings on revolving credit facility	-	(21)
Long-term borrowings - loan	8,800	14,000
Long-term borrowings - repayment	(8,800)	(13,000)
Dividends paid to stockholders	(5,347)	(5,274)
Other financing activities, net	(331)	49
Net cash used by financing activities	(5,678)	(4,246)
Effects of foreign currency translation	(471)	49
Net increase in cash and cash equivalents	1,636	2,794
Opening balance - cash and cash equivalents	6,761	8,672
Ending balance - cash and cash equivalents	$8,397	$11,466

Accrued capital spending included in accounts payable and other accrued liabilities	$205	$174

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

December  31, 2014

(Dollars in thousands)

(1)Basis of Presentation and Consolidation

As used herein, the “Company” or “Landauer” refers to Landauer, Inc. and its subsidiaries.

The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities in which the Company has a  controlling financial interest.  All inter-company balances and transactions are eliminated in consolidation.  Entities in which the Company does not have a controlling financial interest, but is considered to have significant influence, are accounted for on the equity method.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and other financial information filed with the Securities and Exchange Commission (the “SEC”).  The September 30, 2014 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The accounting policies followed by the Company are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  There have been no changes to the accounting policies for the three month period ended December  31, 2014.

The results of operations for the three month period ended December  31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

Restatement of Prior Period Financial Statements

In connection with the preparation of the consolidated financial statements for the fiscal year ended September 30, 2014, the Company identified errors in its previously issued financial statements for the interim period ended December 31, 2013.  In accordance with accounting guidance presented in ASC 250-10 and SEC Staff Accounting Bulletin No. 99, Materiality, management assessed the materiality of these errors and concluded that they were material to the Company’s financial statements for the three months ended December 31, 2013.  The Company is restating its financial statements for the interim period ended December 31, 2013 to correct for these errors.  Following is a description of the corrections:

Income taxes – The Company did not properly allocate income between taxing jurisdictions for certain items.  This resulted in the misstatement of income tax expense (benefit), prepaid taxes, current and deferred tax assets and liabilities, other accrued expenses and accumulated other comprehensive income.

Revenue and accounts receivable – The Company identified the following errors related to revenue recognition and its accounting for receivables:

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

Long-term investments - The Company recorded fixed income mutual fund investments held by one of its foreign subsidiaries as cash, instead of properly classifying them as available-for-sale securities.  As a result, both realized and unrealized gains were incorrectly recorded as interest income.  This resulted in the misstatement of interest expense, net, other income (expense), net, net income attributed to noncontrolling interest, comprehensive income, cash, other assets, accumulated other comprehensive income, and noncontrolling interest.

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

The following table summarizes the impact of the restatement on net income (loss) and diluted net income (loss) per share attributed to Landauer, Inc. for the three months ended December 31, 2013:

(Dollars in Thousands, Except per Share Amounts)	Three Months Ended December 31, 2013 (Unaudited)
	Net Income (Loss)	Diluted Net Income (Loss) Per Share
As previously reported	$3,051	$0.32
Revenue and accounts receivable	252
Dosimetry devices	12
Long-term investments	79
Sales taxes	(16)
Intangible assets	150
Equity in joint ventures	708
Total adjustments	1,185	0.12
Income tax expense (benefit)	403	0.04
Less amounts attributed to noncontrolling interest	12	-
Net impact of adjustments	770	0.08
As restated	$3,821	$0.40

The effect of the restatement on the previously issued Consolidated Statement of Operations for the three months ended December 31, 2013 is as follows:

	Three Months Ended December 31, 2013 (Unaudited)
(Dollars in Thousands, Except per Share)	Previously Reported	As Restated
Service revenues	$31,894	$31,745
Product revenues	5,811	6,402
Net revenues	37,705	38,147
Costs and expenses:
Service costs	15,049	15,010
Product costs	3,158	3,375
Total cost of sales	18,207	18,385
Gross profit	19,498	19,762
Selling, general, and administrative	14,362	14,226
Acquisition, reorganization and nonrecurring costs	111	111
Operating income	5,025	5,425
Equity in income of joint ventures	573	1,281
Interest expense, net	(892)	(937)
Other income (expense), net	37	159
Income before taxes	4,743	5,928
Income tax (benefit) expense	1,496	1,899
Net income	3,247	4,029
Less: Net income attributed to noncontrolling interest	196	208
Net income attributed to Landauer, Inc.	$3,051	$3,821
Net income per share attributed to Landauer, Inc. shareholders:
Basic	$0.32	$0.40
Weighted average basic shares outstanding	9,422	9,422
Diluted	$0.32	$0.40
Weighted average diluted shares outstanding	9,467	9,467

The effect of the restatement on the previously issued Consolidated Statement of Cash Flows for the three months ended December 31, 2013 is as follows:

	Three Months Ended December 31, 2013 (Unaudited) (a)
(Dollars in Thousands)	Previously Reported	As Restated
Cash flows provided from operating activities:
Net income	$3,247	$4,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,894	3,732
Gain on investments	(146)	(268)
Equity in income of joint ventures	(573)	(1,281)
Dividends from joint ventures	1,340	1,340
Stock-based compensation and related net tax benefits	282	282
Current and long-term deferred taxes, net	292	260
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	4,396	4,482
Decrease in prepaid taxes	466	901
(Increase) decrease in other operating assets, net	(88)	102
Decrease in accounts payable and other accrued liabilities	(3,328)	(3,840)
Increase in other operating liabilities, net	200	200
Net cash provided by operating activities	9,982	9,939
Cash flows used by investing activities:
Acquisition of property, plant & equipment	(1,245)	(1,245)
Acquisition of joint ventures and businesses, net of cash acquired	(1,800)	(1,800)
Other investing activities, net	(573)	97
Net cash used by investing activities	(3,618)	(2,948)
Cash flows (used) provided by financing activities:
Net borrowings on revolving credit facility	(21)	(21)
Long–term borrowings - loan	14,000	14,000
Long–term borrowings - repayment	(13,000)	(13,000)
Dividends paid to stockholders	(5,274)	(5,274)
Other financing activities, net	49	49
Net cash used by financing activities	(4,246)	(4,246)
Effects of foreign currency translation	(30)	49
Net increase in cash and cash equivalents	2,088	2,794
Opening balance – cash and cash equivalents	11,184	8,672
Ending balance – cash and cash equivalents	$13,272	$11,466

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

(2)Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance to reduce the diversity in presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions listed in the guidance.  This guidance was  adopted by the Company in the first quarter of fiscal 2015.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued new guidance for recognizing revenue from contracts with customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  This guidance is effective for the Company in the first quarter of fiscal 2018.  Early adoption is not permitted.  The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

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

In August 2014, the FASB issued new guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of doubt about the entity’s ability to continue as a going concern.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  This guidance is effective for the Company in the first quarter of fiscal 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In November 2014, the FASB issued new guidance on accounting for pushdown accounting in the event of a business combination.  This update provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  This guidance was adopted by the Company in the first quarter of fiscal 2015.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued new guidance on accounting for unusual and infrequently occurring items, which eliminates the concept of extraordinary items.  An unusual and infrequently occurring item will no longer be classified as an extraordinary item and segregated from ordinary operations in the income statement, but will be shown as a component of income from continuing operations or separately disclosed in notes to the financial statements.  This guidance is effective for the Company in the first quarter of fiscal 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued amended guidance on the model used to evaluate whether certain legal entities should be consolidated.  This guidance is effective for the Company in the first quarter of fiscal 2017.  Early adoption is permitted.  The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2014 Using
(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash equivalents	$167	$-	$-
Mutual funds	3,845	-	-
Available-for-sale securities	-	2,179	-
Total financial assets at fair value	$4,012	$2,179	$-

	Fair Value Measurements at September 30, 2014 Using
(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash equivalents	$105	$-	$-
Mutual funds	3,629	-	-
Available-for-sale securities	-	2,382	-
Total financial assets at fair value	$3,734	$2,382	$-

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at December 31, 2014 and September 30, 2014, measured on a recurring basis.

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

The Level 2 financial assets are long-term investments consisting primarily of fixed income mutual funds, classified as available-for-sale securities.  These are reported in other long-term assets.  The investments in fixed income mutual funds are valued based on the net asset value of the underlying securities as provided by the investment account manager.  The investments are not restricted or subject to a lockup and may be redeemed on demand.  Notice within a certain period of time prior to redemption is not required.

The Company’s long term debt is classified as Level 2.  The carrying amount of the Company’s long-term debt approximated fair value as the stated interest rates were variable in relation to prevailing market rates.

The Company recorded a liability for contingent consideration during the second quarter of fiscal 2014 related to the acquisition of ilumark GmbH and the launch of its new medical products.  The liability was recorded at fair value, which was determined using a discounted cash flow model based on assumptions and projections relevant to revenues.  A discount rate of 11% was used and payments are projected to occur in fiscal 2016 and 2017.  The fair value of the contingent consideration was $699 as of December 31, 2014, and is reported in other non-current liabilities.  The contingent consideration liability is classified as Level 3.

There were no transfers between fair value hierarchy levels during the period.

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

The following table sets forth the computation of net income per share:

	Three Months Ended December 31,
(Dollars in Thousands, Except per Share)	2014	2013 (As Restated)
Basic Net Income per Share:
Net income attributed to Landauer, Inc.	$4,377	$3,821
Less: Income allocated to unvested restricted stock	29	46
Net income available to common stockholders	$4,348	$3,775
Basic weighted average shares outstanding	9,446	9,422
Net income per share - Basic	$0.46	$0.40

Diluted Net Income per Share:
Net income attributed to Landauer, Inc.	$4,377	$3,821
Less: Income allocated to unvested restricted stock	29	46
Net income available to common stockholders	$4,348	$3,775
Basic weighted average shares outstanding	9,446	9,422
Effect of dilutive securities	28	45
Diluted weighted averages shares outstanding	9,474	9,467
Net income per share - Diluted	$0.46	$0.40
Dividends paid per share	$0.55	$0.55

On March 9, 2015, the Company declared a reduction in dividend to $0.275 per share, compared to $0.55 per share in the previous quarter.

(5)Employee Benefit Plans

The components of net periodic benefit cost for pension and other benefits were as follows:

Pension Benefits	Three Months Ended December 31,
(Dollars in Thousands)	2014	2013
Interest cost	$364	$375
Expected return on plan assets	(396)	(377)
Amortization of net loss	84	48
Net periodic benefit cost	$52	$46

Other Benefits	Three Months Ended December 31,
(Dollars in Thousands)	2014	2013
Service cost	$13	$15
Interest cost	8	13
Amortization of net gain	(12)	(3)
Net periodic benefit cost	$9	$25

The Company, under the IRS minimum funding standards, has no required contributions to make to its defined benefit pension plan during fiscal 2015.

The Company maintains 401(k) Retirement Savings Plans for certain employees, which may provide for employer matching contributions, and a supplemental defined contribution plan for certain executives, which provides for employer contributions at the discretion of the Company.  Amounts expensed for Company contributions under these plans during the three months ended December 31, 2014 and 2013 were $407 and $458, respectively.

(6)Goodwill and Intangible Assets

Changes in the carrying amount of goodwill by reportable segment for the three months ended December 31, 2014 were as follows:

(Dollars in Thousands)	Radiation Measurement	Medical Physics	Medical Products	Total
Balance as of September 30, 2014
Goodwill	$18,961	$22,611	$65,714	$107,286
Accumulated impairment losses	-	-	(64,068)	(64,068)
Balance as of September 30, 2014	$18,961	$22,611	$1,646	$43,218
Effects of foreign currency	(923)	-	(69)	(992)
Balance as of December 31, 2014
Goodwill	$18,038	$22,611	$65,645	$106,294
Accumulated impairment losses	-	-	(64,068)	(64,068)
Balance as of December 31, 2014	$18,038	$22,611	$1,577	$42,226

Intangible assets consisted of the following:

	December 31, 2014
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Intangibles Impairment Charge
Customer lists	$43,756	$33,053	$10,703	$18,657
Trademarks and tradenames	2,176	2,051	125	1,498
Licenses and patents	5,024	2,108	2,916	665
Other intangibles	577	557	20	-
Intangible assets	$51,533	$37,769	$13,764	$20,820

	September 30, 2014
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Intangibles Impairment Charge
Customer lists	$44,138	$32,934	$11,204	$18,657
Trademarks and tradenames	2,176	2,051	125	1,498
Licenses and patents	4,765	2,037	2,728	665
Other intangibles	577	557	20	-
Intangible assets	$51,656	$37,579	$14,077	$20,820

Identifiable intangible assets with finite lives are amortized over their estimated useful lives.  Intangible asset amortization expense was $563 and $1,056 for the three months ended December 31, 2014 and 2013, respectively.

(7)Accumulated Other Comprehensive Loss

Accumulated elements of other comprehensive loss, net of tax, are included in the stockholders’ equity section of the condensed consolidated balance sheets.  Changes in each component for the three months ended December 31 are as follows:

(Dollars in Thousands)	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Securities	Pension and Postretirement Plans	Comprehensive (Loss) Income
Balance at September 30, 2014	$(2,493)	$166	$(7,821)	$(10,148)
Other comprehensive income before reclassifications	(1,771)	57	-	(1,714)
Amounts reclassified from accumulated other comprehensive income	-	(92)	72	(20)
Net current period other comprehensive income	(1,771)	(35)	72	(1,734)
Balance at December 31, 2014	$(4,264)	$131	$(7,749)	$(11,882)

(Dollars in Thousands)	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Securities	Pension and Postretirement Plans	Comprehensive (Loss) Income
Balance at September 30, 2013 (As Restated)	$(383)	$132	$(4,157)	$(4,408)
Other comprehensive income before reclassifications	(256)	43	-	(213)
Amounts reclassified from accumulated other comprehensive income	-	(122)	45	(77)
Net current period other comprehensive income	(256)	(79)	45	(290)
Balance at December 31, 2013 (As Restated)	$(639)	$53	$(4,112)	$(4,698)

The tables below present the impact on net income of significant amounts reclassified out of each component of accumulated other comprehensive loss:

Pension and Postretirement Plans (1)	Three Months Ended December 31,
(Dollars in Thousands)	2014	2013 (As Restated)
Amortization of net loss	$72	$45
Total before tax	72	45
Provision for income taxes	-	-
Total net of tax	$72	$45

(1)These accumulated other comprehensive loss components are included in the computation of net periodic benefit costs (refer to Note 5 of the Notes to Consolidated Financial Statements for additional details regarding employee benefit plans).

Unrealized Gains and Losses on Available-for-Sale Securities	Three Months Ended December 31,
(Dollars in Thousands)	2014	2013 (As Restated)
Realized gains on available-for-sale securities into earnings (1)	$(92)	$(122)
Total before tax	(92)	(122)
Provision for income taxes (2)	-	-
Total net of tax	$(92)	$(122)

(1)This amount is reported in Interest Expense, net on the Consolidated Statements of Operations

(2)This amount is reported in Income Tax Expense on the Consolidated Statements of Operations

(8)Income Taxes

The effective tax rates for the first fiscal quarter of 2015 and 2014 were 26.2% and 32.0%, respectively.  The decrease in the effective tax rate was due primarily to the enactment of the research and development credit for calendar year 2014 in the first fiscal quarter of 2015.

(9)Segment Information

The following tables summarize financial information for each reportable segment:

	Three Months Ended December 31,
(Dollars in Thousands)	2014	2013 (As Restated)
Revenues by segment:
Radiation Measurement	$26,491	$28,183
Medical Physics	8,484	7,739
Medical Products	2,572	2,225
Consolidated revenues	$37,547	$38,147

	Three Months Ended December 31,
(Dollars in Thousands)	2014	2013 (As Restated)
Operating income (loss) by segment:
Radiation Measurement	$9,384	$8,829
Medical Physics	618	433
Medical Products	334	(288)
Corporate	(4,195)	(3,549)
Consolidated operating income	$6,141	$5,425

(Dollars in Thousands)	December 31, 2014	September 30, 2014
Segment assets:
Radiation Measurement	$142,577	$148,151
Medical Physics	39,295	38,851
Medical Products	48,337	48,164
Eliminations	(19,362)	(18,580)
Consolidated assets	$210,847	$216,586

(10)Related Party Transactions

The Company has a minority interest in Yamasato, Fujiwara, Higa & Associates, Inc. doing business as Aquila.  The Company provides dosimetry parts to Aquila for its military contract.  The sales to and purchases from Aquila were as follows for the periods ended:

	Three Months Ended December 31,
(Dollars in Thousands)	2014	2013
Sales to Aquila	$1,743	$2,076
Purchases from Aquila	8	-

Balance sheet items were as follows for the periods ended:

(Dollars in Thousands)	December 31, 2014	September 30, 2014
Amounts in accounts receivable	$1,812	$3,799
Amounts in accounts payable	-	227

The Company has a 50% equity interest in Nagase-Landauer, Ltd. (“Nagase”), a radiation measurement company in Japan.  The sales to and purchases from Nagase were as follows for the periods ended:

	Three Months Ended December 31,
(Dollars in Thousands)	2014	2013
Sales to Nagase	$30	$169
Purchases from Nagase	266	857

Balance sheet items were as follows for the periods ended:

(Dollars in Thousands)	December 31, 2014	September 30, 2014
Amounts in accounts receivable	$11	$27
Amounts in accounts payable	41	60

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s unaudited consolidated financial condition and results of operations should be read in conjunction with the annual audited consolidated financial statements and related notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For additional information regarding forward-looking statements and risk factors, see “Forward-Looking Statements” herein and Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The preparation of financial statements in conformity with U.S. GAAP requires that management make assumptions and estimates that affect the results of operations and the amounts of assets and liabilities reported in the financial statements as well as related disclosures.  Critical accounting policies are those that are most important to the portrayal of a company’s financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company bases its estimates, judgments and assumptions on historical experience and other relevant factors that are believed to be reasonable under the circumstances. In any given reporting period, the Company’s actual results may differ from the estimates, judgments and assumptions used in preparing the consolidated financial statements.

Results of Operations

Comparison of the first fiscal quarter ended December 31, 2014 and the first fiscal quarter ended December 31, 2013

Revenues for the first fiscal quarter of 2015 were $37.5 million, a decrease of $0.6 million, or 1.6%, compared with revenues of $38.1 million for the first fiscal quarter of 2014. The Radiation Measurement segment decreased $1.7 million, which was primarily due to an unfavorable foreign currency impact of $0.8 million and a decrease in sales of military products to its joint venture of $0.7 million.  The decrease in sales to its joint venture resulted from discontinued sales of low margin components for military products during the second half of fiscal 2014. The Company continues to sell higher margin Radwatch products to the joint venture.  The Medical Physics segment increased $0.7 million, due to increased imaging and radiation therapy services.  The Medical Products segment increased $0.4 million, due to higher domestic revenues and the full-quarter impact in fiscal 2015 of a modest acquisition in December 2013.

Gross margin was 52.8% for the first fiscal quarter of 2015, compared with 52.0% for the first fiscal quarter of 2014.  Higher gross margins in the Radiation Measurement segment, due to favorable product mix, were partially offset by a 0.6% decline in gross margin in the Medical Physics segment driven by increased staffing expenses to support additional contracts in the imaging and therapy divisions and a 0.5% decline in gross margin in the Medical Products segment driven by Spherz price pressure.

Selling, general and administrative expenses for the first fiscal quarter of 2015 were $13.7 million, a decrease of $0.6 million, or 4.2%, compared with $14.3 million for the first fiscal quarter of 2014. The decrease in selling, general and administrative expenses resulted primarily from a $0.9 million decrease in research and development expenses and a $0.7 million decrease in amortization expense as a result of adjustments recorded during the third fiscal quarter of 2014 to reduce the carrying value of intangible assets, partially offset by higher legal, audit and other professional fees of $0.7 million.

Operating income for the first fiscal quarter of 2015 was $6.1 million, an increase of $0.7 million, or 13.0%, compared with operating income of $5.4 million for the first fiscal quarter of 2014. The increase in operating income was driven by a $0.9 million decrease in research and development expenses, offset by an increase in other selling, general and administrative expenses of $0.3 million.

Equity in income of joint ventures for the first fiscal quarter of 2015 was $0.7 million, a decrease of $0.6 million, or 46.2%, compared with $1.3 million for the first fiscal quarter of 2014.  The decrease was due primarily to the timing of military orders.

The effective tax rates for the first fiscal quarter of 2015 and 2014 were 26.2% and 32.0%, respectively.  The decrease in the effective tax rate was due primarily to the enactment of the research and development credit for calendar year 2014 in the first fiscal quarter of 2015.

Net income attributed to Landauer for the first fiscal quarter of 2015 was $4.4 million, an increase of $0.6 million, or 15.8%, compared with net income of $3.8 million in the first fiscal quarter of 2014.  The increase in net income was the result of a decrease in operating expenses of $0.7 million and a decrease in income tax provision of $0.3 million, partially offset by a decrease in equity in income of joint ventures of $0.6 million.

Radiation Measurement Segment

Radiation Measurement revenues for the first fiscal quarter of 2015 were $26.5 million, a decrease of $1.7 million, or 6.0%, compared with $28.2 million for the first fiscal quarter of 2014. The decrease in revenues was due primarily to the unfavorable impact of changes in foreign currency exchange rates of $0.8 million and lower military product sales to our joint venture of $0.7 million. The joint venture began sourcing these components directly from the supplier during the second half of fiscal 2014.

Operating income for the first fiscal quarter of 2015 was $9.4 million, an increase of $0.6 million, or 6.8%, compared with operating income of $8.8 million for the first fiscal quarter of 2014. The increase in operating income was due to a $1.0 million decrease in research and development expenses to support the Verifii next generation dosimetry platform, offset by a $0.3 million increase in selling, general and administrative expenses due to higher bad debt expense and additional headcount to support sales and customer service activities.

Medical Physics Segment

Medical Physics revenues for the first fiscal quarter of 2015 were $8.4 million, an increase of $0.7 million, or 9.1%, compared with $7.7 million for the first fiscal quarter of 2014.  Imaging services revenue increased by $0.4 million, driven by new customer contracts for outsourced enterprise radiation safety solutions.  Radiation therapy service revenue increased by $0.2 million, due to higher demand for services by our existing customers.

Operating income for the first fiscal quarter of 2015 was $0.6 million, compared to $0.4 million for the first fiscal quarter of 2014.  The increase in operating income is due primarily to headcount reductions in administrative functions during fiscal 2014.

Medical Products Segment

Medical Products revenues for the first fiscal quarter of 2015 were $2.6 million, an increase of $0.4 million, or 18.2%, compared to $2.2 million for the first fiscal quarter of 2014.  The increase in revenues is due to volume growth of $0.3 million and additional revenues of $0.3 million resulting from an acquisition completed in December 2013, offset by the impact of continued pressure on Spherz product pricing.

Medical Products had operating income of $0.3 million for the first fiscal quarter of 2015 versus an operating loss of $0.3 million for the first fiscal quarter of 2014.  The change was primarily due to a $0.7 million decrease in amortization expense as a result of adjustments recorded during the third fiscal quarter of 2014 to reduce the carrying value of intangible assets.

Corporate Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses for the first fiscal quarter of 2015 were $4.2 million, an increase of $0.7 million, or 20%, compared to $3.5 million for the first fiscal quarter of 2014.  The increase was due primarily to higher legal, audit and other professional fees of $0.7 million.

Liquidity and Capital Resources

The Company’s principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions.  The Company’s cash-generating capability is one of its fundamental strengths and provides it with substantial financial flexibility in meeting operating and investing needs.

The following table sets forth a summary of the Company’s cash flows:

	Three Months Ended December 31,
(Dollars in Thousands)	2014	2013 (As Restated)
Net cash provided by (used by):
Operating activities	$9,484	$9,939
Investing activities	(1,699)	(2,948)
Financing activities	(5,678)	(4,246)
Effect of foreign currency translation	(471)	49
Net increase in cash and cash equivalents	$1,636	$2,794

Cash provided by operating activities for the first three months of fiscal 2015 was $9.5 million, a decrease of $0.5 million over the same fiscal period in 2014.  The decrease was primarily due to an increase in cash paid for income taxes of $0.3 million.

Cash used by investing activities for the first three months of fiscal 2015 was $1.7 million, a decrease of $1.2 million over the same fiscal period of 2014.  The difference was primarily due to the acquisition of a small German distributor for $1.8 million in the first fiscal quarter of 2014.

Cash used by financing activities for the first three months of fiscal 2015 was $5.7 million, an increase of $1.4 million over the same fiscal period of 2014.  The increase was primarily due to a reduction in net long-term borrowings.  As of December 31, 2014, the Company had $41.4 million of unused availability under its current $175.0 million credit facility, which provides adequate liquidity to meet its current and anticipated obligations.  During the first three months of both fiscal 2015 and 2014, the Company paid cash dividends of $5.3 million.

The Company expects to meet short-term liquidity requirements (including capital expenditures) through net cash from operating activities and cash on hand. As of December 31, 2014, long-term liquidity requirements consist primarily of obligations under the long-term debt obligations.  The Company does not have any required debt repayments until August 2, 2018, when the debt facility expires.  The Company was in compliance with all covenants as of December 31, 2014.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations since the end of fiscal year 2014 through December 31, 2014.

Forward-Looking Statements

Certain matters contained in this report constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties.  These include the following, without limitation: assumptions, risks and uncertainties associated with the Company’s future performance, the Company’s development and introduction of new technologies in general; the ability to protect and utilize the Company’s intellectual property; events or circumstances which result in an impairment of assets, including but not limited to, goodwill and identifiable intangible assets; continued customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (“OSL”) technology to new platforms and formats; military and other government funding for the purchase of certain of the Company’s equipment and services; the impact on sales and pricing of certain customer group purchasing arrangements; changes in spending or reimbursement for medical products or services; the costs associated with the Company’s research and business development efforts; the usefulness of older technologies and related licenses and intellectual property; the effectiveness of and costs associated with the Company’s IT platform enhancements; the anticipated results of operations of the Company and its subsidiaries or joint ventures; valuation of the Company’s long-lived assets or business units relative to future cash flows; changes in pricing of services and products; changes in postal and delivery practices; the Company’s business plans; anticipated revenue and cost growth; the ability to integrate the operations of acquired businesses and to realize the expected benefits of acquisitions; the risks associated with conducting business internationally; costs incurred for potential acquisitions or similar transactions; other anticipated financial events; the effects of changing economic and competitive conditions, including instability in capital markets which could impact availability of short and long-term financing; the timing and extent of changes in interest rates; the level of borrowings; foreign exchange rates; government regulations; accreditation requirements; changes in the trading market that affect the costs of obligations under the Company’s benefit plans; and pending accounting pronouncements.  These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from what is anticipated today.  These risks and uncertainties also may result in changes to the Company’s business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses.  Additional information may be obtained by reviewing the information set forth in Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of the Company's Annual Report on Form 10-K for the year ended September 30, 2014  and information contained in other reports filed by the Company, from time to time, with the SEC. The Company does not undertake, and expressly disclaims, any duty to update any forward-looking statement whether as a result of new information, future events or changes in the Company’s expectations, except as required by law.

Item 3.quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, including changes in foreign currency exchange rates and is subject to interest rate risk related to borrowings under its existing credit facility.  These risks are set forth in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through December 31, 2014.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended.

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

We previously identified and reported the following material weaknesses in internal controls in financial reporting:

Control Environment - We did not maintain an effective control environment as we did not maintain a sufficient complement of personnel with an appropriate level of knowledge of accounting, experience and training commensurate with our financial reporting requirements. Additionally, we did not consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives.  These material weaknesses contributed to the following control deficiencies, each of which is considered to be a material weakness:

•

Consolidated Statement of Cash Flows:  We did not design effective controls over the preparation and review of our Consolidated Statement of Cash Flows.  Specifically, controls were not designed to evaluate whether transactions were properly classified within the Consolidated Statement of Cash Flows, including nonrecurring transactions and adjustments pertaining to purchases of property, plant and equipment.  This material weakness resulted in errors in our historical financial statements.  The Company recorded adjustments to correct these errors as follows:

o	Revising its fiscal 2013 Statement of Consolidated Cash Flows reflecting adjustments in cash flows from investing and operating activities

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

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly state in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

We believe that the foregoing actions will support the improvement of our internal control over financial reporting, and through our efforts to identify, design and implement the necessary control activities. We will continue to devote significant time and attention to these remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or determine to modify the remediation plan described above. Until the remediation steps set forth above, including the efforts to implement and test the necessary control activities we identify, are fully completed, the material weaknesses described above will continue to exist.

Changes in Internal Control Over Financial Reporting

We have improved our process over the preparation and review of our Consolidated Statement of Cash Flows to ensure completeness and accuracy over the transactions reported.  We created new templates and supporting schedules that facilitate the preparation of the Consolidated Statement of Cash Flows.  We also enhanced our cash flow checklist to identify the most common elements of operating, investing and financing activities, including nonrecurring transactions and adjustments.

PART II  OTHER INFORMATION

Item 1.Legal Proceedings

The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business.  The Company does not believe that any such litigation pending as of December 31, 2014, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

Item 1A.Risk Factors

Information regarding risk factors is set forth in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through December 31, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its equity securities from the end of the preceding fiscal year through December 31, 2014 includes the deemed surrender of existing shares of Landauer common stock to the Company by stock-based compensation plan participants to satisfy the exercise price or tax liability of employee stock awards at the time of exercise or vesting.  These surrendered shares are not part of any publicly announced share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2014	490	$32.74	-	-
November 1 - November 30, 2014	-	-	-	-
December 1 - December 31, 2014	-	-	-	-
Quarter ended December 31, 2014	490	$32.74	-	-

Item 3.Defaults Upon Senior Securities

Not Applicable

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

Not Applicable

Item 6.Exhibits

Cer
3.1	Certificate of Incorporation of the Registrant, as amended through March 6, 2015

10.1

Offer Letter dated December 15, 2014, between the Company and Michael T. Leatherman (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014)

31.1*	Certification of Michael T. Leatherman, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mark A. Zorko, Interim Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Michael T. Leatherman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Mark A. Zorko, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL INSTANCE FILE

101.SCH**	XBRL SCHEMA FILE

101.CAL**	XBRL CALCULATION FILE

101.DEF**	XBRL DEFINITION FILE

101.LAB**	XBRL LABEL FILE

101.PRE**	XBRL PRESENTATION FILE

* Filed herewith
** Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2014

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

8
11

LANDAUER, INC.

Date: March 9, 2015	/s/ Mark A. Zorko
Mark A. Zorko
Interim Chief Financial Officer (Principal Financial Officer)