Form 10-Q
period 2015-03-31
LANDAUER INC
filed 2015-05-11
CIK 825410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 4, 2015, 9,578,618 shares of common stock, par value $0.10 per share, of the registrant were outstanding.

PART I  FINANCIAL INFORMATION

  Item 1.Financial Statements

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in Thousands)	March 31, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$8,424	$6,761
Receivables, net of allowances of $1,703 at March 31, 2015 and $1,872 at September 30, 2014	30,756	34,707
Inventories	6,689	6,687
Deferred income tax asset - current	2,348	2,369
Prepaid income taxes	2,131	1,836
Prepaid expenses and other current assets	2,562	1,973
Current assets	52,910	54,333
Property, plant and equipment, at cost	107,404	104,010
Accumulated depreciation and amortization	(60,431)	(57,253)
Net property, plant and equipment	46,973	46,757
Equity in joint ventures	23,137	23,835
Goodwill	40,432	43,218
Intangible assets, net of accumulated amortization of $37,624 at March 31, 2015 and $37,579 at September 30, 2014	13,369	14,077
Dosimetry devices, net of accumulated depreciation of $4,734 at March 31, 2015 and $4,353 at September 30, 2014	3,595	3,958
Deferred income tax assets	19,619	18,374
Other assets	8,922	12,034
ASSETS	$208,957	$216,586
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,880	$6,248
Dividends payable	2,700	5,329
Deferred contract revenue	15,178	14,750
Accrued compensation and related costs	7,098	7,132
Accrued severance	557	2,731
Other accrued expenses	7,182	8,538
Current liabilities	39,595	44,728
Non-current liabilities:
Long-term debt	134,585	133,585
Pension and postretirement obligations	19,101	19,475
Deferred income taxes	431	509
Uncertain income tax liabilities	3,391	3,284
Other non-current liabilities	1,260	1,271
Non-current liabilities	158,768	158,124
Stockholders' equity:
Preferred stock, $.10 par value per share, authorized 1,000,000 shares; none issued	-	-
Common stock, $.10 par value per share, authorized 20,000,000 shares; 9,657,625 and 9,577,874 shares issued and outstanding at March 31, 2015 and September 30, 2014, respectively	966	958
Additional paid in capital	41,064	40,317
Accumulated other comprehensive loss	(13,753)	(10,148)
Accumulated deficit	(18,916)	(18,873)
Landauer, Inc. stockholders' equity	9,361	12,254
Noncontrolling interest	1,233	1,480
Stockholders' equity	10,594	13,734
LIABILITIES AND STOCKHOLDERS' EQUITY	$208,957	$216,586

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands, Except per Share)	2015	2014 (As Restated)	2015	2014 (As Restated)
Service revenues	$32,242	$32,870	$64,299	$64,615
Product revenues	5,897	6,184	11,387	12,586
Net revenues	38,139	39,054	75,686	77,201
Costs and expenses:
Service costs	16,158	15,155	31,792	30,165
Product costs	2,453	3,177	4,570	6,552
Total cost of sales	18,611	18,332	36,362	36,717
Gross profit	19,528	20,722	39,324	40,484
Selling, general and administrative	13,898	13,750	27,553	27,976
Acquisition, reorganization and nonrecurring costs	-	109	-	220
Operating income	5,630	6,863	11,771	12,288
Equity in income of joint ventures	680	535	1,376	1,816
Interest expense, net	(964)	(1,014)	(1,917)	(1,951)
Other (expense) income, net	(485)	5	(234)	164
Income before taxes	4,861	6,389	10,996	12,317
Income tax expense	1,180	1,913	2,790	3,812
Net income	3,681	4,476	8,206	8,505
Less: Net income (loss) attributed to noncontrolling interest	134	(38)	282	170
Net income attributed to Landauer, Inc.	$3,547	$4,514	$7,924	$8,335

Net income per share attributable to Landauer, Inc. shareholders:
Basic	$0.37	$0.47	$0.83	$0.87
Weighted average basic shares outstanding	9,493	9,460	9,464	9,441
Diluted	$0.37	$0.47	$0.83	$0.87
Weighted average diluted shares outstanding	9,520	9,501	9,492	9,485

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31, 2015			Six Months Ended March 31, 2015
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$3,547	$134	$3,681	$7,924	$282	$8,206
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of taxes of $53	19	-	19	91	-	91
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0	37	-	37	2	-	2
Foreign currency translation adjustment, net of taxes of $1,103, and $2,057, respectively	(1,927)	(99)	(2,026)	(3,698)	(198)	(3,896)
Comprehensive income	$1,676	$35	$1,711	$4,319	$84	$4,403

	Three Months Ended March 31, 2014			Six Months Ended March 31, 2014
	(As Restated)			(As Restated)
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$4,514	$(38)	$4,476	$8,335	$170	$8,505
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of taxes of $0	46		46	91		91
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0	25		25	(54)		(54)
Foreign currency translation adjustment, net of taxes of $0	409	19	428	153	(49)	104
Comprehensive income	$4,994	$(19)	$4,975	$8,525	$121	$8,646

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Landauer, Inc. Stockholders' Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Addi- tional Paid in Capital	Accumulated Other Compre-hensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Non- Controlling Interest	Total Stock- holders' Equity
September 30, 2014	9,577,874	$958	$40,317	$(10,148)	$(18,873)	$1,480	$13,734
Stock-based compensation arrangements	79,751	8	747	-	-	-	755
Dividends	-	-	-	-	(7,967)	(331)	(8,298)
Net income	-	-	-	-	7,924	282	8,206
Foreign currency translation adjustment, net of tax	-	-	-	(3,698)	-	(198)	(3,896)
Unrealized gains (losses) on available-for-sale securities, net of tax	-	-	-	2	-	-	2
Defined benefit pension and postretirement plans activity, net of tax	-	-	-	91	-	-	91
March 31, 2015	9,657,625	$966	$41,064	$(13,753)	$(18,916)	$1,233	$10,594

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
(Dollars in Thousands)	2015	2014 (As Restated)
Cash flows from operating activities:
Net income	$8,206	$8,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,092	7,487
Equity in income of joint ventures	(1,376)	(1,816)
Dividends from joint ventures	1,144	1,340
Stock-based compensation and related net tax benefits	873	453
Current and long-term deferred taxes, net	(1,792)	847
Loss on sale, disposal and abandonment of fixed assets	124	-
Gain on investments	(189)	(338)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	2,923	3,205
(Increase) decrease in prepaid taxes	(385)	1,027
Decrease in other operating assets, net	347	761
Decrease in accounts payable and other accrued liabilities	(1,002)	(2,021)
(Decrease) increase in other operating liabilities, net	(108)	430
Net cash provided by operating activities	14,857	19,880
Cash flows used by investing activities:
Acquisition of property, plant and equipment	(3,063)	(2,415)
Acquisition of joint ventures and businesses, net of cash acquired	-	(1,800)
Other investing activities, net	147	(114)
Net cash used by investing activities	(2,916)	(4,329)
Cash flows (used) provided by financing activities:
Net borrowings on revolving credit facility	-	(43)
Long-term borrowings - loan	16,300	20,000
Long-term borrowings - repayment	(15,300)	(24,500)
Dividends paid to stockholders	(10,599)	(10,520)
Other financing activities, net	(321)	(347)
Net cash used by financing activities	(9,920)	(15,410)
Effects of foreign currency translation	(358)	109
Net increase in cash and cash equivalents	1,663	250
Opening balance - cash and cash equivalents	6,761	8,672
Ending balance - cash and cash equivalents	$8,424	$8,922

Accrued capital spending included in accounts payable and other accrued liabilities	$2,272	$258

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March  31, 2015

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

The accounting policies followed by the Company are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  There have been no changes to the accounting policies for the six month period ended March  31, 2015.

The results of operations for the three and six month periods ended March  31, 2015  are not necessarily indicative of the results to be expected for the full fiscal year.

Restatement and Revision of Prior Period Financial Statements

In connection with the preparation of the consolidated financial statements for the fiscal year ended September 30, 2014, the Company identified errors in its previously issued financial statements for the interim periods ended March 31, 2014.  In accordance with accounting guidance presented in ASC 250-10 and SEC Staff Accounting Bulletin No. 99, Materiality, (“SAB 99”) management assessed the materiality of these errors and concluded that they were material to the Company’s financial statements for the three and six months ended March 31, 2014.  The Company restated its financial statements for the three and six month periods ended March 31, 2014 to correct for these errors.  Following is a description of the corrections:

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

The following table summarizes the impact of the restatement on net income (loss) and diluted net income (loss) per share attributed to Landauer, Inc. for the three and six months ended March 31, 2014:

(Dollars in Thousands, Except per Share Amounts)	Three Months Ended March 31, 2014 (Unaudited)		Six Months Ended March 31, 2014 (Unaudited)
	Net Income (Loss)	Diluted Net Income (Loss) Per Share	Net Income (Loss)	Diluted Net Income (Loss) Per Share
As previously reported	$4,997	$0.52	$8,048	$0.84
Revenue and accounts receivable	(500)		(248)
Dosimetry devices	13		25
Long-term investments	(25)		54
Sales taxes	(16)		(32)
Intangible assets	-		150
Equity in joint ventures	-		708
Total adjustments	(528)	(0.05)	657	0.07
Income tax expense (benefit)	(41)	-	362	0.04
Less amounts attributed to noncontrolling interest	(4)	-	8	-
Net impact of adjustments	(483)	(0.05)	287	0.03
As restated	$4,514	$0.47	$8,335	$0.87

The effect of the restatement on the previously issued Consolidated Statement of Operations for the three and six months ended March 31, 2014 is as follows:

	Three Months Ended March 31, 2014 (Unaudited)		Six Months Ended March 31, 2014 (Unaudited)
(Dollars in Thousands, Except per Share)	Previously Reported	As Restated	Previously Reported	As Restated
Service revenues	$32,983	$32,870	$64,877	$64,615
Product revenues	6,571	6,184	12,382	12,586
Net revenues	39,554	39,054	77,259	77,201
Costs and expenses:
Service costs	15,195	15,155	30,244	30,165
Product costs	3,150	3,177	6,308	6,552
Total cost of sales	18,345	18,332	36,552	36,717
Gross profit	21,209	20,722	40,707	40,484
Selling, general, and administrative	13,735	13,750	28,097	27,976
Acquisition, reorganization and nonrecurring costs	109	109	220	220
Operating income	7,365	6,863	12,390	12,288
Equity in income of joint ventures	535	535	1,108	1,816
Interest expense, net	(975)	(1,014)	(1,867)	(1,951)
Other income (expense), net	(8)	5	29	164
Income before taxes	6,917	6,389	11,660	12,317
Income tax (benefit) expense	1,954	1,913	3,450	3,812
Net income	4,963	4,476	8,210	8,505
Less: Net income attributed to noncontrolling interest	(34)	(38)	162	170
Net income attributed to Landauer, Inc.	4,997	4,514	8,048	8,335
Net income per share attributed to Landauer, Inc. shareholders:
Basic	0.52	0.47	0.84	0.87
Weighted average basic shares outstanding	9,460	9,460	9,441	9,441
Diluted	0.52	0.47	0.84	0.87
Weighted average diluted shares outstanding	9,501	9,501	9,485	9,485

The effect of the restatement on the previously issued Consolidated Statement of Cash Flows for the six months ended March 31, 2014 is as follows:

	Six Months Ended March 31, 2014 (Unaudited) (a)
(Dollars in Thousands)	Previously Reported	As Restated
Cash flows provided from operating activities:
Net income	8,210	8,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,662	7,487
Gain on investments	(203)	(338)
Equity in income of joint ventures	(1,108)	(1,816)
Dividends from joint ventures	1,340	1,340
Stock-based compensation and related net tax benefits	453	453
Current and long-term deferred taxes, net	791	847
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	3,119	3,205
Decrease in prepaid taxes	721	1,027
Decrease in other operating assets, net	571	761
Decrease in accounts payable and other accrued liabilities	(2,025)	(2,021)
Increase in other operating liabilities, net	430	430
Net cash provided by operating activities	19,961	19,880
Cash flows used by investing activities:
Acquisition of property, plant & equipment	(2,415)	(2,415)
Acquisition of joint ventures and businesses, net of cash acquired	(1,800)	(1,800)
Other investing activities, net	(637)	(114)
Net cash used by investing activities	(4,852)	(4,329)
Cash flows (used) provided by financing activities:
Net borrowings on revolving credit facility	(43)	(43)
Long–term borrowings - loan	20,000	20,000
Long–term borrowings - repayment	(24,500)	(24,500)
Dividends paid to stockholders	(10,520)	(10,520)
Other financing activities, net	(347)	(347)
Net cash used by financing activities	(15,410)	(15,410)
Effects of foreign currency translation	108	109
Net (decrease) increase in cash and cash equivalents	(193)	250
Opening balance – cash and cash equivalents	11,184	8,672
Ending balance – cash and cash equivalents	10,991	8,922

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

In connection with the preparation of the consolidated financial statements for the interim periods ended March 31, 2015, the Company identified errors in its previously issued financial statements for the interim periods ended March 31, 2014.  The Company did not properly report sales and purchases to related parties in its Related Party Transactions footnote.  As a result of these errors, the Company understated sales to Aquila by $284 and $2,360 for the three and six months ended March 31, 2014, respectively, and understated sales to Nagase by $31 and $99 for the three and six months ended March 31, 2014, respectively.  Further, the Company understated sales to Aquila by $2,360 for the nine months ended June 30, 2014, understated sales to Nagase by $80 and $179 for the three and nine months ended June 30, 2014, respectively, understated sales to Nagase by $616 for the three months ended December 31, 2014, understated sales to Aquila by $215 for the fiscal year ended September 30, 2014 and understated sales to Nagase by $271 for the fiscal year ended September 30, 2014.  In accordance with accounting guidance presented in SAB 99, management assessed the materiality of these errors and concluded that they were not material to the Company’s financial statements for the three and six months ended March 31, 2014.  The Company is revising its financial statements for the three and six month periods ended March 31, 2014 to correct for these errors.

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

In May 2014, the FASB issued new guidance for recognizing revenue from contracts with customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  This guidance is effective for the Company in the first quarter of fiscal 2018.  In April 2015, the FASB proposed a one year deferral of the effective date of the new revenue standard for the new revenue standard.  Early adoption is not permitted.  The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2015 Using
(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash equivalents	$115	$-	$-
Mutual funds	3,616	-	-
Available-for-sale securities	-	1,524	-
Total financial assets at fair value	$3,731	$1,524	$-

	Fair Value Measurements at September 30, 2014 Using
(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash equivalents	$105	$-	$-
Mutual funds	3,629	-	-
Available-for-sale securities	-	2,382	-
Total financial assets at fair value	$3,734	$2,382	$-

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at March 31, 2015 and September 30, 2014, measured on a recurring basis.

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

The Company recorded a liability for contingent consideration during the second quarter of fiscal 2014 related to the acquisition of ilumark GmbH and the launch of its new medical products.  The liability was recorded at fair value, which was determined using a discounted cash flow model based on assumptions and projections relevant to revenues.  A discount rate of 11% was used and payments are projected to occur in fiscal 2016 and 2017.  The fair value of the contingent consideration was $774 as of March 31, 2015 and is reported in other accrued expenses and other non-current liabilities at $131 and $643, respectively.  The contingent consideration liability is classified as Level 3.

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

The following table sets forth the computation of net income per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands, Except per Share)	2015	2014 (As Restated)	2015	2014 (As Restated)
Basic Net Income per Share:
Net income attributed to Landauer, Inc.	$3,547	$4,514	$7,924	$8,335
Less: Income allocated to unvested restricted stock	18	46	47	91
Net income available to common stockholders	$3,529	$4,468	$7,877	$8,244
Basic weighted average shares outstanding	9,493	9,460	9,464	9,441
Net income per share - Basic	$0.37	$0.47	$0.83	$0.87

Diluted Net Income per Share:
Net income attributed to Landauer, Inc.	$3,547	$4,514	$7,924	$8,335
Less: Income allocated to unvested restricted stock	18	46	47	91
Net income available to common stockholders	$3,529	$4,468	$7,877	$8,244
Basic weighted average shares outstanding	9,493	9,460	9,464	9,441
Effect of dilutive securities	27	41	28	44
Diluted weighted averages shares outstanding	9,520	9,501	9,492	9,485
Net income per share - Diluted	$0.37	$0.47	$0.83	$0.87
Dividends paid per share	$0.275	$0.55	$0.825	$1.10

(5)Employee Benefit Plans

The components of net periodic benefit cost for pension and other benefits were as follows:

Pension Benefits	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2015	2014	2015	2014
Interest cost	$364	$375	$728	$750
Expected return on plan assets	(396)	(377)	(792)	(754)
Amortization of net loss	84	49	168	97
Net periodic benefit cost	$52	$47	$104	$93

Other Benefits	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2015	2014	2015	2014
Service cost	$12	$16	$25	$31
Interest cost	8	12	16	25
Amortization of net gain	(12)	(3)	(24)	(6)
Net periodic benefit cost	$8	$25	$17	$50

The Company, under the IRS minimum funding standards, has no required contributions to make to its defined benefit pension plan during fiscal 2015.

The Company maintains 401(k) Retirement Savings Plans for certain employees, which may provide for employer matching contributions, and a supplemental defined contribution plan for certain executives, which provides for employer contributions at the discretion of the Company.  Amounts expensed for Company contributions under these plans during the three months ended March 31, 2015 and 2014 were $442 and $401, respectively.  Amounts expensed during the six months ended March 31, 2015 and 2014 were $849 and $859, respectively.

(6)Goodwill and Intangible Assets

Changes in the carrying amount of goodwill by reportable segment for the six months ended March 31, 2015 were as follows:

(Dollars in Thousands)	Radiation Measurement	Medical Physics	Medical Products	Total
Balance as of September 30, 2014
Goodwill	$18,961	$22,611	$65,714	$107,286
Accumulated impairment losses	-	-	(64,068)	(64,068)
Balance as of September 30, 2014	$18,961	$22,611	$1,646	$43,218
Effects of foreign currency	(2,548)	-	(238)	(2,786)
Balance as of March 31, 2015
Goodwill	$16,413	$22,611	$65,476	$104,500
Accumulated impairment losses	-	-	(64,068)	(64,068)
Balance as of March 31, 2015	$16,413	$22,611	$1,408	$40,432

Intangible assets consisted of the following:

	March 31, 2015
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Intangibles Impairment Charge
Customer lists	$42,942	$32,833	$10,109	$18,657
Trademarks and tradenames	2,181	2,051	130	1,498
Licenses and patents	5,293	2,183	3,110	665
Other intangibles	577	557	20	-
Intangible assets	$50,993	$37,624	$13,369	$20,820

	September 30, 2014
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Intangibles Impairment Charge
Customer lists	$44,138	$32,934	$11,204	$18,657
Trademarks and tradenames	2,176	2,051	125	1,498
Licenses and patents	4,765	2,037	2,728	665
Other intangibles	577	557	20	-
Intangible assets	$51,656	$37,579	$14,077	$20,820

Identifiable intangible assets with finite lives are amortized over their estimated useful lives.  Intangible asset amortization expense was $558 and $1,121 for the three and six months ended March 31, 2015 and $1,037 and $2,222 for the three and six months ended March 31, 2014.

(7)Accumulated Other Comprehensive Loss

Accumulated elements of other comprehensive loss, net of tax, are included in the stockholders’ equity section of the condensed consolidated balance sheets.  Changes in each component for the six months ended March 31 are as follows:

(Dollars in Thousands)	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Securities	Pension and Postretirement Plans	Comprehensive (Loss) Income
Balance at September 30, 2014	$(2,493)	$166	$(7,821)	$(10,148)
Other comprehensive income before reclassifications	(3,698)	101	-	(3,597)
Amounts reclassified from accumulated other comprehensive income	-	(99)	91	(8)
Net current period other comprehensive income	(3,698)	2	91	(3,605)
Balance at March 31, 2015	$(6,191)	$168	$(7,730)	$(13,753)

(Dollars in Thousands)	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Securities	Pension and Postretirement Plans	Comprehensive (Loss) Income
Balance at September 30, 2013 (As Restated)	$(383)	$132	$(4,157)	$(4,408)
Other comprehensive income before reclassifications	153	81	-	234
Amounts reclassified from accumulated other comprehensive income	-	(135)	91	(44)
Net current period other comprehensive income	153	(54)	91	190
Balance at March 31, 2014 (As Restated)	$(230)	$78	$(4,066)	$(4,218)

The tables below present the impact on net income of significant amounts reclassified out of each component of accumulated other comprehensive loss:

Pension and Postretirement Plans (1)	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2015	2014 (As Restated)	2015	2014 (As Restated)
Amortization of net loss	$72	$46	144	91
Total before tax	72	46	144	91
Provision for income taxes	53	-	53	-
Total net of tax	$19	$46	$91	$91

(1)These accumulated other comprehensive loss components are included in the computation of net periodic benefit costs (refer to Note 5 of the Notes to Consolidated Financial Statements for additional details regarding employee benefit plans).

Unrealized Gains and Losses on Available-for-Sale Securities	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2015	2014 (As Restated)	2015	2014 (As Restated)
Realized gains on available-for-sale securities into earnings (1)	$(7)	$(13)	$(99)	$(135)
Total before tax	(7)	(13)	(99)	(135)
Provision for income taxes (2)	-	-	-	-
Total net of tax	$(7)	$(13)	$(99)	$(135)

(1)This amount is reported in Interest Expense, net on the Consolidated Statements of Operations

(2)This amount is reported in Income Tax Expense on the Consolidated Statements of Operations

(8)Income Taxes

The effective tax rates for the three months ended March 31, 2015 and 2014 were 24.3% and 29.9%, respectively. The decrease in the effective tax rate was due primarily to the mix of earnings between jurisdictions with differing tax rates.  The effective tax rates for the six months ended March 31, of 2015 and 2014 were 25.4% and 31.0%, respectively.  The decrease in the effective tax rate was due primarily to the enactment of the research and development credit for calendar year 2014 in the first fiscal quarter of 2015 and the mix of earnings between jurisdictions with differing tax rates.  The Company believes it is reasonably possible that $946 of unrecognized tax benefits will be realized in the coming year.

(9)Segment Information

The following tables summarize financial information for each reportable segment:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2015	2014 (As Restated)	2015	2014 (As Restated)
Revenues by segment:
Radiation Measurement	$27,246	$28,684	$53,737	$56,867
Medical Physics	8,561	8,029	17,045	15,768
Medical Products	2,332	2,341	4,904	4,566
Consolidated revenues	$38,139	$39,054	$75,686	$77,201

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2015	2014 (As Restated)	2015	2014 (As Restated)
Operating income (loss) by segment:
Radiation Measurement	$9,414	$9,800	$18,798	$18,629
Medical Physics	321	599	939	1,032
Medical Products	244	(174)	578	(462)
Corporate	(4,349)	(3,362)	(8,544)	(6,911)
Consolidated operating income	$5,630	$6,863	$11,771	$12,288

(Dollars in Thousands)	March 31, 2015	September 30, 2014
Segment assets:
Radiation Measurement	$144,505	$148,151
Medical Physics	39,860	38,851
Medical Products	48,192	48,164
Eliminations	(23,600)	(18,580)
Consolidated assets	$208,957	$216,586

(10)Related Party Transactions

The Company has a minority interest in Yamasato, Fujiwara, Higa & Associates, Inc. doing business as Aquila.  The Company provides dosimetry parts to Aquila for its military contract. Certain amounts reported in the tables below for the three and six months ended March 31, 2014 have been corrected for an error discussed in Note 1.    The sales to and purchases from Aquila were as follows for the periods ended:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2015	2014	2015	2014
Sales to Aquila	$1,870	$965	$3,673	$3,041
Purchases from Aquila	23	253	31	253

Balance sheet items were as follows for the periods ended:

(Dollars in Thousands)	March 31, 2015	September 30, 2014
Amounts in accounts receivable	$1,905	$3,799
Amounts in accounts payable	147	227

The Company has a 50% equity interest in Nagase-Landauer, Ltd. (“Nagase”), a radiation measurement company in Japan.  The sales to and purchases from Nagase were as follows for the periods ended:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2015	2014	2015	2014
Sales to Nagase	$109	$315	$755	$720
Purchases from Nagase	196	319	462	801

Balance sheet items were as follows for the periods ended:

(Dollars in Thousands)	March 31, 2015	September 30, 2014
Amounts in accounts receivable	$35	$27
Amounts in accounts payable	-	60

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

Results of Operations

Comparison of the second fiscal quarter ended March 31, 2015 and the second fiscal quarter ended March 31, 2014

Revenues for the second fiscal quarter of 2015 were $38.1 million, a decrease of $1.0 million, or 2.6%, compared with revenues of $39.1 million for the second fiscal quarter of 2014. Revenues in the Radiation Measurement segment decreased $1.5 million which was primarily due to an unfavorable foreign currency impact of $1.6 million. Revenues in the Medical Physics segment increased $0.6 million, due to increased imaging services.  Revenues in the Medical Products segment were flat.

Gross margin was 51.2% for the second fiscal quarter of 2015, compared with 53.1% for the second fiscal quarter of 2014.  The $1.5 million decrease in revenues in the high-margin Radiation Measurement segment reduced the consolidated gross margin by 1.4%.  Consolidated gross margins declined by 0.3% due to increased staffing expenses in the Medical Physics segment to support additional contracts in the imaging and therapy divisions.  Spherz price pressure in the Medical Products segment reduced consolidated gross margins by 0.2%.

Selling, general and administrative expenses for the second fiscal quarter of 2015 were $13.9 million, essentially flat compared with $13.8 million for the second fiscal quarter of 2014. Audit, legal and other professional fees increased $1.1 million, offset by a decrease in expenses of $0.4 million due to foreign currency rates and a $0.5 million decrease in amortization expense as a result of adjustments recorded during the third fiscal quarter of 2014 to reduce the carrying value of intangible assets.

Operating income for the second fiscal quarter of 2015 was $5.6 million, a decrease of $1.3 million, or 18.8%, compared with operating income of $6.9 million for the second fiscal quarter of 2014. The decrease in operating income was driven by lower gross profit of $1.2 million, resulting from unfavorable foreign currency rates.

Equity in income of joint ventures for the second fiscal quarter of 2015 was $0.7 million compared with $0.5 million for the second fiscal quarter of 2014.  The increase was due primarily to the timing of product sales to our joint venture in Japan.

The effective tax rates for the second fiscal quarter of 2015 and 2014 were 24.3% and 29.9%, respectively.  The decrease in the effective tax rate was due primarily to the mix of earnings between jurisdictions with differing tax rates.

Net income attributed to Landauer for the second fiscal quarter of 2015 was $3.5 million, a decrease of $1.0 million, or 22.2%, compared with net income of $4.5 million in the second fiscal quarter of 2014.  The decrease in net income was driven by the impact of unfavorable foreign currency rates on revenues, partially offset by favorable effective tax rates.

Radiation Measurement Segment

Radiation Measurement revenues for the second fiscal quarter of 2015 were $27.2 million, a decrease of $1.5 million, or 5.2%, compared with $28.7 million for the second fiscal quarter of 2014. The decrease in revenues was due primarily to the unfavorable impact of changes in foreign currency exchange rates of $1.6 million and a decrease in product sales in Europe of $1.0 million, partially offset by an increase in military product sales of $1.1 million.

Operating income for the second fiscal quarter of 2015 was $9.4 million, a decrease of $0.4 million, or 4.1%, compared with operating income of $9.8 million for the second fiscal quarter of 2014. The decrease in operating income was due to the net impact of unfavorable foreign currency exchange rates on revenues and operating expenses.

Medical Physics Segment

Medical Physics revenues for the second fiscal quarter of 2015 were $8.6 million, an increase of $0.6 million, or 7.5%, compared with $8.0 million for the second fiscal quarter of 2014.  Imaging services revenue increased by $0.5 million, driven by new customer contracts for outsourced enterprise radiation safety solutions.

Operating income for the second fiscal quarter of 2015 was $0.3 million, compared to $0.6 million for the second fiscal quarter of 2014.  The decrease in operating income is due primarily to increased staffing expenses to support additional imaging contracts.

Medical Products Segment

Medical Products revenues were $2.3 million for the second fiscal quarters of 2015 and 2014.  Revenue increases driven by volume growth were offset by the impact of continued pressure on Spherz product pricing.

Medical Products had operating income of $0.2 million for the second fiscal quarter of 2015 versus an operating loss of $0.2 million for the second fiscal quarter of 2014.  The change was primarily due to a $0.5 million decrease in amortization expense as a result of adjustments recorded during the third fiscal quarter of 2014 to reduce the carrying value of intangible assets.

Corporate Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses for the second fiscal quarter of 2015 were $4.3 million, an increase of $0.9 million, or 26.5%, compared to $3.4 million for the second fiscal quarter of 2014.  The increase was due primarily to higher legal, audit and other professional fees of $1.1 million.

Comparison of the six months ended March 31, 2015 and the six months ended March 31, 2014

Revenues for the first six months of fiscal 2015 were $75.7 million, a decrease of $1.5 million, or 1.9%, compared with revenues of $77.2 million for the first six months of fiscal 2014. Revenues in the Radiation Measurement segment decreased $3.2 million which was primarily due to an unfavorable foreign currency impact of $2.4 million and a decrease in product sales in Europe of $1.0 million. Revenues in the Medical Physics segment increased $1.3 million, driven by increased imaging services of $0.9 million.  Revenues in the Medical Products segment increased $0.3 million due to the full-period impact of a modest acquisition in December 2013.

Gross margin was 52.0% for the first six months of fiscal 2015, compared with 52.4% for the first six months of fiscal 2014.  Consolidated gross margins declined by 0.4% due primarily to the decrease in revenues in the high-margin Radiation Measurement segment.

Selling, general and administrative expenses for the first six months of fiscal 2015 were $27.6 million, a decrease of $0.4 million, or 1.4%, compared with $28.0 million for the first six months of fiscal 2014. Audit, legal and other professional fees increased $1.8 million, offset by a $1.3 million decrease in research and development expenses and a $1.2 million decrease in amortization expense as a result of adjustments recorded during the third fiscal quarter of 2014 to reduce the carrying value of intangible assets.

Operating income for the first six months of fiscal 2015 was $11.8 million, a decrease of $0.5 million, or 4.1%, compared with operating income of $12.3 million for the first six months of fiscal 2014. The decrease in operating income was driven by lower gross profit of $1.2 million, resulting from unfavorable foreign currency rates, and higher audit, legal and other professional fees, partially offset by lower research and development expenses and lower intangible assets amortization expense.

Equity in income of joint ventures for the first six months of fiscal 2015 was $1.4 million compared with $1.8 million for the first six months of fiscal 2014.  The decrease was due primarily to a higher volume of military product sales during the first quarter of fiscal 2014.

The effective tax rates for the first six months of fiscal 2015 and 2014 were 25.4% and 31.0%, respectively.  The decrease in the effective tax rate was due primarily to the enactment of the research and development credit for calendar year 2014 in the first fiscal quarter of fiscal 2015 and the mix of earnings between jurisdictions with differing tax rates.

Net income attributed to Landauer for the first six months of fiscal 2015 was $7.9 million, a decrease of $0.4 million, or 4.8%, compared with net income of $8.3 million in the first six months of fiscal 2014.  The decrease in net income was driven by a decrease in gross profit, partially offset by favorable effective tax rates.

Radiation Measurement Segment

Radiation Measurement revenues for the first six months of fiscal 2015 were $53.7 million, a decrease of $3.2 million, or 5.6%, compared with $56.9 million for the first six months of fiscal 2014. The decrease in revenues was due primarily to the unfavorable impact of changes in foreign currency exchange rates of $2.4 million and a decrease in product sales in Europe of $1.0 million, partially offset by an increase in military product sales of $0.4 million.

Operating income for the first six months of fiscal 2015 was $18.8 million, an increase of $0.2 million, or 1.1%, compared with operating income of $18.6 million for the first six months of fiscal 2014. The increase in operating income was due to lower research and development expenses, partially offset by the net impact of unfavorable foreign currency exchange rates on revenues and operating expenses.

Medical Physics Segment

Medical Physics revenues for the first six months of fiscal 2015 were $17.0 million, an increase of $1.2 million, or 7.6%, compared with $15.8 million for the first six months of fiscal 2014.  Imaging services revenue increased by $0.9 million, driven by new customer contracts for outsourced enterprise radiation safety solutions, and commissioning revenue increased by $0.4 million due to a higher volume of services.

Operating income for the first six months of fiscal 2015 was $0.9 million, compared to $1.0 million for the first six months of fiscal 2014.  The decrease in operating income is due primarily to increased staffing expenses to support additional imaging contracts.

Medical Products Segment

Medical Products revenues were $4.9 million for the first six months of fiscal 2015, compared to $4.6 million for the first six months of fiscal 2014.  Revenue increased $0.3 million due to the full-period impact of a modest acquisition in December 2013.

Medical Products had operating income of $0.6 million for the first six months of fiscal 2015 versus an operating loss of $0.5 million for the first six months of fiscal 2014.  The change was primarily due to a $1.2 million decrease in amortization expense as a result of adjustments recorded during the third fiscal quarter of 2014 to reduce the carrying value of intangible assets.

Corporate Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses for the first six months of fiscal 2015 were $8.5 million, an increase of $1.6 million, or 23%, compared to $6.9 million for the first six months of fiscal 2014.  The increase was due primarily to higher legal, audit and other professional fees of $1.8 million.

Liquidity and Capital Resources

The Company’s principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions.  The Company’s cash-generating capability is one of its fundamental strengths and provides it with substantial financial flexibility in meeting operating and investing needs.

The following table sets forth a summary of the Company’s cash flows:

	Six Months Ended March 31,
(Dollars in Thousands)	2015	2014 (As Restated)
Net cash provided by (used by):
Operating activities	$14,857	$19,880
Investing activities	(2,916)	(4,329)
Financing activities	(9,920)	(15,410)
Effect of foreign currency translation	(358)	109
Net increase in cash and cash equivalents	$1,663	$250

Cash provided by operating activities for the first six months of fiscal 2015 was $14.9 million, a decrease of $5.0 million over the same fiscal period in 2014.  The decrease was primarily due to an increase in cash paid for income taxes of $2.2 million and a decrease in gross profit of $1.2 million.  In addition, audit, legal and professional fees increased $1.8 million and other selling, general and administrative expenses increased $0.3 million, partially offset by a decrease in research and development spending of $1.3 million.

Cash used by investing activities for the first six months of fiscal 2015 was $2.9 million, a decrease of $1.4 million over the same fiscal period of 2014.  The difference was primarily due to the acquisition of a small German distributor for $1.8 million in the first fiscal quarter of 2014.

Cash used by financing activities for the first six months of fiscal 2015 was $9.9 million, as compared to $15.4 million over the same fiscal period of 2014.  The decrease was primarily due to lower repayments of debt primarily due to the $5.0 million decrease in the operating cash flows.  As of March 31, 2015, the Company had $40.4 million of unused availability under its current $175.0 million credit facility, which provides adequate liquidity to meet its current and anticipated obligations.  During the first six months of fiscal 2015 and 2014, the Company paid cash dividends of $10.6 million and $10.5 million, respectively.  On March 9, 2015, the Company declared a reduction in dividend to $0.275 per share, compared to $0.55 per share in the previous quarter.  The dividend was paid on April 3, 2015.

The Company expects to meet short-term liquidity requirements (including capital expenditures) through net cash from operating activities and cash on hand. As of March 31, 2015, long-term liquidity requirements consist primarily of obligations under the long-term debt obligations.  The Company does not have any required debt repayments until August 2, 2018, when the debt facility expires.  The Company was in compliance with all covenants as of March 31, 2015.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations since the end of fiscal year 2014 through March 31, 2015.

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

Item 3.quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, including changes in foreign currency exchange rates and is subject to interest rate risk related to borrowings under its existing credit facility.  These risks are set forth in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through March 31, 2015.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended.

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

We previously identified and reported the following material weaknesses in the Company’s internal control over financial reporting, which still exist as of March 31, 2015:

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

The risk assessment and revenue material weaknesses also resulted in  revisions to second and third quarter fiscal 2014, annual fiscal 2014 and first quarter fiscal 2015 financial statement disclosures related to sales to its equity investees. Management has determined that these revisions, first disclosed in the second quarter of fiscal 2015, are additional effects of the material weaknesses related to risk assessment and revenue described above.

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

Changes in Internal Control Over Financial Reporting

The Following are considered changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have improved our processes and procedures to ensure the accurate and timely reporting of revenue and the related receivables, including the following:

•	Implementing procedures to identify and evaluate customer contracts with nonstandard terms
•	Implementing quarterly processes to ensure the proper cut-off of revenue recognition
•	Establishing a methodology and process to estimate a reserve for credit memos
•	Enhancing calculations to improve the accuracy of deferred revenue estimates

We have implemented processes to evaluate the classification of cash and investments held by foreign affiliates.  We also designed processes to monitor the establishment of new cash and investment accounts.

PART II  OTHER INFORMATION

Item 1.Legal Proceedings

The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business.  The Company does not believe that any such litigation pending as of March 31, 2015, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

Item 1A.Risk Factors

Information regarding risk factors is set forth in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through March 31, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its equity securities from the end of the preceding fiscal year through March 31, 2015 includes the deemed surrender of existing shares of Landauer common stock to the Company by stock-based compensation plan participants to satisfy the exercise price or tax liability of employee stock awards at the time of exercise or vesting.  These surrendered shares are not part of any publicly announced share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2014	490	$32.74	-	-
November 1 - November 30, 2014	-	-	-	-
December 1 - December 31, 2014	-	-	-	-
Quarter ended December 31, 2014	490	$32.74	-	-
January 1 - January 31, 2015	-	$-	-	-
February 1 - February 28, 2015	-	-	-	-
March 1 - March 31, 2015	-	-	-	-
Quarter ended March 31, 2015	-	$-	-	-

Item 3.Defaults Upon Senior Securities

Not Applicable

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

Not Applicable

Item 6.Exhibits

Cer
3.1

Certificate of Incorporation of the Registrant, as amended through March 6, 2015 is incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

10.1

Second Amendment to Employment Agreement dated February 6, 2015 between the Registrant and R. Craig Yoder is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 6, 2015.

31.1*	Certification of Michael T. Leatherman, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Daniel J. Fujii, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Michael T. Leatherman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Daniel J. Fujii, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL INSTANCE FILE

101.SCH**	XBRL SCHEMA FILE

101.CAL**	XBRL CALCULATION FILE

101.DEF**	XBRL DEFINITION FILE

101.LAB**	XBRL LABEL FILE

101.PRE**	XBRL PRESENTATION FILE

* Filed herewith
** Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

8
11

LANDAUER, INC.

Date: May 11, 2015	/s/ Daniel J. Fujii
Daniel J. Fujii
Chief Financial Officer