Form 10-Q
period 2015-06-30
LANDAUER INC
filed 2015-08-10
CIK 825410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

Commission File Number 1-9788

LANDAUER, INC. (Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1218089
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of August 6,  2015, 9,578,523 shares of common stock, par value $0.10 per share, of the registrant were outstanding.

PART I  FINANCIAL INFORMATION

  Item 1.Financial Statements

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in Thousands)	June 30, 2015	September 30, 2014
Assets
Cash and cash equivalents	$8,441	$6,761
Receivables, net of allowances of $1,456 at June 30, 2015 and $1,872 at September 30, 2014	29,392	34,707
Inventories	7,456	6,687
Deferred income tax asset - current	2,352	2,369
Prepaid income taxes	2,346	1,836
Prepaid expenses and other current assets	2,742	1,973
Total current assets	52,729	54,333
Property, plant and equipment, at cost	109,430	104,010
Less accumulated depreciation and amortization	(62,730)	(57,253)
Net property, plant and equipment	46,700	46,757
Equity in joint ventures	23,315	23,835
Goodwill	40,850	43,218
Intangible assets, net of accumulated amortization of $38,177 at June 30, 2015 and $37,579 at September 30, 2014	13,181	14,077
Dosimetry devices, net of accumulated depreciation of $5,190 at June 30, 2015 and $4,353 at September 30, 2014	3,741	3,958
Deferred income tax assets	18,823	18,374
Other assets	8,735	12,034
Total assets	$208,074	$216,586

Liabilities
Accounts payable	$4,625	$6,248
Dividends payable	2,719	5,329
Deferred contract revenue	15,419	14,750
Accrued compensation and related costs	7,708	7,132
Accrued severance	411	2,731
Other accrued expenses	7,088	8,538
Total current liabilities	37,970	44,728
Long-term debt	134,385	133,585
Pension and postretirement obligations	19,123	19,475
Deferred income taxes	426	509
Uncertain income tax liabilities	2,145	3,284
Other non-current liabilities	1,290	1,271
Total liabilities	195,339	202,852
Commitments and Contingencies
Stockholders' equity
Preferred stock, $0.10 par value per share, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.10 par value per share, authorized 20,000,000 shares; 9,663,531 and 9,577,874 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively	966	958
Additional paid in capital	41,556	40,317
Accumulated other comprehensive loss	(13,446)	(10,148)
Accumulated deficit	(17,518)	(18,873)
Landauer, Inc. stockholders' equity	11,558	12,254
Noncontrolling interest	1,177	1,480
Total stockholders' equity	12,735	13,734
Total Liabilities and Stockholders' Equity	$208,074	$216,586

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands, Except per Share)	2015	2014 (As Restated)	2015	2014 (As Restated)
Revenues:
Service revenues	$31,924	$31,800	$96,223	$96,415
Product revenues	3,543	4,068	14,930	16,654
Total revenues	35,467	35,868	111,153	113,069
Costs and expenses:
Service costs	15,531	16,109	47,323	46,274
Product costs	1,290	1,821	5,860	8,373
Total cost of sales	16,821	17,930	53,183	54,647
Gross profit	18,646	17,938	57,970	58,422
Selling, general and administrative	13,535	13,819	41,088	41,795
Goodwill and other intangible assets impairment charge	-	62,188	-	62,188
Acquisition, reorganization and nonrecurring costs	-	1,558	-	1,778
Operating income (loss)	5,111	(59,627)	16,882	(47,339)
Equity in income of joint ventures	428	256	1,804	2,072
Interest expense, net	(1,080)	(867)	(2,997)	(2,818)
Other (expense) income, net	158	(21)	(76)	143
Income (loss) before taxes	4,617	(60,259)	15,613	(47,942)
Income tax expense (benefit)	481	(24,225)	3,271	(20,413)
Net income (loss)	4,136	(36,034)	12,342	(27,529)
Less: Net income attributed to noncontrolling interest	81	301	363	471
Net income (loss) attributed to Landauer, Inc.	$4,055	$(36,335)	$11,979	$(28,000)

Net income (loss) per share attributable to Landauer, Inc. shareholders:
Basic	$0.42	$(3.83)	$1.26	$(2.96)
Weighted average basic shares outstanding	9,509	9,482	9,476	9,466

Diluted	$0.42	$(3.83)	$1.25	$(2.96)
Weighted average diluted shares outstanding	9,534	9,482	9,503	9,466

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30, 2015			Nine Months Ended June 30, 2015
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$4,055	$81	$4,136	$11,979	$363	$12,342
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of taxes of $27 and $80, respectively	46	-	46	137	-	137
Unrealized gains (losses) on available-for-sale securities, net of taxes of $9	41	-	41	43	-	43
Foreign currency translation adjustment, net of taxes of ($184), and $1,873, respectively	220	7	227	(3,478)	(191)	(3,669)
Comprehensive income	$4,362	$88	$4,450	$8,681	$172	$8,853

	Three Months Ended June 30, 2014			Nine Months Ended June 30, 2014
	(As Restated)			(As Restated)
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total	Landauer, Inc.	Noncontrolling Interest	Total
Net (loss) income	$(36,335)	$301	$(36,034)	$(28,000)	$471	$(27,529)
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of taxes of $0	46	-	46	137	-	137
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0	48	-	48	(6)	-	(6)
Foreign currency translation adjustment, net of taxes of $0	(314)	20	(294)	(161)	(29)	(190)
Comprehensive (loss) income	$(36,555)	$321	$(36,234)	$(28,030)	$442	$(27,588)

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Landauer, Inc. Stockholders' Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Addi- tional Paid in Capital	Accumulated Other Compre-hensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Non- Controlling Interest	Total Stock- holders' Equity
September 30, 2014	9,577,874	$958	$40,317	$(10,148)	$(18,873)	$1,480	$13,734
Stock-based compensation arrangements	85,657	8	1,239	-	-	-	1,247
Dividends	-	-	-	-	(10,624)	(475)	(11,099)
Net income	-	-	-	-	11,979	363	12,342
Foreign currency translation adjustment, net of tax	-	-	-	(3,478)	-	(191)	(3,669)
Unrealized gains (losses) on available-for-sale securities, net of tax	-	-	-	43	-	-	43
Defined benefit pension and postretirement plans activity, net of tax	-	-	-	137	-	-	137
June 30, 2015	9,663,531	$966	$41,556	$(13,446)	$(17,518)	$1,177	$12,735

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
(Dollars in Thousands)	2015	2014 (As Restated)
Cash flows from operating activities:
Net income (loss)	$12,342	$(27,529)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,274	11,419
Goodwill and other intangible assets impairment charge	-	62,188
Equity in income of joint ventures	(1,804)	(2,072)
Dividends from joint ventures	1,144	1,340
Stock-based compensation and related net tax benefits	1,422	1,066
Current and long-term deferred taxes, net	769	(21,829)
Loss (gain) on sale, disposal and abandonment of fixed assets	142	(35)
Gain on investments	(159)	(505)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	4,393	3,901
Increase in prepaid taxes	(606)	(2,224)
Increase in other operating assets, net	(594)	(73)
(Decrease) increase in accounts payable and other accrued liabilities	(3,366)	296
(Decrease) increase in other operating liabilities, net	(1,246)	608
Net cash provided by operating activities	21,711	26,551

Cash flows from investing activities:
Acquisition of property, plant and equipment	(6,224)	(3,056)
Acquisition of joint ventures and businesses, net of cash acquired	-	(1,800)
Other investing activities, net	(467)	(855)
Net cash used by investing activities	(6,691)	(5,711)

Cash flows from financing activities:
Net borrowings on revolving credit facility	-	(51)
Long-term borrowings - loan	26,300	27,500
Long-term borrowings - repayment	(25,500)	(32,000)
Dividends paid to stockholders	(13,237)	(15,771)
Other financing activities, net	(462)	(500)
Net cash used by financing activities	(12,899)	(20,822)

Effects of foreign currency translation	(441)	(52)
Net increase (decrease) in cash and cash equivalents	1,680	(34)
Opening balance - cash and cash equivalents	6,761	8,672
Ending balance - cash and cash equivalents	$8,441	$8,638

Accrued capital spending included in accounts payable and other accrued liabilities	$993	$308

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

(Dollars in thousands)

(1)Basis of Presentation and Consolidation

As used herein, the terms “Company,” “Landauer,” “we,” “us,” and “our” refer collectively to Landauer, Inc. and its subsidiaries through which its various businesses are conducted.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities in which the Company has a controlling financial interest.  All intercompany balances and transactions have been eliminated in consolidation.  Entities in which the Company does not have a controlling financial interest, but is considered to have significant influence, are accounted for on the equity method.

The preparation of the interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period.  Operating results for the quarter and nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (the “Form 10-K”) and other financial information filed with the Securities and Exchange Commission (the “SEC”).  The September 30, 2014 balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The accounting policies followed by the Company are set forth in the Form 10-K, and there have been no changes to the accounting policies for the nine month period ended June 30, 2015.

Restatement and Revision of Prior Period Financial Statements

In connection with the preparation of the consolidated financial statements for the fiscal year ended September 30, 2014, the Company identified errors in its previously issued financial statements for the interim periods ended June 30, 2014.  In accordance with accounting guidance presented in ASC 250-10 and SEC Staff Accounting Bulletin: No. 99 – Materiality (“SAB 99”), management assessed the materiality of these errors and concluded that they were material to the Company’s financial statements for the three and nine months ended June 30, 2014.  The Company restated its financial statements for the three and nine month periods ended June 30, 2014 to correct for these errors.  Following is a description of the corrections:

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

The following table summarizes the impact of the restatement on net income (loss) and diluted net income (loss) per share attributed to Landauer, Inc. for the three and nine months ended June 30, 2014:

	Three Months Ended June 30, 2014 (Unaudited)		Nine Months Ended June 30, 2014 (Unaudited)
(Dollars in Thousands, Except per Share)	Net Income (Loss)	Diluted Net Income (Loss) Per Share	Net Income (Loss)	Diluted Net Income (Loss) Per Share
As previously reported	$(36,626)	$(3.86)	$(28,578)	$(3.02)
Revenue and accounts receivable	1,138		890
Dosimetry devices	13		38
Long-term investments	(48)		6
Sales taxes	(15)		(47)
Intangible assets	-		150
Equity in joint ventures	-		708
Total adjustments	1,088	0.11	1,745	0.18
Income tax expense (benefit)	805	0.08	1,167	0.12
Less amounts attributed to noncontrolling interest	(8)	-	-	-
Net impact of adjustments	291	0.03	578	0.06
As restated	$(36,335)	$(3.83)	$(28,000)	$(2.96)

The effect of the restatement on the previously issued Consolidated Statement of Operations for the three and nine months ended June 30, 2014 is as follows:

	Three Months Ended June 30, 2014 (Unaudited)		Nine Months Ended June 30, 2014 (Unaudited)
(Dollars in Thousands, Except per Share)	Previously Reported	As Restated	Previously Reported	As Restated
Service revenues	$31,013	$31,800	$95,890	$96,415
Product revenues	3,753	4,068	16,135	16,654
Net revenues	34,766	35,868	112,025	113,069
Costs and expenses:
Service costs	16,149	16,109	46,393	46,274
Product costs	1,830	1,821	8,138	8,373
Total cost of sales	17,979	17,930	54,531	54,647
Gross profit	16,787	17,938	57,494	58,422
Selling, general, and administrative	13,805	13,819	41,902	41,795
Goodwill and other intangible assets impairment charge	62,188	62,188	62,188	62,188
Acquisition, reorganization and nonrecurring costs	1,558	1,558	1,778	1,778
Operating loss	(60,764)	(59,627)	(48,374)	(47,339)
Equity in income of joint ventures	256	256	1,364	2,072
Interest expense, net	(817)	(867)	(2,684)	(2,818)
Other income (expense), net	(22)	(21)	7	143
Loss before taxes	(61,347)	(60,259)	(49,687)	(47,942)
Income tax benefit	(25,030)	(24,225)	(21,580)	(20,413)
Net loss	(36,317)	(36,034)	(28,107)	(27,529)
Less: Net income attributed to noncontrolling interest	309	301	471	471
Net loss attributed to Landauer, Inc.	$(36,626)	$(36,335)	$(28,578)	$(28,000)
Net loss per share attributed to Landauer, Inc. shareholders:
Basic	$(3.86)	$(3.83)	$(3.02)	$(2.96)
Weighted average basic shares outstanding	9,482	9,482	9,466	9,466
Diluted	$(3.86)	$(3.83)	$(3.02)	$(2.96)
Weighted average diluted shares outstanding	9,482	9,482	9,466	9,466

The effect of the restatement on the previously issued Consolidated Statement of Cash Flows for the nine months ended June 30, 2014 is as follows:

	Nine Months Ended June 30, 2014 (Unaudited)
(Dollars in Thousands)	Previously Reported	As Restated
Cash flows from operating activities:
Net loss	$(28,107)	$(27,529)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,607	11,419
Goodwill and other intangible assets impairment charge	62,188	62,188
Gain on sale, disposal and abandonment of assets	(35)	(35)
Gain on investments	(369)	(505)
Equity in income of joint ventures	(1,364)	(2,072)
Dividends from joint ventures	1,340	1,340
Stock-based compensation and related net tax benefits	1,066	1,066
Current and long-term deferred taxes, net	(21,973)	(21,829)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	3,815	3,901
Increase in prepaid taxes	(3,247)	(2,224)
Increase in other operating assets, net	(227)	(73)
Increase in accounts payable and other accrued liabilities	1,379	296
Increase in other operating liabilities, net	608	608
Net cash provided by operating activities	26,681	26,551

Cash flows from investing activities:
Acquisition of property, plant & equipment	(3,056)	(3,056)
Acquisition of joint ventures and businesses, net of cash acquired	(1,800)	(1,800)
Other investing activities, net	(1,037)	(855)
Net cash used by investing activities	(5,893)	(5,711)

Cash flows from financing activities:
Net borrowings on revolving credit facility	(51)	(51)
Long-term borrowings – loan	27,500	27,500
Long-term borrowings – repayment	(32,000)	(32,000)
Dividends paid to stockholders	(15,771)	(15,771)
Other financing activities, net	(500)	(500)
Net cash used by financing activities	(20,822)	(20,822)

Effects of foreign currency translation	4	(52)
Net decrease in cash and cash equivalents	(30)	(34)
Opening balance – cash and cash equivalents	11,184	8,672
Ending balance – cash and cash equivalents	$11,154	$8,638

In connection with the preparation of the consolidated financial statements for the interim periods ended March 31, 2015, the Company identified errors in its previously issued financial statements for the interim periods ended June 30, 2014.  The Company did not properly report sales to related parties in its Related Party Transactions footnote.  As a result of these errors, the Company understated sales to Aquila by $1 and $2,361 for the three and nine months ended June 30, 2014, respectively, and understated sales to Nagase by $80 and $179 for the three and nine months ended June 30, 2014, respectively.  In accordance with accounting guidance presented in SAB 99, management assessed the materiality of these errors and concluded that they were not material to the Company’s financial statements for the three and nine months ended June 30, 2014.  The Company is revising its footnotes to the financial statements for the three and nine month periods ended June 30, 2014 to correct for these errors.

(2)Recent Accounting Pronouncements

Adoption of Accounting Standards Updates

In April 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance to reduce the diversity in presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists.  This requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions listed in the guidance.  This guidance was  adopted by the Company in the first quarter of fiscal 2015.  The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position and liquidity.

In November 2014, the FASB issued new guidance on accounting for pushdown accounting in the event of a business combination.  This update provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  This guidance was adopted by the Company in the first quarter of fiscal 2015.  The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position and liquidity.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued new guidance for recognizing revenue from contracts with customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  In July 2015, the FASB deferred the effective date of the new revenue standard by one year.  Public companies would now be required to adopt the new guidance for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The FASB decided to allow earlier adoption of the new revenue standard, but not earlier than the original effective date.  This guidance is effective for the Company in the first quarter of fiscal 2019.  The Company is currently evaluating the impact that adoption of this guidance will have on its results of operations, financial position and liquidity.

In June 2014, the FASB issued new guidance on accounting for share-based payments requiring a specific performance target to be achieved in order for employees to become eligible to vest in the awards when that performance target may be achieved after the requisite service period for the award.  This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered.  This guidance is effective for the Company in the first quarter of fiscal 2017.  Early adoption is permitted.  The Company is currently evaluating the impact that adoption of this guidance will have on its results of operations, financial position and liquidity.

In August 2014, the FASB issued new guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of doubt about the entity’s ability to continue as a going concern.    An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.    This guidance is effective for the Company in the first quarter of fiscal 2017, with early adoption permitted.    The Company does not expect the adoption of this guidance to have a material impact on its results of operations, financial position and liquidity.

In January 2015, the FASB issued new guidance on accounting for unusual and infrequently occurring items, which eliminates the concept of extraordinary items.  An unusual and infrequently occurring item will no longer be classified as an extraordinary item and segregated from ordinary operations in the income statement, but will be shown as a component of income from continuing operations or separately disclosed in notes to the financial statements.  This guidance is effective for the Company in the first quarter of fiscal 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its results of operations, financial position and liquidity.

In February 2015, the FASB issued amended guidance on the model used to evaluate whether certain legal entities should be consolidated.  This guidance is effective for the Company in the first quarter of fiscal 2017.  Early adoption is permitted.  The Company is currently evaluating the impact that adoption of this guidance will have on its results of operations, financial position and liquidity.

(3)Fair Value Measurements

The Company estimates the fair value of assets and liabilities in accordance with the framework established by the authoritative guidance for fair value measurements.   The framework is based on the inputs used in valuation, gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the fair value accounting guidance hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The level in the fair value hierarchy within which the fair value measurement is reported is based on the lowest level input that is significant to the measurement in its entirety. The three levels of the hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.
•	Level 2 – Inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.
•

Level 3 – Unobservable inputs for the asset or liability used to measure fair value that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2015
(Dollars in Thousands)	Level 1	Level 2	Level 3
Asset Category
Cash equivalents	$94	$-	$-
Mutual funds	3,672	-	-
Available-for-sale securities	-	1,899	-
Total financial assets at fair value	$3,766	$1,899	$-

	Fair Value Measurements at September 30, 2014
(Dollars in Thousands)	Level 1	Level 2	Level 3
Asset Category
Cash equivalents	$105	$-	$-
Mutual funds	3,629	-	-
Available-for-sale securities	-	2,382	-
Total financial assets at fair value	$3,734	$2,382	$-

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at June 30, 2015 and September 30, 2014, measured on a recurring basis.

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

The Company’s long-term debt is classified as Level 2.  The carrying amount of the Company’s long-term debt approximated fair value as the stated interest rates were variable in relation to prevailing market rates.

The Company recorded a liability for contingent consideration during the second quarter of fiscal 2014 related to the acquisition of ilumark GmbH and the launch of its new medical products.  The liability was recorded at fair value, which was determined using a discounted cash flow model based on assumptions and projections relevant to revenues.  A discount rate of 11% was used and payments are projected to occur in fiscal 2016 and 2017.  The fair value of the contingent consideration was $798 as of June 30, 2015 and is reported in other accrued expenses and other non-current liabilities at $137 and $661, respectively.  The contingent consideration liability is classified as Level 3.

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the nine months ended June 30, 2015 or fiscal year ended September 30, 2014.  There were no transfers between fair value hierarchy levels during these periods.

(4)Income (Loss) per Common Share

Basic net income (loss) per share was computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share was computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock that would have been outstanding assuming dilution from stock-based compensation awards during the period.

The following table sets forth the computation of net income (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands, Except per Share)	2015	2014 (As Restated)	2015	2014 (As Restated)
Basic Net Income (Loss) per Share:
Net income (loss) attributed to Landauer, Inc.	$4,055	$(36,335)	$11,979	$(28,000)
Less: Income allocated to unvested restricted stock	20	-	67	-
Net income (loss) available to common stockholders	$4,035	$(36,335)	$11,912	$(28,000)
Basic weighted average shares outstanding	9,509	9,482	9,476	9,466
Net income (loss) per share - Basic	$0.42	$(3.83)	$1.26	$(2.96)

Diluted Net Income (Loss) per Share:
Net income (loss) attributed to Landauer, Inc.	$4,055	$(36,335)	$11,979	$(28,000)
Less: Income allocated to unvested restricted stock	20	-	67	-
Net income (loss) available to common stockholders	$4,035	$(36,335)	$11,912	$(28,000)
Basic weighted average shares outstanding	9,509	9,482	9,476	9,466
Effect of dilutive securities	25	-	27	-
Diluted weighted averages shares outstanding	9,534	9,482	9,503	9,466
Net income (loss) per share - Diluted	$0.42	$(3.83)	$1.25	$(2.96)

Dividends paid per share	$0.275	$0.55	$1.10	$1.65

In periods where losses are recorded, inclusion of potentially dilutive securities in the calculation would decrease the loss per common share and, therefore, these securities are not added to the weighted average number of shares outstanding.  The computations of diluted net loss per common share for the three and nine months ended June 30, 2014 did not include the following outstanding shares of restricted stock as well as the effects of options to acquire common stock as the inclusion of these securities would have been antidilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Effect of antidilutive securities	-	37	-	39

(5)Employee Benefit Plans

The components of net periodic benefit cost for pension and other benefits were as follows:

Pension Benefits	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2015	2014	2015	2014
Interest cost	$364	$375	$1,092	$1,125
Expected return on plan assets	(396)	(377)	(1,188)	(1,131)
Amortization of net loss	85	48	253	145
Net periodic benefit cost	$53	$46	$157	$139

Other Benefits	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2015	2014	2015	2014
Service cost	$13	$15	$38	$46
Interest cost	8	13	24	38
Amortization of net gain	(12)	(2)	(36)	(8)
Net periodic benefit cost	$9	$26	$26	$76

The Company, under the IRS minimum funding standards, has no required contributions to make to its defined benefit pension plan during fiscal 2015.

The Company maintains 401(k) Retirement Savings Plans for certain employees, which may provide for employer matching contributions, and a supplemental defined contribution plan for certain executives, which provides for employer contributions at the discretion of the Company.  Amounts expensed for Company contributions under these plans during the three months ended June 30, 2015 and 2014 were $500 and $495, respectively.  Amounts expensed during the nine months ended June 30, 2015 and 2014 were $1,349 and $1,354, respectively.

(6)Goodwill and Intangible Assets

Changes in the carrying amount of goodwill by reportable segment for the nine months ended June 30, 2015 were as follows:

(Dollars in Thousands)	Radiation Measurement	Medical Physics	Medical Products	Total
Balance as of September 30, 2014
Goodwill	$18,961	$22,611	$65,714	$107,286
Accumulated impairment losses	-	-	(64,068)	(64,068)
Balance as of September 30, 2014	$18,961	$22,611	$1,646	$43,218
Effects of foreign currency	(2,162)	-	(206)	(2,368)
Balance as of June 30, 2015
Goodwill	$16,799	$22,611	$65,508	$104,918
Accumulated impairment losses	-	-	(64,068)	(64,068)
Balance as of June 30, 2015	$16,799	$22,611	$1,440	$40,850

Intangible assets consisted of the following:

	June 30, 2015
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Intangibles Impairment Charge
Customer lists	$43,090	$33,307	$9,783	$18,657
Trademarks and tradenames	2,183	2,051	132	1,498
Licenses and patents	5,508	2,262	3,246	665
Other intangibles	577	557	20	-
Intangible assets	$51,358	$38,177	$13,181	$20,820

	September 30, 2014
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Intangibles Impairment Charge
Customer lists	$44,138	$32,934	$11,204	$18,657
Trademarks and tradenames	2,176	2,051	125	1,498
Licenses and patents	4,765	2,037	2,728	665
Other intangibles	577	557	20	-
Intangible assets	$51,656	$37,579	$14,077	$20,820

Identifiable intangible assets with finite lives are amortized over their estimated useful lives.  Intangible asset amortization expense was $560 and $1,681 for the three and nine months ended June 30, 2015 and $897 and $3,119 for the three and nine months ended June 30, 2014.

(7)Accumulated Other Comprehensive Loss

Accumulated elements of other comprehensive loss, net of tax, are included in the stockholders’ equity section of the condensed consolidated balance sheets.  Changes in each component for the nine months ended June 30 are as follows:

(Dollars in Thousands)	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Securities	Pension and Postretirement Plans	Comprehensive (Loss) Income
Balance at September 30, 2014	$(2,493)	$166	$(7,821)	$(10,148)
Other comprehensive (loss) income before reclassifications	(3,478)	151	-	(3,327)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(108)	137	29
Net current period other comprehensive (loss) income	(3,478)	43	137	(3,298)
Balance at June 30, 2015	$(5,971)	$209	$(7,684)	$(13,446)

(Dollars in Thousands)	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Securities	Pension and Postretirement Plans	Comprehensive (Loss) Income
Balance at September 30, 2013 (As Restated)	$(383)	$132	$(4,157)	$(4,408)
Other comprehensive (loss) income before reclassifications	(161)	130	-	(31)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(136)	137	1
Net current period other comprehensive (loss) income	(161)	(6)	137	(30)
Balance at June 30, 2014 (As Restated)	$(544)	$126	$(4,020)	$(4,438)

The tables below present the impact on net income of significant amounts reclassified out of each component of accumulated other comprehensive loss:

Pension and Postretirement Plans (1)	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2015	2014 (As Restated)	2015	2014 (As Restated)
Amortization of net loss	$73	$46	$217	$137
Total before tax	73	46	217	137
Provision for income taxes	27	-	80	-
Total net of tax	$46	$46	$137	$137

(1)These accumulated other comprehensive loss components are included in the computation of net periodic benefit costs (refer to Note 5 of the Notes to Consolidated Financial Statements for additional details regarding employee benefit plans).

Unrealized Gains and Losses on Available-for-Sale Securities	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2015	2014 (As Restated)	2015	2014 (As Restated)
Realized gains on available-for-sale securities into earnings (1)	$-	$(1)	$(99)	$(136)
Total before tax	-	(1)	(99)	(136)
Provision for income taxes (2)	9	-	9	-
Total net of tax	$9	$(1)	$(108)	$(136)

(1)This amount is reported in Interest expense, net on the Consolidated Statements of Operations

(2)This amount is reported in Income tax expense (benefit) on the Consolidated Statements of Operations

(8)Income Taxes

The effective tax rates for the three months ended June 30, 2015 and 2014 were 10.4% and 40.2%, respectively. The decrease in the effective tax rate was primarily due to the mix of earnings between jurisdictions with differing tax rates and the realization of an unrecognized tax benefit.  The effective tax rates for the nine months ended June 30, 2015 and 2014 were 21.0% and 42.6%, respectively.  The decrease in the effective tax rate was primarily due to the enactment of the research and development credit for calendar year 2014 in the first fiscal quarter of 2015, the mix of earnings between jurisdictions with differing tax rates and the realization of an unrecognized tax benefit.  The Company believes it is reasonably possible that $592 of unrecognized tax benefits will be realized in fiscal year 2016.

(9)Segment Information

The Company is organized into three reportable business segments: Radiation Measurement, Medical Physics and Medical Products.   These segments reflect the manner in which the Company’s businesses are currently managed and represent an aggregation of services and products based on type of customer and how the businesses are marketed.  For more information regarding the nature of the Company’s services and products, see Note 17 of the Notes to Consolidated Financial Statements in the Form 10-K.

The following tables summarize financial information for each reportable segment:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2015	2014 (As Restated)	2015	2014 (As Restated)
Revenues by segment:
Radiation Measurement	$24,143	$25,320	$77,880	$82,187
Medical Physics	8,926	8,175	25,971	23,943
Medical Products	2,398	2,373	7,302	6,939
Consolidated revenues	$35,467	$35,868	$111,153	$113,069

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2015	2014 (As Restated)	2015	2014 (As Restated)
Operating income (loss) by segment:
Radiation Measurement	$7,604	$7,466	$26,402	$26,095
Medical Physics	1,143	435	2,082	1,467
Medical Products	375	(62,429)	953	(62,891)
Corporate	(4,011)	(5,099)	(12,555)	(12,010)
Consolidated operating income (loss)	$5,111	$(59,627)	$16,882	$(47,339)

(Dollars in Thousands)	June 30, 2015	September 30, 2014
Segment assets:
Radiation Measurement	$144,365	$148,151
Medical Physics	40,448	38,851
Medical Products	48,631	48,164
Eliminations	(25,370)	(18,580)
Consolidated assets	$208,074	$216,586

(10)Related Party Transactions

The Company has a minority interest in Yamasato, Fujiwara, Higa & Associates, Inc. doing business as Aquila.  The Company provides dosimetry parts to Aquila for its military contract. Certain amounts reported in the tables below for the three and nine months ended June 30, 2014 have been corrected for an error discussed in Note 1.    The sales to and purchases from Aquila were as follows for the periods ended:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2015	2014	2015	2014
Sales to Aquila	$1	$-	$3,674	$681
Purchases from Aquila	165	348	196	601

Balance sheet items were as follows for the periods ended:

(Dollars in Thousands)	June 30, 2015	September 30, 2014
Amounts in accounts receivable	$875	$3,799
Amounts in accounts payable	161	227

The Company has a 50% equity interest in Nagase-Landauer, Ltd. (“Nagase”), a radiation measurement company in Japan.  The sales to and purchases from Nagase were as follows for the periods ended:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2015	2014	2015	2014
Sales to Nagase	$169	$276	$924	$897
Purchases from Nagase	472	672	934	1,472

Balance sheet items were as follows for the periods ended:

(Dollars in Thousands)	June 30, 2015	September 30, 2014
Amounts in accounts receivable	$158	$27
Amounts in accounts payable	65	60

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s unaudited consolidated financial condition and results of operations should be read in conjunction with the annual audited consolidated financial statements and related notes thereto.  The following discussion includes forward-looking statements that involve certain risks and uncertainties.  For additional information regarding forward-looking statements and risk factors, see “Forward-Looking Statements” herein and Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The preparation of the interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Critical accounting policies are those that are most important to the portrayal of a company’s financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company bases its estimates, judgments and assumptions on historical experience and other relevant factors that are believed to be reasonable under the circumstances.  In any given reporting period, the Company’s actual results may differ from the estimates, judgments and assumptions used in preparing the consolidated financial statements.

Results of Operations

Comparison of the third fiscal quarter ended June 30, 2015 and the third fiscal quarter ended June 30, 2014

Revenues for the third fiscal quarter of 2015 were $35.5 million, a decrease of $0.4 million, or 1.1%, compared to revenues of $35.9 million for the third fiscal quarter of 2014. Revenues in the Radiation Measurement segment decreased $1.2 million, which was primarily due to an unfavorable foreign currency impact of $1.5 million, partially offset by an increase in domestic revenues of $0.3 million.   Revenues in the Medical Physics segment increased $0.7 million, due to increased imaging services.  Revenues in the Medical Products segment were flat.

Gross margin was 52.6% for the third fiscal quarter of 2015, compared with 50.0% for the third fiscal quarter of 2014.  Gross margin in the Radiation Measurement segment increased by 4.1% for the third fiscal quarter of 2015 as compared to the third fiscal quarter of 2014 due to an improved mix of higher margin service revenues versus lower margin product revenues.  Gross margins in the Medical Physics segment increased by 2.7% for the third fiscal quarter of 2015 as compared to the third fiscal quarter of 2014 due to improved utilization of personnel supporting contracts in the imaging and therapy divisions.

Selling, general and administrative expenses for the third fiscal quarter of 2015 were $13.5 million, a decrease of $0.3 million, or 2.2%, compared with $13.8 million for the third fiscal quarter of 2014.  Amortization expense in the Medical Products segment decreased $0.5 million as a result of adjustments recorded during the third fiscal quarter of 2014 to reduce the carrying value of intangible assets, and operating expenses in the Medical Physics segment decreased $0.3 million primarily due to reduced administrative staffing.  Selling and marketing expenses increased $0.5 million for the third fiscal quarter of 2015.  The Company added sales and marketing personnel to grow market share in the professional office market and to promote the Company’s solutions for The Joint Commission’s new Diagnostic Imaging requirements that became effective for hospitals and ambulatory care centers on July 1, 2015.

The Company recorded a pretax charge of $41.4 million to reduce the carrying amount of goodwill and a pretax charge of $20.8 million to reduce the carrying amount of intangible assets during the third quarter of 2014.  The charges resulted from an impairment analysis the Company performed in the IZI Medical Products reporting unit, which indicated that the carrying amounts of these assets exceeded their fair values.  The impairment charges were non-cash in nature.

Operating income for the third fiscal quarter of 2015 was $5.1 million, compared with an operating loss of $59.6 million for the third fiscal quarter of 2014.  The increase in operating income was driven by the $62.2 million goodwill and other intangible assets impairment charge and $1.6 million in reorganization expenses recorded during the third fiscal quarter of 2014 that were not present in the third fiscal quarter of 2015.

Equity in income of joint ventures for the third fiscal quarter of 2015 was $0.4 million compared with $0.3 million for the third fiscal quarter of 2014.  The increase was primarily due to the timing of military product sales by our joint venture.

The effective tax rates for the three months ended June 30, 2015 and 2014 were 10.4% and 40.2%, respectively.  The decrease in the effective tax rate was primarily due to the mix of earnings between jurisdictions with differing tax rates and the realization of an unrecognized tax benefit.

Net income attributed to Landauer for the third fiscal quarter of 2015 was $4.1 million, compared with a  net loss of $36.3 million in the third fiscal quarter of 2014.  The increase in net income was driven by the impairment charges and reorganization costs, partially offset by a corresponding large tax benefit recorded in the third fiscal quarter of 2014 that were not present in the third fiscal quarter of 2015.

Radiation Measurement Segment

Radiation Measurement revenues for the third fiscal quarter of 2015 were $24.1 million, a decrease of $1.2 million, or 4.7%, compared with $25.3 million for the third fiscal quarter of 2014.  The decrease in revenues was primarily due to the unfavorable impact of changes in foreign currency exchange rates of $1.5 million, partially offset by an increase in domestic revenues of $0.3 million.

Operating income for the third fiscal quarter of 2015 was $7.6 million,  essentially flat compared with operating income of $7.5 million for the third fiscal quarter of 2014.

Medical Physics Segment

Medical Physics revenues for the third fiscal quarter of 2015 were $8.9 million, an increase of $0.7 million, or 8.5%, compared with $8.2 million for the third fiscal quarter of 2014.  Imaging services revenue increased by $0.6 million, or 33%, driven by higher demand for the Company’s solutions for The Joint Commission’s new Diagnostic Imaging requirements that became effective for hospitals and ambulatory care centers on July 1, 2015.

Operating income for the third fiscal quarter of 2015 was $1.1 million, compared to $0.4 million for the third fiscal quarter of 2014.  The increase in operating income is primarily due to increased gross profit of $0.4 million resulting from higher imaging services revenues as well as a reduction in administrative staffing expenses.

Medical Products Segment

Medical Products revenues were $2.4 million for the third fiscal quarters of 2015 and 2014.  Revenue increases driven by volume growth were offset by the impact of continued pressure on Spherz product pricing.

Medical Products had operating income of $0.4 million for the third fiscal quarter of 2015 versus an operating loss of $62.4 million for the third fiscal quarter of 2014.  The Company recorded a pretax charge of $41.4 million to reduce the carrying amount of goodwill and a pretax charge of $20.8 million to reduce the carrying amount of intangible assets during the third quarter of 2014.

Corporate Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses for the third fiscal quarter of 2015 were $4.0 million, a decrease of $1.1 million, or 21.6%, compared to $5.1 million for the third fiscal quarter of 2014.  The decrease was due to lower reorganization expenses of $1.5 million, partially offset by a $0.5 million increase in professional fees incurred to remediate internal controls deficiencies identified during fiscal 2014.

Comparison of the nine months ended June 30, 2015 and the nine months ended June 30, 2014

Revenues for the first nine months of fiscal 2015 were $111.2 million, a decrease of $1.9 million, or 1.7%, compared to revenues of $113.1 million for the first nine months of fiscal 2014. Revenues in the Radiation Measurement segment decreased $4.3 million, which was primarily due to an unfavorable foreign currency impact of $3.7 million and a decrease in product sales in Europe of $1.0 million. Revenues in the Medical Physics segment increased $2.1 million, primarily driven by increased imaging services of $1.6 million.  Revenues in the Medical Products segment increased $0.4 million primarily due to the full-period impact of a modest acquisition in December 2013.

Gross margin was 52.2% for the first nine months of fiscal 2015, compared with 51.7% for the first nine months of fiscal 2014.  Gross margin in the Radiation Measurement segment increased by 2.4% for the first nine months of fiscal 2015 as compared to the first nine months of fiscal 2014, due to an improved mix of higher margin service revenues versus lower margin product revenues.    Gross margin in the Medical Physics segment decreased by 1.0% for the first nine months of fiscal 2015 as compared to the first nine months of fiscal 2014, due to the timing of personnel added to support additional contracts in the imaging and therapy divisions.  Gross margin in the Medical Products segment decreased by 2.3% for the first nine months of fiscal 2015 as compared to the first nine months of fiscal 2014, due to continued Spherz pricing pressure.

Selling, general and administrative expenses for the first nine months of fiscal 2015 were $41.1 million, a decrease of $0.7 million, or 1.7%, compared with $41.8 million for the first nine months of fiscal 2014 due to lower amortization expense and lower research and development expenses, partially offset by higher professional fees.  Amortization expense decreased $1.6 million as a result of impairments recorded during the third fiscal quarter of 2014 to reduce the carrying value of intangible assets in the Medical Products segment.  Research and development expenses decreased $1.2 million due to early-stage design services incurred in the first nine months of fiscal 2014 for the Verifii next generation dosimetry platform that were not present in the first nine months of fiscal 2015.  Audit, legal and other professional fees increased $2.0 million as a result of the fiscal 2014 Form 10-K restatement and the fees incurred to remediate the internal controls deficiencies.

Operating income for the first nine months of fiscal 2015 was $16.9 million, compared with  an operating loss of $47.3 million for the first nine months of fiscal 2014.  The increase in operating income was due to the $62.2 million goodwill and other intangible assets impairment charge and $1.8 million in acquisition and reorganization expenses recorded in the first nine months of 2014 that were not present in the first nine months of fiscal 2015.

Equity in income of joint ventures for the first nine months of fiscal 2015 was $1.8 million compared with $2.1 million for the first nine months of fiscal 2014.  The decrease was primarily due to the foreign currency impact on equity earnings from our joint venture in Japan.

The effective tax rates for the nine months of fiscal 2015 and 2014 were 21.0% and 42.6%, respectively.  The decrease in the effective tax rate was primarily due to the enactment of the research and development credit for calendar year 2014 in the first fiscal quarter of fiscal 2015, the mix of earnings between jurisdictions with differing tax rates and the realization of an unrecognized tax benefit.

Net income attributed to Landauer for the first nine months of fiscal 2015 was $12.0 million, compared with a  net loss of $28.0 million in the first nine months of fiscal 2014.  The increase in net income was driven by the impairment charges and reorganization costs, partially offset by a corresponding large tax benefit recorded in the first nine months of fiscal 2014 that were not present in the first nine months of fiscal 2015.

Radiation Measurement Segment

Radiation Measurement revenues for the first nine months of fiscal 2015 were $77.9 million, a decrease of $4.3 million, or 5.2%, compared with $82.2 million for the first nine months of fiscal 2014.  The decrease in revenues was primarily due to the unfavorable impact of changes in foreign currency exchange rates of $3.7 million and a decrease in product sales in Europe of $1.0 million, partially offset by an increase in military product sales of $0.3 million.

Operating income for the first nine months of fiscal 2015 was $26.4 million, an increase of $0.3 million, or 1.1%, compared with operating income of $26.1 million for the first nine months of fiscal 2014.  The increase in operating income was due to lower research and development expenses of $1.3 million, partially offset by the net impact of unfavorable foreign currency exchange rates on revenues and operating expenses of $0.8 million.

Medical Physics Segment

Medical Physics revenues for the first nine months of fiscal 2015 were $26.0 million, an increase of $2.1 million, or 8.8%, compared with $23.9 million for the first nine months of fiscal 2014.  Imaging services revenue increased by $1.6 million, driven by higher demand for the Company’s solutions for The Joint Commission’s new Diagnostic Imaging requirements that became effective for hospitals and ambulatory care centers on July 1, 2015.

Operating income for the first nine months of fiscal 2015 was $2.1 million, compared to $1.5 million for the first nine months of fiscal 2014.  The increase in operating income is primarily due to increased imaging services revenue.

Medical Products Segment

Medical Products revenues were $7.3 million for the first nine months of fiscal 2015, compared to $6.9 million for the first nine months of fiscal 2014.  Revenue increased $0.4 million due to the full-period impact of a modest acquisition in December 2013.

Medical Products had operating income of $0.9 million for the first nine months of fiscal 2015 versus an operating loss of $62.9 million for the first nine months of fiscal 2014.  The increase in operating income was due to the $62.2 million goodwill and other intangible assets impairment charge recorded during the first nine months of fiscal 2014 that was not present in the first nine months of fiscal 2015.

Corporate Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses for the first nine months of fiscal 2015 were $12.6 million, an increase of $0.6 million,  or 5.0%, compared to $12.0 million for the first nine months of fiscal 2014.  The increase was primarily due to higher legal, audit and other professional fees of $2.0 million, partially offset by the acquisition and reorganization expenses recorded during the first nine months of fiscal 2014 that were not present in the first nine months of fiscal 2015.

Liquidity and Capital Resources

The Company’s principal source of liquidity is operating cash flows supplemented by borrowings under its credit facility.  The Company’s cash-generating capability is one of its fundamental strengths and provides it with substantial financial flexibility in meeting operating and investing needs.

The following table sets forth a summary of the Company’s cash flows:

	Nine Months Ended June 30,
(Dollars in Thousands)	2015	2014 (As Restated)
Net cash provided by (used by):
Operating activities	$21,711	$26,551
Investing activities	(6,691)	(5,711)
Financing activities	(12,899)	(20,822)
Effect of foreign currency translation	(441)	(52)
Net increase (decrease) in cash and cash equivalents	$1,680	$(34)

Cash provided by operating activities for the first nine months of fiscal 2015 was $21.7 million, a decrease of $4.8 million over the same fiscal period in 2014.  The decrease was primarily due to $2.3 million of severance payments and a $1.2 million increase in income tax payments.

Cash used by investing activities for the first nine months of fiscal 2015 was $6.7 million, an increase of $1.0 million over the same fiscal period of 2014.  The difference was primarily due to a $3.2 million increase in the acquisition of property, plant and equipment in the current year, primarily due to IT spending for the Verifii next-generation dosimetry platform, partially offset by the acquisition of a small German distributor for $1.8 million in the first fiscal quarter of 2014.

Cash used by financing activities for the first nine months of fiscal 2015 was $12.9 million, as compared to $20.8 million over the same fiscal period of 2014.  The decrease was primarily due to lower repayments of debt primarily due to the $4.8 million decrease in the operating cash flows.  As of June 30, 2015, the Company had $40.6 million of unused availability under its current $175.0 million credit facility, which the Company believes provides adequate liquidity to meet its current and anticipated obligations.  During the first nine months of fiscal 2015 and 2014, the Company paid cash dividends of $13.2 million and $15.8 million, respectively.  The Company reduced its dividend payment from $0.55 per share in the previous quarters to $0.275 per share during the third fiscal quarter of 2015.

The Company expects to meet short-term liquidity requirements (including capital expenditures) through net cash from operating activities and cash on hand.  As of June 30, 2015, long-term liquidity requirements consist primarily of obligations under the long-term debt obligations.  The Company does not have any required debt repayments until August 2, 2018, when the debt facility expires.  The Company was in compliance with all covenants as of June 30, 2015.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations since the end of fiscal year 2014 through June 30, 2015.

Forward-Looking Statements

Certain matters contained in this report constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties.  These include the following, without limitation: assumptions, risks and uncertainties associated with the Company’s future performance, the Company’s development and introduction of new technologies in general; the ability to protect and utilize the Company’s intellectual property; events or circumstances which result in an impairment of assets, including but not limited to, goodwill and identifiable intangible assets; continued customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (“OSL”) technology to new platforms and formats; military and other government funding for the purchase of certain of the Company’s equipment and services; the impact on sales and pricing of certain customer group purchasing arrangements; changes in spending or reimbursement for medical products or services; the costs associated with the Company’s research and business development efforts; the usefulness of older technologies and related licenses and intellectual property; the effectiveness of and costs associated with the Company’s IT platform enhancements; the anticipated results of operations of the Company and its subsidiaries or joint ventures; valuation of the Company’s long-lived assets or business units relative to future cash flows; changes in pricing of services and products; changes in postal and delivery practices; the Company’s business plans; anticipated revenue and cost growth; the ability to integrate the operations of acquired businesses and to realize the expected benefits of acquisitions; the risks associated with conducting business internationally; costs incurred for potential acquisitions or similar transactions; other anticipated financial events; the effects of changing economic and competitive conditions, including instability in capital markets which could impact availability of short and long-term financing; the timing and extent of changes in interest rates; the level of borrowings; foreign exchange rates; government regulations; accreditation requirements; changes in the trading market that affect the costs of obligations under the Company’s benefit plans; and pending accounting pronouncements.  These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from what is anticipated today.  These risks and uncertainties also may result in changes to the Company’s business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses.  Additional information may be obtained by reviewing the information set forth in Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2014  and information contained in other reports filed by the Company, from time to time, with the SEC.  The Company does not undertake, and expressly disclaims, any duty to update any forward-looking statement whether as a result of new information, future events or changes in the Company’s expectations, except as required by law.

Item 3.quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, including changes in foreign currency exchange rates and is subject to interest rate risk related to borrowings under its existing credit facility.  These risks are set forth in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through June 30, 2015.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended.

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

We previously identified and reported the following material weaknesses in the Company’s internal control over financial reporting, which still exist as of June 30, 2015:

Control Environment - We did not maintain an effective control environment as we did not maintain a sufficient complement of personnel with an appropriate level of knowledge of accounting, experience and training commensurate with our financial reporting requirements.  Additionally, we did not consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives.  These material weaknesses contributed to the following control deficiencies, each of which is considered to be a material weakness:

•

Consolidated Statement of Cash Flows:  We did not design effective controls over the preparation and review of our Consolidated Statement of Cash Flows.  Specifically, controls were not designed to evaluate whether transactions were properly classified within the Consolidated Statement of Cash Flows, including nonrecurring transactions and adjustments pertaining to purchases of property, plant and equipment.  This material weakness resulted in errors in our historical financial statements.  The Company recorded adjustments to correct these errors as follows:

o	Revising its fiscal 2013 Statement of Consolidated Cash Flows reflecting adjustments in cash flows from investing and operating activities.

We have improved our process over the preparation and review of our Consolidated Statement of Cash Flows to ensure completeness and accuracy over the transactions reported.  We created new templates and supporting schedules that facilitate the preparation of our Consolidated Statement of Cash Flows.  We also enhanced our cash flow checklist to identify the most common elements of operating, investing and financing activities, including nonrecurring transactions and adjustments.

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

We have improved our IT general controls and segregation of duties.  We have adopted a new global IT general controls framework, and we have begun to implement this new framework in our domestic and European entities.  We have removed access to financial application programs and data beyond that needed for certain personnel to perform their individual job responsibilities.

Risk Assessment - We did not design and implement effective risk assessment with regard to our processes and procedures commensurate with our financial reporting requirements.  Specifically, we did not design and implement controls in response to risks of misstatement of the financial statements.  This material weakness contributed to the following control deficiencies, each of which is considered to be a material weakness:

•

Revenue:   We did not maintain controls that were adequately designed, documented and executed to support the accurate and timely reporting of revenue and the related receivables.  Specifically, we did not design and maintain effective controls to evaluate whether revenue was recognized in accordance with agreed-upon terms and conditions, including customer order entry, pricing, customer acceptance provisions, and recorded in the proper period.  This material weakness resulted in errors in our historical financial statements.  The Company recorded adjustments to correct these errors as follows:

o	Restating its fiscal 2013 financial statements reflecting adjustments in net sales, accounts receivable, deferred revenue, cost of sales and inventory; and

o	Revising its fiscal 2012 financial statements reflecting adjustments in net sales, accounts receivable, deferred revenue, cost of sales and inventory.

We have improved our controls to ensure the accurate and timely reporting of revenue and the related receivables, including the following:

•	Implementing procedures to identify and evaluate customer contracts with nonstandard terms;
•	Implementing quarterly processes to ensure the proper cut-off of revenue recognition;
•	Implementing standard terms and conditions;
•	Designing and implementing pricing compliance templates for custom quotes and new customers;
•	Enhancing procedures to comply with pricing pursuant to group purchasing organization contracts;
•	Establishing a methodology and process to estimate a reserve for credit memos; and
•	Enhancing calculations to improve the accuracy of deferred revenue estimates.

We have commenced a formal risk assessment to assess risks and identify, design, implement, and re-evaluate our control activities.  We have completed the quantitative phase of the risk assessment and expect to complete the qualitative phase of the risk assessment by September 30, 2015.

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

We have implemented controls to evaluate the classification of cash and investments held by foreign affiliates.  We also designed processes to monitor the establishment of new cash and investment accounts.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly state in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

In response to the identified material weaknesses, our management, with oversight from our audit committee, has dedicated significant resources and efforts to improve our control environment and risk assessment and to remedy the identified material weaknesses.  We believe that the actions identified above will support the improvement of our internal control over financial reporting.  We will continue to devote significant time and attention to these remediation efforts.  As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or determine to modify the actions described above.  Until the actions set forth above, including the efforts to implement and test the necessary control activities we identify, are fully completed, the material weaknesses described above will continue to exist.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.Legal Proceedings

The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business.  The Company does not believe that any such litigation pending as of June 30, 2015, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

Item 1A.Risk Factors

Information regarding risk factors is set forth in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through June 30, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its equity securities from the end of the preceding fiscal year through June 30, 2015 includes the deemed surrender of existing shares of Landauer common stock to the Company by stock-based compensation plan participants to satisfy the exercise price or tax liability of employee stock awards at the time of exercise or vesting.  These surrendered shares are not part of any publicly announced share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2014	490	$32.74	-	-
November 1 - November 30, 2014	-	-	-	-
December 1 - December 31, 2014	-	-	-	-
Quarter ended December 31, 2014	490	$32.74	-	-
January 1 - January 31, 2015	-	$-	-	-
February 1 - February 28, 2015	-	-	-	-
March 1 - March 31, 2015	-	-	-	-
Quarter ended March 31, 2015	-	$-	-	-
April 1 - April 30, 2015	750	$35.75	-	-
May 1 - May 31, 2015	-	-	-	-
June 1 - June 30, 2015	341	35.60	-	-
Quarter ended June 30, 2015	1,091	$35.70	-	-

Item 3.Defaults Upon Senior Securities

Not Applicable

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

Not Applicable

Item 6.Exhibits

Cer
10.1		Promotion Letter with Daniel J. Fujii dated April 15, 2015 is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 21, 2015.

10.2		Promotion Letter with Kara B. Venegas dated April 15, 2015 is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated April 21, 2015.

31.1*		Certification of Michael T. Leatherman, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*		Certification of Daniel J. Fujii, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*		Certification of Michael T. Leatherman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*		Certification of Daniel J. Fujii, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**		XBRL INSTANCE FILE

101.SCH**		XBRL SCHEMA FILE

101.CAL**		XBRL CALCULATION FILE

101.DEF**		XBRL DEFINITION FILE

101.LAB**		XBRL LABEL FILE

101.PRE**		XBRL PRESENTATION FILE

Exhibits 10.1 and 10.2 listed above are management contracts and compensatory plans or arrangements.

	*	Filed herewith

	**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

8
11

LANDAUER, INC.
(Registrant)

Date: August 10, 2015	/s/ Daniel J. Fujii
Daniel J. Fujii
Chief Financial Officer