Form 10-K
period 2015-09-30
LANDAUER INC
filed 2015-12-14
CIK 825410

United States

Securities and Exchange Commission

Washington, DC 20549

form 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [     ]     No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ X ]     No [     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [ X ]     No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ X ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [     ]     No [ X ]

As of March 31, 2015 the aggregate market value, based upon the closing price on the New York Stock Exchange, of the voting and non-voting common equity held by non-affiliates was approximately $334,000,000. The number of shares of common stock ($0.10 par value) outstanding as of December 10, 2015 was 9,568,051.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement in connection with the 2016 Annual Meeting of Stockholders (the “Proxy Statement”).

Landauer, Inc.

Table of Contents

For the Fiscal Year Ended September 30, 2015

Table of Contents

Forward-Looking Statements

Certain matters contained in this report constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties. These include the following, without limitation: assumptions, risks and uncertainties associated with the Company’s future performance; the Company’s development and introduction of new technologies in general; the ability to protect and utilize the Company’s intellectual property; events or circumstances which result in an impairment of assets, including but not limited to, goodwill and identifiable intangible assets; continued customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (“OSL”) technology to new platforms and formats; military and other government funding for the purchase of certain of the Company’s equipment and services; the impact on sales and pricing of certain customer group purchasing arrangements; changes in spending or reimbursement for medical products or services; the costs associated with the Company’s research and business development efforts; the usefulness of older technologies and related licenses and intellectual property; the effectiveness of and costs associated with the Company’s IT platform enhancements and investments in cyber security enhancements; the anticipated results of operations of the Company and its subsidiaries or joint ventures; valuation of the Company’s long-lived assets or reporting units relative to future cash flows; changes in pricing of services and products; changes in postal and delivery practices; the Company’s business plans; anticipated revenue and cost growth; the ability to integrate the operations of acquired businesses and to realize the expected benefits of acquisitions; the risks associated with conducting business internationally; costs incurred for potential acquisitions or similar transactions; other anticipated financial events; the effects of changing economic and competitive conditions, including instability in capital markets which could impact availability of short and long-term financing; the timing and extent of changes in interest rates; the level of borrowings; foreign exchange rates; government regulations; accreditation requirements; changes in the trading market that affect the costs of obligations under the Company’s benefit plans; and pending accounting pronouncements. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from what is anticipated today. These risks and uncertainties also may result in changes to the Company’s business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth in Item 1A. “Risk Factors” and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” and information contained in the Company’s reports filed, from time to time, with the Securities and Exchange Commission (“SEC”).  The Company does not undertake, and expressly disclaims, any duty to update any forward-looking statement whether as a result of new information, future events or changes in the Company’s expectations, except as required by law.

PART I

Item 1.  Business.

General Description

Landauer, Inc. is a Delaware corporation organized on December 22, 1987. As used herein, the “Company,” “we,” “our,” “us” or “Landauer” refers to Landauer, Inc. and its subsidiaries. The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “LDR.”

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

Radiation Measurement’s RadWatch and RadLight system provides the military and first responder user with a portable, field-ready option for tactical radiation monitoring using OSL technology. RadWatch and RadLight is offered through a joint venture with Yamasato, Fujiwara, Higa & Associates, Inc. (“YFH”), doing business as Aquila Group, a small business supplier to the International Atomic Energy Agency and the U.S. Military. The Company provides dosimetry parts to Aquila Group for their military contract.  RadWatch and RadLight solution fulfills a recognized gap for acquiring a legal dose of record for radiation emergency response teams.

Other radiation measurement-related services augment the basic radiation measurement services that the Company offers, providing administrative and informational tools to customers for the management of their radiation safety programs.

Medical Physics

Medical physics services are provided through the Company’s Landauer Medical Physics (“LMP”) division. In November 2009, Landauer completed its first LMP acquisition by acquiring Global Physics Solutions, Inc. (“GPS”). In June 2010, Landauer, through its Medical Physics business segment, acquired the assets of Upstate Medical Physics (“UMP”), a provider of imaging physics services in upstate New York. In addition, four smaller regional practices were also acquired in fiscal 2011 and 2012 to augment the LMP operations. With primary offices in Illinois and New York, LMP has operations throughout the United States (“U.S.”).

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

Medical Products

In November 2011, Landauer completed the acquisition of IZI Medical Products, LLC (“IZI”), which is headquartered in Maryland, as a platform to expand into the radiation oncology, radiology, and image guided surgery end markets of its Medical Products segment. IZI is a provider of high quality medical consumable accessories used in radiology, radiation therapy, and image guided surgical procedures. IZI’s medical accessories range from consumables used with magnetic resonance imaging (“MRI”), computed tomography (“CT”), and mammography technologies to highly engineered passive reflective markers used during image guided surgical procedures. In alignment with treatment trends which increasingly utilize radiation for the diagnosis and treatment of disease, as well as growing demand for minimally invasive procedures, IZI products provide the ability to increase procedural accuracy while decreasing procedural time. In December 2013, the Company completed the acquisition of ilumark GmbH, a German limited liability company (“ilumark”), which provides sterile, single-use retro-reflective navigation markers for image guided surgery systems using passive tracking technology. The Company reports the operating results of IZI and ilumark in the Medical Products reporting segment.

Landauer believes that its business is largely dependent upon the Company’s technical competence, the quality, reliability and price of its services and products, and its prompt and responsive service.

A summary of selected financial data for Landauer for the last five fiscal years is set forth in Part II – Item 6. “Selected Financial Data.” Financial information about geographic areas and segments is provided in Part II –  Item 8. “Notes to Consolidated Financial Statements.”

Marketing and Sales

Landauer’s Radiation Measurement services and products are marketed in the U.S. and Canada primarily by full-time Company personnel located in 11 sales regions.  The Company’s non-U.S. and Canadian Radiation Measurement services and products are marketed through its wholly-owned subsidiaries operating in the United Kingdom, France and Sweden, its joint ventures in Japan and Turkey and its consolidated subsidiaries in Brazil, Australia, Mexico and China. Other firms and individuals market the Company’s radiation measurement products and services on a distributorship or commission basis, generally to small customers or in geographic regions in which the Company does not have a direct presence.

Worldwide, the Company’s Radiation Measurement segment serves approximately 51,000 customers representing approximately 1.8 million individuals annually. The customer base is diverse and fragmented with no single customer representing greater than 2% of revenue. Typically, a customer will contract on a subscription basis for one year of service in advance, representing monthly, bimonthly, quarterly, semi-annual or annual badges, readings and reports. Customer relationships in the radiation measurement market are generally stable and recurring. Details of the Company’s revenue recognition and deferred contract revenue policy are set forth in Part II – Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

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

Medical Products medical devices are marketed to buyers at several stages along the supply chain including distributors, manufacturers of image guided navigation equipment, and product end users such as community hospitals, radiation oncology clinics, mammography clinics, and imaging centers. Products are marketed in the U.S. and Canada primarily by full-time Company telesales representatives located in Maryland. Outside of the U.S. and Canada, the Company primarily utilizes the companies that manufacture image-guided navigation equipment to market and distribute the navigation products. The Company uses distributors to sell its radiology and radiation therapy products.

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

International Activities

Information regarding the Company’s activities by geographic region is contained in Part II –  Item 8. “Notes to Consolidated Financial Statements.”

Patents, Proprietary Technologies and Licenses

The Company holds exclusive worldwide licenses to patent rights for certain technologies that measure and image radiation exposure to crystalline materials when stimulated with light. These licenses were acquired by the Company from Oklahoma State University (“OSU”) as part of collaborative efforts to develop and commercialize a new generation of radiation dosimetry technology. The underlying patents for these licenses expire in 2023.  The OSU patents are specific to the stimulation process, imaging and data interpretation. As of September 30, 2015, the Company is using OSL technology to provide dosimetry services to the majority of its domestic and international customers. Landauer from time to time evaluates the continued need and benefits of licensing certain patent rights and may discontinue such licenses in instances where Landauer does not believe that such licenses remain necessary.

Additionally, the Company holds certain patents generated from the Company’s research and development activities that relate to various dosimeter designs, radiation measurement materials and methods, optical data storage techniques using aluminum oxide, and marking technologies used in radiology, radiation therapy and image-guided procedures. These patents expire between 2017 and 2035.

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

The Company competes on the basis of advanced technologies, competent execution of these technologies, the quality, reliability and price of its services, and its prompt and responsive performance. The Company’s InLight dosimetry system competes with other dosimetry systems based on the technical advantages of OSL methods combined with an integrated systems approach featuring comprehensive software, automation and value. Changing market demand for combining active and passive dosimetry will be redefining the competition and the opportunities going forward.

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

Research and Development

The Company’s technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. The development of OSL dosimetry, announced in 1994, was funded by the Company in its collaborative effort with Battelle Memorial Institute and OSU. The Company commercialized this technology beginning in 1998 and has converted most of its customers to the technology. Current research efforts seek to expand the use of OSL technology, particularly as it applies to radiation measurements in therapeutic and imaging radiology and nuclear medicine as well as to environmental radiation dosimetry. In addition, the Company is evaluating new badge and InLight reader configurations that have military application and is designing a badge that will support global standardization.

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

The Company spent $4.6 million, $5.8 million, and $4.1 million in research and development activities during fiscal 2015, 2014 and 2013, respectively.

Regulatory Matters

Domestic and International Regulations

The Company manufactures and markets products that are medical devices subject to regulation by numerous government agencies, including the U.S. Food and Drug Administration (“FDA”), and similar regulatory bodies outside the U.S. FDA regulations, and similar regulations outside the U.S., govern the following activities that the Company performs and will continue to perform: product design and development; document and purchasing controls; production and process controls; acceptance controls; product testing; product manufacturing; product safety; product labeling; product storage; recordkeeping; complaint handling; pre-market clearance; advertising and promotion; and product sales and distribution.

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

The FDA has broad post-market and regulatory enforcement powers. Failure to comply with FDA requirements could result in criminal and civil penalties. The Company is subject to unannounced inspections by the FDA to determine its compliance with QSR and other regulations. The Company’s subcontractors also may be subject to FDA inspection. Refer to the following risk factors set forth in Item 1A. “Risk Factors”  for additional information regarding FDA regulations that may impact the Company:

•	“The Company’s medical device business is subject to many laws and government regulations governing the manufacture and sale of medical devices, including the FDA’s 510(k) clearance process.”
•	“The Company’s medical device business is subject to unannounced inspections by the FDA to determine our compliance with FDA requirements.”

The Company’s Medical Physics business and Medical Device business are subject to regulation by the U.S. Department of Health and Human Services and similar local, state and foreign health regulatory agencies. As a result of applicable regulatory requirements the Company’s arrangements with physicians and other health care professionals or entities must be structured appropriately to comply with applicable law, including but not limited to the federal Anti-kickback Statute. The Company may also be subject to certain transparency reporting requirements related to any payments or other transfers of value to physicians or teaching hospitals under the federal Physician Payment Sunshine Act and similar state laws. In addition, the Company may need to comply with applicable requirements of federal and state privacy and data security laws with respect to health care and other personally identifiable information that they may access, use, disclose, create, receive, transmit or maintain when conducting business. Finally, changes in health care delivery and reimbursement structures, particularly those brought about by federal and state health reform in the U.S., may impact the Company. Various penalties and sanctions exist for violations of these laws, including fines, imprisonment and exclusion from doing business with federal agencies in the United States. Refer to the following risk factors set forth in Item 1A. “Risk Factors” for additional information regarding healthcare fraud and abuse, reimbursement, privacy and data security laws and policies that may impact the Company:

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

Recently released U.S. accreditation standards.  The Joint Commission (“TJC”) recently released new and revised Diagnostic Imaging Services Requirements (“Imaging Standards”) for accredited hospitals, critical access hospitals and certain ambulatory health care organizations that took effect July 1, 2015. The Imaging Standards incorporate recommendations from imaging experts, professional associations and accredited organizations about areas that must be evaluated to ensure the safe delivery of diagnostic imaging services, including the following:

•

Requirements for annual performance evaluations of advanced imaging modalities (CT, Nuclear Medicine, magnetic resonance and positron emission tomography) by a medical physicist or MRI scientist (for MRI only);

•	Inspecting, testing and maintaining medical equipment; and
•	Ongoing annual education and training for CT and magnetic resonance technologists on radiation dose and patient safety concerns and screening criteria.

The revised TJC requirements also specify that the radiation dose of every CT exam must be recorded, and that high radiation dose incidents must be evaluated against industry benchmarks. Although not directly applicable to the Company, these new standards may increase the need for the services of the Company’s Medical Physics business by existing customers, or result in the acquisition of new customers. The Company’s inability to comply with these Imaging Standards when providing such services to customers, however, may adversely impact the Company. See the following risk factor in Item 1A. “Risk Factors:” “The applicable healthcare fraud and abuse, privacy, and data security laws and regulations, along with the increased enforcement environment, may lead to an enforcement action targeting the Company, which could adversely affect our business.”

International Regulations. Outside the U.S., similar requirements and procedures related to the marketing of medical devices exist and must be complied with. For example, in the European Union (“EU”), medical devices must meet minimum standards of performance, safety and quality, and follow one of several conformity assessment routes, depending on their classification. Some of these conformity assessment routes involve an assessment and certification by a notified body. Manufacturers indicate compliance with applicable EU medical device regulations by preparing a Declaration of Conformity and by applying a CE Mark to their medical devices before placing them on the market in the EU. An appropriate quality system is required and manufacturers must report certain product and safety-related information to government agencies of individual EU Member States. Various penalties and sanctions exist in different EU Member States for non-compliance with EU medical device regulations and related requirements, for example with respect to data protection and privacy.

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

Employees and Labor Relations

As of September 30, 2015, the Company employed approximately 600 full-time employees worldwide, of which 151 employees and 33 employees were in the Company’s Medical Physics and Medical Products segments, respectively. None of the Company’s employees are represented by labor organizations. The Company believes that it generally maintains good relations with employees at all locations.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) may be accessed free of charge through the Company’s website,  www.landauer.com/investor, as soon as reasonably practicable after they are filed electronically with, or furnished to, the SEC.  We are providing the address to our internet site solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this report. A copy of any of these reports is available free of charge upon the written request from any shareholder. Requests should be submitted to the following address: Landauer, Inc., Attention: Corporate Secretary, 2 Science Road, Glenwood, Illinois 60425.

Pursuant to Section 303A.12(a), Landauer, Inc. has complied with the New York Stock Exchange requirement to provide an annual CEO certification no later than 30 days following the Company’s annual meeting.

Item 1A.  Risk Factors.

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

We previously identified and reported material weaknesses in our internal control over financial reporting,  which still exist, and have concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2015. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In response to the identified material weaknesses, our management, with oversight from our Audit Committee, has dedicated significant resources and efforts to improve our control environment and risk assessment and to remedy the identified material weaknesses. We believe that we have designed and implemented the appropriate controls to fully remediate the material weaknesses. The corrective actions that we implemented in fiscal 2015 are discussed in more detail in Item 9A. of this Annual Report on Form 10-K. However, we will continue to report these material weaknesses until we have demonstrated the effectiveness of the new processes for a sufficient period of time and have independently validated their operating effectiveness.

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

Crystal material is a key component in Landauer’s OSL technology. The Company operates a single crystal manufacturing facility in Stillwater, Oklahoma that currently supplies all OSL crystal radiation measurement material used by the Company. Although multiple sources for raw crystal material exist and inventory levels provide a significant reduction of risk, there can be no assurance that the Company could secure another source to produce finished crystal materials to Landauer’s specification in the event of a disruption at the Stillwater facility. The InLight dosimetry system and its components are manufactured by Panasonic Communications Company (“Panasonic”) under an exclusive agreement. IZI sources a key component of its medical accessories from a sole supplier. If the Company were to lose availability of its Stillwater facility or materials from Panasonic or IZI’s sole supplier due to a fire, natural disaster or other disruptions, such loss could have a material adverse effect on the Company and its operations.

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

A principal growth strategy of the Company is to explore opportunities to selectively enhance its business through development activities, such as strategic acquisitions, investments and alliances. In furtherance of this objective, in November 2011, the Company acquired IZI. In August 2012, the Company acquired a 49% minority interest in YFH.  In December 2013, the Company acquired ilumark. The Company may not be able to identify appropriate acquisition candidates or successfully negotiate, finance or integrate acquisitions. Covenants in the Company’s revolving credit facility may also limit the amount and types of indebtedness that it may incur to finance acquisitions. If the Company is unable to make further acquisitions, it may be unable to realize its growth strategy. Additionally, if the Company is unable to successfully manage acquisition risks, future earnings may be adversely affected. Acquisitions and other business development activities involve various significant challenges and risks, including the following:

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

A substantial portion of the Company’s operations are conducted through joint ventures with third parties. In Australia, Brazil, China, and Mexico, the Company has a controlling interest in the related joint ventures. The Company has a 50% equity interest in Nagase-Landauer, Ltd. (“Nagase”), a radiation measurement company located in Japan, a 50% equity interest in Epsilon-Landauer Dozimetri, a radiation measurement company located in Turkey, as well as a 49% equity interest in YFH, located in New Mexico. In all of these joint ventures and others, the Company relies significantly on the services and skills of its joint venture partners to manage and conduct the local operations and ensure compliance with local laws and regulations. If the joint venture partners were unable to perform these functions adequately, the Company’s operations in such regions could be adversely affected.

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

The facility also contains certain financial covenants, which were amended in June 2014. The maximum leverage ratio covenant is 3.50 to 1.00 for the remaining loan. The minimum fixed charge coverage ratio covenant is 1.10 to 1.00 for the remaining loan. The facility’s interest rate is equal to the London Interbank Offered Rate (“LIBOR”) plus a margin of between 1.25% and 2.50% and for the base rate a margin of between 0.25% and 1.50%.

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

FDA inspections can result in inspectional observations on the FDA’s Form 483, warning letters or other forms of more significant enforcement action. More specifically, if the FDA concludes that the Company is not in compliance with applicable laws or regulations, or that any of IZI’s medical devices are ineffective or pose an unreasonable health risk, the FDA could:

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

In both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that might affect the Company’s business. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. This legislation includes reforms and reductions that could affect Medicare reimbursements and health insurance coverage for certain services and treatments. Effective January 1, 2013, the Health Reform Law also imposed a 2.3% excise tax on the sale of certain medical devices by manufacturers or importers in the U.S., and the new American Health Benefit Insurance Exchanges and their qualified health plans began  offering coverage on January 1, 2014. Some states also have pending health reform legislative initiatives. Further, the Joint Select Committee on Deficit Reduction, which was created by the Budget Control Act of 2011, concluded its work in November 2011, and issued a statement that it was not able to make a bipartisan agreement, thus triggering the sequestration process. The sequestration process combined with past and potential future government shutdowns have resulted and may result in spending reductions and have and could result in reduced Medicare, Medicaid and other Federal health care reimbursements for the Company’s services and products. Changes in reimbursements and coverages, including risk-sharing arrangements and quality-based reimbursement initiatives, could adversely affect hospitals and other medical services and products providers, which could result in reduced demand for certain services and products offered by the Company, including services offered by its Medical Physics business and products manufactured by its Medical Products business. Similarly, as the Health Care Reform Law continues to be implemented various states and large insurance companies continue to make decisions about the extent to which they will participate in the programs offered under the law. Reduced participation could also adversely affect hospitals and other medical services and products providers, which could result in reduced demand for certain services and products offered by the Company, including services offered by its Medical Physics business and products manufactured by its Medical Products business. The Company cannot predict whether or when future healthcare reform initiatives at the Federal or state level or other initiatives affecting its business will be proposed, enacted or implemented or what impact those initiatives may have on its business, financial condition or results of operations. The Company’s customers and the other entities with which it has a business relationship could react to these initiatives and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for the Company’s services and products.

The applicable healthcare fraud and abuse, privacy, and data security laws and regulations, along with the increased enforcement environment, may lead to an enforcement action targeting the Company, which could adversely affect our business.

The medical device business is subject to healthcare fraud and abuse laws and regulations including, but not limited to, the Federal Anti-Kickback Statute, state anti-kickback statutes, the Federal False Claims Act, and state false claims acts, as well as similar regulations outside the U.S. Additionally, to the extent the Company maintains financial relationships with physicians and other healthcare providers, the Company may be subject to Federal and state physician payment sunshine laws and regulations, and similar regulations outside the U.S., which require the Company to track and disclose these financial relationships. These and other laws regulate interactions amongst health care entities and with sources of referrals of business, among other things. The Federal Anti-Kickback Statute is a criminal statute that imposes substantial penalties on persons or entities that offer, solicit, pay or receive payments in return for referrals, recommendations, purchases or orders of items or services that are reimbursable by Federal healthcare programs. The False Claims Act imposes liability on any person or entity that submits or causes to be submitted a claim to the Federal government that he or she knows (or should know) is false. The Health Reform Law further provides that a claim submitted for items or services, the provision of which resulted from a violation of the Anti-Kickback Statute, is “false” under the False Claims Act and certain other false claims statutes. In addition, many of the Company’s customers must now comply with the TJC’s new Imaging Standards to maintain accreditation, which among other things, is typically needed to bill and receive payment from government and private payors. To the extent that the Company’s Medical Physics or other businesses provide services subject to these Imaging Standards, it may be adversely affected by potential government enforcement actions, or similar adverse actions by its customers, should its services, or those of its customers, fail to meet the Imaging Standards or reimbursement requirements related to such standards.

The Company may also be subject to liability under these laws based on the activities of its Medical Device business for its conduct prior to acquisition and may also be subject to liability for any future conduct that is deemed by the government or the courts to violate these laws. Additionally, over the past ten years, partially as the result of the passage of the Health Insurance Portability and Accountability Act of 1996 and of the Health Reform Law, the government has pursued an increasing number of enforcement actions. This increased enforcement environment may increase scrutiny of the Company, directly or indirectly, and could increase the likelihood of an enforcement action targeting the Company. The Company’s Medical Products segment has entered into complex distribution and collaboration agreements, as well as purchase agreements with a number of its customers, including parties that bill Federal healthcare programs for the Company’s products, which may be subject to government scrutiny. Finally, to the extent that any of the agreements are breached or terminated, the Company’s medical device business may experience a decrease in sales, and accordingly, revenue. In addition, to the extent that its customers, many of whom are providers, may be affected by this increased enforcement environment, the Company’s business could correspondingly be affected. It is possible that a review of the Company’s business practices or those of its customers by courts or government authorities could result in a determination with an adverse effect on its business. The Company cannot predict the effect of possible future enforcement actions on the Company.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.

The Company is subject to income and other taxes in the U.S. and several foreign jurisdictions. Significant judgment is required in evaluating our provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. For example, there could be changes in the valuation of our deferred income tax assets and liabilities; or changes in the relevant tax, accounting, and other laws, regulations, principles and interpretations. The Company is subject to audits in various jurisdictions, and such jurisdictions may assess additional tax against us. Although the Company believes our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation, or the effects of a change in tax policy in the U.S. or international jurisdictions where we do business, could have a material effect on our operating results in the period or periods for which that determination is made.

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

The Company competes on the basis of advanced technologies, competent execution of these technologies, the quality, reliability and price of its services and its prompt and responsive performance. In much of the world, radiation measurement activities are conducted by a combination of private entities and governmental agencies. The Company’s primary radiation measurement and medical physics competitor in the U.S., Global Dosimetry Solutions, a division of Mirion Technologies, is large, has substantial resources, and has been particularly active in recent years in soliciting business from the Company’s customers. IZI generally competes against a limited number of companies. Two of its primary competitors are a division of Roper Technologies, Inc., and Medtronic, each of which is a significant competitor with substantial resources.

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

The Medical Physics business involves the delivery of professional services and is highly labor-intensive. Its success depends largely on its general ability to attract, develop, motivate and retain highly skilled licensed medical physicists. Further, the Company must successfully maintain the right mix of physicists with relevant experience and skill sets as it expands into new service offerings, and as the market evolves. The loss of a significant number of its physicists, the inability to attract, hire, develop, train and retain additional skilled personnel, or not maintaining the right mix of professionals could have a serious negative effect on the Company, including its ability to manage, staff and successfully complete its existing engagements and obtain new engagements. Qualified physicists are in great demand, and the Company faces significant competition for both senior and junior physicists with the requisite credentials and experience. The Company’s principal competition for talent comes from other outsourced medical physicist firms, hospitals and free-standing radiation therapy centers. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than those of the Company. Therefore, the Company may not be successful in attracting and retaining the skilled physicists it requires to conduct and expand its operations successfully. Increasing competition for these revenue-generating physicists may also significantly increase the Company’s labor costs, which could negatively affect its margins and results of operations.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company owns three adjacent buildings totaling approximately 59,100 square feet in Glenwood, Illinois, about 30 miles south of Chicago, leases a 23,600 square foot warehouse in Chicago Heights, Illinois and leases 6,100 square feet of office space in Chicago. The properties house the Company’s administrative offices, information technology resources, and laboratory, assembly and reading operations. The properties and equipment of the Company are in good condition and, in the opinion of management, are suitable and adequate for the Company’s operations. For its Radiation Measurement operations, the Company leases a crystal growth facility in Stillwater, Oklahoma and laboratories in Australia, Brazil, China, France, Mexico, Sweden, and Turkey, as well as a sales office in England. The Company leases offices in New York, North Carolina and Missouri for its Medical Physics operations, and leases manufacturing and office space in Maryland and office space in Germany for its Medical Products operations.

Item 3.  Legal Proceedings.

The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of September 30, 2015, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “LDR.” The following table shows, for the periods indicated, the high and low sales prices per share of the Company’s common stock and dividends paid per share for each quarterly period during the last two fiscal years:

Year	Quarter	High	Low	Dividends Paid Per Share
2015
	First	$36.25	$32.02	$0.550
	Second	$38.78	$27.87	$0.550
	Third	$37.38	$29.36	$0.275
	Fourth	$42.90	$34.31	$0.275
2014
	First	$53.51	$47.14	$0.550
	Second	$53.20	$43.23	$0.550
	Third	$48.80	$41.35	$0.550
	Fourth	$44.53	$32.78	$0.550

The Board of Directors continually reviews the appropriateness of the quarterly cash dividends policy and its status is reviewed based on future earnings, capital requirements and financial condition. On  December 4, 2015, the Board of Directors declared a fiscal 2016 first quarter cash dividend of $0.275 per common share.

As of December 10, 2015, there were 231 shareholders of record.

Issuer Purchases of Equity Securities

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2014	490	$32.74	-	-
November 1 – November 30, 2014	-	-	-	-
December 1 – December 31, 2014	-	-	-	-
Quarter ended December 31, 2014	490	$32.74	-	-

January 1 – January 31, 2015	-	-	-	-
February 1 – February 29, 2015	-	-	-	-
March 1 – March 31, 2015	-	-	-	-
Quarter ended March 31, 2015	-	$-	-	-

April 1 – April 30, 2015	750	35.75	-	-
May 1 – May 31, 2015	-	-	-	-
June 1 – June 30, 2015	341	35.60	-	-
Quarter ended June 30, 2015	1,091	$35.70	-	-

July 1 – July 31, 2015	-	-	-	-
August 1 – August 31, 2015	-	-	-	-
September 1 – September 30, 2015	3,133	37.00	-	-
Quarter ended September 30, 2015	3,133	$37.00	-	-

(a)

This column includes the deemed surrender of existing shares of the Company’s common stock to the Company by stock-based compensation plan participants to satisfy the exercise price or tax liability of employee stock awards at the time of exercise or vesting. These surrendered shares are not part of any publicly announced share repurchase program.

Performance Graph

The following graph reflects a comparison of the cumulative total return (change in stock price plus reinvested dividends) assuming $100 invested in: (a) Landauer’s common stock, (b) the S&P Smallcap 600 index, (c) the S&P Smallcap 600 industry index represented by a group of health care services companies, (d) a group of twenty-one health care and equipment services companies discussed in further detail below, (e) a group of life science tool companies composed of ticker symbols QGEN, SIAL, BRKR, PKI, TMO, A, WAT, FEIC and MTD, and (f) a group of detection/test and measurement companies composed of ticker symbols OSIS, VAR and ASEI during the period from September 30, 2010 through September 30, 2015.

The Company included the group of health care and equipment services companies as an additional benchmark for investors. Management believes this new peer group will be helpful to investors, because it represents a set of companies based on Landauer’s GICS code (3510 – Health Care Equipment and Services), with annual revenues and capitalizations comparable to Landauer, and whose primary business focuses on either (1) design and manufacturing of medical devices and/or (2) diagnostic, analytic, imaging and/or testing services in the life sciences and health care markets. The resulting group of twenty-one companies is composed of Abaxis, ABIOMED, Accuray, Affymetrix, AngioDynamics, ATRION, BioTelemetry, Cardiovascular Systems, CryoLife, Endologix, Exactech, ICU Medical, LDR Holding, Luminex, Meridian Bioscience, Natus Medical, Nxstage Medical, Quidel, RTI Surgical, Spectranetics and Vascular Solutions.

The comparisons in the following table are historical and are not intended to forecast or be indicative of possible future performance of Landauer’s common stock.

	Value of Investment at September 30,
(Dollars)	2010	2011	2012	2013	2014	2015
Landauer, Inc.	$100	$82.16	$103.22	$92.28	$62.44	$72.77
S&P Smallcap 600 Index	100	100.21	133.63	175.74	185.83	192.92
S&P Smallcap 600 Health Care Services Index	100	100.16	149.65	173.04	197.49	229.70
Health Care Equipment & Services	100	105.84	127.91	149.30	167.32	201.86
Life Sciences Tools	100	100.94	121.98	170.69	205.87	207.24
Detection/Test & Measurement	100	86.52	108.56	127.15	131.43	124.43

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
September 2015
260.00
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2010
2011
2012
2013
2014
2015
Landauer, Inc.
S&P Smallcap 600 Index
S&P Smallcap 600 Health Care Services Index
Health Care Equipment & Services
Life Sciences Tools
Detection/Test & Measurement

Item 6.  Selected Financial Data.

(Dollars in Thousands, Except per Share)	2015	2014	2013	2012	2011
Operating results:

Net revenues	$151,314	$155,062	$149,690	$152,102	$120,458

Operating income (loss)(1)	23,699	(39,987)	3,389	27,707	34,731

Net income (loss) attributable to Landauer, Inc.	14,543	(25,203)	2,782	18,546	24,041

Basic net income (loss) per share	$1.52	$(2.65)	$0.28	$1.96	$2.55

Diluted net income (loss) per share	$1.52	$(2.65)	$0.27	$1.95	$2.53

Weighted average diluted shares outstanding	9,540	9,524	9,482	9,437	9,477

Cash dividends per share	$1.65	$2.20	$2.20	$2.20	$2.20

Total assets	$208,744	$216,586	$274,706	$300,271	$167,156

Short-term debt	$-	$-	$-	$-	$19,805

Long-term debt	$133,385	$133,585	$142,785	$141,347	$-

(1)Results include additional expenses related to goodwill and other intangible assets impairment charges of $62,188 and $22,700 recorded in fiscal 2014 and fiscal 2013, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with Item 6. “Selected Financial Data” and our annual audited consolidated financial statements and related notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties. Refer to Part I –  “Forward-Looking Statements” and Item 1A. “Risk Factors.”  for additional information.

Executive Overview

Landauer is a leading global provider of technical and analytical services to determine occupational and environmental radiation exposure, the leading domestic provider of outsourced medical physics services, and a provider of radiology related medical products. The Company operates in three primary reporting segments (Radiation Measurement, Medical Physics, and Medical Products) and one functional group (Corporate).

•

Radiation Measurement. The Company’s Radiation Measurement segment is a mature business and growth in the number of customers in existing markets is modest. In recent years, the Company’s strategy has been to expand into new international markets, primarily by partnering with existing dosimetry service providers with a prominent local presence. In addition, the Company has leveraged its OSL technology with product introductions (including InLight®,  RadWatch® and RadLight®) to gain access to markets where the Company previously did not have a significant presence, such as smaller in-house and commercial laboratories, nuclear power facilities, tactical military and first responder measurement and hospitals to support measurement of patient exposure to radiation. Revenue growth in recent years has occurred as a result of entry into new markets through joint ventures and acquisitions, modest unit growth, sale of InLight equipment and badges, RadWatch and RadLight, and new ancillary opportunities. The continued pressure on the cost structure of our healthcare clients and the impact of healthcare reform has resulted in increased pricing pressure with the Company’s healthcare customer base, which is expected to continue into the future.

•

Medical Physics. The Company’s Medical Physics segment provides therapeutic and imaging physics services to hospitals, free-standing imaging centers and radiation therapy centers in a large fragmented market. We expect market growth in general to be driven by the increased use of radiation in the provision of healthcare; trends toward the outsourcing of medical physics services in healthcare settings; and a contraction in the domestic supply of qualified medical physicists. Increased customer spending, in response to The Joint Commission’s new Diagnostic Imaging requirements that became effective for hospitals and ambulatory care centers on July 1, 2015, is expected to drive future growth.

•

Medical Physics. The Company’s Medical Products segment provides  medical consumable accessories used in radiology, radiation therapy, and image guided surgery procedures. The Company’s customer base includes buyers at several stages along the supply chain including distributors, manufacturers of image guided navigation equipment, and product end users such as community hospitals, radiation oncology clinics, mammography clinics, and imaging centers. Medical Products’ medical accessories range from consumables used with MRI, CT, and mammography technologies to highly engineered passive reflective markers used during image guided surgery procedures. In alignment with treatment trends which increasingly utilize radiation for the diagnosis and treatment of disease, as well as growing demand for minimally invasive procedures, these products provide the ability to increase procedural accuracy while decreasing procedural time.

Corporate expenses for shared functions, including corporate management, corporate finance and human resources, are recognized in the Corporate functional group. In addition, acquisition and reorganization costs are included in Corporate expenses and are not allocated to the reporting segments.

The following table summarizes the Company’s consolidated results of operations for the periods presented. The results include additional expenses related to goodwill and other intangible assets impairment charges recorded during 2014 and 2013 and acquisition, reorganization and nonrecurring costs recorded during 2015, 2014 and 2013.

Consolidated Results of Operations

	Fiscal Year Ended September 30,			% Change Higher/Lower
(Dollars in Thousands, Except per Share)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues:
Service revenues	$128,771	$127,698	$126,528	0.8%	0.9%
Product revenues	22,543	27,364	23,162	(17.6)%	18.1%
Total revenues	151,314	155,062	149,690	(2.4)%	3.6%
Costs and expenses:
Service costs	63,876	61,649	59,931	3.6%	2.9%
Product costs	8,709	12,506	11,163	(30.4)%	12.0%
Total cost of sales	72,585	74,155	71,094	(2.1)%	4.3%
Gross profit	78,729	80,907	78,596	(2.7)%	2.9%
Selling, general and administrative	53,989	54,904	51,115	(1.7)%	7.4%
Goodwill and other intangible assets impairment charge	-	62,188	22,700	(100.0)%	174.0%
Acquisition, reorganization and nonrecurring costs	1,041	3,802	1,392	(72.6)%	173.1%
Operating income (loss)	23,699	(39,987)	3,389	(159.3)%	(1,279.9)%
Equity in income of joint ventures	2,307	2,939	3,251	(21.5)%	(9.6)%
Interest expense, net	(4,370)	(3,424)	(4,311)	27.6%	(20.6)%
Other (expense) income, net	(314)	(26)	747	1,107.7%	(103.5)%
Income (loss) before taxes	21,322	(40,498)	3,076	(152.6)%	(1,416.6)%
Income tax expense (benefit)	6,273	(15,800)	(560)	(139.7)%	2,721.4%
Net income (loss)	15,049	(24,698)	3,636	(160.9)%	(779.3)%
Less: Net income attributed to noncontrolling interest	506	505	854	0.2%	(40.9)%
Net income (loss) attributed to Landauer, Inc.	$14,543	$(25,203)	$2,782	(157.7)%	(1,005.9)%

Net income (loss) per share attributed to Landauer, Inc. shareholders:
Basic	$1.52	$(2.65)	$0.28	(157.4)%	(1,046.4)%
Weighted average basic shares outstanding	9,511	9,524	9,434

Diluted	$1.52	$(2.65)	$0.27	(157.4)%	(1,081.5)%
Weighted average diluted shares outstanding	9,540	9,524	9,482

Results of Operations

Comparison of the Fiscal Years Ended September 30, 2015 and 2014

Revenues for fiscal 2015 were $151.3 million, a decrease of $3.8 million, or 2.4%, compared to revenues of $155.1 million for fiscal 2014. Revenues in the Radiation Measurement segment decreased $7.6 million, which was primarily due to an unfavorable foreign currency impact of $5.3 million and a decrease in product sales to the military of $2.2 million. Revenues in the Medical Physics segment increased $3.2 million, primarily driven by a $2.2 million increase in imaging services as well as a $1.5 million increase in commissioning services. Revenues in the Medical Products segment increased $0.6 million primarily due to the full year impact from a modest acquisition in December 2013.

Gross margin for fiscal 2015 was 52.0% compared to 52.2% for fiscal 2014. Gross margin in the Radiation Measurement segment increased by 1.2%, due to an improved mix of higher margin service revenues versus lower margin product revenues. Gross margin in the Medical Physics segment increased by 0.3%, primarily due to an increase in higher margin commissioning revenues. Gross margin in the Medical Products segment decreased by 1.3%, due to continued Spherz pricing pressure.

Selling, general and administrative expenses for fiscal 2015 were $54.0 million, a decrease of $0.9 million, or 1.7%, compared to $54.9 million for fiscal 2014, primarily due to lower amortization expense and lower research and development expenses, partially offset by higher professional fees and sales and marketing spending. Amortization expense decreased $1.8 million as a result of impairments recorded in fiscal 2014 to reduce the carrying value of intangible assets in the Medical Products segment. Changes in foreign currency rates resulted in a $1.6 million decrease in expenses. Research and development expenses decreased $1.2 million due to early-stage design services incurred in fiscal 2014 to support the Verifii next generation dosimetry platform that were not present in fiscal 2015. Audit, legal and other professional fees increased  $2.0 million in the current year primarily associated with the fiscal 2014 Form 10-K restatement and accounting control issues. Sales and marketing spending increased approximately $1.5 million to support growth initiatives in the Radiation Measurement segment.

Operating income for fiscal 2015 was $23.7 million, compared to an operating loss of $40.0 million for fiscal 2014. The increase in operating income was primarily due to the $62.2 million goodwill and other intangible assets impairment charge recorded in fiscal 2014 that was not present in fiscal 2015 and a $2.8 million reduction in acquisition, reorganization and nonrecurring costs.

Equity in income of joint ventures for fiscal 2015 was $2.3 million, a decrease of $0.6 million, or 21.5%, compared to $2.9 million for fiscal 2014. The decrease resulted primarily from the unfavorable foreign currency impact on equity earnings from our joint venture in Japan.

Interest expense, net for fiscal 2015 was $4.4 million, an increase of $0.9 million, or 27.6%, compared to interest expense, net of $3.4 million for fiscal 2014. The increase was due to lower investment and interest income.

The effective tax rate for fiscal 2015 was 29.4%, or a $6.3 million provision, compared to 39.0%, or a ($15.8) million benefit, for fiscal 2014. The decrease in the fiscal 2015 effective tax rate was primarily due to the retroactive enactment of the research and development credit for calendar year 2014 in the first fiscal quarter of 2015, the mix of earnings between jurisdictions with differing tax rates and the realization of an unrecognized tax benefit.

Net income attributed to Landauer, Inc. for fiscal 2015 was $14.5 million compared to a net loss of $25.2 million for fiscal 2014. The increase in net income was driven primarily by the fiscal 2014 impairment charges that were not present in fiscal 2015.

Radiation Measurement Segment

Radiation Measurement revenues for fiscal 2015 were $106.0 million, a decrease of $7.6 million, or 6.7%, compared to revenues of $113.6 million for fiscal 2014. The decrease in revenues was primarily due to the unfavorable impact of changes in foreign currency exchange rates of $5.3 million and a decrease in product sales to the military of $2.2 million.

Radiation Measurement operating income for fiscal 2015 was $35.6 million, a decrease of $2.6 million,  or 6.8%, compared with operating income of $38.2 million for fiscal 2014. The decrease in operating income was primarily due to $0.7 million in lower military sales in fiscal 2015, and a $1.7 million sale of custom equipment to Canada in fiscal 2014. In addition, the net impact of unfavorable foreign currency exchange rates on revenues and operating expenses was $1.3 million.

Medical Physics Segment

Medical Physics revenues for fiscal 2015 were $35.4 million, an increase of $3.2 million, or 9.9%, compared to revenues of $32.2 million for fiscal 2014. The increase in revenue was primarily attributable to increased imaging services of $2.2 million, driven by higher demand for the Company’s solutions for The Joint Commission’s new Diagnostic Imaging requirements that became effective for hospitals and ambulatory care centers on July 1, 2015. In addition, commissioning revenue increased by $1.5 million due to a higher volume of projects. These increases were partially offset by a decrease in therapy services of $0.5 million.

Medical Physics operating income for fiscal 2015 was $3.1 million, an increase of $1.3 million, or 72.2%, compared with operating income of $1.8 million for fiscal 2014. The increase in operating income was primarily due to higher imaging and commissioning services revenue.

Medical Products Segment

Medical Products revenues for fiscal 2015 were $9.9 million, an increase of $0.6 million, or 6.5%, compared to revenues of $9.3 million for fiscal 2014. The increase was primarily due to the full year impact of a modest acquisition in December 2013.

Medical Products operating income for fiscal 2015 was $1.5 million, compared to an operating loss of $62.6 million for fiscal 2014. The increase in operating income was due to the $62.2 million goodwill and other intangible assets impairment charge recorded in fiscal 2014 that was not present in fiscal 2015.

Corporate Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses reflect costs associated with supporting the Company, including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology management, as well as other costs required to support the Company. Corporate expenses for fiscal 2015 were $16.6 million, a decrease of $0.9 million, or 5.1%, compared to $17.5 million for fiscal 2014. The decrease was primarily due to a reduction in reorganization costs of $2.4 million in fiscal 2015 compared to the prior year, partially offset by higher legal, audit and other professional fees of $2.0 million recorded in the current year as a result of the fiscal 2014 Form 10-K restatement and the fees incurred to remediate the internal control deficiencies.

Comparison of the Fiscal Years Ended September 30, 2014 and 2013

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

Liquidity and Capital Resources

Cash and cash equivalents increased $8.5 million to $15.3 million during fiscal 2015. The Company’s primary sources of liquidity are cash flows from operating activities and funds available under its syndicated credit facility. As of September 30, 2015, the Company had $41.6 million of unused availability under its current $175.0 million credit facility and was in compliance with all covenants. The change in cash and cash equivalents is as follows:

(Dollars in Thousands)	2015	2014	2013
Net cash provided by (used in):
Operating activities	$28,253	$36,685	$25,349
Investing activities	(2,278)	(7,216)	(11,679)
Financing activities	(16,523)	(30,905)	(20,673)
Effect of foreign currency translation	(899)	(475)	-
Net increase (decrease) in cash and cash equivalents	$8,553	$(1,911)	$(7,003)

Net cash provided by operating activities for fiscal 2015 was $28.3 million, a 22.9% decrease compared to $36.7 million for fiscal 2014. The decrease was primarily due to the change in operating liabilities in fiscal 2015 compared to fiscal 2014, driven by a $4.1 million decrease in accounts payable and other accrued liabilities and a $4.5 million decrease in other operating liabilities, net.

Net cash used in investing activities for fiscal 2015 was $2.3 million, a  68.1%  decrease compared to $7.2 million for fiscal 2014.  The decrease was primarily due to the $7.0 million in proceeds received from the disposition of the Radon business in fiscal 2015. Spending on property, plant and equipment increased by $3.8 million during fiscal 2015 to $8.0 million, primarily due to increased information technology expenditures associated with the Verifii next-generation dosimetry platform, partially offset by the acquisition of a small German distributor for $1.8 million in fiscal 2014.

Net cash used in financing activities for fiscal 2015 was $16.5 million, a  46.6% decrease compared to $30.9 million for fiscal 2014. Cash flows from financing activities are comprised primarily of long-term borrowings on the credit facility, repayments of long-term borrowings and payments of cash dividends to shareholders. The decrease was primarily due to $12.5 million in lower debt repayments partially offset by $3.5 million in lower debt borrowings, and $5.1 million in reduced dividend payments.

During fiscal 2015, the Company paid cash dividends of $15.9 million, or $1.65 per share, compared to $21.0 million, or $2.20 per share, during fiscal 2014. The Company reduced its quarterly dividend payment from $0.55 per share in the previous quarters to $0.275 per share during the third fiscal quarter of 2015.  The Company has no indefinite reinvested foreign earnings and profits.

Borrowings under the credit agreement are classified as long-term debt. The balance outstanding under the Company’s credit agreement was $133.4 million and $133.6 million as of September 30, 2015 and 2014, respectively. Interest expense on the borrowings was $3.8 million, $4.0 million and $4.3 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. The weighted average interest rate for the base and LIBOR rate was 2.7%, 2.6% and 2.9% for fiscal 2015, 2014 and 2013, respectively. The applicable interest rate for the base and LIBOR rate separately was 4.75%  and 2.69% per annum at September 30, 2015 and 4.50% and 2.65% per annum at September 30, 2014.

The Company expects to meet short-term liquidity requirements (including capital expenditures) through net cash from operating activities and cash on hand. As of September 30, 2015, long-term liquidity requirements consist primarily of obligations under the long-term debt obligations. The Company does not have any required debt repayments until August 2, 2018, when the credit facility expires. Management expects that cash flows from operations and available lines of credit will be sufficient to support both the Company’s current operations and its anticipated debt obligations for the foreseeable future.

Contractual Obligations

The Company has various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as purchase commitments and other executory contracts are not recognized as liabilities in our consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. For example, the Company is contractually committed to make certain minimum lease payments for the use of property under operating lease agreements.

The following table summarizes our significant contractual obligations and commitments on an undiscounted basis at September 30, 2015,  and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings based on their contractual maturities. Additional details regarding these obligations are provided in the Notes to Consolidated Financial Statements, as referenced in the table:

	Scheduled Payments by Period
(Dollars in Thousands)	Total	2016	2017-18	2019-20	Thereafter
Long-term debt (Note 10)	$133,385	$-	$133,385	$-	$-
Estimated interest on long-term debt (1)	10,582	3,735	6,847	-	-
Capital leases	49	15	34	-	-
Operating leases	4,557	1,125	1,770	1,519	143
Purchase obligations (2)	13,714	13,486	171	57	-
Dividends (3)	2,684	2,684	-	-	-
Pension and postretirement benefits (Note 12) (4)	4,283	405	838	875	2,165
Severance	972	972	-	-	-
Other long-term liabilities	615	-	615	-	-
Total obligations	$170,841	$22,422	$143,660	$2,451	$2,308

(1)Estimated interest expense on the corresponding long-term debt using a variable interest rate of 2.8% for the current outstanding borrowing facility at September 30, 2015 with no planned repayment until the expiration date in August 2018.

(2)Includes accounts payable at September 30, 2015 and other agreements to purchase goods or services including open purchase orders; also includes the remaining contractual obligations associated with the Company’s IT platform enhancement.

(3)Cash dividends in the amount of $0.275 per share were declared on August 25, 2015. The dividend was paid on October 2, 2015.

(4)Includes estimated future benefit payments for supplemental key executive retirement plans and a terminated retirement plan that provides certain retirement benefits payable to non-employee directors. The amounts are actuarially determined, which includes the use of assumptions, and may vary significantly from expectations.

The Company is not able to reasonably estimate the ultimate timing of the payments or the amount by which its uncertain tax positions of $2.3 million will be settled. Therefore, the liability is excluded from the preceding table. See Note 9 to the Consolidated Financial Statements for additional information regarding the Company’s income taxes.

Off-Balance Sheet Arrangements

At September 30, 2015, the Company had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires that management apply accounting policies and make estimates and assumptions that affect the results of operations and the amounts of assets and liabilities reported in the financial statements, as well as related disclosures. Management discusses these policies, estimates and assumptions with its accounting and disclosure governance committee on a regular basis and provides periodic updates on management decisions to the Audit Committee of the Landauer Board of Directors. Critical accounting policies are those that are most important to the portrayal of a company’s financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the application of the accounting policies described below require significant judgments and estimates on the part of management in the preparation of the Company’s financial statements and accompanying notes. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 1 to the Consolidated Financial Statements.

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

The Company, through its Medical Physics segment, offers full scope medical physics services to hospitals and radiation therapy centers. Services offered include, but are not limited to, clinical physics support in radiation oncology, commissioning services, special projects support and imaging physics services. Delivery of medical physics services can be of a contracted, recurring nature or as a discrete project with a defined service outcome. Recurring services often are provided on the customer’s premises by a full-time employee or fraction of a full-time employee. These services are recognized as revenue on a straight-line basis over the life of the contract unless there is another discernable pattern as the services are rendered. Fee for service revenue is recognized when the service is delivered.

Contracted services are billed on an agreed-upon recurring basis, either in advance or arrears of the service being delivered. Customers may be billed monthly, quarterly, or at some other regular interval over the contracted period. The amounts recorded as deferred contract revenue represent invoiced amounts in advance of delivery of the service. Management believes that the amount of deferred contract revenue fairly represents remaining business activity with customers invoiced in advance. Fee for service revenue is typically associated with much shorter contract periods, or with discrete individual projects, and revenue is recognized upon completion of the project and customer acceptance.

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

Property, Plant & Equipment and Other Assets

Maintenance and repairs are charged to expense and renewals and betterments are capitalized. Plant and equipment and other assets, primarily dosimetry badges, are recorded at cost and are depreciated or amortized on a straight-line basis over the estimated useful lives, which are primarily 30 years for buildings, 3 to 8 years for equipment, 5 to 10 years for internal software and 30 months to 8 years for dosimetry devices. The Company assesses the carrying value and the remaining useful lives of its property, plant, equipment and other assets when events or circumstances indicate the carrying value may not be recoverable or the estimated useful life may no longer be appropriate. Factors that could trigger this review include competitive conditions, government regulations and technological changes. Any change in the carrying value or estimated useful lives of property, plant, equipment and other assets could materially impact the Company’s results of operation, financial position and liquidity.

The Company capitalizes costs of software which is acquired, internally developed, or modified solely to meet the Company’s internal needs. Internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Costs incurred during the preliminary project stage as well as training costs and maintenance costs during the post implementation-operation stage are expensed. Capitalized costs of software amounted to $0.7 million and $1.0 million for fiscal 2015 and 2014, respectively.

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

Goodwill and certain intangible assets with indefinite lives are reviewed annually for impairment and more frequently if an event occurs or circumstances change that would require the Company to perform an interim review. The Company has three reporting units: Radiation Measurement; Medical Physics; and Medical Products.

Goodwill impairment testing first requires a comparison between the carrying value and fair value of a reporting unit with associated goodwill. Carrying value is based on the assets and liabilities associated with the operations of that reporting segment. The Company estimates the fair value of the reporting units using the income approach and the market approach. If the Company believes that the fair value of a reporting unit exceeds its carrying value by a substantial margin, the Company may perform a qualitative analysis instead.

If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination, and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

The Company estimated the fair value of the Radiation Measurement, Medical Physics and Medical Products reporting units as of September 30, 2015 using the income approach and the market approach, and no impairment charges resulted. In the income approach, the Company utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by the reporting segments and then discounting these cash flows to present value reflecting the relevant risks associated with the reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, discount rates reflecting the risk inherent in future cash flows, revenue growth, perpetual growth rates and profitability, among others.

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

The Company completed an impairment test for Medical Products as of June 30, 2014 when it became apparent that anticipated revenue and profitability trends in Medical Products were not being achieved to the extent forecasted. Based on the testing performed, the Company recorded a non-cash impairment charge of $62.2 million, of which $41.4 million related to goodwill and $20.8 million related to intangible assets for the fiscal year ended September 30, 2014.

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. The Company uses valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the intangible assets, discounted for assumptions such as future customer attrition. The Company evaluates intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, changes such as higher or earlier-than-expected customer attrition or obsolescence of technology may result in higher future amortization charges or an impairment charge for intangible assets. See Note 7 to the Consolidated Financial Statements for additional information regarding the value of goodwill and other intangible assets.

Income Taxes

The Company estimates the income tax provision for income taxes that are currently payable and records deferred income tax assets and liabilities for the temporary differences in tax consequences between the financial statements and tax returns. Temporary differences result from, among other events, revenues, expenses, gains, or losses that are included in taxable income of an earlier or later year than the year in which they are recognized in financial statement income. These deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent that deferred income tax assets will not likely be recovered from future taxable income, a valuation allowance is established against such deferred income tax assets. The Company has no indefinite reinvestment assertions on its foreign earnings and profits.

Management exercises significant judgment in the valuation of its current and deferred income tax assets and liabilities. The Company recognizes the financial statement effects of its tax positions in its current and deferred income tax assets and liabilities when it is more likely than not that the position will be sustained upon examination by a taxing authority. Management considers, among other factors, the Company’s current and past performance, the market environment in which the Company operates, and tax planning strategies. Further, the Company provides for income tax issues not yet resolved with federal, state, local, and foreign tax authorities. The Company assesses and updates its tax positions when significant changes in circumstances occur, which may cause a change in judgment about the likelihood of realizing the deferred items. Changes in circumstances or judgment about tax positions may cause a change in the Company’s uncertain tax position. Variations in the actual outcome of these future tax consequences could materially impact the Company’s results of operations, financial position and liquidity.  See Note 9 to the Consolidated Financial Statements for additional information regarding the Company’s income taxes.

Defined Benefit Pension and Other Postretirement Benefit Plans

The defined benefit pension and other postretirement benefit plans were frozen as of March 2009. The pension expenses and benefit obligations recorded for the Company’s defined benefit plans are dependent on actuarial assumptions. These assumptions include discount rates, expected return on plan assets, interest costs, expected compensation increases, benefits earned, mortality rates, and other factors. Management reviews the plan assumptions on an annual basis to ensure that the most current, relevant information is considered. During fiscal 2014, the Company adopted the RP-2014 mortality tables and the Mortality Improvement Scale MP-2014 published by the Society of Actuaries’ Retirement Plans Experience Committee. The pension expense for fiscal year 2014 was derived based on the 2013 IRS Static Mortality table, while the pension expense for fiscal year 2015 was derived based on the RP-2014 Mortality Table with Scale MP, to reflect future mortality improvements. If actual results vary considerably from those that are expected or if future changes are made to these assumptions, the amounts recognized for these plans could change significantly.

The weighted-average assumed discount rates used to determine plan expenses were 4.14% for pension benefits and 3.40% for other benefits in fiscal 2015, compared to 4.72% for both pension and other benefits in fiscal 2014. For fiscal 2015 expense, the expected long-term rate of return of plan assets was 6.50%, unchanged from fiscal 2014. In establishing the rate, management considered the historical rates of return and the current and planned asset classes of the plan investment portfolio. The weighted-average discount rate used to determine benefit obligations at September 30, 2015 was 4.15%, 3.80%, 4.06% and 2.98% for Pension, Key Executive SERP, Manager SERP and Directors plans, respectively, under “Pension Benefits” in the “Employee Benefit Plans” footnote of this Annual Report on Form 10-K. The weighted-average discount rate used to determine benefit obligations under “Other Benefits” was  3.43% at September 30, 2015.  Comparatively, the weighted-average discount rates used to determine benefit obligations at September 30, 2014 was 4.14%, 3.77%, 4.12% and 2.98% for Pension, Key Executive SERP, Manager SERP and Directors plans, respectively, and the weighted-average discount rate used to determine benefit obligations under “Other Benefits” was  3.40% at September 30, 2014.

The Company recognizes on its balance sheet the amount by which the projected benefit obligations of its defined benefit plans exceed the fair value of plan assets. Subsequent changes in the funded status of the plans as a result of future transactions and events, amortization of previously unrecognized costs, and changes to actuarial assumptions are recognized as an asset or a liability and amortized as components of net periodic pension cost or accumulated other comprehensive income. An increase or decrease in the assumptions or economic events outside of management’s control could have a material effect on the Company’s results of operations or financial condition. See Note 12 to the Consolidated Financial Statements for additional information regarding these benefit plans.

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

Forfeitures of awards are estimated at the time of grant and stock-based compensation cost is recognized only for those awards expected to vest. The Company uses historical experience to estimate projected forfeitures. The Company recognizes the cumulative effect on current and prior periods of a change in the forfeiture rate, or actual forfeitures, as compensation cost or as a reduction of cost in the period of the revision. If revisions are made to management’s assumptions and estimates or if actual results vary considerably from those that are expected, stock-based compensation expense could change significantly, impacting the Company’s results of operations or financial condition.  See Note 14 to the Consolidated Financial Statements for additional information regarding the Company’s stock-based awards.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for additional information regarding recent accounting pronouncements.

Inflation

The Company strives to reflect the inflationary impact of materials, labor and other operating costs and expenses in its prices. The market for the services and products that the Company offers, however, is highly competitive, and in some cases has limited the ability of the Company to offset inflationary cost increases.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk, including changes in foreign currency exchange rates. The financial statements of the Company’s international subsidiaries are remeasured into U.S. dollars monthly using the U.S. dollar as the reporting currency. To date, the market risk associated with foreign currency exchange rates has not been material in relation to the Company’s financial position, results of operations, or cash flows. These risks could increase, however, as the Company expands in international markets and markets becomes more volatile. The Company estimates that a 10% and 20% adverse change in the underlying foreign currency exchange rates would have decreased reported net income in fiscal 2015 by approximately $0.5 million and $1.0 million, respectively. Historically, the Company believes that adverse changes in foreign exchange rates have not materially impacted its financial condition.

The Company is subject to interest rate risk related to borrowings under the credit facility. The variable rate identified is based on LIBOR plus a calculated margin. See Note 10 to the Consolidated Financial Statements for additional information regarding the credit facility.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Landauer, Inc.

Glenwood, IL

We have audited the accompanying consolidated balance sheet of Landauer, Inc. and its subsidiaries as of September 30, 2015 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended September 30, 2015. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landauer, Inc. and its subsidiaries at September 30, 2015, and the results of its operations and its cash flows for the year ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landauer, Inc.’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 14, 2015 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Chicago, IL

December 14, 2015

Report of Independent Registered Public Accounting Firm

To Stockholders and Board of Directors of Landauer, Inc.

In our opinion, the consolidated balance sheet as of September 30, 2014 and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of two years in the period ended September 30, 2014 present fairly, in all material respects, the financial position of Landauer, Inc. and its subsidiaries at September 30, 2014, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the two years in the period ended September 30, 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, IL

February 2, 2015

Landauer, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30,

(Dollars in Thousands)	2015	2014
Assets
Cash and cash equivalents	$15,314	$6,761
Receivables, net of allowances of $1,556 in 2015 and $1,872 in 2014	32,412	34,707
Inventories	7,035	6,687
Deferred income tax assets - current (Note 9)	4,871	2,369
Prepaid income taxes (Note 9)	40	1,836
Prepaid expenses and other current assets	2,081	1,973
Total current assets	61,753	54,333

Property, plant and equipment, at cost:
Land and improvements	626	626
Buildings and improvements	4,905	5,144
Internal software	50,746	50,710
Equipment	48,045	47,530
Total property, plant and equipment	104,322	104,010
Accumulated depreciation and amortization	(57,955)	(57,253)
Property, plant and equipment, net	46,367	46,757

Equity in joint ventures (Note 6)	24,010	23,835
Goodwill (Note 7)	35,072	43,218
Intangible assets, net of accumulated amortization of $38,662 in 2015 and $37,579 in 2014	13,052	14,077
Dosimetry devices, net of accumulated depreciation of $5,282 in 2015 and $4,353 in 2014	3,562	3,958
Deferred income tax assets (Note 9)	16,702	18,374
Other assets (Note 2)	8,226	12,034
Total Assets	$208,744	$216,586

The accompanying notes are an integral part of these consolidated financial statements.

Landauer, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30,

(Dollars in Thousands)	2015	2014
Liabilities
Accounts payable	$5,773	$6,248
Dividends payable (Note 11)	2,684	5,329
Deferred contract revenue	13,904	14,750
Accrued compensation and related costs	8,603	7,132
Accrued severance (Note 3)	972	2,731
Other accrued expenses	6,557	8,538
Total current liabilities	38,493	44,728

Long-term debt (Note 10)	133,385	133,585
Pension and postretirement obligations (Note 12)	20,508	19,475
Deferred income tax liabilities (Note 9)	270	509
Uncertain income tax liabilities (Note 9)	2,310	3,284
Other non-current liabilities	1,451	1,271
Total liabilities	196,417	202,852

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $.10 par value per share, authorized 1,000,000 shares; none issued	-	-
Common stock, $.10 par value per share, authorized 20,000,000 shares; 9,641,532 and 9,577,874 issued and outstanding, respectively, in 2015 and 2014 (Note 11)	964	958
Additional paid in capital	41,531	40,317
Accumulated other comprehensive loss	(13,741)	(10,148)
(Accumulated deficit) retained earnings	(17,559)	(18,873)
Landauer, Inc. stockholders’ equity	11,195	12,254
Noncontrolling interest	1,132	1,480
Total stockholders’ equity	12,327	13,734
Total Liabilities and Stockholders’ Equity	$208,744	$216,586

The accompanying notes are an integral part of these consolidated financial statements.

Landauer, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended September 30,

(Dollars in Thousands, Except per Share)	2015	2014	2013
Revenues:
Service revenues	$128,771	$127,698	$126,528
Product revenues	22,543	27,364	23,162
Total revenues	151,314	155,062	149,690
Costs and expenses:
Service costs	63,876	61,649	59,931
Product costs	8,709	12,506	11,163
Total cost of sales	72,585	74,155	71,094
Gross profit	78,729	80,907	78,596
Selling, general and administrative	53,989	54,904	51,115
Goodwill and other intangible assets impairment charge	-	62,188	22,700
Acquisition, reorganization and nonrecurring costs	1,041	3,802	1,392
Operating income (loss)	23,699	(39,987)	3,389
Equity in income of joint ventures	2,307	2,939	3,251
Interest expense, net	(4,370)	(3,424)	(4,311)
Other (expense) income, net	(314)	(26)	747
Income (loss) before taxes	21,322	(40,498)	3,076
Income tax expense (benefit)	6,273	(15,800)	(560)
Net income (loss)	15,049	(24,698)	3,636
Less: Net income attributed to noncontrolling interest	506	505	854
Net income (loss) attributed to Landauer, Inc.	$14,543	$(25,203)	$2,782

Net income (loss) per share attributed to Landauer, Inc. shareholders:
Basic	$1.52	$(2.65)	$0.28
Weighted average basic shares outstanding	9,511	9,524	9,434
Diluted	$1.52	$(2.65)	$0.27
Weighted average diluted shares outstanding	9,540	9,524	9,482

The accompanying notes are an integral part of these consolidated financial statements.

Landauer, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended September 30,

	2015
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$14,543	$506	$15,049
Other comprehensive income (loss):
Defined benefit pension and postretirement plans activity, net of taxes of $418	(711)	-	(711)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $17	93	-	93
Foreign currency translation adjustment, net of taxes of $1,602	(2,975)	(379)	(3,354)
Comprehensive income	$10,950	$127	$11,077

	2014
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net (loss) income	$(25,203)	$505	$(24,698)
Other comprehensive income (loss):
Defined benefit pension and postretirement plans activity, net of taxes of $2,152	(3,664)	-	(3,664)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $4	34	-	34
Foreign currency translation adjustment, net of taxes of $1,188	(2,110)	(111)	(2,221)
Comprehensive (loss) income	$(30,943)	$394	$(30,549)

	2013
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$2,782	$854	$3,636
Other comprehensive income (loss):
Defined benefit pension and postretirement plans activity, net of taxes of ($1,790)	3,015	-	3,015
Unrealized gains (losses) on available-for-sale securities, net of taxes of $5	30	-	30
Foreign currency translation adjustment, net of taxes of ($53)	(2,078)	(177)	(2,255)
Comprehensive income	$3,749	$677	$4,426

The accompanying notes are an integral part of these consolidated financial statements.

Landauer, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

		Landauer, Inc. Stockholders’ Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Non-controlling Interest	Total
Balance September 30, 2012	9,493,368	$949	$35,898	$(5,375)	$45,596	$1,334	$78,402
Stock-based compensation arrangements	82,558	9	3,567	-	-	-	3,576
Dividends	-	-	-	-	(20,966)	(426)	(21,392)
Net income	-	-	-	-	2,782	854	3,636
Foreign currency translation adjustment	-	-	-	(2,078)	-	(177)	(2,255)
Unrealized gains (losses) on available-for-sale securities, net of tax	-	-	-	30	-	-	30
Defined benefit pension and postretirement plans activity, net of tax	-	-	-	3,015	-	-	3,015
Balance September 30, 2013	9,575,926	$958	$39,465	$(4,408)	$27,412	$1,585	$65,012
Stock-based compensation arrangements	1,948	-	852	-	-	-	852
Dividends	-	-	-	-	(21,082)	(499)	(21,581)
Net income	-	-	-	-	(25,203)	505	(24,698)
Foreign currency translation adjustment	-	-	-	(2,110)	-	(111)	(2,221)
Unrealized gains (losses) on available-for-sale securities, net of tax	-	-	-	34	-	-	34
Defined benefit pension and postretirement plans activity, net of tax	-	-	-	(3,664)	-	-	(3,664)
Balance September 30, 2014	9,577,874	$958	$40,317	$(10,148)	$(18,873)	$1,480	$13,734
Stock-based compensation arrangements	63,658	6	1,214	-	-	-	1,220
Dividends	-	-	-	-	(13,229)	(475)	(13,704)
Net (loss) income	-	-	-	-	14,543	506	15,049
Foreign currency translation adjustment	-	-	-	(2,975)	-	(379)	(3,354)
Unrealized gains (losses) on available-for-sale securities, net of tax	-	-	-	93	-	-	93
Defined benefit pension and postretirement plans activity, net of tax	-	-	-	(711)	-	-	(711)
Balance September 30, 2015	9,641,532	$964	$41,531	$(13,741)	$(17,559)	$1,132	$12,327

The accompanying notes are an integral part of these consolidated financial statements.

Landauer, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended September 30,

(Dollars in Thousands)	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$15,049	$(24,698)	$3,636
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,312	13,915	15,051
Goodwill and other intangible assets impairment charge	-	62,188	22,700
Loss (gain) on sale, disposal and abandonment of assets	181	208	(32)
Loss (gain) on investments	176	(419)	(366)
Loss on disposition of business	366	-	-
Equity in income of joint ventures	(2,307)	(2,939)	(3,251)
Dividends from joint ventures	1,144	1,340	1,891
Stock-based compensation and related net tax benefits	1,583	2,074	2,541
Current and long-term deferred income taxes, net	238	(26,920)	(4,680)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	471	2,568	(3,012)
Decrease (increase) in prepaid income taxes	1,694	1,363	(1,130)
(Increase) decrease in other operating assets, net	(544)	1,497	(4,547)
(Decrease) increase in accounts payable and other accrued liabilities	(1,246)	2,854	49
(Decrease) increase in other operating liabilities, net	(864)	3,654	(3,501)
Net cash provided by operating activities	28,253	36,685	25,349

Cash flows from investing activities:
Acquisition of property, plant and equipment	(7,974)	(4,161)	(9,145)
Proceeds from disposition of business	6,958	-	-
Acquisition of joint ventures and businesses, net of cash acquired	-	(1,800)	-
Other investing activities, net	(1,262)	(1,255)	(2,534)
Net cash used in investing activities	(2,278)	(7,216)	(11,679)

Cash flows from financing activities:
Net borrowings on revolving credit facility	-	(60)	(19)
Long-term borrowings – loan	30,300	33,800	27,691
Long-term borrowings – repayment	(30,500)	(43,000)	(27,187)
Dividends paid to stockholders	(15,874)	(21,048)	(20,897)
Other financing activities, net	(449)	(597)	(261)
Net cash used in financing activities	(16,523)	(30,905)	(20,673)

Effects of foreign currency translation	(899)	(475)	-

Net increase (decrease) in cash and cash equivalents	8,553	(1,911)	(7,003)
Opening balance – cash and cash equivalents	6,761	8,672	15,675
Ending balance – cash and cash equivalents	$15,314	$6,761	$8,672

Supplemental disclosure of cash flow information:
Accrued capital spending included in accounts payable and other accrued liabilities	$1,068	$351	$347
Cash paid for interest, net of amounts capitalized	$3,799	$3,930	$4,441
Cash paid for income taxes, net of refunds	$6,661	$6,704	$7,374

The accompanying notes are an integral part of these consolidated financial statements.

Landauer, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands)

1.Summary of Significant Accounting Policies

Description of Business

Landauer, Inc., together with the subsidiaries through which businesses are conducted (the “Company”), is a leading global provider of technical and analytical services to determine occupational and environmental radiation exposure, the leading domestic provider of outsourced medical physics services, and a provider of radiology related medical products. The Company operates in three primary business segments: Radiation Measurement; Medical Physics; and Medical Products. Additional information regarding the Company’s segments is contained in Note 16.

Basis of Presentation and Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company, its subsidiaries and variable interest entities in which the Company has a  controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. Entities in which the Company does not have a controlling financial interest, but is considered to have significant influence, are accounted for on the equity method.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all unrestricted cash and highly liquid investments with an original maturity of three months or less, primarily short-term money market instruments.

Restricted Cash

Restricted cash represents funds that are restricted to satisfy designated current liabilities. As of September 30, 2014, the Company’s restricted cash represented deposits from an international customer that were held from the Company subject to the achievement of specified conditions. This balance was included in “Other current assets.” The Company successfully fulfilled the conditions in October 2014 and the funds were released and no longer restricted.

Receivables, Net of Allowances

Receivables, principally trade accounts receivable, are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for sales returns and doubtful accounts. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and a provision for estimated credit losses is maintained based upon the Company’s historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they are determined to be uncollectible.

Inventories

Inventories primarily include the components associated with dosimetry devices, which are stated at lower of cost or market utilizing a first-in, first-out method.

Long-lived Assets

Property, plant and equipment are stated at cost,  net of accumulated depreciation and amortization. Plant, equipment and internal use software are depreciated on a straight-line basis over their respective estimated useful lives. Dosimetry devices, principally badges, and the accompanying software are amortized on a straight-line basis over their estimated useful lives. Expenditures for maintenance and repairs are charged to expense as incurred, and renewals and betterments are capitalized. The following table provides a summary of estimated useful lives by asset category:

Estimated Useful Lives
Buildings and improvements	30 years
Internal software	5- 10 years
Equipment	3 - 8 years
Dosimetry devices	30 months - 8 years

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

Equity in Joint Ventures

Entities in which the Company does not have a controlling financial interest but is considered to have significant influence are accounted for on the equity method. Under the equity method, a company records its share of net income or loss of an investment based on its percentage ownership. Additional information regarding the Company’s equity in joint ventures is contained in Note 6.

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

If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination, and the fair value of the reporting unit was the purchase price paid to acquire the segment.

The impairment test for an indefinite-lived intangible asset other than goodwill consists of first assessing qualitative factors, such as company, industry and economic trends. If determined to be necessary, the next step compares the fair value of the intangible asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized for the difference.

Additional information regarding the Company’s goodwill and other intangible assets is contained in Note 7.

Long-term Investments

The Company had long-term investments of $3,509 and $3,734 at September 30, 2015 and 2014, respectively that are held in a Rabbi trust for benefits under the Company’s deferred compensation plan. Under the plan, participants designate investment options to serve as the basis for measurement of the notional value of their accounts. The investments, classified as trading securities, include a money market fund and mutual funds that are publicly traded. Trading securities are carried at fair value with unrealized gains and losses included in earnings. The fair values of the shares or underlying securities of these funds are based on quoted market prices.

The Company had long-term investments of $1,763 and $2,382 at September 30, 2015 and 2014, respectively, consisting of fixed income mutual funds classified as available-for-sale securities. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported in other comprehensive income. The cost of securities sold is based on the specific identification method. The investments are valued based on the net asset value of the underlying securities as provided by the investment account manager. The investments are not restricted or subject to a lockup and may be redeemed on demand. Notice within a certain period of time prior to redemption is not required.

Long-term investments are included in other long-term assets.

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

The Company, through its Medical Physics segment, offers full scope medical physics services to hospitals and radiation therapy centers. Services offered include, but are not limited to, clinical physics support in radiation oncology, commissioning services, special projects support and imaging physics services. Delivery of the medical physics services can be of a contracted, recurring nature or as a discrete project with a defined service outcome. Recurring services often are provided on the customer’s premises by a full-time employee or fraction of a full-time employee. Revenue is recognized for recurring services on a straight-line basis over the life of the contract unless there is another discernable pattern as the services are rendered.  Revenue is recognized for fee for service projects when the service is delivered.

Contracted services are billed on an agreed-upon recurring basis, either in advance or arrears of the service being delivered. Customers may be billed monthly, quarterly, or at some other regular interval over the contracted period. The amounts recorded as deferred contract revenue represent amounts invoiced in advance of delivery of the service. Management believes that the amount of deferred contract revenue fairly represents remaining business activity with customers invoiced in advance.

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

The amounts recorded as deferred contract revenue in the consolidated balance sheets represent invoiced amounts in advance of delivery of the service, and are net of services rendered through the respective consolidated balance sheet date. Deferred contract revenue was $13,904 and $14,750, respectively, as of September 30, 2015 and 2014.

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

Research and Development

The cost of research and development programs is charged to selling, general and administrative expense as incurred and amounted to $4,579, $5,813 and $4,121 in fiscal 2015, 2014 and 2013, respectively. Research and development costs include salaries and allocated employee benefits, third-party research contracts and supplies.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense, primarily related to product shows and exhibits, amounted to $1,023, $1,191 and $1,339 in fiscal 2015, 2014 and 2013, respectively.

Income Taxes

The Company files income tax returns in the jurisdictions in which it has sufficient presence. The Company estimates the income tax provision for income taxes that are currently payable, and records deferred income tax assets and liabilities for the temporary differences in tax consequences between the financial statements and tax returns. The Company records a valuation allowance in situations where the realization of deferred income tax assets is not more likely than not. The Company recognizes the financial statement effects of its tax positions in its current and deferred income tax assets and liabilities when it is more likely than not that the position will be sustained upon examination by a taxing authority. Additional information regarding the Company’s income taxes is contained in Note 9.

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

Foreign Currency Translation

Financial statements of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive loss within common shareholders’ equity as currency translation adjustment.

Recent Accounting Pronouncements

Adoption of Accounting Standards Updates

In April 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance to reduce the diversity in presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred income tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions listed in the guidance. This guidance was adopted by the Company in the first quarter of fiscal 2015. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position and liquidity.

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

In April 2014, the FASB issued new guidance related to the definition of a discontinued operation and requires new disclosure of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. The Company early adopted this guidance beginning in the fourth quarter of fiscal 2015. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position and liquidity.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued new guidance for recognizing revenue from contracts with customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In July 2015, the FASB deferred the effective date of the new revenue standard by one year. Public companies would now be required to adopt the new guidance for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The FASB decided to allow earlier adoption of the new revenue standard, but not earlier than the original effective date. This guidance is effective for the Company in the first quarter of fiscal 2019. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position and liquidity.

In June 2014, the FASB issued new guidance on accounting for share-based payments requiring a specific performance target to be achieved in order for employees to become eligible to vest in the awards when that performance target may be achieved after the requisite service period for the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. This guidance is effective for the Company in the first quarter of fiscal 2017. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position and liquidity.

In August 2014, the FASB issued new guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of doubt about the entity’s ability to continue as a going concern. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This guidance will be effective for the Company in the first quarter of fiscal 2017, with early adoption permitted. The Company does not expect the adoption of this guidance will have a material impact on its results of operations, financial position and liquidity.

In January 2015, the FASB issued new guidance on accounting for unusual and infrequently occurring items, which eliminates the concept of extraordinary items. An unusual and infrequently occurring item will no longer be classified as an extraordinary item and segregated from ordinary operations in the income statement, but will be shown as a component of income from continuing operations or separately disclosed in notes to the financial statements. This guidance is effective for the Company in the first quarter of fiscal 2017, with early adoption permitted. The Company does not expect the adoption of this guidance will have a material impact on its results of operations, financial position and liquidity.

In February 2015, the FASB issued amended guidance on the model used to evaluate whether certain legal entities should be consolidated. This guidance is effective for the Company in the first quarter of fiscal 2017. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position and liquidity.

In April 2015, the FASB issued new guidance on the presentation of debt issuance costs. This update requires a company to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Currently, debt issuance costs are presented as a deferred asset. The recognition and measurement requirements will not change as a result of this guidance. The update requires retrospective application and represents a change in accounting principle. This guidance is effective for the Company in the first quarter of fiscal 2017, with early adoption permitted. The Company does not expect the adoption of this guidance will have a material impact on its results of operations, financial position and liquidity.

In July 2015, the FASB issued new guidance on simplifying the measurement of inventory. This update requires a company to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for the Company in the first quarter of fiscal 2018, and should be applied prospectively with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position and liquidity.

In September 2015, the FASB issued new guidance on business combination provisional adjustments during the measurement period. The new standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. This guidance is effective for the Company in the first quarter of fiscal 2017, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position and liquidity.

In November 2015, the FASB issued new guidance on the presentation of deferred income taxes. This update requires a company to present deferred tax liabilities and assets as noncurrent in a classified statement of financial position rather than the current requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts.  This guidance is effective for the Company in the first quarter of fiscal 2018, with early adoption permitted. The Company does not expect the adoption of this guidance will have a material impact on its results of operations, financial position and liquidity.

2.Fair Value Measurements

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2015
(Dollars in Thousands)	Level 1	Level 2	Level 3
Asset Category
Cash equivalents	$272	$-	$-
Mutual funds	3,237	-	-
Available-for-sale securities	-	1,763	-
Total Financial Assets at Fair Value	$3,509	$1,763	$-

	Fair Value Measurements at September 30, 2014
(Dollars in Thousands)	Level 1	Level 2	Level 3
Asset Category
Cash equivalents	$105	$-	$-
Mutual funds	3,629	-	-
Available-for-sale securities	-	2,382	-
Total Financial Assets at Fair Value	$3,734	$2,382	$-

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at September 30, 2015 and 2014, measured on a recurring basis.

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

The Level 2 financial assets are long-term investments consisting primarily of fixed income mutual funds classified as available-for-sale securities. These investments are reported in other long-term assets. The investments in fixed income mutual funds are valued based on the net asset value of the underlying securities as provided by the investment account manager. The investments are not restricted or subject to a lockup and may be redeemed on demand. Notice within a certain period of time prior to redemption is not required.

The Company’s long term debt is classified as Level 2.  The carrying amount of the Company’s long-term debt approximated fair value as the stated interest rates were variable in relation to prevailing market rates.

The Company recorded a liability for contingent consideration during the second quarter of fiscal 2014 related to the acquisition of ilumark and the launch of its new medical products. The liability was recorded at fair value, which was determined using a discounted cash flow model based on assumptions and projections relevant to revenues. A discount rate of 11% was used and payments are projected to occur in fiscal 2016 and 2017. The contingent consideration liability is classified as Level 3.

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the fiscal year ended September 30, 2015.  As discussed in Note 7, the Company completed an impairment test for Medical Products goodwill and long-lived assets as of June 30, 2014 when it became apparent that anticipated revenue and profitability trends in our IZI Medical Products reporting unit were not being achieved to the extent forecasted. There were no transfers between fair value hierarchy levels during these periods.

3.Acquisition, Reorganization and Non-recurring Costs

Acquisition, reorganization and non-recurring costs during fiscal 2015, 2014 and 2013 were $1,041, $3,802 and $1,392, respectively.

Acquisition expenses, consisting primarily of fees for accounting, financial, legal and tax advice to support the due diligence, transaction structure and accounting for acquisitions, as well as costs in the pursuit of acquisitions that may not be consummated, were $0, $232 and $351, for fiscal 2015, 2014 and 2013, respectively.  Acquisition costs were expensed as incurred.

Reorganization costs for severance to support changes in selected management roles throughout the organization were $1,041,  $3,486 and $647,  for fiscal 2015, 2014 and 2013, respectively. In fiscal 2015 and 2014 the Company made severance payments of $2,677 and $398, respectively.  Remaining payments of $972 and $246 are expected to be paid in fiscal 2016 and 2017, respectively.

4.Disposition of Business

The Company divested its radon business on September 30, 2015, and received cash proceeds of approximately $7.0 million, net of cash assumed by the acquirer and net of cash paid for transaction expenses. Approximately $0.7 million of transaction expenses were paid subsequent to the closing of the divestiture and were recorded in other accrued expenses on the Consolidated Balance Sheet as of September 30, 2015. The Company recognized a $1.0 million pre-tax gain on sale from the disposition of this business. In conjunction with this transaction, the Company released $1.4 million of foreign currency translation losses previously recorded in accumulated other comprehensive loss, resulting in a $0.4 million net loss on the disposition of business. The Company has evaluated whether this divestiture qualifies as a discontinued operation pursuant to FASB Accounting Standards Codification 205-20 “Discontinued Operations.” The Company has concluded that the transaction should not be reported as a discontinued operation and is not material to the Company’s financial results.

5.Income (Loss) per Common Share

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

Unvested stock-based compensation awards that contain non-forfeitable rights to dividends are treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. The Company’s time vested restricted stock is a participating security. The following table sets forth the computation of net income (loss)  per share for the years ended September 30:

(Dollars in Thousands, Except per Share)	2015	2014	2013
Basic Net Income (Loss) per Share:
Net income (loss) attributed to Landauer, Inc.	$14,543	$(25,203)	$2,782
Less: Income allocated to unvested restricted stock	86	-	165
Net income (loss) available to common stockholders	$14,457	$(25,203)	$2,617

Basic weighted average shares outstanding	9,511	9,524	9,434
Net income (loss) per share – Basic	$1.52	$(2.65)	$0.28

Diluted Net Income (Loss) per Share:
Net income (loss) attributed to Landauer, Inc.	$14,543	$(25,203)	$2,782
Less: Income allocated to unvested restricted stock	86	-	165
Net income (loss) available to common stockholders	$14,457	$(25,203)	$2,617

Basic weighted average shares outstanding	9,511	9,524	9,434
Effect of dilutive securities	29	-	48
Diluted weighted average shares outstanding	9,540	9,524	9,482
Net income (loss) per share – Diluted	$1.52	$(2.65)	$0.27

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

	2015	2014	2013
Effect of dilutive securities	-	51	-

6.Equity in Joint Ventures

Equity in Joint Ventures consists of amounts invested in joint ventures in which the Company holds a noncontrolling interest. These investments are accounted for using the equity method of accounting.

At September 30, 2015, the Company had a 50% equity interest in Nagase-Landauer, Ltd. (“Nagase”), a radiation measurement company in Japan; a 50% equity interest in Epsilon-Landauer Dozimetri, a radiation measurement company in Turkey; and a 49% equity interest in Yamasato, Fujiwara, Higa & Associates, Inc., a domestic small business supplier to the International Atomic Energy Agency and the U.S. military.

The combined summary financial information as of and for the years ended September 30, 2015, 2014 and 2013 is presented for all equity method investments owned during the respective periods.

(Dollars in Thousands)	2015	2014	2013
Revenues	$46,591	$48,897	$60,523
Gross profit	17,141	18,244	24,289
Net income	4,782	4,740	7,810

(Dollars in Thousands)	2015	2014
Current assets	$23,053	$20,864
Other assets	41,885	43,831
Current liabilities	15,077	14,231
Other liabilities	5,009	2,576

7.Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by reportable segment, for the years ended September 30, 2015 and 2014 were as follows:

(Dollars in Thousands)	Radiation Measurement	Medical Physics	Medical Products	Total
Balance as of September 30, 2013	$20,456	$22,611	$41,369	$84,436
Increase related to acquisitions	-	-	1,775	1,775
Effects of foreign currency	(1,495)	-	(130)	(1,625)
Accumulated goodwill impairment charges	-	-	(41,368)	(41,368)
Balance as of September 30, 2014	$18,961	$22,611	$1,646	$43,218
Decrease related to dispositions	(5,579)	-	-	(5,579)
Effects of foreign currency	(2,380)	-	(187)	(2,567)
Goodwill net, as of September 30, 2015	$11,002	$22,611	$1,459	$35,072

Goodwill and certain intangible assets with indefinite lives are reviewed annually for impairment and more frequently if an event occurs or circumstances change that would require the Company to perform an interim review. The Company has three segments: Radiation Measurement; Medical Physics; and Medical Products.

The Company completed a quantitative assessment for the Radiation Measurement, Medical Physics and Medical Products reporting segments as of September 30, 2015 using the income approach and the market approach, and the estimated fair value of these reporting segments significantly exceeded their carrying values. The discount rates used in this valuation ranged from 11% to 13%. The accumulated impairment charge as of the beginning of the year and end of the year September 30, 2015 is $64.1 million as explained below.

The Company completed an impairment test for the Medical Products segment as of June 30, 2014 when it became apparent that anticipated revenue and profitability trends in Medical Products were not being achieved to the extent forecasted. Based on the testing performed, the Company recorded a non-cash impairment charge of $62.2 million, of which $41.4 million related to goodwill and $20.8 million related to intangible assets for the fiscal year ended September 30, 2014. The tax benefit associated with the goodwill impairment charge was $15.3 million, and the tax benefit associated with the intangible assets charge was $7.7 million.

During the third quarter of fiscal 2013, the Company performed an impairment analysis with respect to the carrying value of the goodwill in the Medical Products reporting unit. Based on the testing performed, the Company recorded a non-cash goodwill impairment charge of $22.7 million. The tax benefit associated with this charge was $8.5 million.

Intangible assets for the years ended September 30 were as follows:

	2015
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Intangibles Impairment Charge
Customer lists	$43,131	$33,716	$9,415	$18,657
Trademarks and tradenames	2,181	2,051	130	1,498
Licenses and patents	5,825	2,338	3,487	665
Other intangibles	577	557	20	-
Intangible assets	$51,714	$38,662	$13,052	$20,820

	2014
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Intangibles Impairment Charge
Customer lists	$44,138	$32,934	11,204	$18,657
Trademarks and tradenames	2,176	2,051	125	1,498
Licenses and patents	4,765	2,037	2,728	665
Other intangibles	577	557	20	-
Intangible assets	$51,656	$37,579	$14,077	$20,820

The Company assumed customer lists relating to business combinations of $0 and $711 during fiscal 2015 and 2014, respectively. No tradenames were assumed during fiscal 2015 and 2014 relating to business combinations. Amortization of intangible assets was $2,243,  $3,978 and $4,095 for the years ended September 30, 2015, 2014 and 2013, respectively. Annual aggregate amortization expense related to intangible assets is estimated to be approximately $1,834 in fiscal 2016 and 2017, $1,709 in fiscal 2018, $1,048 in fiscal 2019 and $905 in fiscal 2020.

8.Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in the accompanying consolidated balance sheets consist of defined benefit pension and postretirement plan adjustments for net gains, losses and prior service costs, unrealized gains and losses on available-for-sale securities and cumulative foreign currency translation adjustments. Accumulated elements of other comprehensive loss, net of tax, are included in the stockholders’ equity section of the consolidated balance sheets. Changes in each component are as follows:

	Cumulative Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Securities	Pension and Postretirement Plan Adjustments	Comprehensive (Loss) Income
Balance at September 30, 2012	$1,695	$102	$(7,172)	$(5,375)
Other comprehensive income before reclassifications	(2,078)	101	2,436	459
Amounts reclassified from accumulated other comprehensive income	-	(71)	579	508
Net period other comprehensive income	(2,078)	30	3,015	967
Balance at September 30, 2013	$(383)	$132	$(4,157)	$(4,408)
Other comprehensive income before reclassifications	(2,110)	161	(3,988)	(5,937)
Amounts reclassified from accumulated other comprehensive income	-	(127)	324	197
Net period other comprehensive income	(2,110)	34	(3,664)	(5,740)
Balance at September 30, 2014	$(2,493)	$166	$(7,821)	$(10,148)
Other comprehensive income before reclassifications	(4,417)	177	(1,354)	(5,594)
Amounts reclassified from accumulated other comprehensive income	1,442	(84)	643	2,001
Net current period other comprehensive income	(2,975)	93	(711)	(3,593)
Balance at September 30, 2015	$(5,468)	$259	$(8,532)	$(13,741)

The tables below presents impacts on net income of significant amounts reclassified out of each component of accumulated other comprehensive income:

Pension and Postretirement Plan Adjustments (1)	2015	2014	2013
Service cost	$51	$62	$63
Interest cost	1,586	1,550	1,402
Expected return on plan assets	(1,584)	(1,508)	(1,460)
Amortization of net loss	416	183	432
Total before tax	469	287	437
(Benefit) provision for income taxes	(174)	(37)	(142)
Total net of tax	$643	$324	$579

(1)	These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit costs (refer to Note 12 for additional details regarding employee benefit plans).

Unrealized Gains and Losses on Available-for-Sale Securities	2015	2014	2013
Realized losses on available-for-sale investments into earnings (1)	$(99)	$(150)	$(84)
Total before tax	(99)	(150)	(84)
Provision for income taxes (2)	(15)	(23)	(13)
Total net of tax	$(84)	$(127)	$(71)

(1)	This amount is reported in Interest Expense, net on the Consolidated Statements of Operations.
(2)	This amount is reported in Income Tax (Benefit) Expense on the Consolidated Statements of Operations.

9.Income Taxes

The components of pretax income for the years ended September 30 were as follows:

(Dollars in Thousands)	2015	2014	2013
Pretax income:
U.S.	$14,940	$(46,061)	$(4,481)
Foreign	6,382	5,563	7,557
Total pretax income	$21,322	$(40,498)	$3,076

The components of the provision for income taxes for the years ended September 30 were as follows:

(Dollars in Thousands)	2015	2014	2013
Current:
U.S. Federal	$2,407	$5,581	$4,458
State and local	405	591	465
Foreign	2,708	1,858	1,970
Current tax provision	$5,520	$8,030	$6,893
Deferred:
U.S. Federal	$990	$(22,261)	$(6,848)
State and local	68	(1,320)	(372)
Foreign	(305)	(249)	(233)
Deferred tax provision	$753	$(23,830)	$(7,453)
Income tax provision	$6,273	$(15,800)	$(560)

The effective tax rates for the fiscal years ended September 30, 2015, 2014 and 2013 were 29.4%,  39.0% and (18.1%), respectively. The decrease in the fiscal 2015 effective tax rate was primarily due to the retroactive enactment of the research and development credit for calendar year 2014 in the first fiscal quarter of 2015, the mix of earnings between jurisdictions with differing tax rates and the realization of an unrecognized tax benefit.  The following is a reconciliation of the U.S. federal statutory rate of 35.0% to the effective income tax rate:

	2015	2014	2013
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes net of Federal tax benefit	1.3%	2.4%	-4.9%
Effect of foreign affiliates	-4.4%	1.1%	-20.7%
Earnings of unconsolidated affiliates	-3.2%	1.9%	-26.4%
R&D credit	-0.4%	0.0%	-9.5%
Domestic production activity deduction	-0.8%	0.7%	-8.3%
Partnership income	1.9%	-1.3%	14.9%
Provision to return adjustments	-0.9%	-0.4%	-16.4%
Meals and entertainment	0.5%	-0.3%	2.7%
Change in deferred rate	0.0%	0.1%	2.7%
Uncertain tax positions	-1.6%	-0.3%	13.6%
Other	2.0%	0.1%	-0.8%
Effective income tax rate	29.4%	39.0%	-18.1%

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at September 30:

(Dollars in Thousands)	2015	2014
Deferred tax assets:
Pension accrual	$3,544	$3,073
Compensation expense	3,510	3,530
Transaction costs	954	1,040
Medical insurance claims	374	480
Retirement plans	2,310	2,248
Accruals not currently deductible	347	250
NOLs and attributes	289	272
Intangible asset amortization	19,782	21,888
Cumulative translation adjustment	2,820	1,218
Other	1,921	739
	35,851	34,738
Deferred tax liabilities:
Depreciation	1,085	1,411
Software development	12,400	12,957
Other	1,063	136
	14,548	14,504
Net deferred tax asset	$21,303	$20,234

The Company believes that the realization of deferred tax assets is more likely than not based upon the expectation the Company will generate the necessary taxable income in the future periods. Therefore, no valuation allowances have been provided.

The Company has provided for U.S. deferred income taxes and foreign withholding tax in the amount of $347 on undistributed earnings not considered permanently reinvested in its non-U.S. subsidiaries.  The Company has no indefinite reinvested foreign earnings and profits. As of September 30, 2015, 2014 and 2013, permanently reinvested cumulative undistributed earnings attributable to certain foreign operations were approximately $0, $0, and $13,085, respectively. The change in the indefinitely reinvested cumulative undistributed earnings from fiscal 2013 to fiscal 2014 is due to the Company no longer asserting indefinite reinvestment of any foreign earnings and profits.

As of September 30, 2015, the Company’s U.S. income tax returns for fiscal 2013 and subsequent years remained subject to examination by the Internal Revenue Service (“IRS”). During fiscal 2015, the Company received a no change audit letter from the IRS officially closing the audit of fiscal 2012. State income tax returns generally have statute of limitations for periods between three and four years from the date of filing. The Company is currently undergoing a state income tax audit. The Company does not expect the audit to have a material impact on its consolidated financial statements. The Company is not currently under audit in any foreign jurisdictions. The Company’s foreign operations have statute of limitations on the examination of tax returns for periods between two and six years.

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

A reconciliation of gross unrecognized tax benefits, exclusive of interest and penalties, is as follows:

(Dollars in Thousands)	2015	2014	2013
Balance at beginning of year	$2,917	$2,775	$2,030
Tax positions related to current year:
Gross increases	112	358	832
Tax positions related to prior periods:
Gross increases	81	65	99
Decreases related to lapse of statute of limitations	(1,117)	(281)	(186)
Balance at end of year	$1,993	$2,917	$2,775

The total amount of unrecognized tax benefits, net of federal benefit that, if recognized, would affect the effective tax rate was $1,274, $1,840 and $1,362, as of September 30, 2015, 2014 and 2013, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2015 and 2014, the gross amount of interest and penalties recorded was $316 and  $375, respectively. The Company’s unrecognized tax benefits are primarily due to intercompany allocations between jurisdictions. The amount of unrecognized tax benefits and the related interest and penalties expected to reverse within the next fiscal year is estimated to be approximately $636.

10.Credit Facility

On August 2, 2013, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with its group of lenders that provided, among other things, the extension of the expiration date from November 14, 2016 to August 2, 2018 and the increase of the accordion feature from $25,000 to $50,000.

In addition, the covenants for minimum net worth were deleted from the Credit Agreement. The leverage ratio covenants changed to a maximum 3.50 to 1.00 for the period of September 30, 2013 through June 30, 2015, and to a maximum 3.25 to 1.00 for the periods September 30, 2015 and thereafter. The fixed charge ratio covenants changed to a minimum 1.10 to 1.00 for the period of September 30, 2013 through June 30, 2015, and to a minimum 1.15 to 1.00 for the periods September 30, 2015 and thereafter. The amended terms also provide for an interest rate equal to LIBOR plus a margin of between 1.25% and 2.50% and for the base rate a margin of between 0.25% and 1.50%.

On June 30, 2014, the Company and its subsidiaries GPS and IZI (collectively, the “Borrowers”), entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”) with BMO Harris Bank N.A., as administrative agent (the “Administrative Agent”), and the lenders that are party thereto (collectively, the “Lenders”). The Amendment amended, among other things, (i) the definition of Capital Expenditures and EBITDA and (ii) kept the fixed charge coverage ratio covenant and the leverage ratio covenant constant (1.10 to 1.00 and 3.50 to 1.00, respectively) through the remainder of the term of the Credit Agreement. In connection with the Amendment, the Company paid certain amendment fees to the Lenders and certain other fees and expenses to the Administrative Agent.

On December 18, 2014, the Borrowers entered into a Consent and Amendment to the Credit Agreement (the “Consent”) with the Administrative Agent and the Lenders. The Company and the Lenders and the Administrative Agent agreed to consent, on a one time basis only, to a delay in the delivery of audited financial statements and related deliveries for fiscal 2014. The Company was required to provide its annual audited financial statements and related deliveries for fiscal 2014 only within 120 days after the end of fiscal 2014. The Company also was required to provide unaudited financial statements and related deliveries for fiscal 2014 within 90 days after the end of fiscal 2014. The Company paid a non-refundable consent fee to the Lenders in connection with the Consent.

On January 28, 2015, the Borrowers, entered into a second Consent and Amendment to the Credit Agreement (the “Second Consent”) with the Administrative Agent and the Lenders. The Company and the Lenders and the Administrative Agent agreed to consent, on a one time basis only, to a delay in the delivery of audited financial statements and related deliveries for fiscal 2014, whereby the Company was required to provide its annual audited financial statements and related deliveries for fiscal 2014 no later than February 11, 2015. The Company complied with the terms and conditions of the Second Consent.

Borrowings under the credit agreement are classified as long-term debt. The Company repaid $30,500, $43,000 and $27,187 of the borrowings under the credit facility for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. The balance outstanding under the Company’s credit agreement was $133,385 and $133,585 as of September 30, 2015 and 2014, respectively. Interest expense on the borrowings was $3,833, $3,968 and $4,320 for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. The weighted average interest rate for the base and LIBOR rate was 2.7%, 2.6% and 2.9% for fiscal 2015, 2014 and 2013, respectively. The applicable interest rate for the base and LIBOR rate separately was 4.75% and 2.69% per annum at September 30, 2015 and 4.50% and 2.65% per annum at September 30, 2014.

11.Capital Stock

The Company has two classes of capital stock, preferred and common, with a par value of $0.10 per share for each class. Of 20,000,000 common shares which are authorized, there were 9,641,532, and 9,577,874 shares of common stock issued and outstanding as of September 30, 2015 and 2014, respectively. Of 1,000,000 preferred shares which are authorized, there were no shares of preferred stock issued. Cash dividends of $1.375 per common share were declared in fiscal year 2015. As of September 30, 2015, there were accrued and unpaid dividends of $2,684. The Company has reserved 500,000 shares of common stock under the Landauer, Inc. Incentive Compensation Plan approved by shareholders on February 7, 2008.

12.Employee Benefit Plans

The Company sponsors postretirement benefit plans to provide pension, supplemental retirement funds, and medical expense reimbursement to eligible retired employees, as well as a directors’ retirement plan that provides for certain retirement benefits payable to non-employee directors. Following is a description of these benefit plans.

Defined Contribution Plans

The Company sponsors a 401(k) retirement savings plan covering substantially all Radiation Measurement U.S. full-time employees as well as substantially all of the employees of the Company’s Medical Physics and Medical Products segments. The Company also maintains a supplemental defined contribution plan for certain executives, which allows participating executives to make voluntary deferrals and provides for employer contributions at the Company’s discretion.

The plans are qualified under applicable sections of the Internal Revenue Code and allow employees to contribute a portion of their pre-tax income in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to certain limits. Amounts expensed for Company contributions under these plans during the fiscal years ended September 30, 2015, 2014 and 2013 were $1,784, $1,723 and $1,699, respectively.

Defined Benefit Plans

Historically the Company provided, to substantially all full-time employees in the U.S., a qualified noncontributory defined benefit pension plan to provide a basic replacement income benefit upon retirement. For key executives, the basic benefit was augmented with a supplemental executive retirement plan to address U.S. tax law limitations placed on the benefits under the qualified pension plan. The supplemental plan is not separately funded and costs of the plan are expensed annually. The qualified noncontributory defined benefit pension plan and the supplemental executive retirement plan were frozen in fiscal 2009 and future benefit accruals under such plans ceased. The Company formerly maintained a directors’ retirement plan that provided certain retirement benefits for non-employee directors. The directors’ plan was terminated in January 1997 and benefits accrued under the retirement plan were frozen.

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

	Pension Benefits		Other Benefits
(Dollars in Thousands)	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$38,976	$32,374	$1,299	$1,080
Service cost	-	-	51	62
Interest cost	1,554	1,500	32	50
Actuarial (gain) loss	(251)	6,307	(347)	150
Benefits paid	(1,230)	(1,205)	(22)	(43)
Benefit obligation at end of year	39,049	38,976	1,013	1,299
Change in plan assets:
Fair value of plan assets at beginning of year	24,785	23,621	-	-
Actual return on plan assets	(561)	1,967	-	-
Employer contributions	405	402	22	43
Benefits paid	(1,230)	(1,205)	(22)	(43)
Fair value of plan assets at end of year	23,399	24,785	-	-
Funded status at end of year	$(15,650)	$(14,191)	$(1,013)	$(1,299)

	Pension Benefits		Other Benefits
(Dollars in Thousands)	2015	2014	2015	2014
Amounts recognized in consolidated balance sheets:
Current liabilities – accrued pension and postretirement costs	$(398)	$(391)	$(68)	$(67)
Noncurrent liabilities – pension and postretirement obligations	(15,252)	(13,800)	(945)	(1,232)
Net amount recognized	$(15,650)	$(14,191)	$(1,013)	$(1,299)

Amounts recognized in accumulated other comprehensive income (loss):
Net loss (gain)	$13,550	$12,120	$(330)	$(30)
Net amount recognized in accumulated other comprehensive income (loss)	$13,550	$12,120	$(330)	$(30)

As of September 30, 2015 and 2014, the accumulated benefit obligation for all defined benefit pension plans was $39,049 and $38,976 respectively. Information for pension plans with an accumulated benefit obligation in excess of plan assets as of September 30 is set forth in the following table:

(Dollars in Thousands)	2015	2014
Projected benefit obligation	$39,049	$38,976
Accumulated benefit obligation	39,049	38,976
Fair value of plan assets	23,399	24,785

The components of net periodic benefit cost that were amortized from Accumulated Other Comprehensive Income were as follows:

	Pension Benefits
(Dollars in Thousands)	2015	2014	2013
Interest cost	$1,554	$1,500	$1,361
Expected return on plan assets	(1,584)	(1,508)	(1,460)
Amortization of net loss	464	194	433
Net periodic benefit cost	$434	$186	$334

	Other Benefits
(Dollars in Thousands)	2015	2014	2013
Service cost	$51	$62	$63
Interest cost	32	51	41
Amortization of net gain	(48)	(11)	(1)
Net periodic benefit cost	$35	$102	$103

Other changes in plan assets and benefit obligations recognized in other comprehensive income, pre-tax, were as follows:

	Pension Benefits
(Dollars in Thousands)	2015	2014	2013
Net loss (gain)	$1,894	$5,848	$(4,151)
Amortization of net loss	(464)	(194)	(433)
Total recognized in other comprehensive income (loss)	1,430	5,654	(4,584)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1,864	$5,840	$(4,250)

	Other Benefits
(Dollars in Thousands)	2015	2014	2013
Net (gain) loss	$(348)	$150	$(222)
Amortization of net gain	48	11	1
Total recognized in other comprehensive income (loss)	(300)	161	(221)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(265)	$263	$(118)

The estimated pre-tax amount in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over the next fiscal year for pension benefits is a net loss of $553. The estimated pre-tax amount in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over the next fiscal year for other benefits is a net gain of $39.

During fiscal 2014, the Company adopted the RP-2014 mortality tables and the Mortality Improvement Scale MP-2014 published by the Society of Actuaries’ Retirement Plans Experience Committee. The adoption of the updated mortality tables and the mortality improvement scale increased the Company’s pension liability more than $3 million.

Assumptions

The weighted-average discount rate used to determine benefit obligations at September 30, 2015 was 4.15%,  3.80%,  4.06% and 2.98% for Pension, Key Executive SERP, Manager SERP and Directors plans, respectively, which all fall under “Pension Benefits” in this footnote. The weighted-average discount rate used to determine benefit obligations under “Other Benefits” was 3.43% at September 30, 2015.

The weighted-average assumptions used to determine net periodic benefit cost for years ended September 30 were as follows:

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.14%	4.72%	3.77%	3.40%	4.72%	3.77%
Expected long-term return on plan assets	6.50%	6.50%	6.50%	na	na	na
Rate of compensation increase	na	na	na	na	na	na

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

Assumed health care cost trend rates at September 30 were as follows:

	2015	2014
Health care cost trend rate assumed for next year	10%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6%	6%
Year that the rate reaches the ultimate trend rate	2019	2018

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of September 30, 2015.

(Dollars in Thousands)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on aggregate of service and interest cost	$7	$6
Effect on postretirement benefit obligation	$77	$68

Contributions

The Company, under IRS minimum funding standards, has no required contributions to make to its defined benefit pension plan during fiscal 2016.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

(Dollars in Thousands)	Pension Benefits	Other Benefits
2016	$1,253	$69
2017	1,340	90
2018	1,542	121
2019	1,806	111
2020	1,819	104
Years 2021-2025	10,807	440

Plan Assets

The Company’s pension plan weighted-average asset allocations by asset category at September 30 were as follows:

	Plan Assets at September 30,
Asset Category:	2015	2014
Fixed income	46%	39%
Equity securities	53%	58%
Cash equivalents	1%	3%
Total	100%	100%

Plan assets for the qualified defined benefit pension plan include marketable equity securities, corporate and government debt securities, and cash and short-term investments. The plan assets are not directly invested in the Company’s common stock. The supplemental executive retirement plans and the directors’ retirement plan are not separately funded.

The plan’s investment strategy supports the objectives of the plan. These objectives are to maximize returns in order to meet long-term cash requirements within reasonable and prudent levels of risk. To achieve these objectives, the Company has established a strategic asset allocation policy which is to maintain approximately one half of plan assets in high quality fixed income securities such as investment grade bonds and short-term government securities, with the other half containing large capitalization equity securities. The plan’s objective is to periodically rebalance its assets to approximate weighted-average target asset allocations. Investments are diversified across classes and within each class to minimize the risk of large losses.

Additional information regarding fair value inputs and hierarchy is contained in Note 2. Plan assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2015
(Dollars in Thousands)	(Level 1)	(Level 2)	(Level 3)
Asset Category:
Money market accounts	$129	$-	$-
Debt securities:
Domestic	9,095	-	-
International	1,679	-	-
Equity securities:
Domestic	10,245	-	-
International	2,251	-	-
Total assets at fair value	$23,399	$-	$-

	Fair Value Measurements at September 30, 2014
(Dollars in Thousands)	(Level 1)	(Level 2)	(Level 3)
Asset Category:
Money market accounts	$150	$-	$-
Debt securities:
Corporate bonds	8,900	-	-
Government bonds	894	-	-
Equity securities:
Domestic	11,107	-	-
International	3,703	-	-
Total assets at fair value	$24,754	$-	$-

13.Commitments and Contingencies

The Company is a party to a variety of legal proceedings that arise in the ordinary course of its business. While the results of these legal proceedings cannot be predicted with certainty, the Company regularly reviews legal matters and records provisions for claims that it can estimate and are considered probable of loss. As of September 30, 2015, management believes that the final outcomes of these proceedings are not probable or estimable and there are no claims that are reasonably possible that require disclosure.

14.Stock-Based Compensation

The Company maintains stock-based compensation awards for key employees and/or non-employee directors under the Landauer, Inc. Incentive Compensation Plan (the “IC Plan”), which was approved by shareholders in February 2008. For future grants, the IC Plan replaced the previous three plans. The Company reserved 500,000 shares of its common stock for grant under the IC Plan, and shares reserved for award and unused under the previous three plans were cancelled. The IC Plan provides for grants of options to purchase the Company’s common stock, restricted stock, restricted stock units, performance shares and units, and stock appreciation rights. Shares issued upon settlement of stock-based compensation awards are issued from the Company’s authorized, unissued stock.

Stock-based compensation expense, primarily for grants of restricted stock, totaled approximately $1,583,  $2,092 and $2,634 for fiscal 2015, 2014 and 2013, respectively. The total income tax benefit recognized in the consolidated statements of operations related to expense for stock-based compensation was approximately $586, $774 and $981 during fiscal 2015, 2014 and 2013, respectively.

Restricted Share Awards

Restricted share awards consist of performance shares and time-vested restricted stock. Expense related to performance shares and restricted stock is recognized ratably over the vesting period. Restricted stock issued to eligible employees and directors under the Plans vests, to date, over a period from 1 year to 5 years, and performance shares contingently vest over various periods, depending on the nature of the performance goal. Restricted share transactions during fiscal 2015 were as follows:

	Number of Restricted Share Awards (in Thousands)	Weighted-Average Fair Value
Outstanding at October 1, 2014	86	$51.36
Granted	88	34.62
Vested	(27)	48.11
Forfeited	(20)	54.24
Outstanding at September 30, 2015	127	$39.62

As of September 30, 2015, unrecognized compensation expense related to restricted share awards totaled $3,161 and is expected to be recognized over a weighted average period of 1.49 years. The total fair value of shares vested during fiscal 2015, 2014 and 2013 was $1,453, $3,556 and $1,999, respectively.

The per share weighted average fair value of restricted shares, including restricted stock and performance shares, granted during fiscal 2015, 2014 and 2013 was $34.62,  $47.97 and $58.19, respectively.

Stock Options

Expense related to stock options issued to eligible employees and directors under the IC Plan is recognized ratably over the vesting period. Stock options generally vest over a period of 0 to 4 years and have 10-year contractual terms. A summary of stock option activity during fiscal 2015 is presented below:

	Number of Options (in Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at October 1, 2014	64	$48.35
Exercised	-	-
Forfeited	(62)	48.30
Outstanding at September 30, 2015	2	$49.88	-	$-
Exercisable at September 30, 2015	2	$49.88	-	$-

As of September 30, 2015, all outstanding stock options were vested and compensation expense related to stock options was recognized. The Company has not granted stock options subsequent to fiscal 2005. The intrinsic value of options exercised totaled $0, $34 and $216 during fiscal 2015, 2014 and 2013, respectively. The total income tax benefit recognized in the consolidated statements of operations related to the exercise of stock options was $0, $13 and $99 during fiscal 2015, 2014 and 2013, respectively.

15.Geographic Information

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

(Dollars in Thousands)	2015	2014	2013
Domestic	$120,861	$117,853	$115,959
Europe	20,538	24,966	21,559
Other countries	9,915	12,243	12,172
Consolidated revenues	$151,314	$155,062	$149,690

16.Segment Information

During fiscal 2014, the Company changed the presentation of its reporting segments to separately disclose certain ‘corporate expenses’ that had previously been reported within the Radiation Measurement segment. As a result, the current segment disclosures reflect three reporting segments (Radiation Measurement, Medical Physics and Medical Products) and one functional group  (Corporate). The factors for determining the reportable segments reflect specific markets and the products and services offered combined with the nature of the individual business traits, as well as key financial information reviewed by management.

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

The following tables summarize financial information for each reportable segment for the years ended September 30:

(Dollars in Thousands)	2015	2014	2013
Revenues by segment:
Radiation Measurement	$105,978	$113,556	$109,326
Medical Physics	35,449	32,213	30,859
Medical Products	9,887	9,293	9,505
Consolidated revenues	$151,314	$155,062	$149,690

	2015	2014	2013
Operating income (loss) by segment:
Radiation Measurement	$35,641	$38,231	$38,682
Medical Physics	3,126	1,827	3,499
Medical Products (1)	1,534	(62,572)	(21,778)
Corporate	(16,602)	(17,473)	(17,014)
Consolidated operating income (loss)	$23,699	$(39,987)	$3,389

	2015	2014	2013
Depreciation and amortization by segment:
Radiation Measurement	$10,345	$10,250	$11,357
Medical Physics	1,089	1,085	1,185
Medical Products	878	2,580	2,509
Consolidated depreciation and amortization	$12,312	$13,915	$15,051

(1)Includes goodwill and other intangible assets impairment charge of $62,188 and $22,700 in fiscal 2014 and 2013, respectively.

(Dollars in Thousands)	2015	2014
Segment assets:
Radiation Measurement	$142,850	$148,151
Medical Physics	43,677	38,851
Medical Products	48,308	48,164
Eliminations	(26,091)	(18,580)
Consolidated assets	$208,744	$216,586

17.Related Party Transactions

The Company has a minority interest in Yamasato, Fujiwara, Higa & Associates, Inc. doing business as Aquila. The Company provides dosimetry parts to Aquila for their military contract. The Company also has a 50% equity interest in Nagase.

In connection with the preparation of the consolidated financial statements for the interim periods ended March 31, 2015, the Company identified errors in its previously issued financial statements for the interim periods ended June 30, 2014. The Company did not properly report sales to related parties in its Related Party Transactions footnote. As a result of these errors, the Company understated sales to Aquila by $215 and understated sales to Nagase by $271, respectively, as previously reported for the year ended September 30, 2014. In accordance with accounting guidance presented in SAB 99, management assessed the materiality of these errors and concluded that they were not material to the Company’s financial statements for the year ended September 30, 2014.

The sales to and purchases from Aquila are reported in the table below for the fiscal years ended September 30. Sales to Aquila for the fiscal year ended September 30, 2014 has been corrected for the error discussed above.

(Dollars in Thousands)	2015	2014	2013
Sales to Aquila	$5,844	$6,271	$7,720
Purchases from Aquila	647	890	243

Balance sheet items associated with Aquila at September 30 were as follows:

(Dollars in Thousands)	2015	2014
Amounts in accounts receivable	$2,795	$3,799
Amounts in accounts payable	284	227

The sales to and purchases from Nagase are reported in the table below for the fiscal years ended September 30. Sales to Nagase for the fiscal year ended September 30, 2014 has been corrected for the error discussed above.

(Dollars in Thousands)	2015	2014	2013
Sales to Nagase	$1,924	$1,341	$296
Purchases from Nagase	1,189	1,710	3,092

Balance sheet items associated with Nagase at September 30 were as follows:

(Dollars in Thousands)	2015	2014
Amounts in accounts receivable	$769	$27
Amounts in accounts payable	33	60

18.Quarterly Financial Data (unaudited)

The following table sets forth certain consolidated statement of operations data for each of the quarters in fiscal 2015 and 2014. This information has been derived from our quarterly unaudited consolidated financial statements.

	First	Second	Third	Fourth
(Dollars in Thousands, Except per Share)	Quarter	Quarter	Quarter	Quarter	Total Year
2015
Total revenues	$37,547	$38,139	$35,467	$40,161	$151,314

Gross profit	$19,796	$19,528	$18,646	$20,759	$78,729

Operating income(2)	$6,141	$5,630	$5,111	$6,817	$23,699

Net income attributed to Landauer, Inc.	$4,377	$3,547	$4,055	$2,564	$14,543

Basic net income per share	$0.46	$0.37	$0.42	$0.27	$1.52

Diluted net income per share(2)	$0.46	$0.37	$0.42	$0.27	$1.52

Weighted average basic shares outstanding	9,446	9,493	9,509	9,533	9,511

Weighted average diluted shares outstanding	9,474	9,520	9,534	9,570	9,540

2014
Total revenues	$38,147	$39,054	$35,868	$41,993	$155,062

Gross profit	$19,762	$20,722	$17,938	$22,485	$80,907

Operating income (loss)(1) (2)	$5,425	$6,863	$(59,627)	$7,352	$(39,987)

Net income (loss) attributed to Landauer, Inc.	$3,821	$4,514	$(36,335)	$2,797	$(25,203)

Basic net income (loss) per share	$0.40	$0.47	$(3.83)	$0.31	$(2.65)

Diluted net income (loss) per share(1) (2)	$0.40	$0.47	$(3.83)	$0.31	$(2.65)

Weighted average basic shares outstanding	9,422	9,460	9,482	9,524	9,524

Weighted average diluted shares outstanding	9,467	9,501	9,482	9,572	9,524

(1)The third quarter of fiscal 2014 includes the goodwill and other intangible assets impairment charge of $62,188 and reorganization expenses of $1,558, which had an adverse impact of ($3.92)  and ($0.10), respectively, on diluted net loss per share.

(2)The fourth quarter of fiscal 2015 and fiscal 2014 includes reorganization expenses of $1,041 and $2,024, respectively, which had an adverse impact of ($0.05)  and ($0.08), respectively, on diluted net income per share.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Change in Independent Auditor

As disclosed in the Current Report on Form 8-K filed by the Company on June 1, 2015, the Audit Committee of the Board of Directors appointed BDO USA, LLP (“BDO”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2015 and dismissed PricewaterhouseCoopers LLP (“PwC”), both effective as of May 28, 2015.

PwC’s reports on the consolidated financial statements of the Company and its subsidiaries as of and for the fiscal years ended September 30, 2014 and 2013 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended September 30, 2014 and 2013, and the subsequent interim period through May 28, 2015, the date of PwC’s dismissal, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused PwC to make reference thereto in their reports for such fiscal years. There were “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K), except as disclosed in the Company’s Annual Reports on Form 10-K for the fiscal years ended September 30, 2014 and September 30, 2013 and Quarterly Reports on Form 10-Q for the quarters ending March 31, 2014, June 30, 2014, December 31, 2014 and March 31, 2015, related to the existence of material weaknesses in the Company’s internal controls over financial reporting related to the following:

•

the Company did not maintain a sufficient complement of personnel with an appropriate level of knowledge of accounting, experience and training commensurate with its financial reporting requirements; additionally, the Company did not consistently establish appropriate authorities and responsibilities in pursuit of financial reporting objectives;

•

the Company did not design effective controls over the preparation and review of its Consolidated Statement of Cash Flows. Specifically, controls were not designed to evaluate whether transactions were properly classified within the Consolidated Statement of Cash Flows, including nonrecurring transactions and adjustments pertaining to purchases of property, plant and equipment;

•

the Company did not design and maintain processes and procedures that restrict access to key financial systems and records to appropriate users and evaluate whether appropriate segregation of duties was maintained. Specifically, certain personnel had access to financial applications, programs and data beyond that needed to perform their individual job responsibilities without independent monitoring;

•

the Company did not design and implement effective risk assessment with regard to its processes and procedures commensurate with its financial reporting requirements. Specifically, the Company did not design and implement controls in response to risks of misstatement of the financial statements;

•

the Company did not maintain processes and procedures that were adequately designed, documented and executed to support the accurate and timely reporting of revenue and the related receivables. Specifically, the Company did not design and maintain effective controls to evaluate whether revenue was recognized in accordance with agreed-upon terms and conditions, including customer order entry, pricing, customer acceptance provisions, and recorded in the proper period; and

•	the Company did not design effective controls to evaluate whether cash and investments held by foreign affiliates were appropriately accounted for and classified.

PwC’s report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014, which was included in the Company’s 2014 Annual Report on Form 10-K, contained an adverse opinion thereon. The Audit Committee discussed the material weaknesses in the Company’s internal control over financial reporting with PwC, and authorized PwC to fully respond to the inquiries of BDO, the successor independent registered public accounting firm, concerning such material weaknesses.

The Company furnished a copy of the above disclosures to PwC and requested that PwC provide a letter addressed to the SEC stating whether or not it agrees with the statements made above. A copy of such letter was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2015.

During the Company’s fiscal years ended September 30, 2014 and 2013, and the subsequent interim period through May 28, 2015, the date of BDO’s appointment, neither the Company, nor anyone acting on the Company’s behalf, has consulted with BDO regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company’s consolidated financial statements, and neither where a written report or oral advice was provided to the Company by BDO that BDO concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2015 that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting.” Notwithstanding the material weaknesses discussed below, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control‑Integrated Framework (1992). Management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2015 due to the material weaknesses in the Company’s internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a  company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified and reported the following material weaknesses in the Company’s internal control over financial reporting as of September 30, 2015:

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

Consolidated Statement of Cash Flows:

•

We did not design effective controls over the preparation and review of our Consolidated Statements of Cash Flows. Specifically, controls were not designed to evaluate whether transactions were properly classified within the Consolidated Statements of Cash Flows, including nonrecurring transactions and adjustments pertaining to purchases of property, plant and equipment.

Remediation Activities:  We have improved our process over the preparation and review of our Consolidated Statements of Cash Flows to ensure completeness and accuracy over the transactions reported. We created new templates and supporting schedules that facilitate the preparation of our Consolidated Statements of Cash Flows. We also enhanced our cash flow checklist to identify the most common elements of operating, investing and financing activities, including nonrecurring transactions and adjustments. We have completed our testing of internal control effectiveness and believe this material weakness has been remediated as of September 30, 2015.

IT general controls and segregation of duties:

•

We did not design and maintain processes and procedures that restrict access to key financial systems and records to appropriate users and evaluate whether appropriate segregation of duties is maintained. Specifically, certain personnel had access to financial application, programs and data beyond that needed to perform their individual job responsibilities without independent monitoring. With the IT general controls environment ineffective, manual reviews of the completeness and accuracy of reports supporting transaction processing (and, correspondingly, supporting the controls over transaction processing) are not sufficiently designed and implemented.

Remediation Activities:  We have improved our IT general controls and segregation of duties. We adopted a new global IT general controls framework and have implemented this new framework domestically. We have begun to implement this new framework in our European entities. In addition, we removed access to financial application programs and data beyond that needed for certain personnel to perform their individual job responsibilities.

Risk Assessment - We did not design and implement an effective risk assessment with regard to our processes and procedures commensurate with our financial reporting requirements. Specifically, we did not design and implement controls in response to risks of misstatement of the financial statements. This material weakness contributed to the following control deficiencies, each of which is considered to be a material weakness:

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

Remediation Activities:    We have improved our controls to ensure the accurate and timely reporting of revenue and the related receivables, including the following:

•	Implemented procedures to identify and evaluate customer contracts with nonstandard terms;
•	Implemented quarterly processes to ensure the proper cut-off of revenue recognition;
•	Implemented standard terms and conditions;
•	Designed and implemented pricing compliance templates for custom quotes and new customers;
•	Enhanced procedures to comply with pricing pursuant to group purchasing organization contracts;
•	Established a methodology and process to estimate a reserve for credit memos; and
•	Enhanced calculations to improve the accuracy of deferred contract revenue estimates.

We commenced a formal risk assessment during fiscal 2015 to assess risks and identify, design, implement, and re-evaluate our control activities and completed the risk assessment as of September 30, 2015.

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

Remediation Activities:    We have implemented controls to evaluate the classification of cash and investments held by foreign affiliates. We also designed processes to monitor the establishment of new cash and investment accounts. We have completed our testing of internal control effectiveness and believe this material weakness has been remediated as of September 30, 2015.

Additionally, these material weaknesses could result in a misstatement of the consolidated account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2015 has been audited by BDO, an independent registered public accounting firm, as stated in their report which appears below:

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

Board of Directors and Stockholders

Landauer, Inc.

Glenwood, Illinois

We have audited Landauer, Inc.’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Landauer, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Controls and Procedures”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and described in management’s assessment:

(i) An ineffective control environment, due to a lack of a sufficient complement of personnel with an appropriate level of knowledge, experience and training commensurate with the Company’s reporting requirements, as well as (ii) the Company did not consistently establish appropriate authorities and responsibilities in pursuit of the Company’s financial reporting objectives. These material weaknesses contributed to material weaknesses related to (iii) ineffective design of processes and procedures to restrict access to key financial systems and records to appropriate users and evaluate whether appropriate segregation of duties is maintained. With the IT general controls environment ineffective, manual reviews of the completeness and accuracy of reports supporting transaction processing (and, correspondingly, supporting the controls over transaction processing) are not sufficiently designed and implemented.

(iv) An ineffective risk assessment commensurate with the Company’s financial reporting requirements. This material weakness contributed to material weaknesses related to (v) ineffective processes and procedures that were not adequately designed, documented and executed to support the accurate and timely reporting of revenue and the related receivables.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of and for the year ended September 30, 2015, and this report does not affect our report dated December 14, 2015 on those financial statements.

In our opinion, Landauer, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria.  We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Landauer, Inc. as of September 30, 2015 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the period ended September 30, 2015, and our report dated December 14, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, IL

December 14, 2015

Changes in Internal Control over Financial Reporting

We believe the following material weaknesses have been remediated as of September 30, 2015:

•

We have implemented controls over the preparation and review of our Consolidated Statements of Cash Flows to ensure completeness and accuracy over the transactions reported. Specifically, we created new templates and supporting schedules that facilitate the preparation of our Consolidated Statements of Cash Flows. We also improved our cash flow checklist to identify the most common elements of operating, investing and financing activities, including nonrecurring transactions and adjustments.

•

We have implemented controls over the evaluation and review of cash and investments held by foreign affiliates to ensure proper classification. We also improved our processes to monitor the establishment of new cash and investment accounts. Specifically, we perform a detailed review of the foreign affiliates’ cash and investment statements and bank reconciliations.

Item 9B.  Other Information.

Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

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

Item 11.    Executive Compensation.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Except for the information relating to Item 11 hereof, the information contained under the headings “Election of Directors” and “Independence of Directors” in the Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

The information contained under the heading “Fees Billed by Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements – The consolidated financial statements of Landauer, Inc. are listed under Item 8. “Financial Statements and Supplementary Data.”
(2)	Financial Statement Schedules – Schedule II – Valuation and Qualifying Accounts (shown below).
(3)	Exhibits – See Exhibit Index on pages 86 – 87.

Landauer, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Years Ended September 30,

Accounts Receivable Allowances
(Dollars in Thousands)	2015	2014	2013
Balance at beginning of period	$1,872	$1,266	$1,567
Additions:
Charged to costs and expenses	850	1,109	14
Charged to other accounts (1)	149	129	20
Deductions (2)	(1,315)	(632)	(335)
Balance at end of period	$1,556	$1,872	$1,266

(1)	Collection of accounts previously written off.
(2)	Uncollectible accounts written off.

Inventory Obsolescence Reserve
(Dollars in Thousands)	2015	2014	2013
Balance at beginning of period	$484	$398	$338
Additions:
Charged to costs and expenses	(1)	148	122
Charged to other accounts	-	-	-
Deductions(1)	(36)	(62)	(62)
Balance at end of period	$447	$484	$398

(1)	Inventory written off.

Exhibit Index

(3)(a)

Certificate of Incorporation of the Registrant, as amended through March 6,  2015, is incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

(3)(b)

Amended and Restated Bylaws of the Registrant, as amended and restated effective December 15, 2014, are incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated December 18, 2014.

(4)(a)	Specimen common stock certificate of the Registrant is incorporated by reference to Exhibit (4)(a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1997.
(10)(a)

The Landauer, Inc. Executive Special Severance Plan as amended and restated on November 12, 2014 is incorporated by reference to Exhibit (10)(a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

(10)(b)	The Landauer, Inc. Executive Severance Plan is incorporated by reference to Exhibit (10)(b) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
(10)(c)	Promotion Letter with Michael P. Kaminski, dated August 25, 2015, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 28, 2015.
(10)(d)

Employment Agreement dated September 28, 2005 between the Registrant and William E. Saxelby is incorporated by reference to Exhibit (10)(q) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

(10)(e)

Amendment dated as of May 1, 2009 to the Employment Agreement between the Registrant and William E. Saxelby is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 1, 2009.

(10)(f)

Amendment dated as of December 18, 2012 to the Employment Agreement between the Registrant and William E. Saxelby is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 18, 2012.

(10)(g)

Separation and Consulting Agreement, dated as of September 12, 2014, between the Registrant and William E. Saxelby is incorporated by reference to Exhibit (10)(f) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

(10)(h)

Offer Letter dated December 15, 2014 between the Registrant and Michael T. Leatherman is incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

(10)(i)	Letter Agreement with Michael T. Leatherman, dated August 25, 2015, is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 28, 2015.
(10)(j)	Separation Agreement between the Registrant and Michael K. Burke, dated as of June 17, 2014, is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated June 17, 2014.
(10)(k)	Employment agreement dated February 29, 1996 between the Registrant and R. Craig Yoder is incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1998.
(10)(l)

Amendment to Employment Agreement dated May 2, 2006 between the Registrant and R. Craig Yoder is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(10)(m)

Second Amendment to Employment Agreement dated February 6, 2015 between the Registrant and R. Craig Yoder is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 11, 2015.

(10)(n)	Promotion Letter with Daniel J. Fujii, dated April 15, 2015, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 21, 2015.
(10)(o)	Promotion Letter with Kara B. Venegas, dated April 15, 2015, is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated April 21, 2015.
(10)(p)	The Landauer, Inc. Incentive Compensation Plan is incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Stockholders dated January 7, 2013.
(10)(q)

The Landauer, Inc. Incentive Compensation Plan, as amended and restated on November 12, 2014, is incorporated by reference to Exhibit (10)(l) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

(10)(r)	Form of Restricted Stock Award under the Landauer, Inc. Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 7, 2008.

(10)(s)	Form of Amended Restricted Stock Award Agreement is incorporated by reference to Exhibit (10)(n) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
(10)(t)	Form of Performance Stock Award under the Landauer, Inc. Incentive Compensation Plan is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated February 7, 2008.
(10)(u)	Form of Amended Performance Stock Award Agreement is incorporated by reference to Exhibit (10)(p) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
(10)(v)

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

(10)(w)

First Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2014, among Landauer, Inc., Global Physics Solutions, Inc. and IZI Medical Products, LLC, as borrowers, BMO Harris Bank N.A., as administrative agent, and the lenders party thereto is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.

(10)(x)

Consent and Amendment to the Amended and Restated Credit Agreement, dated as of December 18, 2014, among Landauer, Inc. Global Physics Solutions, Inc. and IZI Medical Products, LLC, as borrowers, BMO Harris Bank N.A., as administrative agent, and the lenders party thereto is incorporated by reference to Exhibit (10)(s) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

(10)(y)

Second Consent and Amendment to the Amended and Restated Credit Agreement, dated as of January 28, 2015, among Landauer, Inc. Global Physics Solutions, Inc. and IZI Medical Products, LLC, as borrowers, BMO Harris Bank N.A., as administrative agent, and the lenders party thereto is incorporated by reference to Exhibit (10)(t) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

(16)

Letter from PricewaterhouseCoopers LLP addressed to the U.S. Securities and Exchange Commission, dated June 1, 2015, is incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K dated May 28, 2015.

(21)	Subsidiaries of the Registrant.
(23)(a)	Consent of BDO USA, LLP.
(23)(b)	Consent of PricewaterhouseCoopers LLP.
(31.1)	Certification of Michael P. Kaminski, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Daniel J. Fujii, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Michael P. Kaminski, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification of Daniel J. Fujii, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)

The following financial information from our Annual Report on Form 10-K for the year ended September 30, 2015, filed with the Securities and Exchange commission on December 14, 2015, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

Exhibits 10(a) through 10(u) listed above are management contracts and compensatory plans or arrangement.

Click here to enter text.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1
LANDAUER, INC.

	/s/ Daniel J. Fujii	December 14, 2015
Daniel J. Fujii
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael P. Kaminski	President, Chief Executive Officer and Director	December 14, 2015
Michael P. Kaminski	(Principal Executive Officer)

/s/ Daniel J. Fujii	Vice President, Chief Financial Officer and Secretary	December 14, 2015
Daniel J. Fujii	(Principal Financial Officer)

/s/ Kara B. Venegas	Vice President, Corporate Controller	December 14, 2015
Kara B. Venegas	(Principal Accounting Officer)

/s/ Jeffrey A. Bailey	Director	December 14, 2015
Jeffrey A. Bailey

/s/ Robert J. Cronin	Director	December 14, 2015
Robert J. Cronin	(Lead Director of the Board)

/s/ William G. Dempsey	Director	December 14, 2015
William G. Dempsey

/s/ Michael T. Leatherman	Director	December 14, 2015
Michael T. Leatherman	(Executive Chairman of the Board)

/s/ David E. Meador	Director	December 14, 2015
David E. Meador

/s/ Stephen C. Mitchell	Director	December 14, 2015
Stephen C. Mitchell

/s/ Thomas M. White	Director	December 14, 2015
Thomas M. White