Form 10-Q
period 2015-12-31
LANDAUER INC
filed 2016-02-09
CIK 825410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 5, 2016,  9,581,743 shares of common stock, par value $0.10 per share, of the registrant were outstanding.

PART I  FINANCIAL INFORMATION

Item 1.Financial Statements

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in Thousands)	December 31, 2015	September 30, 2015
Assets
Cash and cash equivalents	$9,540	$15,314
Receivables, net of allowances of $1,608 at December 31, 2015 and $1,556 at September 30, 2015	32,058	32,412
Inventories	7,195	7,035
Deferred income tax assets - current	4,862	4,871
Prepaid expenses and other current assets	2,728	2,121
Total current assets	56,383	61,753
Property, plant and equipment, at cost	105,826	104,322
Less accumulated depreciation and amortization	(59,759)	(57,955)
Property, plant and equipment, net	46,067	46,367
Equity in joint ventures	23,026	24,010
Goodwill	34,868	35,072
Intangible assets, net of accumulated amortization of $38,964 at December 31, 2015 and $38,662 at September 30, 2015	12,839	13,052
Dosimetry devices, net of accumulated depreciation of $5,508 at December 31, 2015 and $5,282 at September 30, 2015	3,411	3,562
Deferred income tax assets	16,132	16,702
Other assets	8,959	8,226
Total assets	$201,685	$208,744

Liabilities
Accounts payable	$5,165	$5,773
Dividends payable	2,710	2,684
Deferred contract revenue	13,503	13,904
Accrued compensation and related costs	6,885	8,603
Accrued severance	717	972
Other accrued expenses	7,454	6,557
Total current liabilities	36,434	38,493
Long-term debt	127,685	133,385
Pension and postretirement obligations	20,878	20,508
Deferred income tax liabilities	260	270
Uncertain income tax liabilities	2,380	2,310
Other non-current liabilities	733	1,451
Total liabilities	188,370	196,417
Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.10 par value per share, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.10 par value per share, authorized 20,000,000 shares; 9,709,519 and 9,641,532 shares issued and outstanding at December 31, 2015 and September 30, 2015, respectively	971	964
Additional paid in capital	41,918	41,531
Accumulated other comprehensive loss	(14,089)	(13,741)
Accumulated deficit	(16,590)	(17,559)
Landauer, Inc. stockholders' equity	12,210	11,195
Noncontrolling interest	1,105	1,132
Total stockholders' equity	13,315	12,327
Total Liabilities and Stockholders' Equity	$201,685	$208,744

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
(Dollars in Thousands, Except per Share)	2015	2014
Revenues:
Service revenues	$31,545	$32,057
Product revenues	4,985	5,490
Total revenues	36,530	37,547

Costs and expenses:
Service costs	16,178	15,634
Product costs	1,837	2,117
Total cost of sales	18,015	17,751

Gross profit	18,515	19,796
Selling, general and administrative	12,263	13,655
Operating income	6,252	6,141
Equity in income of joint ventures	301	696
Interest expense, net	(933)	(953)
Other (expense) income, net	(160)	251
Income before taxes	5,460	6,135
Income tax expense	1,687	1,610
Net income	3,773	4,525
Less: Net income attributed to noncontrolling interest	130	148
Net income attributed to Landauer, Inc.	$3,643	$4,377

Net income per share attributable to Landauer, Inc. shareholders:
Basic	$0.38	$0.46
Weighted average basic shares outstanding	9,460	9,446

Diluted	$0.38	$0.46
Weighted average diluted shares outstanding	9,492	9,474

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended December 31, 2015
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$3,643	$130	$3,773
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of taxes of $25	44	-	44
Unrealized gains (losses) on available-for-sale securities, net of taxes of $23	(75)	-	(75)
Foreign currency translation adjustment, net of taxes of ($162)	(317)	2	(315)
Comprehensive income	$3,295	$132	$3,427

	Three Months Ended December 31, 2014
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$4,377	$148	$4,525
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of taxes of $0	72	-	72
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0	(35)	-	(35)
Foreign currency translation adjustment, net of taxes of $954	(1,771)	(99)	(1,870)
Comprehensive income	$2,643	$49	$2,692

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Landauer, Inc. Stockholders' Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Addi-tional Paid in Capital	Accumulated Other Compre-hensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Non-Controlling Interest	Total Stock-holders' Equity
September 30, 2015	9,641,532	$964	$41,531	$(13,741)	$(17,559)	$1,132	$12,327
Stock-based compensation arrangements	67,987	7	387	-	-	-	394
Dividends	-	-	-	-	(2,674)	(159)	(2,833)
Net income	-	-	-	-	3,643	130	3,773
Foreign currency translation adjustment, net of tax	-	-	-	(317)	-	2	(315)
Unrealized gains (losses) on available-for-sale securities, net of tax	-	-	-	(75)	-	-	(75)
Defined benefit pension and postretirement plans activity, net of tax	-	-	-	44	-	-	44
December 31, 2015	9,709,519	$971	$41,918	$(14,089)	$(16,590)	$1,105	$13,315

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
(Dollars in Thousands)	2015	2014
Cash flows from operating activities:
Net income	$3,773	$4,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,797	3,078
Equity in income of joint ventures	(301)	(696)
Dividends from joint ventures	1,195	1,139
Stock-based compensation and related net tax benefits	457	437
Current and long-term deferred taxes, net	632	(1,195)
Gain on sale, disposal and abandonment of fixed assets	(9)	(3)
Gain on investments	(190)	(111)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	224	4,985
Decrease (increase) in prepaid taxes	40	(214)
Increase in other operating assets, net	(982)	(1,437)
Decrease in accounts payable and other accrued liabilities	(2,052)	(971)
Increase (decrease) in other operating liabilities, net	357	(53)
Net cash provided by operating activities	5,941	9,484

Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,534)	(1,384)
Payment of transaction expenses associated with divestiture of business	(472)	-
Other investing activities, net	(923)	(315)
Net cash used in investing activities	(2,929)	(1,699)

Cash flows from financing activities:
Long-term borrowings - loan	7,000	8,800
Long-term borrowings - repayment	(12,700)	(8,800)
Dividends paid to stockholders	(2,651)	(5,347)
Other financing activities, net	(156)	(331)
Net cash used in financing activities	(8,507)	(5,678)

Effects of foreign currency translation	(279)	(471)
Net (decrease) increase in cash and cash equivalents	(5,774)	1,636
Opening balance - cash and cash equivalents	15,314	6,761
Ending balance - cash and cash equivalents	$9,540	$8,397

Accrued capital spending included in accounts payable and other accrued liabilities	$1,153	$205

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2015

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

We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period.  Operating results for the quarter ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (the “Form 10-K”) and other financial information filed with the Securities and Exchange Commission (the “SEC”).  The September 30, 2015 balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The accounting policies followed by the Company are set forth in the Form 10-K, and there have been no changes to the accounting policies for the three-month period ended December 31, 2015.

(2)Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”)  issued new guidance for recognizing revenue from contracts with customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  In July 2015, the FASB deferred the effective date of the new revenue standard by one year.  Public companies would now be required to adopt the new guidance for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The FASB decided to allow earlier adoption of the new revenue standard, but not earlier than the original effective date.  This guidance is effective for the Company in the first quarter of fiscal 2019.  The Company is currently evaluating the impact that adoption of this guidance will have on its results of operations, financial position and liquidity.

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

In January 2016, the FASB issued guidance on the recognition and measurement of financial instruments.  This guidance retains the current accounting for classifying and measuring investments in debt securities and loans, but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation.  The guidance also changes the accounting for investments without a readily determinable fair value and that do not qualify for the practical expedient to estimate fair value.  A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments.  This guidance is effective for the Company in the first quarter of fiscal 2019.  The Company is currently evaluating the impact that adoption of this guidance will have on its results of operations, financial position and liquidity.

No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a material impact on the Consolidated Financial Statements.

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2015
(Dollars in Thousands)	Level 1	Level 2	Level 3
Asset Category
Cash equivalents	$240	$-	$-
Mutual funds	4,009	-	-
Available-for-sale securities	-	1,935	-
Total financial assets at fair value	$4,249	$1,935	$-

	Fair Value Measurements at September 30, 2015
(Dollars in Thousands)	Level 1	Level 2	Level 3
Asset Category
Cash equivalents	$272	$-	$-
Mutual funds	3,237	-	-
Available-for-sale securities	-	1,763	-
Total financial assets at fair value	$3,509	$1,763	$-

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at December 31, 2015 and September 30, 2015, measured on a recurring basis.

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

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the three months ended December 31, 2015 or fiscal year ended September 30, 2015.  There were no transfers between fair value hierarchy levels during these periods.

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

The following table sets forth the computation of net income per share:

	Three Months Ended December 31,
(Dollars in Thousands, Except per Share)	2015	2014
Basic Net Income per Share:
Net income attributed to Landauer, Inc.	$3,643	$4,377
Less: Income allocated to unvested restricted stock	18	29
Net income available to common stockholders	$3,625	$4,348
Basic weighted average shares outstanding	9,460	9,446
Net income per share - Basic	$0.38	$0.46

Diluted Net Income per Share:
Net income attributed to Landauer, Inc.	$3,643	$4,377
Less: Income allocated to unvested restricted stock	18	29
Net income available to common stockholders	$3,625	$4,348
Basic weighted average shares outstanding	9,460	9,446
Effect of dilutive securities	32	28
Diluted weighted averages shares outstanding	9,492	9,474
Net income per share - Diluted	$0.38	$0.46

Dividends paid per share	$0.275	$0.55

On December 4, 2015, the Company declared a regular quarterly cash dividend in the amount of $0.275 per share for the first quarter of fiscal 2016. The dividends were paid on January 5, 2016 to shareholders of record as of December 18, 2015.

(5)Employee Benefit Plans

The components of net periodic benefit cost for pension and other benefits were as follows:

Pension Benefits	Three Months Ended December 31,
(Dollars in Thousands)	2015	2014
Interest cost	$392	$364
Expected return on plan assets	(373)	(396)
Amortization of net loss	141	84
Net periodic benefit cost	$160	$52

Other Benefits	Three Months Ended December 31,
(Dollars in Thousands)	2015	2014
Service cost	$15	$13
Interest cost	10	8
Amortization of net gain	(4)	(12)
Net periodic benefit cost	$21	$9

The Company, under the IRS minimum funding standards, has no required contributions to make to its defined benefit pension plan during fiscal 2016.

The Company sponsors a 401(k) retirement savings plan covering substantially all of the U.S. full-time employees in the Company’s Radiation Measurement segment as well as substantially all of the employees in the Company’s Medical Physics and Medical Products segments, which may provide for employer matching contributions.  The Company also maintains a supplemental defined contribution plan for certain executives, which allows participating executives to make voluntary deferrals and provides for employer contributions at the discretion of the Company.  Amounts expensed for Company contributions under these plans during the three months ended December 31, 2015 and 2014 were $419 and $407, respectively.

(6)Goodwill and Intangible Assets

Changes in the carrying amount of goodwill, by reportable segment, for the three months ended December 31, 2015 were as follows:

(Dollars in Thousands)	Radiation Measurement	Medical Physics	Medical Products	Total
Balance as of September 30, 2015
Goodwill	$11,002	$22,611	$65,527	$99,140
Accumulated impairment losses	-	-	(64,068)	(64,068)
Balance as of September 30, 2015	$11,002	$22,611	$1,459	$35,072
Effects of foreign currency	(162)	-	(42)	(204)
Balance as of December 31, 2015
Goodwill	$10,840	$22,611	$65,485	$98,936
Accumulated impairment losses	-	-	(64,068)	(64,068)
Balance as of December 31, 2015	$10,840	$22,611	$1,417	$34,868

Intangible assets consisted of the following:

	December 31, 2015
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Intangibles Impairment Charge
Customer lists	$42,955	$33,942	$9,013	$18,657
Trademarks and tradenames	2,182	2,051	131	1,498
Licenses and patents	6,089	2,414	3,675	665
Other intangibles	577	557	20	-
Intangible assets	$51,803	$38,964	$12,839	$20,820

	September 30, 2015
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Intangibles Impairment Charge
Customer lists	$43,131	$33,716	$9,415	$18,657
Trademarks and tradenames	2,181	2,051	130	1,498
Licenses and patents	5,825	2,338	3,487	665
Other intangibles	577	557	20	-
Intangible assets	$51,714	$38,662	$13,052	$20,820

Identifiable intangible assets with finite lives are amortized over their estimated useful lives.  Intangible asset amortization expense was $555 and $563 for the three months ended December 31, 2015 and 2014, respectively.

(7)Accumulated Other Comprehensive Loss

Accumulated elements of other comprehensive loss, net of tax, are included in the stockholders’ equity section of the condensed consolidated balance sheets.  Changes in each component for the three months ended December 31 are as follows:

(Dollars in Thousands)	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Securities	Pension and Postretirement Plans	Comprehensive (Loss) Income
Balance at September 30, 2015	$(5,468)	$259	$(8,532)	$(13,741)
Other comprehensive (loss) income before reclassifications	(317)	14	-	(303)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(89)	44	(45)
Net current period other comprehensive (loss) income	(317)	(75)	44	(348)
Balance at December 31, 2015	$(5,785)	$184	$(8,488)	$(14,089)

(Dollars in Thousands)	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Securities	Pension and Postretirement Plans	Comprehensive (Loss) Income
Balance at September 30, 2014	$(2,493)	$166	$(7,821)	$(10,148)
Other comprehensive (loss) income before reclassifications	(1,771)	57	-	(1,714)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(92)	72	(20)
Net current period other comprehensive (loss) income	(1,771)	(35)	72	(1,734)
Balance at December 31, 2014	$(4,264)	$131	$(7,749)	$(11,882)

The tables below present the impact on net income of significant amounts reclassified out of each component of accumulated other comprehensive loss:

Pension and Postretirement Plans (1)	Three Months Ended December 31,
(Dollars in Thousands)	2015	2014
Amortization of net loss	$69	$72
Total before tax	69	72
Provision for income taxes	25	-
Total net of tax	$44	$72

(1)These accumulated other comprehensive loss components are included in the computation of net periodic benefit costs (refer to Note 5 of the Notes to Consolidated Financial Statements for additional details regarding employee benefit plans).

Unrealized Gains and Losses on Available-for-Sale Securities	Three Months Ended December 31,
(Dollars in Thousands)	2015	2014
Realized gains on available-for-sale securities into earnings (1)	$(105)	$(92)
Total before tax	(105)	(92)
Provision for income taxes (2)	(16)	-
Total net of tax	$(89)	$(92)

(1)This amount is reported in Interest expense, net on the Consolidated Statements of Operations

(2)This amount is reported in Income tax expense on the Consolidated Statements of Operations

(8)Income Taxes

The effective tax rates for the three months ended December 31, 2015 and 2014 were 30.9% and 26.2%, respectively. The increase in the effective tax rate was primarily due to the mix of earnings between jurisdictions with differing tax rates.  The Company believes it is reasonably possible that $640 of unrecognized tax benefits will be realized in fiscal year 2016.

(9)Segment Information

The Company is organized into three reportable business segments: Radiation Measurement, Medical Physics and Medical Products.   These segments reflect the manner in which the Company’s businesses are currently managed and represent an aggregation of services and products based on type of customer and how the businesses are marketed.  For more information regarding the nature of the Company’s services and products, see Note 16 of the Notes to Consolidated Financial Statements in the Form 10-K.

The following tables summarize financial information for each reportable segment:

	Three Months Ended December 31,
(Unaudited, Dollars in Thousands)	2015	2014
Revenues by segment:
Radiation Measurement	$24,704	$26,491
Medical Physics	9,353	8,484
Medical Products	2,473	2,572
Consolidated revenues	$36,530	$37,547

	Three Months Ended December 31,
(Unaudited, Dollars in Thousands)	2015	2014
Operating income (loss) by segment:
Radiation Measurement	$8,898	$9,384
Medical Physics	778	618
Medical Products	490	334
Corporate	(3,914)	(4,195)
Consolidated operating income	$6,252	$6,141

(Dollars in Thousands)	December 31, 2015	September 30, 2015
Segment assets:
Radiation Measurement	$136,571	$142,850
Medical Physics	44,475	43,677
Medical Products	47,907	48,308
Eliminations	(27,268)	(26,091)
Consolidated assets	$201,685	$208,744

(10)Related Party Transactions

The Company has a minority interest in Yamasato, Fujiwara, Higa & Associates, Inc. doing business as Aquila.  The Company provides dosimetry parts to Aquila for its military contract.  The Company also has a 50% equity interest in Nagase-Landauer, Ltd. (“Nagase”), a radiation measurement company in Japan.

In connection with the preparation of the consolidated financial statements for the interim periods ended March 31, 2015, the Company identified an error in its previously issued financial statements for the interim period ended December 31, 2014.  The Company did not properly report sales to related parties in its Related Party Transactions footnote.  As a result of this error, the Company understated sales to Nagase by $616 as previously reported for the three months ended December 31, 2014.  In accordance with accounting guidance presented in SAB 99, management assessed the materiality of this error and concluded that it was not material to the Company’s financial statements for the three months ended December 31, 2014.

The sales to and purchases from Aquila were as follows for the periods ended:

	Three Months Ended December 31,
(Dollars in Thousands)	2015	2014
Sales to Aquila	$396	$1,743
Purchases from Aquila	(10)	8

Balance sheet items associated with Aquila were as follows:

(Dollars in Thousands)	December 31, 2015	September 30, 2015
Amounts in accounts receivable	$2,440	$2,795
Amounts in accounts payable	54	284

The sales to and purchases from Nagase were as follows for the periods ended.  Sales to Nagase for the three months ended December 31, 2014 has been corrected for the error discussed above.

	Three Months Ended December 31,
(Dollars in Thousands)	2015	2014
Sales to Nagase	$1,098	$646
Purchases from Nagase	595	266

Balance sheet items associated with Nagase were as follows:

(Dollars in Thousands)	December 31, 2015	September 30, 2015
Amounts in accounts receivable	$881	$769
Amounts in accounts payable	160	33

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s unaudited consolidated financial condition and results of operations should be read in conjunction with the annual audited consolidated financial statements and related notes thereto.  The following discussion includes forward-looking statements that involve certain risks and uncertainties.  For additional information regarding forward-looking statements and risk factors, see “Forward-Looking Statements” herein and Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

Results of Operations

Comparison of the first fiscal quarter ended December 31, 2015 and the first fiscal quarter ended December 31, 2014

Revenues for the first fiscal quarter of 2016 were $36.5 million, a decrease of $1.0 million, or 2.7%, compared to revenues of $37.5 million for the first fiscal quarter of 2015.   Revenues in the Radiation Measurement segment decreased $1.8 million, which was primarily due to the Radon business that was divested in September 2015, resulting in a $1.6 million reduction in revenues.  In addition, unfavorable foreign currency translation rates reduced revenues by $1.2 million.  Domestic radiation Measurement services revenues increased 2.8%, partially offsetting the impact of the Radon business divestiture and the foreign currency rates.  Revenues in the Medical Physics segment increased $0.9 million, due to increased imaging services.  Revenues in the Medical Products segment were essentially flat.

Gross margin was 50.7% for the first fiscal quarter of 2016, compared with 52.8% for the first fiscal quarter of 2015.  Gross margin in the Radiation Measurement segment decreased for the first fiscal quarter of 2016 as compared to the first fiscal quarter of 2015 due to the mix of lower margin product sales.  Gross margin in the Medical Physics segment decreased for the first fiscal quarter of 2016 as compared to the first fiscal quarter of 2015 due to an increase in staffing expenses.

Selling, general and administrative expenses for the first fiscal quarter of 2016 were $12.3 million, a decrease of $1.4 million, or 10.2%, compared with $13.7 million for the first fiscal quarter of 2015.   Operating expenses in Corporate and the Radiation Measurement segment decreased $1.2 million primarily due to the Radon divestiture, the impact of foreign currency rates and lower personnel costs.

Operating income for the first fiscal quarter of 2016 was $6.2 million, compared with operating income of $6.1 million for the first fiscal quarter of 2015.   The decrease in selling, general and administrative expenses in our Radiation Measurement segment offset the impact of the lower revenues due to the Radon divestiture.

Equity in income of joint ventures for the first fiscal quarter of 2016 was $0.3 million compared with $0.7 million for the first fiscal quarter of 2015.  Product sales by our joint venture were impacted by the lower military sales.

The effective tax rates for the three months ended December 31, 2015 and 2014 were 30.9% and 26.2%, respectively.  The increase in the effective tax rate was primarily due to the mix of earnings between jurisdictions with differing tax rates.

Net income attributed to Landauer for the first fiscal quarter of 2016 was $3.6 million, compared with net income of $4.4 million in the first fiscal quarter of 2015.  The decrease in net income was driven by the divestiture of our Radon business during September 2015, resulting in a $0.4 million decrease in net income.  In addition, the higher effective tax rate impacted net income by approximately $0.3 million.

Radiation Measurement Segment

Radiation Measurement revenues for the first fiscal quarter of 2016 were $24.7 million, a decrease of $1.8 million, or 6.8%, compared with $26.5 million for the first fiscal quarter of 2015.   The decrease in revenues was primarily due to the Radon business that was divested in September 2015, resulting in a $1.6 million reduction in revenues.

Operating income for the first fiscal quarter of 2016 was $8.9 million compared with operating income of $9.4 million for the first fiscal quarter of 2015.  The decrease was primarily due to the loss of operating income from the divested Radon business, which was approximately $0.6 million for the first fiscal quarter of 2015.

Medical Physics Segment

Medical Physics revenues for the first fiscal quarter of 2016 were $9.4 million, an increase of $0.9 million, or 10.6%, compared with $8.5 million for the first fiscal quarter of 2015.  Imaging services revenue increased by $0.6 million, or 26%, driven by higher demand for the Company’s solutions for The Joint Commission’s new Diagnostic Imaging requirements that became effective for hospitals and ambulatory care centers on July 1, 2015.

Operating income for the first fiscal quarter of 2016 was $0.8 million, compared to $0.6 million for the first fiscal quarter of 2015.  The increase in operating income was primarily due to the margin on the increased sales.

Medical Products Segment

Medical Products revenues were essentially flat at  $2.5 million for the first fiscal quarter of 2016 compared with $2.6 million for the first fiscal quarter of 2015.

Medical Products had operating income of $0.5 million for the first fiscal quarter of 2016 versus operating income of $0.3 million for the first fiscal quarter of 2015.

Corporate Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses for the first fiscal quarter of 2016 were $3.9 million, a decrease of $0.3 million, or 7.1%, compared to $4.2 million for the first fiscal quarter of 2015.  The decrease was due to lower professional fees, including audit and legal fees.

Liquidity and Capital Resources

The Company’s principal source of liquidity is operating cash flows supplemented by borrowings under its credit facility.  The Company’s cash-generating capability is one of its fundamental strengths and provides it with substantial financial flexibility in meeting operating and investing needs.

The following table sets forth a summary of the Company’s cash flows:

	Three Months Ended December 31,
(Dollars in Thousands)	2015	2014
Net cash provided by (used in):
Operating activities	$5,941	$9,484
Investing activities	(2,929)	(1,699)
Financing activities	(8,507)	(5,678)
Effect of foreign currency translation	(279)	(471)
Net (decrease) increase in cash and cash equivalents	$(5,774)	$1,636

Cash provided by operating activities for the first three months of fiscal 2016 was $5.9 million, a decrease of $3.5 million over the same fiscal period in 2015.  The decrease was primarily due to the large reduction in accounts receivable, net in the first fiscal quarter of 2015  ($5.0 million) compared to a relatively small reduction in the first fiscal quarter of 2016 ($0.2 million).

Cash used in investing activities for the first three months of fiscal 2016 was $2.9 million, an increase of $1.2 million over the same fiscal period of 2015.  During the first fiscal quarter of 2016, the Company paid $0.5 million in transaction expenses related to the September 2015 divestiture of our Radon business.

Cash used in financing activities for the first three months of fiscal 2016 was $8.5 million, an increase of $2.8 million over the same fiscal period of 2015.  The increase was primarily due to higher net repayments of debt, partially offset by a reduction in dividend payments to stockholders compared to the first fiscal quarter of 2015.  As of December 31, 2015, the Company had $47.3 million of unused availability under its current $175.0 million credit facility, which the Company believes provides adequate liquidity to meet its current and anticipated obligations.  During the first three months of fiscal 2016 and 2015, the Company paid cash dividends of $2.6 million and $5.3 million, respectively.  The Company reduced its dividend payment from $0.55 per share to $0.275 per share during the third fiscal quarter of 2015.

The Company expects to meet short-term liquidity requirements (including capital expenditures) through net cash from operating activities and cash on hand.  The Company was in compliance with all covenants as of December 31, 2015.  The Company intends to use excess cash to continue to pay down the long-term debt balance.  The debt facility expires August 2, 2018.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations since the end of fiscal year 2015 through December 31, 2015.

Forward-Looking Statements

Certain matters contained in this report constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties.    These include the following, without limitation: assumptions, risks and uncertainties associated with the Company’s future performance; the Company’s development and introduction of new technologies in general; the ability to protect and utilize the Company’s intellectual property; events or circumstances which result in an impairment of assets, including but not limited to, goodwill and identifiable intangible assets; continued customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (“OSL”) technology to new platforms and formats; military and other government funding for the purchase of certain of the Company’s equipment and services; the impact on sales and pricing of certain customer group purchasing arrangements; changes in spending or reimbursement for medical products or services; the costs associated with the Company’s research and business development efforts; the usefulness of older technologies and related licenses and intellectual property; the effectiveness of and costs associated with the Company’s IT platform enhancements and investments in cyber security enhancements; the anticipated results of operations of the Company and its subsidiaries or joint ventures; valuation of the Company’s long-lived assets or reporting units relative to future cash flows; changes in pricing of services and products; changes in postal and delivery practices; the Company’s business plans; anticipated revenue and cost growth; the ability to integrate the operations of acquired businesses and to realize the expected benefits of acquisitions; the risks associated with conducting business internationally; costs incurred for potential acquisitions or similar transactions; other anticipated financial events; the effects of changing economic and competitive conditions, including instability in capital markets which could impact availability of short and long-term financing; the timing and extent of changes in interest rates; the level of borrowings; foreign exchange rates; government regulations; accreditation requirements; changes in the trading market that affect the costs of obligations under the Company’s benefit plans; and pending accounting pronouncements.    These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from what is anticipated today.    These risks and uncertainties also may result in changes to the Company’s business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses.    Additional information may be obtained by reviewing the information set forth in Item 1A. “Risk Factors” and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2015  and information contained in other reports filed by the Company, from time to time, with the SEC.  The Company does not undertake, and expressly disclaims, any duty to update any forward-looking statement whether as a result of new information, future events or changes in the Company’s expectations, except as required by law.

Item 3.quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, including changes in foreign currency exchange rates and is subject to interest rate risk related to borrowings under its existing credit facility.  These risks are set forth in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through December 31, 2015.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended.

Based upon that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as a result of the previously reported material weaknesses that existed in our internal control over financial reporting described below.

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

In prior filings, we identified and reported material weaknesses in the Company’s internal control over financial reporting, which still exist as of December 31, 2015, due to continued remediation and testing procedures.  In response to the identified material weaknesses, our management, with oversight from our audit committee, has dedicated significant resources to improve our control environment and to remedy the identified material weaknesses.

We believe that we have designed and implemented the appropriate controls to fully remediate the remaining material weaknesses.  However, the Company is required to demonstrate the effectiveness of the new processes for a sufficient period of time.  Therefore, until the actions set forth below, including the efforts to implement and test the necessary control activities we identify, are fully completed, the following material weaknesses will continue to exist.

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

Remediation Activities:    We have improved our IT general controls and segregation of duties.  We have adopted a new global IT general controls framework, and have implemented this new framework domestically.  We have begun to implement this new framework in our European entities.  In addition, we have removed access to financial application programs and data beyond that needed for certain personnel to perform their individual job responsibilities.

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

Remediation Activities:    We have improved our controls to ensure the accurate and timely reporting of revenue and the related receivables, including the following:

•	Implemented procedures to identify and evaluate customer contracts with nonstandard terms;
•	Implemented quarterly processes to ensure the proper cut-off of revenue recognition;
•	Implemented standard terms and conditions;
•	Designed and implemented pricing compliance templates for custom quotes and new customers;
•	Enhanced procedures to comply with pricing pursuant to group purchasing organization contracts;
•	Established a methodology and process to estimate a reserve for credit memos; and
•	Enhanced calculations to improve the accuracy of deferred revenue estimates.

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

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.Legal Proceedings

The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business.  The Company does not believe that any such litigation pending as of December 31, 2015, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

Item 1A.Risk Factors

Information regarding risk factors is set forth in Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through December 31, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its equity securities from the end of the preceding fiscal year through December 31, 2015 includes the deemed surrender of existing shares of Landauer common stock to the Company by stock-based compensation plan participants to satisfy the exercise price or tax liability of employee stock awards at the time of exercise or vesting.  These surrendered shares are not part of any publicly announced share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2015	608	$39.58	-	-
November 1 - November 30, 2015	278	40.83	-	-
December 1 - December 31, 2015	433	37.01	-	-
Quarter ended December 31, 2015	1,319	$39.00	-	-

Item 3.Defaults Upon Senior Securities

Not Applicable

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

Not Applicable

Item 6.Exhibits

Cer
31.1*		Certification of Michael P. Kaminski, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*		Certification of Daniel J. Fujii, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*		Certification of Michael P. Kaminski, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*		Certification of Daniel J. Fujii, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**		XBRL INSTANCE FILE

101.SCH**		XBRL SCHEMA FILE

101.CAL**		XBRL CALCULATION FILE

101.DEF**		XBRL DEFINITION FILE

101.LAB**		XBRL LABEL FILE

101.PRE**		XBRL PRESENTATION FILE

	*	Filed herewith

	**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

8
LANDAUER, INC.
(Registrant)

Date: February 9, 2016	/s/ Daniel J. Fujii
Daniel J. Fujii
Chief Financial Officer