Form 10-Q
period 2016-03-31
LANDAUER INC
filed 2016-05-09
CIK 825410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 5, 2016,  9,603,532 shares of common stock, par value $0.10 per share, of the registrant were outstanding.

PART I  FINANCIAL INFORMATION

Item 1.Financial Statements

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in Thousands)	March 31, 2016	September 30, 2015
Assets
Cash and cash equivalents	$9,213	$15,314
Receivables, net of allowances of $1,625 at March 31, 2016 and $1,556 at September 30, 2015	32,770	32,412
Inventories	7,059	7,035
Deferred income tax assets - current	5,362	4,871
Prepaid expenses and other current assets	2,592	2,121
Total current assets	56,996	61,753
Property, plant and equipment, at cost	108,132	104,322
Less accumulated depreciation and amortization	(61,452)	(57,955)
Property, plant and equipment, net	46,680	46,367
Equity in joint ventures	23,994	24,010
Goodwill	35,240	35,072
Intangible assets, net of accumulated amortization of $39,605 at March 31, 2016 and $38,662 at September 30, 2015	12,649	13,052
Dosimetry devices, net of accumulated depreciation of $5,761 at March 31, 2016 and $5,282 at September 30, 2015	3,503	3,562
Deferred income tax assets	14,379	16,702
Other assets	9,161	8,226
Total assets	$202,602	$208,744

Liabilities
Accounts payable	$4,146	$5,773
Dividends payable	2,743	2,684
Deferred contract revenue	13,894	13,904
Accrued compensation and related costs	7,127	8,603
Accrued severance	599	972
Other accrued expenses	7,503	6,557
Total current liabilities	36,012	38,493
Long-term debt	125,985	133,385
Pension and postretirement obligations	20,883	20,508
Deferred income tax liabilities	269	270
Uncertain income tax liabilities	2,407	2,310
Other non-current liabilities	308	1,451
Total liabilities	185,864	196,417
Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.10 par value per share, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.10 par value per share, authorized 20,000,000 shares; 9,734,340 and 9,641,532 shares issued and outstanding at March 31, 2016 and September 30, 2015, respectively	973	964
Additional paid in capital	42,489	41,531
Accumulated other comprehensive loss	(12,898)	(13,741)
Accumulated deficit	(14,981)	(17,559)
Landauer, Inc. stockholders' equity	15,583	11,195
Noncontrolling interest	1,155	1,132
Total stockholders' equity	16,738	12,327
Total Liabilities and Stockholders' Equity	$202,602	$208,744

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands, Except per Share)	2016	2015	2016	2015
Revenues:
Service revenues	$33,162	$32,242	$64,707	$64,299
Product revenues	4,920	5,897	9,905	11,387
Total revenues	38,082	38,139	74,612	75,686

Costs and expenses:
Service costs	16,498	16,158	32,676	31,792
Product costs	1,829	2,453	3,666	4,570
Total cost of sales	18,327	18,611	36,342	36,362

Gross profit	19,755	19,528	38,270	39,324
Selling, general and administrative	12,538	13,898	24,801	27,553
Operating income	7,217	5,630	13,469	11,771
Equity in income of joint ventures	252	680	553	1,376
Interest expense, net	(1,129)	(964)	(2,062)	(1,917)
Other (expense) income, net	103	(485)	(57)	(234)
Income before taxes	6,443	4,861	11,903	10,996
Income tax expense	2,005	1,180	3,692	2,790
Net income	4,438	3,681	8,211	8,206
Less: Net income attributed to noncontrolling interest	159	134	289	282
Net income attributed to Landauer, Inc.	$4,279	$3,547	$7,922	$7,924

Net income per share attributable to Landauer, Inc. shareholders:
Basic	$0.45	$0.37	$0.83	$0.83
Weighted average basic shares outstanding	9,518	9,493	9,483	9,464

Diluted	$0.45	$0.37	$0.83	$0.83
Weighted average diluted shares outstanding	9,550	9,520	9,516	9,492

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31, 2016			Six Months Ended March 31, 2016
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$4,279	$159	$4,438	$7,922	$289	$8,211
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of taxes of $76 and $101, respectively	128	-	128	172	-	172
Unrealized gains (losses) on available-for-sale securities, net of taxes of $22 and ($1), respectively	83	-	83	8	-	8
Foreign currency translation adjustment, net of taxes of $519 and $357, respectively	980	22	1,002	663	24	687
Comprehensive income	$5,470	$181	$5,651	$8,765	$313	$9,078

	Three Months Ended March 31, 2015			Six Months Ended March 31, 2015
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$3,547	$134	$3,681	$7,924	$282	$8,206
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of taxes of $53	19	-	19	91	-	91
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0	37	-	37	2	-	2
Foreign currency translation adjustment, net of taxes of $1,103 and $2,057, respectively	(1,927)	(99)	(2,026)	(3,698)	(198)	(3,896)
Comprehensive income	$1,676	$35	$1,711	$4,319	$84	$4,403

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Landauer, Inc. Stockholders' Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Addi-tional Paid in Capital	Accumulated Other Compre-hensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Non- Controlling Interest	Total Stock- holders' Equity
September 30, 2015	9,641,532	$964	$41,531	$(13,741)	$(17,559)	$1,132	$12,327
Stock-based compensation arrangements	92,808	9	958	-	-	-	967
Dividends	-	-	-	-	(5,344)	(290)	(5,634)
Net income	-	-	-	-	7,922	289	8,211
Foreign currency translation adjustment, net of tax	-	-	-	663	-	24	687
Unrealized gains (losses) on available-for-sale securities, net of tax	-	-	-	8	-	-	8
Defined benefit pension and postretirement plans activity, net of tax	-	-	-	172	-	-	172
March 31, 2016	9,734,340	$973	$42,489	$(12,898)	$(14,981)	$1,155	$16,738

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
(Dollars in Thousands)	2016	2015
Cash flows from operating activities:
Net income	$8,211	$8,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,661	6,092
Equity in income of joint ventures	(553)	(1,376)
Dividends from joint ventures	1,195	1,144
Stock-based compensation and related net tax benefits	1,144	873
Current and long-term deferred taxes, net	1,076	(1,792)
Gain on sale, disposal and abandonment of fixed assets	12	124
Gain on investments	(221)	(189)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(276)	2,923
Decrease (increase) in prepaid taxes	39	(385)
(Increase) decrease in other operating assets, net	(842)	347
Decrease in accounts payable and other accrued liabilities	(2,779)	(1,002)
Increase (decrease) in other operating liabilities, net	143	(108)
Net cash provided by operating activities	12,810	14,857

Cash flows from investing activities:
Acquisition of property, plant and equipment	(4,278)	(3,063)
Payment of transaction expenses associated with divestiture of business	(472)	-
Other investing activities, net	(1,232)	147
Net cash used in investing activities	(5,982)	(2,916)

Cash flows from financing activities:
Long-term borrowings - loan	11,000	16,300
Long-term borrowings - repayment	(18,400)	(15,300)
Dividends paid to stockholders	(5,286)	(10,599)
Other financing activities, net	(155)	(321)
Net cash used in financing activities	(12,841)	(9,920)

Effects of foreign currency translation	(88)	(358)
Net (decrease) increase in cash and cash equivalents	(6,101)	1,663
Opening balance - cash and cash equivalents	15,314	6,761
Ending balance - cash and cash equivalents	$9,213	$8,424

Accrued capital spending included in accounts payable and other accrued liabilities	$783	$2,272

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016

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

We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period.  Operating results for the three and six month periods  ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016.

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

The accounting policies followed by the Company are set forth in the Form 10-K, and there have been no changes to the accounting policies for the six-month period ended March 31, 2016.

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

In February 2016, the FASB issued guidance on the accounting treatment for leases.  This guidance will require all leases with durations greater than twelve months to be recognized on the balance sheet of the lessee.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  This guidance is effective for the Company in the first quarter of fiscal 2020, although early adoption is permitted.  The Company is currently evaluating the impact that adoption of this guidance will have on its results of operations, financial position and liquidity.

In March 2016, the FASB issued guidance on the accounting for equity method investments.  This standard eliminates the requirement that when an existing cost method investment qualifies for the use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods.  Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive income/(loss) (“AOCI”) will be recognized through earnings.  The standard is effective for the Company in the first quarter of fiscal 2018, although early adoption is permitted.  The Company is currently evaluating the impact that adoption of this guidance will have on its results of operations, financial position and liquidity.

In March 2016, the FASB issued new guidance to improve the accounting for share-based payments.  This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies.  The guidance also clarifies the statement of cash flows presentation for certain components of share-based awards.  The standard is effective for the Company in the first quarter of fiscal 2018, although early adoption is permitted.  The Company is currently evaluating the impact that adoption of this guidance will have on its results of operations, financial position and liquidity.

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2016
(Dollars in Thousands)	Level 1	Level 2	Level 3
Asset Category
Cash equivalents	$500	$-	$-
Mutual funds	3,710	-	-
Available-for-sale securities	-	2,341	-
Total financial assets at fair value	$4,210	$2,341	$-

	Fair Value Measurements at September 30, 2015
(Dollars in Thousands)	Level 1	Level 2	Level 3
Asset Category
Cash equivalents	$272	$-	$-
Mutual funds	3,237	-	-
Available-for-sale securities	-	1,763	-
Total financial assets at fair value	$3,509	$1,763	$-

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at March 31, 2016 and September 30, 2015, measured on a recurring basis.

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

The Company’s long-term debt is classified as Level 2.  The carrying amount of the Company’s long-term debt is the approximated fair value, as the stated interest rates were variable in relation to prevailing market rates.

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

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the six months ended March 31, 2016 or fiscal year ended September 30, 2015.  There were no transfers between fair value hierarchy levels during these periods.

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

The following table sets forth the computation of net income per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands, Except per Share)	2016	2015	2016	2015
Basic Net Income per Share:
Net income attributed to Landauer, Inc.	$4,279	$3,547	$7,922	$7,924
Less: Income allocated to unvested restricted stock	21	18	39	47
Net income available to common stockholders	$4,258	$3,529	$7,883	$7,877
Basic weighted average shares outstanding	9,518	9,493	9,483	9,464
Net income per share - Basic	$0.45	$0.37	$0.83	$0.83

Diluted Net Income per Share:
Net income attributed to Landauer, Inc.	$4,279	$3,547	$7,922	$7,924
Less: Income allocated to unvested restricted stock	21	18	39	47
Net income available to common stockholders	$4,258	$3,529	$7,883	$7,877
Basic weighted average shares outstanding	9,518	9,493	9,483	9,464
Effect of dilutive securities	32	27	33	28
Diluted weighted averages shares outstanding	9,550	9,520	9,516	9,492
Net income per share - Diluted	$0.45	$0.37	$0.83	$0.83

Dividends paid per share	$0.275	$0.275	$0.55	$0.825

On February 18, 2016, the Company declared a regular quarterly cash dividend in the amount of $0.275 per share for the second quarter of fiscal 2016. The dividends were paid on April 4, 2016 to shareholders of record as of March 18, 2016.

(5)Employee Benefit Plans

The components of net periodic benefit cost for pension and other benefits were as follows:

Pension Benefits	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2016	2015	2016	2015
Interest cost	$393	$364	$785	$728
Expected return on plan assets	(374)	(396)	(747)	(792)
Amortization of net loss	140	84	281	168
Net periodic benefit cost	$159	$52	$319	$104

Other Benefits	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2016	2015	2016	2015
Service cost	$15	$12	$30	$25
Interest cost	9	8	19	16
Amortization of net gain	(4)	(12)	(8)	(24)
Net periodic benefit cost	$20	$8	$41	$17

The Company, under the IRS minimum funding standards, has no required contributions to make to its defined benefit pension plan during fiscal 2016.

The Company sponsors a 401(k) retirement savings plan covering substantially all of the U.S. full-time employees in the Company’s Radiation Measurement segment as well as substantially all of the employees in the Company’s Medical Physics and Medical Products segments, which provides for certain employer matching contributions.  The Company also maintains a supplemental defined contribution plan for certain executives, which allows participating executives to make voluntary deferrals and provides for employer contributions at the discretion of the Company.  Amounts expensed for Company contributions under these plans during the three months ended March 31, 2016 and 2015 were $499 and $442, respectively.  Amounts expensed for Company contributions under these plans during the six months ended March 31, 2016 and 2015 were $918 and $849, respectively.

(6)Goodwill and Intangible Assets

Changes in the carrying amount of goodwill, by reportable segment, for the six months ended March 31, 2016 were as follows:

(Dollars in Thousands)	Radiation Measurement	Medical Physics	Medical Products	Total
Balance as of September 30, 2015
Goodwill	$11,002	$22,611	$65,527	$99,140
Accumulated impairment losses	-	-	(64,068)	(64,068)
Balance as of September 30, 2015	$11,002	$22,611	$1,459	$35,072
Effects of foreign currency	159	-	9	168
Balance as of March 31, 2016
Goodwill	$11,161	$22,611	$65,536	$99,308
Accumulated impairment losses	-	-	(64,068)	(64,068)
Balance as of March 31, 2016	$11,161	$22,611	$1,468	$35,240

Intangible assets consisted of the following:

	March 31, 2016
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Intangibles Impairment Charge
Customer lists	$43,198	$34,496	$8,702	$18,657
Trademarks and tradenames	2,183	2,051	132	1,498
Licenses and patents	6,296	2,501	3,795	665
Other intangibles	577	557	20	-
Intangible assets	$52,254	$39,605	$12,649	$20,820

	September 30, 2015
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Intangibles Impairment Charge
Customer lists	$43,131	$33,716	$9,415	$18,657
Trademarks and tradenames	2,181	2,051	130	1,498
Licenses and patents	5,825	2,338	3,487	665
Other intangibles	577	557	20	-
Intangible assets	$51,714	$38,662	$13,052	$20,820

Identifiable intangible assets with finite lives are amortized over their estimated useful lives.  Intangible asset amortization expense was $568 and $1,123 for the three and six months ended March 31, 2016, respectively, and was $558 and $1,121 for the three and six months ended March 31,  2015, respectively.

(7)Accumulated Other Comprehensive Loss

Accumulated elements of other comprehensive loss, net of tax, are included in the stockholders’ equity section of the condensed consolidated balance sheets.  Changes in each component for the six months ended March 31 are as follows:

(Dollars in Thousands)	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Securities	Pension and Postretirement Plans	Comprehensive (Loss) Income
Balance at September 30, 2015	$(5,468)	$259	$(8,532)	$(13,741)
Other comprehensive (loss) income before reclassifications	663	97	-	760
Amounts reclassified from accumulated other comprehensive (loss) income	-	(89)	172	83
Net current period other comprehensive (loss) income	663	8	172	843
Balance at March 31, 2016	$(4,805)	$267	$(8,360)	$(12,898)

(Dollars in Thousands)	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Securities	Pension and Postretirement Plans	Comprehensive (Loss) Income
Balance at September 30, 2014	$(2,493)	$166	$(7,821)	$(10,148)
Other comprehensive (loss) income before reclassifications	(3,698)	101	-	(3,597)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(99)	91	(8)
Net current period other comprehensive (loss) income	(3,698)	2	91	(3,605)
Balance at March 31, 2015	$(6,191)	$168	$(7,730)	$(13,753)

The tables below present the impact on net income of significant amounts reclassified out of each component of accumulated other comprehensive loss:

Pension and Postretirement Plans (1)	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2016	2015	2016	2015
Amortization of net loss	$204	$72	$273	$144
Total before tax	204	72	273	144
Provision for income taxes	76	53	101	53
Total net of tax	$128	$19	$172	$91

(1)These accumulated other comprehensive loss components are included in the computation of net periodic benefit costs (refer to Note 5 of the Notes to Consolidated Financial Statements for additional details regarding employee benefit plans).

Unrealized Gains and Losses on Available-for-Sale Securities	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2016	2015	2016	2015
Realized gains on available-for-sale securities into earnings (1)	$-	$(7)	$(105)	$(99)
Total before tax	-	(7)	(105)	(99)
Provision for income taxes (2)	-	-	(16)	-
Total net of tax	$-	$(7)	$(89)	$(99)

(1)This amount is reported in Interest expense, net on the Consolidated Statements of Operations

(2)This amount is reported in Income tax expense on the Consolidated Statements of Operations

(8)Income Taxes

The effective tax rates for the three months ended March 31, 2016 and 2015 were 31.1% and 24.3%, respectively. The increase in the effective tax rate was primarily due to the mix of earnings between jurisdictions with differing tax rates.    The effective tax rates for the six months ended March 31, 2016 and 2015 were 31.0% and 25.4%, respectively.  The increase in the effective tax rate was primarily due to the mix of earnings between jurisdictions with differing tax rates, estimated foreign tax credit, and ratio of permanent items versus a lower overall forecasted pretax.    The Company believes it is reasonably possible that $645 thousand of unrecognized tax benefits will be realized in fiscal year 2016.

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

The following tables summarize financial information for each reportable segment:

	Three Months Ended March 31,		Six Months Ended March 31,
(Unaudited, Dollars in Thousands)	2016	2015	2016	2015
Revenues by segment:
Radiation Measurement	$25,520	$27,246	$50,224	$53,737
Medical Physics	10,033	8,561	19,386	17,045
Medical Products	2,529	2,332	5,002	4,904
Consolidated revenues	$38,082	$38,139	$74,612	$75,686

	Three Months Ended March 31,		Six Months Ended March 31,
(Unaudited, Dollars in Thousands)	2016	2015	2016	2015
Operating income (loss) by segment:
Radiation Measurement	$9,969	$9,414	$18,867	$18,798
Medical Physics	918	321	1,696	939
Medical Products	432	244	922	578
Corporate	(4,102)	(4,349)	(8,016)	(8,544)
Consolidated operating income	$7,217	$5,630	$13,469	$11,771

(Dollars in Thousands)	March 31, 2016	September 30, 2015
Segment assets:
Radiation Measurement	$138,156	$142,850
Medical Physics	45,094	43,677
Medical Products	47,770	48,308
Eliminations	(28,418)	(26,091)
Consolidated assets	$202,602	$208,744

(10)Related Party Transactions

The Company has a minority interest in Yamasato, Fujiwara, Higa & Associates, Inc. doing business as Aquila.  The Company provides dosimetry parts to Aquila for its military contract.  The Company also has a 50% equity interest in Nagase-Landauer, Ltd. (“Nagase”), a radiation measurement company in Japan.

The sales to and purchases from Aquila were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2016	2015	2016	2015
Sales to Aquila	$18	$1,870	$414	$3,673
Purchases from Aquila	214	23	204	31

Balance sheet items associated with Aquila were as follows:

(Dollars in Thousands)	March 31, 2016	September 30, 2015
Amounts in accounts receivable	$1,919	$2,795
Amounts in accounts payable	173	284

The sales to and purchases from Nagase were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2016	2015	2016	2015
Sales to Nagase	$1,196	$109	$2,294	$755
Purchases from Nagase	99	196	694	462

Balance sheet items associated with Nagase were as follows:

(Dollars in Thousands)	March 31, 2016	September 30, 2015
Amounts in accounts receivable	$819	$769
Amounts in accounts payable	51	33

(11)Subsequent Event

The Company divested its Medical Products business on May 3, 2016 for gross cash proceeds of $12 million.  The assets of the Medical Products business represent approximately 4% of the Company’s consolidated assets, and the revenues of the Medical Products business represent approximately 7% of the Company’s consolidated revenues.  The Company has evaluated whether this divestiture qualifies as a discontinued operation pursuant to FASB Accounting Standards Codification 205-20 “Discontinued Operations.”  The Company has concluded that the divestiture of the Medical Products business does not represent a strategic shift and is therefore not considered a discontinued operation, and is not material to be shown as assets held for sale as of March 31, 2016.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s unaudited consolidated financial condition and results of operations should be read in conjunction with the annual audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K.  The following discussion includes forward-looking statements that involve certain risks and uncertainties.  For additional information regarding forward-looking statements and risk factors, see “Forward-Looking Statements” herein and Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

Results of Operations

Comparison of the second fiscal quarter ended March 31, 2016 and the second fiscal quarter ended March 31, 2015

Revenues for the second fiscal quarter of 2016 were flat at $38.1 million, the same as revenues for the second fiscal quarter of 2015.  Revenues in the Radiation Measurement segment decreased $1.7 million, which was primarily due to the Radon business that was divested in September 2015, resulting in a $1.6 million reduction in revenues.  In addition, unfavorable foreign currency translation rates reduced revenues by $0.6 million.  Domestic Radiation Measurement services revenues increased 5.0%, partially offsetting the impact of the Radon business divestiture and the foreign currency rates.    Revenues in the Medical Physics segment increased $1.4 million, due to increased imaging services.  Revenues in the Medical Products segment increased $0.2 million.

Gross margin was 51.9% for the second fiscal quarter of 2016, compared with 51.2% for the second fiscal quarter of 2015. Gross margin in the Radiation Measurement and Medical Physics segments increased for the second fiscal quarter of 2016 as compared to the second fiscal quarter of 2015 due to a favorable mix of higher margin service revenues.

Selling, general and administrative expenses for the second fiscal quarter of 2016 were $12.5 million, a decrease of $1.4 million, or 10.1%, compared with $13.9 million for the second fiscal quarter of 2015.  Operating expenses in Corporate and the Radiation Measurement segment decreased $1.2 million primarily due to professional fees, the Radon divestiture and the impact of foreign currency rates.

Operating income for the second fiscal quarter of 2016 was $7.2 million, compared with operating income of $5.6 million for the second fiscal quarter of 2015.  Operating income increased due to the higher gross margins as well as the decrease in selling, general and administrative expenses.

Equity in income of joint ventures decreased to $0.3 million for the second fiscal quarter of 2016 from $0.7 million for the second fiscal quarter of 2015 due to lower profit on product sales to our joint venture in Japan.

The effective tax rates for the second fiscal quarter of 2016 and 2015 were 31.1% and 24.3%, respectively.  The increase in the effective tax rate was primarily due to the mix of earnings between jurisdictions with differing tax rates.

Net income attributed to Landauer for the second fiscal quarter of 2016 was $4.3 million, compared with net income of $3.5 million in the second fiscal quarter of 2015.  The increase in net income was driven by stronger operating margins, partially offset by a higher effective tax rate.

Radiation Measurement Segment

Radiation Measurement revenues for the second fiscal quarter of 2016 were $25.5 million, a decrease of $1.7 million, or 6.3%, compared with $27.2 million for the second fiscal quarter of 2015.  The decrease in revenues was primarily due to the Radon business that was divested in September 2015, resulting in a $1.6 million reduction in revenues.  In addition, unfavorable foreign currency translation rates reduced revenues by $0.6 million.  Domestic Radiation Measurement services revenues increased 5.0%, partially offsetting the impact of the Radon business divestiture and the foreign currency rates.

Operating income for the second fiscal quarter of 2016 increased to $10.0 million from $9.4 million for the second fiscal quarter of 2015 due to lower operating expenses.  Personnel expenses have decreased as a result of the management restructuring in the fourth fiscal quarter of 2015.  In addition, outside research and development expenses have decreased.

Medical Physics Segment

Medical Physics revenues for the second fiscal quarter of 2016 were $10.0 million, an increase of $1.4 million, or 16.3%, compared with $8.6 million for the second fiscal quarter of 2015.  Imaging services revenue increased by $0.8 million, or 33.3%, driven by higher demand for the Company’s solutions for The Joint Commission’s new Diagnostic Imaging requirements that became effective for hospitals and ambulatory care centers on July 1, 2015.

Operating income for the second fiscal quarter of 2016 was $0.9 million, compared to $0.3 million for the second fiscal quarter of 2015.  The increase in operating income was primarily due to the margin on the increased revenues.

Medical Products Segment

Medical Products revenues increased to $2.5 million for the second fiscal quarter of 2016 from $2.3 million for the second fiscal quarter of 2015.

Medical Products operating income increased to $0.4 million for the second fiscal quarter of 2016 from $0.2 million for the second fiscal quarter of 2015 due to the margin on the increased revenues.

Corporate Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses for the second fiscal quarter of 2016 were $4.1 million, a decrease of $0.2 million, or 4.7%, compared to $4.3 million for the second fiscal quarter of 2015.  The decrease was due to lower professional fees, including audit and legal fees.

Comparison of the six months ended March 31, 2016 and the six months ended March 31, 2015

Revenues for the first six months of fiscal 2016 were $74.6 million, a decrease of $1.1 million, or 1.5%, compared to revenues of $75.7 million for the first six months of fiscal 2015.  Revenues in the Radiation Measurement segment decreased $3.5 million, which was primarily due to the Radon business that was divested in September 2015, resulting in a $3.2 million reduction in revenues.  In addition, unfavorable foreign currency translation rates reduced revenues by $1.8 million.  Domestic Radiation Measurement services revenues increased 3.8%, partially offsetting the impact of the Radon business divestiture and the foreign currency rates.  Revenues in the Medical Physics segment increased $2.4 million, due to increased imaging services.  Revenues in the Medical Products segment were essentially flat with an increase of $0.1 million.

Gross margin was 51.3% for the first six months of fiscal 2016, compared with 52.0% for the first six months of fiscal 2015.  Gross margins in the Radiation Measurement segment have increased to 62.1% for the first six months of fiscal 2016 from 61.2% for the first six months of fiscal 2015.  However, consolidated gross margins have decreased due to the $3.5 million decrease in revenues in our high margin Radiation Measurement segment.

Selling, general and administrative expenses for the first six months of fiscal 2016 were $24.8 million, a decrease of $2.8 million, or 10.1%, compared with $27.6 million for the first six months of fiscal 2015.  Operating expenses in Corporate and the Radiation Measurement segment decreased $2.3 million primarily due to professional fees, the Radon divestiture and the impact of foreign currency rates.

Operating income for the first six months of fiscal 2016 was $13.5 million, compared with operating income of $11.8 million for the first six months of fiscal 2015.  The decrease in Corporate and Radiation Measurement selling, general and administrative expenses offset the impact of the lower revenues in the Radiation Measurement segment.

Equity in income of joint ventures for the first six months of fiscal 2016 was $0.6 million compared with $1.4 million for the first six months of fiscal 2015.  Product sales by our joint venture, Aquila, were impacted by the timing of military sales.  In addition, equity in income of joint ventures decreased due to lower profit on product sales to our joint venture in Japan.

The effective tax rates for the first six months of fiscal 2016 and 2015 were 31.0% and 25.4%, respectively.  The increase in the effective tax rate was primarily due to the mix of earnings between jurisdictions with differing tax rates.

Net income attributed to Landauer for the first six months of fiscal 2016 was $7.9 million, the same as net income of $7.9 million in the first six months of fiscal 2015.  The increase in operating income was offset by the decrease in equity in income of joint ventures and by the impact of the higher effective tax rate.

Radiation Measurement Segment

Radiation Measurement revenues for the first six months of fiscal 2016 were $50.2 million, a decrease of $3.5 million, or 6.5%, compared with $53.7 million for the first six months of fiscal 2015.  The decrease in revenues was primarily due to the Radon business that was divested in September 2015, resulting in a $3.2 million reduction in revenues.  In addition, unfavorable foreign currency translation rates reduced revenues by $1.8 million.  Domestic Radiation Measurement services revenues increased 3.8%, partially offsetting the impact of the Radon business divestiture and the foreign currency rates.

Operating income for the first six months of fiscal 2016 was $18.9 million compared with operating income of $18.8 million for the first six months of fiscal 2015.  The decrease in selling, general and administrative expenses offset the impact of the lower revenues.

Medical Physics Segment

Medical Physics revenues for the first six months of fiscal 2016 were $19.4 million, an increase of $2.4 million, or 14.1%, compared with $17.0 million for the first six months of fiscal 2015.  Imaging services revenue increased by $1.5 million, or 31.9%, driven by higher demand for the Company’s solutions for The Joint Commission’s new Diagnostic Imaging requirements that became effective for hospitals and ambulatory care centers on July 1, 2015.

Operating income for the first six months of fiscal 2016 was $1.7 million, compared to $0.9 million for first six months of fiscal 2015.  The increase in operating income was primarily due to the margin on the increased sales.

Medical Products Segment

Medical Products revenues were essentially flat at $5.0 million for the first six months of fiscal 2016 compared with $4.9 million for the first six months of fiscal 2015.

Medical Products had operating income of $0.9 million for the first six months of fiscal 2016 versus operating income of $0.6 million for the first six months of fiscal 2015.

Corporate Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses for the first six months of fiscal 2016 were $8.0 million, a decrease of $0.5 million, or 5.9%, compared to $8.5 million for the first six months of fiscal 2015.  The decrease was due to lower professional fees, including audit and legal fees.

Liquidity and Capital Resources

The Company’s principal source of liquidity is operating cash flows supplemented by borrowings under its credit facility.  The Company’s cash-generating capability is one of its fundamental strengths and provides it with substantial financial flexibility in meeting operating and investing needs.

The following table sets forth a summary of the Company’s cash flows:

	Six Months Ended March 31,
(Dollars in Thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$12,810	$14,857
Investing activities	(5,982)	(2,916)
Financing activities	(12,841)	(9,920)
Effect of foreign currency translation	(88)	(358)
Net (decrease) increase in cash and cash equivalents	$(6,101)	$1,663

Cash provided by operating activities for the first six months of fiscal 2016 was $12.8 million, a decrease of $2.1 million over the same fiscal period in 2015.  The decrease was primarily due to the large reduction in accounts receivable, net in the first six months of fiscal 2015  ($2.9 million) compared to a relatively small reduction in the first six months of fiscal 2016 ($0.3 million).

Cash used in investing activities for the first six months of fiscal 2016 was $6.0 million, an increase of $3.1 million over the same fiscal period of 2015.  The increase was primarily due to higher capital spending of $1.3 million related to IT infrastructure and an increase in investments of $0.8 million.  The Company also paid $0.5 million in transaction expenses related to the September 2015 divestiture of our Radon business during the first six months of fiscal 2016.

Cash used in financing activities for the first six months of fiscal 2016 was $12.8 million, an increase of $2.9 million over the same fiscal period of 2015.  The increase was primarily due to higher net repayments of debt, partially offset by a reduction in dividend payments to stockholders compared to the first six months of 2015.  As of March 31, 2016, the Company had $49.0 million of unused availability under its current $175.0 million credit facility, which the Company believes provides adequate liquidity to meet its current and anticipated obligations.  During the first six months of fiscal 2016 and 2015, the Company paid cash dividends of $5.3 million and $10.6 million, respectively.  The Company reduced its dividend payment from $0.55 per share to $0.275 per share during the third fiscal quarter of 2015.

The Company expects to meet short-term liquidity requirements (including capital expenditures) through net cash from operating activities and cash on hand.  The Company was in compliance with all covenants under the credit facility as of March 31, 2016.  The Company intends to use excess cash to continue to pay down the long-term debt balance.  The debt facility expires August 2, 2018.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations since the end of fiscal year 2015 through March 31, 2016.

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

Item 3.quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, including changes in foreign currency exchange rates and is subject to interest rate risk related to borrowings under its existing credit facility.  These risks are set forth in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through March 31, 2016.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended.

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

In prior filings, we identified and reported material weaknesses in the Company’s internal control over financial reporting, which still exist as of March 31, 2016, due to continued remediation and testing procedures.  In response to the identified material weaknesses, our management, with oversight from our audit committee, has dedicated significant resources to improve our control environment and to remedy the identified material weaknesses.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.Legal Proceedings

The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business.  The Company does not believe that any such litigation pending as of March 31, 2016, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

Item 1A.Risk Factors

Information regarding risk factors is set forth in Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through March 31, 2016.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its equity securities from the end of the preceding fiscal year through March 31, 2016 includes the deemed surrender of existing shares of Landauer common stock to the Company by stock-based compensation plan participants to satisfy the exercise price or tax liability of employee stock awards at the time of exercise or vesting.  These surrendered shares are not part of any publicly announced share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2015	608	$39.58	-	-
November 1 - November 30, 2015	278	40.83	-	-
December 1 - December 31, 2015	433	37.01	-	-
Quarter ended December 31, 2015	1,319	$39.00	-	-
January 1 - January 31, 2016	-	$-	-	-
February 1 - February 29, 2016	342	29.12	-	-
March 1 - March 31, 2016	-	-	-	-
Quarter ended March 31, 2016	342	$29.12	-	-

Item 3.Defaults Upon Senior Securities

Not Applicable

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

Not Applicable

Item 6.Exhibits

Cer
31.1*		Certification of Michael P. Kaminski, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*		Certification of Daniel J. Fujii, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*		Certification of Michael P. Kaminski, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*		Certification of Daniel J. Fujii, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**		XBRL INSTANCE FILE

101.SCH**		XBRL SCHEMA FILE

101.CAL**		XBRL CALCULATION FILE

101.DEF**		XBRL DEFINITION FILE

101.LAB**		XBRL LABEL FILE

101.PRE**		XBRL PRESENTATION FILE

	*	Filed herewith

	**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

8
LANDAUER, INC.
(Registrant)

Date: May 9, 2016	/s/ Daniel J. Fujii
Daniel J. Fujii
Chief Financial Officer