Form 10-Q
period 2016-06-30
LANDAUER INC
filed 2016-08-08
CIK 825410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 4, 2016,  9,603,864 shares of common stock, par value $0.10 per share, of the registrant were outstanding.

PART I  FINANCIAL INFORMATION

Item 1.Financial Statements

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in Thousands)	June 30, 2016	September 30, 2015
Assets
Cash and cash equivalents	$11,975	$15,314
Receivables, net of allowances of $1,609 at June 30, 2016 and $1,556 at September 30, 2015	33,050	32,412
Inventories	5,820	7,035
Deferred income tax assets - current	4,983	4,871
Prepaid expenses and other current assets	2,122	2,121
Total current assets	57,950	61,753
Property, plant and equipment, at cost	108,233	104,322
Less accumulated depreciation and amortization	(62,097)	(57,955)
Property, plant and equipment, net	46,136	46,367
Equity in joint ventures	25,330	24,010
Goodwill	33,704	35,072
Intangible assets, net of accumulated amortization of $11,527 at June 30, 2016 and $38,662 at September 30, 2015	9,857	13,052
Dosimetry devices, net of accumulated depreciation of $6,029 at June 30, 2016 and $5,282 at September 30, 2015	3,385	3,562
Deferred income tax assets	11,492	16,702
Other assets	6,816	8,226
Total assets	$194,670	$208,744

Liabilities
Accounts payable	$2,931	$5,773
Dividends payable	2,780	2,684
Deferred contract revenue	14,213	13,904
Accrued compensation and related costs	8,547	8,603
Accrued severance	448	972
Other accrued expenses	8,114	6,557
Total current liabilities	37,033	38,493
Long-term debt	112,300	133,385
Pension and postretirement obligations	20,609	20,508
Deferred income tax liabilities	112	270
Uncertain income tax liabilities	1,499	2,310
Other non-current liabilities	249	1,451
Total liabilities	171,802	196,417
Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.10 par value per share, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.10 par value per share, authorized 20,000,000 shares; 9,731,170 and 9,641,532 shares issued and outstanding at June 30, 2016 and September 30, 2015, respectively	973	964
Additional paid in capital	43,320	41,531
Accumulated other comprehensive loss	(12,215)	(13,741)
Accumulated deficit	(10,401)	(17,559)
Landauer, Inc. stockholders' equity	21,677	11,195
Noncontrolling interest	1,191	1,132
Total stockholders' equity	22,868	12,327
Total Liabilities and Stockholders' Equity	$194,670	$208,744

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands, Except per Share)	2016	2015	2016	2015
Revenues:
Service revenues	$32,344	$31,924	$97,051	$96,223
Product revenues	5,510	3,543	15,415	14,930
Total revenues	37,854	35,467	112,466	111,153

Costs and expenses:
Service costs	16,032	15,531	48,708	47,323
Product costs	2,304	1,290	5,970	5,860
Total cost of sales	18,336	16,821	54,678	53,183

Gross profit	19,518	18,646	57,788	57,970
Selling, general and administrative	11,805	13,535	36,606	41,088
Operating income	7,713	5,111	21,182	16,882
Equity in income of joint ventures	244	428	797	1,804
Interest expense, net	(703)	(1,080)	(2,765)	(2,997)
Other (expense) income, net	3,550	158	3,493	(76)

Income before taxes	10,804	4,617	22,707	15,613
Income tax expense	3,382	481	7,074	3,271

Net income	7,422	4,136	15,633	12,342
Less: Net income attributed to noncontrolling interest	157	81	446	363
Net income attributed to Landauer, Inc.	$7,265	$4,055	$15,187	$11,979

Net income per share attributable to Landauer, Inc. shareholders:
Basic	$0.76	$0.42	$1.59	$1.26
Weighted average basic shares outstanding	9,531	9,509	9,523	9,476

Diluted	$0.76	$0.42	$1.58	$1.25
Weighted average diluted shares outstanding	9,564	9,534	9,555	9,503

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30, 2016			Nine Months Ended June 30, 2016
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$7,265	$157	$7,422	$15,187	$446	$15,633
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of taxes of $52 and $153, respectively	85	-	85	257	-	257
Unrealized gains (losses) on available-for-sale securities, net of taxes of $35 and $34, respectively	(195)	-	(195)	(187)	-	(187)
Foreign currency translation adjustment, net of taxes of $427 and $784, respectively	793	3	796	1,456	27	1,483
Comprehensive income	$7,948	$160	$8,108	$16,713	$473	$17,186

	Three Months Ended June 30, 2015			Nine Months Ended June 30, 2015
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$4,055	$81	$4,136	$11,979	$363	$12,342
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of taxes of $27 and $80, respecitvely	46	-	46	137	-	137
Unrealized gains (losses) on available-for-sale securities, net of taxes of $9	41	-	41	43	-	43
Foreign currency translation adjustment, net of taxes of ($184) and $1,873, respectively	220	7	227	(3,478)	(191)	(3,669)
Comprehensive income	$4,362	$88	$4,450	$8,681	$172	$8,853

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Landauer, Inc. Stockholders' Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Addi-tional Paid in Capital	Accumulated Other Compre-hensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Non- Controlling Interest	Total Stock- holders' Equity
September 30, 2015	9,641,532	$964	$41,531	$(13,741)	$(17,559)	$1,132	$12,327
Stock-based compensation arrangements	89,638	9	1,789	-	-	-	1,798
Dividends	-	-	-	-	(8,029)	(414)	(8,443)
Net income	-	-	-	-	15,187	446	15,633
Foreign currency translation adjustment, net of tax	-	-	-	1,456	-	27	1,483
Unrealized gains (losses) on available-for-sale securities, net of tax	-	-	-	(187)	-	-	(187)
Defined benefit pension and postretirement plans activity, net of tax	-	-	-	257	-	-	257
June 30, 2016	9,731,170	$973	$43,320	$(12,215)	$(10,401)	$1,191	$22,868

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
(Dollars in Thousands)	2016	2015
Cash flows from operating activities:
Net income	$15,633	$12,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,461	9,274
Equity in income of joint ventures	(797)	(1,804)
Dividends from joint ventures	1,195	1,144
Stock-based compensation and related net tax benefits	2,048	1,422
Current and long-term deferred taxes, net	3,639	769
Gain on disposition of business	(3,904)	-
Loss on sale, disposal and abandonment of fixed assets	368	142
Gain on investments	(558)	(159)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(1,771)	4,393
Decrease (increase) in prepaid taxes	39	(606)
Increase in other operating assets, net	(298)	(594)
Decrease in accounts payable and other accrued liabilities	(1,083)	(3,366)
Decrease in other operating liabilities, net	(753)	(1,246)
Net cash provided by operating activities	22,219	21,711

Cash flows from investing activities:
Acquisition of property, plant and equipment	(6,845)	(6,224)
Proceeds from disposition of business	10,089	-
Other investing activities, net	551	(467)
Net cash provided by (used in) investing activities	3,795	(6,691)

Cash flows from financing activities:
Long-term borrowings - loan	13,500	26,300
Long-term borrowings - repayment	(34,585)	(25,500)
Dividends paid to stockholders	(7,933)	(13,237)
Other financing activities, net	(417)	(462)
Net cash used in financing activities	(29,435)	(12,899)

Effects of foreign currency translation	82	(441)
Net (decrease) increase in cash and cash equivalents	(3,339)	1,680
Opening balance - cash and cash equivalents	15,314	6,761
Ending balance - cash and cash equivalents	$11,975	$8,441

Accrued capital spending included in accounts payable and other accrued liabilities	$477	$993

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016

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

We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period.  Operating results for the three and nine month periods  ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016.

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

The accounting policies followed by the Company are set forth in the Form 10-K, and there have been no changes to the accounting policies for the nine month period ended June 30, 2016.

Disposition of Business

The Company divested its Medical Products business in May 2016 and received cash proceeds of approximately $10.1 million, net of cash assumed by the acquirer and net of cash paid for transaction expenses.  The Company recognized a $3.9 million pre-tax gain on sale from the disposition of this business.  The Company has evaluated whether this divestiture qualifies as a discontinued operation pursuant to FASB Accounting Standards Codification 205-20 “Discontinued Operations.”  The Company has concluded that the divestiture of the Medical Products business does not represent a strategic shift and is not material to the Company’s financial results and is therefore not considered a discontinued operation.

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2016
(Dollars in Thousands)	Level 1	Level 2	Level 3
Asset Category
Cash equivalents	$439	$-	$-
Mutual funds	3,496	-	-
Available-for-sale securities	-	6	-
Total financial assets at fair value	$3,935	$6	$-

	Fair Value Measurements at September 30, 2015
(Dollars in Thousands)	Level 1	Level 2	Level 3
Asset Category
Cash equivalents	$272	$-	$-
Mutual funds	3,237	-	-
Available-for-sale securities	-	1,763	-
Total financial assets at fair value	$3,509	$1,763	$-

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at June 30, 2016 and September 30, 2015, measured on a recurring basis.

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

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the nine months ended June 30, 2016 or fiscal year ended September 30, 2015.  There were no transfers between fair value hierarchy levels during these periods.

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

The following table sets forth the computation of net income per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands, Except per Share)	2016	2015	2016	2015
Basic Net Income per Share:
Net income attributed to Landauer, Inc.	$7,265	$4,055	$15,187	$11,979
Less: Income allocated to unvested restricted stock	20	20	59	67
Net income available to common stockholders	$7,245	$4,035	$15,128	$11,912
Basic weighted average shares outstanding	9,531	9,509	9,523	9,476
Net income per share - Basic	$0.76	$0.42	$1.59	$1.26

Diluted Net Income per Share:
Net income attributed to Landauer, Inc.	$7,265	$4,055	$15,187	$11,979
Less: Income allocated to unvested restricted stock	20	20	59	67
Net income available to common stockholders	$7,245	$4,035	$15,128	$11,912
Basic weighted average shares outstanding	9,531	9,509	9,523	9,476
Effect of dilutive securities	33	25	32	27
Diluted weighted averages shares outstanding	9,564	9,534	9,555	9,503
Net income per share - Diluted	$0.76	$0.42	$1.58	$1.25

Dividends declared per share	$0.275	$0.275	$0.83	$1.100

On May 12, 2016, the Company declared a regular quarterly cash dividend in the amount of $0.275 per share for the third quarter of fiscal 2016. The dividends were paid on July 5, 2016 to shareholders of record as of June 17, 2016.

(5)Employee Benefit Plans

The components of net periodic benefit cost for pension and other benefits were as follows:

Pension Benefits	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2016	2015	2016	2015
Interest cost	$392	$364	$1,177	$1,092
Expected return on plan assets	(373)	(396)	(1,120)	(1,188)
Amortization of net loss	141	85	422	253
Net periodic benefit cost	$160	$53	$479	$157

Other Benefits	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2016	2015	2016	2015
Service cost	$15	$13	$45	$38
Interest cost	10	8	29	24
Amortization of net gain	(3)	(12)	(11)	(36)
Net periodic benefit cost	$22	$9	$63	$26

The Company, under the IRS minimum funding standards, has no required contributions to make to its defined benefit pension plan during fiscal 2016.

The Company sponsors a 401(k) retirement savings plan covering substantially all of the U.S. full-time employees in the Company’s Radiation Measurement segment as well as substantially all of the employees in the Company’s Medical Physics and Medical Products segments, which provides for certain employer matching contributions.  The Company also maintains a supplemental defined contribution plan for certain executives, which allows participating executives to make voluntary deferrals and provides for employer contributions at the discretion of the Company.  Amounts expensed for Company contributions under these plans during the three months ended June 30, 2016 and 2015 were $494 and $500, respectively.  Amounts expensed for Company contributions under these plans during the nine months ended June 30, 2016 and 2015 were $1,412 and $1,349, respectively.

(6)Goodwill and Intangible Assets

Changes in the carrying amount of goodwill, by reportable segment, for the nine months ended

2016 were as follows:

(Dollars in Thousands)	Radiation Measurement	Medical Physics	Medical Products	Total
Balance as of September 30, 2015
Goodwill	$11,002	$22,611	$65,527	$99,140
Accumulated impairment losses	-	-	(64,068)	(64,068)
Balance as of September 30, 2015	$11,002	$22,611	$1,459	$35,072
Effects of foreign currency - Goodwill	91	-	(784)	(693)
Effects of foreign currency - Accumulated impairment losses	-	-	769	769
Decrease related to dispositions - Goodwill	-	-	(64,743)	(64,743)
Decrease related to dispositions - Accumulated impairment losses	-	-	63,299	63,299
Balance as of June 30, 2016
Goodwill	$11,093	$22,611	$-	$33,704
Accumulated impairment losses	-	-	-	-
Balance as of June 30, 2016	$11,093	$22,611	$-	$33,704

Intangible assets consisted of the following:

	June 30, 2016
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Intangibles Impairment Charge
Customer lists	$16,917	$10,145	$6,772	$-
Trademarks and tradenames	133	-	133	-
Licenses and patents	3,757	825	2,932	-
Other intangibles	577	557	20	-
Intangible assets	$21,384	$11,527	$9,857	$-

	September 30, 2015
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Intangibles Impairment Charge
Customer lists	$43,131	$33,716	$9,415	$18,657
Trademarks and tradenames	2,181	2,051	130	1,498
Licenses and patents	5,825	2,338	3,487	665
Other intangibles	577	557	20	-
Intangible assets	$51,714	$38,662	$13,052	$20,820

Identifiable intangible assets with finite lives are amortized over their estimated useful lives.  Intangible asset amortization expense was $453 and $1,576 for the three and nine months ended June 30, 2016, respectively, and was $560 and $1,681 for the three and nine months ended June 30,  2015, respectively.

(7)Accumulated Other Comprehensive Loss

Accumulated elements of other comprehensive loss, net of tax, are included in the stockholders’ equity section of the condensed consolidated balance sheets.  Changes in each component for the nine months ended June 30 are as follows:

(Dollars in Thousands)	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Securities	Pension and Postretirement Plans	Comprehensive (Loss) Income
Balance at September 30, 2015	$(5,468)	$259	$(8,532)	$(13,741)
Other comprehensive (loss) income before reclassifications	1,456	147	-	1,603
Amounts reclassified from accumulated other comprehensive (loss) income	-	(334)	257	(77)
Net current period other comprehensive (loss) income	1,456	(187)	257	1,526
Balance at June 30, 2016	$(4,012)	$72	$(8,275)	$(12,215)

(Dollars in Thousands)	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Securities	Pension and Postretirement Plans	Comprehensive (Loss) Income
Balance at September 30, 2014	$(2,493)	$166	$(7,821)	$(10,148)
Other comprehensive (loss) income before reclassifications	(3,478)	151	-	(3,327)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(108)	137	29
Net current period other comprehensive (loss) income	(3,478)	43	137	(3,298)
Balance at June 30, 2015	$(5,971)	$209	$(7,684)	$(13,446)

The tables below present the impact on net income of significant amounts reclassified out of each component of accumulated other comprehensive loss:

Pension and Postretirement Plans (1)	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2016	2015	2016	2015
Amortization of net loss	$137	$73	$410	$217
Total before tax	137	73	410	217
Provision for income taxes	52	27	153	80
Total net of tax	$85	$46	$257	$137

(1)These accumulated other comprehensive loss components are included in the computation of net periodic benefit costs (refer to Note 5 of the Notes to Consolidated Financial Statements for additional details regarding employee benefit plans).

Unrealized Gains and Losses on Available-for-Sale Securities	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2016	2015	2016	2015
Realized gains on available-for-sale securities into earnings (1)	$(288)	$-	$(393)	$(99)
Total before tax	(288)	-	(393)	(99)
Provision for income taxes (2)	(43)	9	(59)	9
Total net of tax	$(245)	$9	$(334)	$(108)

(1)This amount is reported in Interest expense, net on the Consolidated Statements of Operations

(2)This amount is reported in Income tax expense on the Consolidated Statements of Operations

(8)Income Taxes

The effective tax rates for the three months ended June 30, 2016 and 2015 were 31.3% and 10.4%, respectively. The increase in the effective tax rate was primarily due to an overall increase in quarterly pre-tax book income relating to the sale of the Medical Products business which decreased the rate benefit for the realization of an unrecognized tax benefit.  Also driving the rate increase was the mix of earnings between taxing jurisdictions.  The effective tax rates for the nine months ended June 30, 2016 and 2015 were 31.2% and 21.0%, respectively.  The increase in the effective tax rate was primarily due to higher permanent differences related to foreign dividends, the mix of earnings between jurisdictions with differing tax rates and increased pre-tax book income relating to the sale of the Medical Products business.  The Company believes it is reasonably possible that $698 of unrecognized tax benefits will be realized in fiscal year 2017.

The May 2016 sale of the Medical Products business, comprised of IZI Medical Products, LLC (“IZI”) and Ilumark GmbH (“Ilumark”), resulted in an ordinary tax loss on the sale of IZI and a capital tax loss on the sale of Ilumark.  The ordinary loss on IZI is largely driven by the loss on disposal of intangibles, which converted into a net operating loss carryforward of approximately $50.0 to $60.0 million ($17.5 to $21.0 million tax effected).  The Company expects to fully utilize the net operating loss as an offset to future ordinary income.  The sale of Ilumark generated an estimated capital loss carryforward of approximately $600  ($210 net of tax) which can be offset against future capital gains.  The Company does not expect to have any significant capital gains in the next five years, the carryforward period for capital losses, and has recorded a valuation allowance through its third quarter of fiscal 2016 annual estimated tax rate.

(9)Segment Information

The Company is organized into three reportable business segments: Radiation Measurement, Medical Physics and Medical Products.   As disclosed in Note 1 to the Consolidated Financial Statements, Medical Products was divested in May 2016 which resulted in a reduction in revenues and operating income for the three and nine month periods ended June 30, 2016 and the elimination of assets as of June 30, 2016 for the reportable segment.  These segments reflect the manner in which the Company’s businesses are currently managed and represent an aggregation of services and products based on type of customer and how the businesses are marketed.  For more information regarding the nature of the Company’s services and products, see Note 16 of the Notes to Consolidated Financial Statements in the Form 10-K.

The following tables summarize financial information for each reportable segment:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Unaudited, Dollars in Thousands)	2016	2015	2016	2015
Revenues by segment:
Radiation Measurement	$27,492	$24,143	$77,716	$77,880
Medical Physics	9,562	8,926	28,948	25,971
Medical Products	800	2,398	5,802	7,302
Consolidated revenues	$37,854	$35,467	$112,466	$111,153

	Three Months Ended June 30,		Nine Months Ended June 30,
(Unaudited, Dollars in Thousands)	2016	2015	2016	2015
Operating income (loss) by segment:
Radiation Measurement	$10,294	$7,604	$29,161	$26,402
Medical Physics	756	1,143	2,452	2,082
Medical Products	141	375	1,063	953
Corporate	(3,478)	(4,011)	(11,494)	(12,555)
Consolidated operating income	$7,713	$5,111	$21,182	$16,882

(Dollars in Thousands)	June 30, 2016	September 30, 2015
Segment assets:
Radiation Measurement	$161,305	$142,850
Medical Physics	46,241	43,677
Medical Products	-	48,308
Eliminations	(12,876)	(26,091)
Consolidated assets	$194,670	$208,744

(10)Related Party Transactions

The Company has a minority interest in Yamasato, Fujiwara, Higa & Associates, Inc. doing business as Aquila.  The Company provides dosimetry parts to Aquila for its military contract.  The Company also has a 50% equity interest in Nagase-Landauer, Ltd. (“Nagase”), a radiation measurement company in Japan.

The sales to and purchases from Aquila were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2016	2015	2016	2015
Sales to Aquila	$2,653	$1	$3,067	$3,674
Purchases from Aquila	201	165	405	196

Balance sheet items associated with Aquila were as follows:

(Dollars in Thousands)	June 30, 2016	September 30, 2015
Amounts in accounts receivable	$4,318	$2,795
Amounts in accounts payable	492	284

The sales to and purchases from Nagase were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2016	2015	2016	2015
Sales to Nagase	$1,180	$169	$3,474	$924
Purchases from Nagase	123	472	817	934

Balance sheet items associated with Nagase were as follows:

(Dollars in Thousands)	June 30, 2016	September 30, 2015
Amounts in accounts receivable	$428	$769
Amounts in accounts payable	11	33

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

Results of Operations

Comparison of the third fiscal quarter ended June 30, 2016 and the third fiscal quarter ended June 30, 2015

Revenues for the third fiscal quarter of 2016 were $37.9 million, an increase of $2.4 million, or 6.8%, compared to revenues of $35.5 million for the third fiscal quarter of 2015.  Revenues in the Radiation Measurement segment increased $3.4 million, which was primarily due to product sales to the military and the Company’s joint venture in Japan.  Unfavorable foreign currency translation rates partially reduced revenues by $0.2 million.  Revenues in the Medical Physics segment increased $0.7 million, due to increased imaging services.  Revenues in the Medical Products segment decreased  $1.6 million due to the divestiture of this business in May 2016.

Gross profit was 51.6% for the third fiscal quarter of 2016, compared with 52.6% for the third fiscal quarter of 2015. Gross profit decreased for the third fiscal quarter of 2016 as compared to the third fiscal quarter of 2015 due to an increase in personnel expenses in the Medical Physics segment.

Selling, general and administrative expenses for the third fiscal quarter of 2016 were $11.8 million, a decrease of $1.7 million, or 12.6%, compared with $13.5 million for the third fiscal quarter of 2015.  Operating expenses in Corporate and the Radiation Measurement segment decreased $1.2 million primarily due to lower professional fees and due to the reduction in expenses resulting from the Radon divestiture during fiscal 2015.  In addition, operating expenses in the Medical Products segment decreased $0.7 million due to the divestiture of the business in May 2016.

Operating income for the third fiscal quarter of 2016 was $7.7 million, compared with operating income of $5.1 million for the third fiscal quarter of 2015.  Operating income increased due to gross profit on the higher product sales and due to the decrease in selling, general and administrative expenses.

Other income for the third fiscal quarter of 2016 includes a $3.9 million pre-tax gain on sale of the Medical Products business that was divested in May 2016 for net cash proceeds of $10.1 million.

The effective tax rates for the third fiscal quarter of 2016 and 2015 were 31.3% and 10.4%, respectively.  The increase in the effective tax rate was primarily due to an overall increase in quarterly pre-tax book income relating to the sale of the Medical Products business which decreased the rate benefit for the realization of an unrecognized tax benefit.  Also driving the rate was the mix of earnings between taxing jurisdictions.

Net income attributed to Landauer for the third fiscal quarter of 2016 was $7.3 million, compared with net income of $4.1 million in the third fiscal quarter of 2015.  The increase in net income was driven by the gain on sale of the Medical Products business and stronger operating margins, partially offset by a higher effective tax rate.

Radiation Measurement Segment

Radiation Measurement revenues for the third fiscal quarter of 2016 were $27.5 million, an increase of $3.4 million, or 14.1%, compared with $24.1 million for the third fiscal quarter of 2015.  During the third fiscal quarter of 2016, the Company was awarded a military order from the National Guard of the United States for the Radwatch personal in-field radiation monitoring system.  Approximately $2.5 million of the increase in revenues resulted from the first shipment of products for the National Guard order and $0.8 million of the increase resulted from higher product sales to the Company’s joint venture in Japan.  The growth in international revenues substantially offset the $0.8 million reduction in revenues resulting from the Radon business that was divested in September 2015.

Operating income for the third fiscal quarter of 2016 increased to $10.3 million from $7.6 million for the third fiscal quarter of 2015 due to the gross profit on the increased product sales and due to lower operating expenses.  Personnel expenses have decreased as a result of the management restructuring in the fourth fiscal quarter of 2015.

Medical Physics Segment

Medical Physics revenues for the third fiscal quarter of 2016 were $9.6 million, an increase of $0.7 million, or 7.9%, compared with $8.9 million for the third fiscal quarter of 2015.  Imaging services revenue increased by $0.5 million, or 19.2%, driven by higher demand for the Company’s solutions for The Joint Commission’s new Diagnostic Imaging requirements that became effective for hospitals and ambulatory care centers on July 1, 2015.

Operating income for the third fiscal quarter of 2016 was $0.8 million, compared to $1.1 million for the third fiscal quarter of 2015.  The decrease in operating income was primarily due to an increase in personnel expenses.

Medical Products Segment

Medical Products revenues decreased to $0.8 million for the third fiscal quarter of 2016 from $2.4 million for the third fiscal quarter of 2015 as a result of the divestiture that occurred in May 2016.

Medical Products operating income decreased to $0.1 million for the third fiscal quarter of 2016 from $0.4 million for the third fiscal quarter of 2015 due to the May 2016 divestiture.

Corporate Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses for the third fiscal quarter of 2016 were $3.5 million, a decrease of $0.5 million, or 12.5%, compared to $4.0 million for the third fiscal quarter of 2015.  The decrease was due to lower professional fees.

Comparison of the nine months ended June 30, 2016 and the nine months ended June 30, 2015

Revenues for the first nine months of fiscal 2016 were $112.5 million, an increase of $1.3 million, or 1.2%, compared to revenues of $111.2 million for the first nine months of fiscal 2015.  Revenues in the Radiation Measurement segment decreased $0.2 million, which was primarily due to the Radon business that was divested in September 2015, resulting in a $3.9 million reduction in revenues.  In addition, unfavorable foreign currency translation rates reduced revenues by $2.0 million.  Domestic Radiation Measurement services revenues increased 2.5% and product sales to the Company’s joint venture in Japan increased $2.4 million, partially offsetting the impact of the Radon business divestiture and the foreign currency rates.  Revenues in the Medical Physics segment increased $2.9 million, due primarily to increased imaging services.  Revenues in the Medical Products segment decreased $1.5 million due to the divestiture of this business during May 2016.

Gross profit was 51.4% for the first nine months of fiscal 2016, compared with 52.2% for the first nine months of fiscal 2015.  Gross profits in the Radiation Measurement segment have increased to 62.1% for the first nine months of fiscal 2016 from 61.5% for the first nine months of fiscal 2015.  However, consolidated gross profits have decreased due to the growth in Medical Physics revenues which realize lower gross profits than Radiation Measurement.

Selling, general and administrative expenses for the first nine months of fiscal 2016 were $36.6 million, a decrease of $4.5 million, or 10.9%, compared with $41.1 million for the first nine months of fiscal 2015.  Operating expenses in Corporate and the Radiation Measurement segment decreased $3.5 million primarily due to professional fees and due to the reduction in expenses resulting from the Radon business divestiture.  Operating expenses in the Medical Products segment decreased $0.8 million due to the divestiture of this business during May 2016.

Operating income for the first nine months of fiscal 2016 was $21.2 million, compared with operating income of $16.9 million for the first nine months of fiscal 2015.  Operating income increased due to the $4.5 million decrease in selling, general and administrative expenses.

Equity in income of joint ventures for the first nine months of fiscal 2016 was $0.8 million compared with $1.8 million for the first nine months of fiscal 2015.  Product sales by our joint venture, Aquila, were impacted by the timing of military sales.  In addition, equity in income of joint ventures decreased due to lower profit on product sales to our joint venture in Japan.

Other income for the third fiscal quarter of 2016 includes a $3.9 million pre-tax gain on sale of the Medical Products business that was divested in May 2016 for net cash proceeds of $10.1 million.

The effective tax rates for the first nine months of fiscal 2016 and 2015 were 31.2% and 21.0%, respectively.  The increase in the effective tax rate was primarily due to higher permanent differences related to foreign dividends, the mix of earnings between jurisdictions with differing tax rates and increased pre-tax book income relating to the sale of the Medical Products business.

Net income attributed to Landauer for the first nine months of fiscal 2016 was $15.2 million, an increase of $3.2 million, or 26.7%, from $12.0 million in the first nine months of fiscal 2015.  The increase in net income was driven by the gain on sale of the Medical Products business and stronger operating margins, partially offset by a higher effective tax rate.

Radiation Measurement Segment

Radiation Measurement revenues for the first nine months of fiscal 2016 were $77.7 million, a decrease of $0.2 million, or 0.3%, compared with $77.9 million for the first nine months of fiscal 2015.  The decrease in revenues was primarily due to the Radon business that was divested in September 2015, resulting in a $3.9 million reduction in revenues.  In addition, unfavorable foreign currency translation rates reduced revenues by $2.0 million.  Domestic Radiation Measurement services revenues increased 2.5% and product sales to the Company’s joint venture in Japan increased $2.4 million, partially offsetting the impact of the Radon business divestiture and the foreign currency rates.

Operating income for the first nine months of fiscal 2016 was $29.2 million compared with operating income of $26.4 million for the first nine months of fiscal 2015.  Operating income increased due to lower selling, general and administrative expenses.

Medical Physics Segment

Medical Physics revenues for the first nine months of fiscal 2016 were $28.9 million, an increase of $2.9 million, or 11.2%, compared with $26.0 million for the first nine months of fiscal 2015.  Imaging services revenue increased by $2.0 million, or 27.4%, driven by higher demand for the Company’s solutions for The Joint Commission’s new Diagnostic Imaging requirements that became effective for hospitals and ambulatory care centers on July 1, 2015.

Operating income for the first nine months of fiscal 2016 was $2.5 million, compared to $2.1 million for first nine months of fiscal 2015.  The increase in operating income was primarily due to the gross profit on the increased sales.

Medical Products Segment

Medical Products revenues decreased to $5.8 million for the first nine months of fiscal 2016 from $7.3 million for the first nine months of fiscal 2015 as a result of the divestiture that occurred in May 2016.

Medical Products had operating income of $1.1 million for the first nine months of fiscal 2016 versus operating income of $0.9 million for the first nine months of fiscal 2015.

Corporate Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses for the first nine months of fiscal 2016 were $11.5 million, a decrease of $1.1 million, or 8.7%, compared to $12.6 million for the first nine months of fiscal 2015.  The decrease was due to lower professional fees, including audit and legal fees.

Liquidity and Capital Resources

The Company’s principal source of liquidity is operating cash flows supplemented by borrowings under its credit facility.  The Company’s cash-generating capability is one of its fundamental strengths and provides it with substantial financial flexibility in meeting operating and investing needs.

The following table sets forth a summary of the Company’s cash flows:

	Nine Months Ended June 30,
(Dollars in Thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$22,219	$21,711
Investing activities	3,795	(6,691)
Financing activities	(29,435)	(12,899)
Effect of foreign currency translation	82	(441)
Net (decrease) increase in cash and cash equivalents	$(3,339)	$1,680

Cash provided by operating activities for the first nine months of fiscal 2016 was $22.2 million, an increase of $0.5 million over the same fiscal period in 2015.  The increase was primarily due to lower spending on selling, general and administrative expenses.

Cash provided by investing activities for the first nine months of fiscal 2016 was $3.8 million, an increase of $10.5 million over the same fiscal period of 2015.  The increase was primarily due to the proceeds received of $10.1 million from the disposition of the Medical Products business.

Cash used in financing activities for the first nine months of fiscal 2016 was $29.4 million, an increase of $16.5 million over the same fiscal period of 2015.  The increase was primarily due to higher net repayments of debt facilitated by the cash proceeds received from the disposition of the Medical Products and Radon businesses.  In addition, the Company expects to pay down debt over the next four to five years as it realizes its $17.5 million to $21.0 million cash tax benefit resulting from the disposal of the Medical Products business.  As of June 30, 2016, the Company had $62.7 million of unused availability under its current $175.0 million credit facility, which the Company believes provides adequate liquidity to meet its current and anticipated obligations.  During the first nine months of fiscal 2016 and 2015, the Company paid cash dividends of $7.9 million and $13.2 million, respectively.  The Company reduced its dividend payment from $0.55 per share to $0.275 per share during the third fiscal quarter of 2015.

The Company expects to meet short-term liquidity requirements (including capital expenditures) through net cash from operating activities and cash on hand.  The Company was in compliance with all covenants under the credit facility as of June 30, 2016.  The Company intends to use excess cash to continue to pay down the long-term debt balance.  The debt facility expires August 2, 2018.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations since the end of fiscal year 2015 through June 30, 2016.

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

Item 3.quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, including changes in foreign currency exchange rates and is subject to interest rate risk related to borrowings under its existing credit facility.  These risks are set forth in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through June 30, 2016.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended.

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

In prior filings, we identified and reported material weaknesses in the Company’s internal control over financial reporting, which still exist as of June 30, 2016, due to continued remediation and testing procedures.  In response to the identified material weaknesses, our management, with oversight from our audit committee, has dedicated significant resources to improve our control environment and to remedy the identified material weaknesses.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.Legal Proceedings

The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business.  The Company does not believe that any such litigation pending as of June 30, 2016, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

Item 1A.Risk Factors

Information regarding risk factors is set forth in Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through June 30, 2016

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its equity securities from the end of the preceding fiscal year through June 30, 2016 includes the deemed surrender of existing shares of Landauer common stock to the Company by stock-based compensation plan participants to satisfy the exercise price or tax liability of employee stock awards at the time of exercise or vesting.  These surrendered shares are not part of any publicly announced share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2015	608	$39.58	-	-
November 1 - November 30, 2015	278	40.83	-	-
December 1 - December 31, 2015	433	37.01	-	-
Quarter ended December 31, 2015	1,319	$39.00	-	-
January 1 - January 31, 2016	-	$-	-	-
February 1 - February 29, 2016	342	29.12	-	-
March 1 - March 31, 2016	-	-	-	-
Quarter ended March 31, 2016	342	$29.12	-	-
April 1 - April 30, 2016	1,157	$33.35	-	-
May 1 - May 31, 2016	1,206	35.05	-	-
June 1 - June 30, 2016	-	-	-	-
Quarter ended June 30, 2016	2,363	$34.22	-	-

Item 3.Defaults Upon Senior Securities

Not Applicable

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

Not Applicable

Item 6.Exhibits

Cer
31.1*		Certification of Michael P. Kaminski, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*		Certification of Daniel J. Fujii, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*		Certification of Michael P. Kaminski, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*		Certification of Daniel J. Fujii, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**		XBRL INSTANCE FILE

101.SCH**		XBRL SCHEMA FILE

101.CAL**		XBRL CALCULATION FILE

101.DEF**		XBRL DEFINITION FILE

101.LAB**		XBRL LABEL FILE

101.PRE**		XBRL PRESENTATION FILE

	*	Filed herewith

	**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

8
LANDAUER, INC.
(Registrant)

Date: August 8, 2016	/s/ Daniel J. Fujii
Daniel J. Fujii
Chief Financial Officer