Form 10-K
period 2016-09-30
LANDAUER INC
filed 2016-12-14
CIK 825410

United States

Securities and Exchange Commission

Washington, DC 20549

form 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [     ]     No [ X ]

As of March 31, 2016 the aggregate market value, based upon the closing price on the New York Stock Exchange, of the voting and non-voting common equity held by non-affiliates was approximately $314,000,000. The number of shares of common stock ($0.10 par value) outstanding as of December 9, 2016 was 9,621,927.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement in connection with the 2017 Annual Meeting of Stockholders (the “Proxy Statement”).

Landauer, Inc.

Table of Contents

For the Fiscal Year Ended September 30, 2016

Table of Contents

Forward-Looking Statements

Certain matters contained in this report constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties. These include the following, without limitation: assumptions, risks and uncertainties associated with the Company’s future performance; the Company’s development and introduction of new technologies in general; the ability to protect and utilize the Company’s intellectual property; events or circumstances which result in an impairment of assets, including but not limited to, goodwill and identifiable intangible assets; continued customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (“OSL”) technology to new platforms and formats; military and other government funding for the purchase of certain of the Company’s equipment and services; the impact on sales and pricing of certain customer group purchasing arrangements; changes in spending or reimbursement for services; the costs associated with the Company’s research and business development efforts; the usefulness of older technologies and related licenses and intellectual property; the effectiveness of and costs associated with the Company’s IT platform enhancements and investments in cyber security enhancements; the anticipated results of operations of the Company and its subsidiaries or joint ventures; valuation of the Company’s long-lived assets or reporting units relative to future cash flows; changes in pricing of services and products; changes in postal and delivery practices; the Company’s business plans; anticipated revenue and cost growth; the ability to integrate the operations of acquired businesses and to realize the expected benefits of acquisitions; the risks associated with conducting business internationally; costs incurred for potential acquisitions or similar transactions; other anticipated financial events; the effects of changing economic and competitive conditions, including instability in capital markets which could impact availability of short and long-term financing; the timing and extent of changes in interest rates; the level of borrowings; foreign exchange rates; government regulations; accreditation requirements; changes in the trading market that affect the costs of obligations under the Company’s benefit plans; and pending accounting pronouncements. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from what is anticipated today. These risks and uncertainties also may result in changes to the Company’s business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses. Additional information may be obtained by reviewing the information set forth in Item 1A. “Risk Factors” and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” and information contained in the Company’s reports filed, from time to time, with the Securities and Exchange Commission (“SEC”).  The Company does not undertake, and expressly disclaims, any duty to update any forward-looking statement whether as a result of new information, future events or changes in the Company’s expectations, except as required by law.

PART I

Item 1.  Business.

General Description

Landauer, Inc. is a Delaware corporation organized on December 22, 1987. As used herein, the “Company,” “we,” “our,” “us” or “Landauer” refers to Landauer, Inc. and its subsidiaries. The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “LDR.”

Landauer is a leading global provider of technical and analytical services to determine occupational and environmental radiation exposure and the leading domestic provider of outsourced medical physics services. The Company is organized into three reportable business segments: Radiation Measurement, Medical Physics and Medical Products.   The Medical Products business was divested in May 2016.

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

Radiation Measurement’s InLight dosimetry system provides in-house and commercial laboratories with the ability to provide in-house radiation measurement services using OSL technology. InLight services may involve a customer acquiring dosimetry devices as well as analytical reading equipment from the Company. The system is based on the Company’s proprietary technology and instruments. The InLight system allows customers the flexibility to tailor their precise dosimetry needs.

Radiation Measurement’s RadWatch and RadLight system provides the military and first responder user with a portable, field-ready option for tactical radiation monitoring using OSL technology. RadWatch and RadLight are offered through a joint venture with Yamasato, Fujiwara, Higa & Associates, Inc. (“YFH”), doing business as Aquila Group, a small business supplier to the International Atomic Energy Agency and the U.S. Military. The Company provides dosimetry parts to Aquila Group for their military contract.  RadWatch and RadLight solution fulfills a recognized gap for acquiring a legal dose of record for radiation emergency response teams.

Other radiation measurement-related services augment the basic radiation measurement services that the Company offers, providing administrative and informational tools to customers for the management of their radiation safety programs.

Medical Physics

Medical physics services are provided through the Company’s Landauer Medical Physics (“LMP”) division. In November 2009, Landauer completed its first LMP acquisition by acquiring Global Physics Solutions, Inc. (“GPS”). Landauer acquired five regional practices from 2010 to 2012 to augment the LMP operations. With primary offices in Illinois and New York, LMP has operations throughout the United States (“U.S.”).

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

Medical Products

Landauer divested the Medical Products business  in May 2016. The Medical Products business was a provider of high quality medical consumable accessories used in radiology, radiation therapy, and image guided surgical procedures. Medical products ranged from consumables used with magnetic resonance imaging (“MRI”), computed tomography (“CT”), and mammography technologies to highly engineered passive reflective markers used during image guided surgical procedures.

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

Worldwide, the Company’s Radiation Measurement segment serves approximately 51,000 customers representing approximately 1.8 million individuals annually. The customer base is diverse and fragmented with no single customer representing greater than 2% of revenue. Typically, a customer will contract on a subscription basis for one year of service in advance, representing monthly, bimonthly, quarterly, semi-annual or annual badges, readings and reports. Customer relationships in the radiation measurement market are generally stable and recurring. Details of the Company’s revenue recognition and deferred contract revenue policy are set forth in Part II – Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

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

There is no identifiable seasonality to the Company’s Medical Physics or Medical Products (for the periods owned) segments as their services and products are utilized in radiographic, radiation therapy and surgical procedures that are performed throughout the year.

International Activities

Information regarding the Company’s activities by geographic region is contained in Part II –  Item 8. “Notes to Consolidated Financial Statements.”

Patents, Proprietary Technologies and Licenses

The Company holds exclusive worldwide licenses to patent rights for certain technologies that measure and image radiation exposure to crystalline materials when stimulated with light. These licenses were acquired by the Company from Oklahoma State University (“OSU”) as part of collaborative efforts to develop and commercialize a new generation of radiation dosimetry technology. The underlying patents for these licenses expire in 2023.  The OSU patents are specific to the stimulation process, imaging and data interpretation. As of September 30, 2016, the Company is using OSL technology to provide dosimetry services to the majority of its domestic and international customers. Landauer from time to time evaluates the continued need and benefits of licensing certain patent rights and may discontinue such licenses in instances where Landauer does not believe that such licenses remain necessary.

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

Research and Development

The Company’s technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. The development of OSL dosimetry, announced in 1994, was funded by the Company in its collaborative effort with Battelle Memorial Institute and OSU. The Company commercialized this technology beginning in 1998 and has converted most of its customers to the technology.  Current research efforts are focused on developing the VerifiiTM digital dosimetry platform (“Verifii”), a wireless wearable dosimeter with built-in compliance.  Verifii dosimeters will connect, collect, and display exposure levels for frequent readings on laptops and mobile devices and will provide data to radiation safety officers for timely review and action.  The Verifii dashboards will provide instant access to enterprise data or individual exposure readings.

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

The Company spent $4.0 million, $4.6 million, and $5.8 million in research and development activities during fiscal 2016, 2015 and 2014, respectively.

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

The Company’s Medical Physics business is subject to regulation by the U.S. Department of Health and Human Services and similar local, state and foreign health regulatory agencies. As a result of applicable regulatory requirements the Company’s arrangements with physicians and other health care professionals or entities must be structured appropriately to comply with applicable law, including but not limited to the federal Anti-kickback Statute. The Company may also be subject to certain transparency reporting requirements related to any payments or other transfers of value to physicians or teaching hospitals under the federal Physician Payment Sunshine Act and similar state laws. In addition, the Company may need to comply with applicable requirements of federal and state privacy and data security laws with respect to health care and other personally identifiable information that they may access, use, disclose, create, receive, transmit or maintain when conducting business. Finally, changes in health care delivery and reimbursement structures, particularly those brought about by federal and state health reform in the U.S., may impact the Company. Various penalties and sanctions exist for violations of these laws, including fines, imprisonment and exclusion from doing business with federal agencies in the U.S.  Refer to the following risk factors set forth in Item 1A. “Risk Factors” for additional information regarding healthcare fraud and abuse, reimbursement, privacy and data security laws and policies that may impact the Company:

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

Recently released U.S. accreditation standards.  The Joint Commission (“TJC”) released new and revised Diagnostic Imaging Services Requirements (“Imaging Standards”) for accredited hospitals, critical access hospitals and certain ambulatory health care organizations that took effect July 1, 2015. The Imaging Standards incorporate recommendations from imaging experts, professional associations and accredited organizations about areas that must be evaluated to ensure the safe delivery of diagnostic imaging services, including the following:

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

Employees and Labor Relations

As of September 30, 2016, the Company employed approximately 600 full-time employees worldwide, of which 182 employees were in the Company’s Medical Physics segment. None of the Company’s employees are represented by labor organizations. The Company believes that it generally maintains good relations with employees at all locations.

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

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, Landauer, Inc. has complied with the New York Stock Exchange requirement to provide an annual CEO certification no later than 30 days following the Company’s annual meeting.

Item 1A.  Risk Factors.

In addition to factors discussed elsewhere in this Annual Report on Form 10-K, set forth below are certain risks and uncertainties that could adversely affect the Company’s results of operations or financial condition and cause actual results or events to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

We rely on a single facility for the primary manufacturing and processing of our dosimetry services and products.

The Company conducts its primary dosimetry manufacturing and laboratory processing operations and performs significant functions for some of its international operations from a single facility in Glenwood, Illinois. If the Company were to lose availability of this facility due to fire, natural disaster or other disruptions, the Company’s operations could be significantly impaired. Despite the Company’s business continuity preparedness efforts, there can be no assurance that such plan could ensure the Company’s ability to rapidly respond to a disaster. Although the Company maintains business interruption insurance, there can be no assurance that the proceeds of such insurance would be sufficient to offset any loss the Company might incur or that the Company would be able to retain its customer base if operations were so disrupted.

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

If we are not successful in the development or introduction of new technologies and products, our financial condition and results of operations could be materially and adversely affected.

The Company’s radiation measurement business is a mature business and the number of workers being monitored for radiation exposure has not grown in recent years. Additionally, economic pressures can adversely affect the value of occupational measurement perceived by customers or increase pricing pressures. The Company believes that the development and introduction of new technologies and products will be essential to help counter these pressures. The development and introduction of new products generally requires substantial and effective research, development and marketing expenditures, some or all of which may be unrecoverable if the new products do not gain market acceptance.  New product development itself is inherently risky, as research failures, competitive barriers arising out of the intellectual property rights of others, launch and production difficulties, customer rejection and unexpectedly short product life cycles may occur even after substantial effort and expense on our part.  Even in the case of a successful launch of a new product, the ultimate benefit we realize may be uncertain.

In addition, the Company regularly pursues improvements to existing products to maintain its technical position. The adaptability of OSL to new platforms and new formats, the usefulness of older technologies and the introduction of new technologies by the competition all also present various risks to the Company’s business. The failure or lack of market acceptance of a new or updated technology or the inability to respond to market requirements for new technologies could adversely affect the Company’s operations or reputation with customers. The cancellation of technology projects or the cessation of use of an existing technology could result in write-downs and charges to the Company’s earnings.

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

A growth strategy of the Company is to explore opportunities to selectively enhance its business through development activities, such as strategic acquisitions, investments and alliances. The Company may not be able to identify appropriate acquisition candidates or successfully negotiate, finance or integrate acquisitions. Covenants in the Company’s revolving credit facility may also limit the amount and types of indebtedness that it may incur to finance acquisitions. If the Company is unable to make further acquisitions, it may be unable to realize its growth strategy. Additionally, if the Company is unable to successfully manage acquisition risks, future earnings may be adversely affected. Acquisitions and other business development activities involve various significant challenges and risks, including the following:

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

The Company has a committed $140.0 million, secured revolving credit facility syndicated with a group of commercial banks that expires on August 2, 2018.  The Company reduced the commitment from $175.0 million to $140.0 million in December 2016 based on the Company’s forecast of excess borrowing capacity through August 2, 2018.

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

In both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that might affect the Company’s business. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. This legislation includes reforms and reductions that could affect Medicare reimbursements and health insurance coverage for certain services and treatments. Effective January 1, 2013, the Health Reform Law also imposed a 2.3% excise tax on the sale of certain medical devices by manufacturers or importers in the U.S., and the new American Health Benefit Insurance Exchanges and their qualified health plans began  offering coverage on January 1, 2014. Some states also have pending health reform legislative initiatives. Further, the Joint Select Committee on Deficit Reduction, which was created by the Budget Control Act of 2011, concluded its work in November 2011, and issued a statement that it was not able to make a bipartisan agreement, thus triggering the sequestration process. The sequestration process combined with past and potential future government shutdowns have resulted and may result in spending reductions and have and could result in reduced Medicare, Medicaid and other Federal health care reimbursements for the Company’s services and products. Changes in reimbursements and coverages, including risk-sharing arrangements and quality-based reimbursement initiatives, could adversely affect hospitals and other medical services and products providers, which could result in reduced demand for certain services and products offered by the Company, including services offered by its Medical Physics business. Similarly, as the Health Care Reform Law continues to be implemented various states and large insurance companies continue to make decisions about the extent to which they will participate in the programs offered under the law. Reduced participation could also adversely affect hospitals and other medical services and products providers, which could result in reduced demand for certain services and products offered by the Company, including services offered by its Medical Physics business. The Company cannot predict whether or when future healthcare reform initiatives at the Federal or state level or other initiatives affecting its business will be proposed, enacted, implemented or repealed or what impact those initiatives may have on its business, financial condition or results of operations. The Company’s customers and the other entities with which it has a business relationship could react to these initiatives and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for the Company’s services and products.

The applicable healthcare fraud and abuse, privacy, and data security laws and regulations, along with the increased enforcement environment, may lead to an enforcement action targeting the Company, which could adversely affect our business.

Our business is subject to healthcare fraud and abuse laws and regulations including, but not limited to, the Federal Anti-Kickback Statute, state anti-kickback statutes, the Federal False Claims Act, and state false claims acts, as well as similar regulations outside the U.S. Additionally, to the extent the Company maintains financial relationships with physicians and other healthcare providers, the Company may be subject to Federal and state physician payment sunshine laws and regulations, and similar regulations outside the U.S., which require the Company to track and disclose these financial relationships. These and other laws regulate interactions amongst health care entities and with sources of referrals of business, among other things. The Federal Anti-Kickback Statute is a criminal statute that imposes substantial penalties on persons or entities that offer, solicit, pay or receive payments in return for referrals, recommendations, purchases or orders of items or services that are reimbursable by Federal healthcare programs. The False Claims Act imposes liability on any person or entity that submits or causes to be submitted a claim to the Federal government that he or she knows (or should know) is false. The Health Reform Law further provides that a claim submitted for items or services, the provision of which resulted from a violation of the Anti-Kickback Statute, is “false” under the False Claims Act and certain other false claims statutes. In addition, many of the Company’s customers must now comply with the TJC’s new Imaging Standards to maintain accreditation, which among other things, is typically needed to bill and receive payment from government and private payors. To the extent that the Company’s Medical Physics or other businesses provide services subject to these Imaging Standards, it may be adversely affected by potential government enforcement actions, or similar adverse actions by its customers, should its services, or those of its customers, fail to meet the Imaging Standards or reimbursement requirements related to such standards.

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

Our business could be negatively affected as a result of actions of activist shareholder Gilead Capital, LP.

On November 22, 2016, Gilead Capital LP (together with its affiliates, “Gilead”) filed a Schedule 13D with the SEC, reporting a 5% ownership of the Company’s outstanding shares of Common Stock. On November 28, 2016, Gilead filed a Schedule 13D/A (Amendment No. 1) with the SEC, suggesting that it intended to run a slate of directors in opposition to the Board’s nominees at the 2017 annual meeting of the Company’s stockholders. If Gilead nominates a slate of directors, and does not subsequently withdraw its nominations, a proxy contest is likely to occur and it may require us to incur legal fees and proxy solicitation expenses in addition to those normally expended for a solicitation. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company owns three adjacent buildings totaling approximately 59,100 square feet in Glenwood, Illinois, about 30 miles south of Chicago, leases a 23,600 square foot warehouse in Chicago Heights, Illinois and leases 6,100 square feet of office space in Chicago. The properties house the Company’s administrative offices, information technology resources, and laboratory, assembly and reading operations. The properties and equipment of the Company are in good condition and, in the opinion of management, are suitable and adequate for the Company’s operations. For its Radiation Measurement operations, the Company leases a crystal growth facility in Stillwater, Oklahoma and laboratories in Australia, Brazil, China, France, Mexico, Sweden, and Turkey, as well as a sales office in England. The Company leases offices in New York, North Carolina and Missouri for its Medical Physics operations.

Item 3.  Legal Proceedings.

The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The Company does not believe that any such litigation pending as of September 30, 2016, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “LDR.” The following table shows, for the periods indicated, the high and low sales prices per share of the Company’s common stock and dividends paid per share for each quarterly period during the last two fiscal years:

Year	Quarter	High	Low	Dividends Paid Per Share
2016
	First	$41.69	$28.35	$0.275
	Second	$33.39	$26.99	$0.275
	Third	$41.25	$31.65	$0.275
	Fourth	$49.74	$37.89	$0.275
2015
	First	$36.25	$32.02	$0.550
	Second	$38.78	$27.87	$0.550
	Third	$37.38	$29.36	$0.275
	Fourth	$42.90	$34.31	$0.275

The Board of Directors continually reviews the appropriateness of the quarterly cash dividends policy and its status is reviewed based on future earnings, capital requirements and financial condition. On  November 30, 2016, the Board of Directors declared a cash dividend of $0.275 per common share.

As of December 9, 2016, there were 218 shareholders of record.

Issuer Purchases of Equity Securities

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2015	608	$39.58	-	-
November 1 - November 30, 2015	278	40.83	-	-
December 1 - December 31, 2015	433	37.01	-	-
Quarter ended December 31, 2015	1,319	$39.00	-	-

January 1 - January 31, 2016	-	-	-	-
February 1 - February 29, 2016	342	29.12	-	-
March 1 - March 31, 2016	-	-	-	-
Quarter ended March 31, 2016	342	$29.12	-	-

April 1 - April 30, 2016	1,157	33.35	-	-
May 1 - May 31, 2016	1,206	35.05	-	-
June 1 - June 30, 2016	-	-	-	-
Quarter ended June 30, 2016	2,363	$34.22	-	-

July 1 – July 31, 2016	-	-	-	-
August 1 – August 31, 2016	-	-	-	-
September 1 – September 30, 2016	5,422	44.49	-	-
Quarter ended September 30, 2016	5,422	$44.49	-	-

(a)

This column includes the deemed surrender of existing shares of the Company’s common stock to the Company by stock-based compensation plan participants to satisfy the exercise price or tax liability of employee stock awards at the time of exercise or vesting. These surrendered shares are not part of any publicly announced share repurchase program.

Performance Graph

The following graph reflects a comparison of the cumulative total return (change in stock price plus reinvested dividends) assuming $100 invested in: (a) Landauer’s common stock, (b) the S&P Smallcap 600 index, (c) the S&P Smallcap 600 industry index represented by a group of health care services companies, (d) a group of twenty-one health care and equipment services companies discussed in further detail below, (e) a group of life science tool companies composed of ticker symbols QGEN, SIAL, BRKR, PKI, TMO, A, WAT, FEIC and MTD, and (f) a group of detection/test and measurement companies composed of ticker symbols OSIS, VAR and ASEI during the period from September 30, 2011 through September 30, 2016.

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

	Value of Investment at September 30,
(Dollars)	2011	2012	2013	2014	2015	2016
Landauer, Inc.	$100	$125.64	$112.32	$76.00	$88.57	$109.96
S&P Smallcap 600 Index	100	133.35	175.37	185.44	192.51	227.39
S&P Smallcap 600 Health Care Services Index	100	149.41	172.76	197.18	229.33	247.13
Health Care Equipment & Services	100	120.85	141.05	158.08	190.71	248.62
Life Sciences Tools	100	120.84	169.10	203.95	205.31	261.66
Detection/Test & Measurement	100	125.46	146.95	151.91	143.81	180.94

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
September 2016
280.00
260.00
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2011
2012
2013
2014
2015
2016
Landauer, Inc.
S&P Smallcap 600 Index
S&P Smallcap 600 Health Care Services Index
Health Care Equipment & Services
Life Sciences Tools
Detection/Test & Measurement

Item 6.  Selected Financial Data.

(Dollars in Thousands, Except per Share)	2016	2015	2014	2013	2012
Operating results:

Net revenues	$149,239	$151,314	$155,062	$149,690	$152,102

Operating income (loss)(1)	26,641	23,699	(39,987)	3,389	27,707

Net income (loss) attributable to Landauer, Inc.	17,753	14,543	(25,203)	2,782	18,546

Basic net income (loss) per share	$1.86	$1.52	$(2.65)	$0.28	$1.96

Diluted net income (loss) per share	$1.85	$1.52	$(2.65)	$0.27	$1.95

Weighted average diluted shares outstanding	9,569	9,540	9,524	9,482	9,437

Cash dividends per share	$1.10	$1.65	$2.20	$2.20	$2.20

Total assets	$190,816	$208,744	$216,586	$274,706	$300,271

Long-term debt	$109,100	$133,385	$133,585	$142,785	$141,347

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

Executive Overview

Landauer is a leading global provider of technical and analytical services to determine occupational and environmental radiation exposure, and the leading domestic provider of outsourced medical physics.  The Company operates in three primary reporting segments (Radiation Measurement, Medical Physics, and Medical Products) and one functional group (Corporate).

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

•

Medical Products. The Medical Products business was divested in May 2016.  The Company’s Medical Products segment was a provider of medical consumable accessories used in radiology, radiation therapy, and image guided surgery procedures. Medical Products’ medical accessories ranged from consumables used with MRI, CT, and mammography technologies to highly engineered passive reflective markers used during image guided surgery procedures.

Corporate expenses for shared functions, including corporate management, corporate finance and human resources, are recognized in the Corporate functional group. In addition, acquisition and reorganization costs are included in Corporate expenses and are not allocated to the reporting segments.

The following table summarizes the Company’s consolidated results of operations for the periods presented. The results include additional expenses related to goodwill and other intangible assets impairment charges recorded during 2014 and acquisition and reorganization costs recorded during 2015 and 2014.

Consolidated Results of Operations

	Fiscal Year Ended September 30,			% Change Higher/Lower
(Dollars in Thousands, Except per Share)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenues:
Service revenues	$130,614	$128,771	$127,698	1.4%	0.8%
Product revenues	18,625	22,543	27,364	(17.4)%	(17.6)%
Total revenues	149,239	151,314	155,062	(1.4)%	(2.4)%
Costs and expenses:
Service costs	66,795	63,876	61,649	4.6%	3.6%
Product costs	6,966	8,709	12,506	(20.0)%	(30.4)%
Total cost of sales	73,761	72,585	74,155	1.6%	(2.1)%
Gross profit	75,478	78,729	80,907	(4.1)%	(2.7)%
Selling, general and administrative expense	48,837	53,989	54,904	(9.5)%	(1.7)%
Goodwill and other intangible assets impairment charge	-	-	62,188	-%	(100.0)%
Acquisition and reorganization costs	-	1,041	3,802	(100.0)%	(72.6)%
Operating income (loss)	26,641	23,699	(39,987)	12.4%	(159.3)%
Equity in income of joint ventures	1,483	2,307	2,939	(35.7)%	(21.5)%
Interest expense, net	(3,419)	(4,370)	(3,424)	(21.8)%	27.6%
Other income (expense), net	3,648	(314)	(26)	NM	NM
Income (loss) before taxes	28,353	21,322	(40,498)	33.0%	(152.6)%
Income tax expense (benefit)	9,899	6,273	(15,800)	57.8%	(139.7)%
Net income (loss)	18,454	15,049	(24,698)	22.6%	(160.9)%
Less: Net income attributed to noncontrolling interest	701	506	505	38.5%	0.2%
Net income (loss) attributed to Landauer, Inc.	$17,753	$14,543	$(25,203)	22.1%	(157.7)%

Net income (loss) per share attributed to Landauer, Inc. shareholders:
Basic	$1.86	$1.52	$(2.65)	22.4%	(157.4)%
Weighted average basic shares outstanding	9,526	9,511	9,524

Diluted	$1.85	$1.52	$(2.65)	21.7%	(157.4)%
Weighted average diluted shares outstanding	9,569	9,540	9,524

Results of Operations

Comparison of the Fiscal Years Ended September 30, 2016 and 2015

Revenues for fiscal 2016 were $149.2 million, a decrease of $2.1 million, or 1.4% compared to revenues of $151.3 million for fiscal 2015. Revenues in the Radiation Measurement segment decreased $1.8 million, which was primarily due to the Radon business that was divested in September 2015, resulting in a $4.6 million reduction in revenues.  In addition, unfavorable foreign currency translation rates reduced revenues by $2.0 million.  Domestic Radiation Measurement services revenues increased 2.4% and product sales to the Company’s joint venture in Japan increased $2.2 million, partially offsetting the impact of the Radon business divestiture and the foreign currency rates. The remaining increase in revenues in the Radiation Measurement segment related primarily to growth in international revenues. Revenues in the Medical Physics segment increased $3.8 million, primarily driven by a $3.0 million increase in imaging services as well as a $1.0 million increase in therapy services. Revenues in the Medical Products segment decreased $4.1 million primarily due to the divestiture of this business in May 2016.

Gross margin for fiscal 2016 was 50.6% compared to 52.0% for fiscal 2015. Gross margin in the Radiation Measurement segment increased by 0.1%, however, consolidated gross profits have decreased due to the growth in Medical Physics revenues which realize lower gross profits than Radiation Measurement.

Selling, general and administrative expenses for fiscal 2016 were $48.8 million, a decrease of $5.2 million, or 9.5%, compared to $54.0 million for fiscal 2015.  Operating expenses in Corporate and the Radiation Measurement segment decreased $3.2 million primarily due to professional fees and due to the reduction in expenses resulting from the Radon business divestiture.  Operating expenses in the Medical Products segment decreased $1.9 million due to the divestiture of this business in May 2016.

Operating income for fiscal 2016 was $26.6 million, compared to operating income of $23.7 million for fiscal 2015. The increase in operating income was primarily due to the $5.2 million decrease in selling, general and administrative expenses, offset by the reduction in gross profit resulting from the May 2016 divestiture of the Medical Products segment.

Equity in income of joint ventures for fiscal 2016 was $1.5 million, a decrease of $0.8 million compared to $2.3 million for fiscal 2015.  Product sales by our joint venture, Aquila, were impacted by the timing of military sales.  In addition, equity in income of joint ventures decreased due to lower profit on product sales to our joint venture in Japan.

Interest expense, net for fiscal 2016 was $3.4 million, a decrease of $1.0 million, or 21.8%, compared to interest expense, net of $4.4 million for fiscal 2015.  The decrease was due to higher investment and interest income.

Other income for fiscal 2016 includes a $4.1 million pre-tax gain on sale of the Medical Products business that was divested in May 2016 for net cash proceeds of $10.1 million.

The effective tax rate for fiscal 2016 was 34.9%, or a $9.9 million provision, compared to 29.4%, or a $6.3 million provision, for fiscal 2015. The increase in the fiscal 2016 effective tax rate was primarily due to the mix of earnings between jurisdictions with differing tax rates and the valuation allowance recorded to offset the tax impact of capital losses generated from divestitures.

Net income attributed to Landauer, Inc. for fiscal 2016 was $17.8 million compared to net income of $14.5 million for fiscal 2015. The increase in net income was driven by the gain on sale of the Medical Products business and stronger operating margins, partially offset by a higher effective tax rate.

Radiation Measurement Segment

Radiation Measurement revenues for fiscal 2016 were $104.2 million, a decrease of $1.8 million, or 1.7%, compared to revenues of $106.0 million for fiscal 2015. The decrease in revenues was primarily due to the Radon business that was divested in September 2015, resulting in a $4.6 million reduction in revenues.    In addition, unfavorable foreign currency translation rates reduced revenues by $2.0 million.  Domestic Radiation Measurement services revenues increased 2.4% and product sales to the Company’s joint venture in Japan increased $2.2 million, partially offsetting the impact of the Radon business divestiture and the foreign currency rates.  The remaining increase in revenues in the Radiation Measurement segment related primarily to growth in international revenues.

Radiation Measurement operating income for fiscal 2016 was $37.8 million, an increase of $2.2 million,  or 6.2%, compared with operating income of $35.6 million for fiscal 2015. The increase in operating income was due to lower selling, general and administrative expenses.

Medical Physics Segment

Medical Physics revenues for fiscal 2016 were $39.2 million, an increase of $3.8 million, or 10.7%, compared to revenues of $35.4 million for fiscal 2015. The increase in revenue was primarily attributable to increased imaging services of $3.0 million, driven by higher demand for the Company’s solutions for The Joint Commission’s new Diagnostic Imaging requirements that became effective for hospitals and ambulatory care centers on July 1, 2015. In addition, therapy services revenue increased $1.0 million.

Medical Physics operating income for fiscal 2016 was $3.2 million, an increase of $0.1 million, or 2.4%, compared with operating income of $3.1 million for fiscal 2015.

Medical Products Segment

Medical Products revenues decreased to $5.8 million for fiscal 2016 from $9.9 million for fiscal 2015 as a result of the divestiture that occurred in May 2016.

Medical Products operating income for fiscal 2016 was $1.1 million, compared to operating income of $1.5 million for fiscal 2015.

Corporate Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses reflect costs associated with supporting the Company, including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology management, as well as other costs required to support the Company. Corporate expenses for fiscal 2016 were $15.5 million, a decrease of $1.1 million, or 6.8%, compared to $16.6 million for fiscal 2015. The decrease was primarily due to a $1.0 million reduction in reorganization costs.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased $2.0 million to $13.3 million during fiscal 2016.  The Company’s primary sources of liquidity are cash flows from operating activities and funds available under its syndicated credit facility. As of September 30, 2016, the Company had $65.9 million of unused availability under its current $175.0 million credit facility and was in compliance with all covenants. The change in cash and cash equivalents is as follows:

(Dollars in Thousands)	2016	2015	2014
Net cash provided by (used in):
Operating activities	$31,540	$28,253	$36,685
Investing activities	1,779	(2,278)	(7,216)
Financing activities	(35,279)	(16,523)	(30,905)
Effect of foreign currency translation	(69)	(899)	(475)
Net (decrease) increase in cash and cash equivalents	$(2,029)	$8,553	$(1,911)

Net cash provided by operating activities for fiscal 2016 was $31.5 million, a 11.3%  increase compared to $28.3 million for fiscal 2015. The increase was primarily due to lower spending on selling, general and administrative expenses.

Net cash provided by investing activities for fiscal 2016 was $1.8 million, a  change of $4.1 million compared to $2.3 million used in investing activities for fiscal 2015.  The $4.1 million change was primarily due to the proceeds of $10.1 million from the disposition of the Medical Products business in fiscal 2016 compared to the proceeds of $7.0 million received from the disposition of the Radon business in fiscal 2015.

Net cash used in financing activities for fiscal 2016 was $35.3 million, a  change of $18.8 million compared to $16.5 million for fiscal 2016. Cash flows from financing activities are comprised primarily of long-term borrowings on the credit facility, repayments of long-term borrowings and payments of cash dividends to shareholders. The $18.8 million change in financing activities was primarily due to $24.1 million in higher net repayments of debt facilitated by the cash proceeds received from the disposition of the Medical Products and Radon businesses.  In addition, the

Company expects to pay down debt over the next four to five years as it realizes its $17.5 million to $21.0 million cash tax benefit resulting from the disposal of the Medical Products business.

During fiscal 2016, the Company paid cash dividends of $10.6 million, or $1.10 per share, compared to $15.9 million, or $1.65 per share, during fiscal 2015. The Company reduced its quarterly dividend payment from $0.55 per share in the previous quarters to $0.275 per share during the third fiscal quarter of 2015.

Borrowings under the credit agreement are classified as long-term debt. The balance outstanding under the Company’s credit agreement was $109.1 million and $133.4 million as of September 30, 2016 and 2015, respectively. Interest expense on the borrowings was $3.9 million, $3.8 million and $4.0 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. The weighted average interest rate for the base and LIBOR rate was 2.9%, 2.7% and 2.6% for fiscal 2016, 2015 and 2014, respectively. The applicable interest rate for the base and LIBOR rate separately was 4.75%  and 2.77% per annum at September 30, 2016 and 4.75% and 2.69% per annum at September 30, 2015.

The Company expects to meet short-term liquidity requirements (including capital expenditures) through net cash from operating activities and cash on hand. As of September 30, 2016, long-term liquidity requirements consist primarily of obligations under the long-term debt obligations. The Company does not have any required debt repayments until August 2, 2018, when the credit facility expires. Management expects that cash flows from operations and available lines of credit will be sufficient to support both the Company’s current operations and its anticipated debt obligations for the foreseeable future.    Due to the significant repayments of debt in fiscal 2016 and the Company’s forecasted free cash flows, the Company reduced its credit facility from $175.0 million to $140.0 million in December 2016.  As a result of the reduction in the credit facility, the Company expects to reduce its annual unused credit facility fees by approximately $0.1 million.

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

The following table summarizes our significant contractual obligations and commitments on an undiscounted basis at September 30, 2016,  and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings based on their contractual maturities. Additional details regarding these obligations are provided in the Notes to Consolidated Financial Statements, as referenced in the table:

	Scheduled Payments by Period
(Dollars in Thousands)	Total	2017	2018-19	2020-21	Thereafter
Long-term debt (Note 10)	$109,100	$-	$109,100	$-	$-
Estimated interest on long-term debt (1)	5,601	3,055	2,546	-	-
Operating leases	3,183	830	1,447	906	-
Purchase obligations (2)	8,705	8,298	407	-	-
Dividends (3)	2,815	2,815	-	-	-
Pension and postretirement benefits (Note 12) (4)	4,268	417	853	857	2,141
Severance	302	302	-	-	-
Total obligations	$133,974	$15,717	$114,353	$1,763	$2,141

(1)Estimated interest expense on the corresponding long-term debt using a variable interest rate of 2.8% for the current outstanding borrowing facility at September 30, 2016 with no planned repayment until the expiration date in August 2018.

(2)Includes accounts payable at September 30, 2016 and other agreements to purchase goods or services including open purchase orders; also includes the remaining contractual obligations associated with the Company’s IT platform enhancement.

(3)Cash dividends in the amount of $0.275 per share were declared on August 18, 2016. The dividend was paid on October 5, 2016.

(4)Includes estimated future benefit payments for supplemental key executive retirement plans and a terminated retirement plan that provides certain retirement benefits payable to non-employee directors. The amounts are actuarially determined, which includes the use of assumptions, and may vary significantly from expectations.

The Company is not able to reasonably estimate the ultimate timing of the payments or the amount by which its uncertain tax positions of $1.5 million will be settled. Therefore, the liability is excluded from the preceding table. See Note 9 to the Consolidated Financial Statements for additional information regarding the Company’s income taxes.

Off-Balance Sheet Arrangements

At September 30, 2016, the Company had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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

Revenue Recognition and Deferred Contract Revenue

The majority of Radiation Measurement revenues are realized from radiation measurement services and other services incidental to radiation dose measurement. The measuring and monitoring services provided by the Company to its customers are of a subscription nature and are continuous. The Company views its business in the Radiation Measurement segment as services provided to customers over a period of time and the wear period is the period over which those services are provided. Badge production, wearing of badges, badge analysis, and report preparation are integral to the benefit that the Company provides to its customers. These services are provided to customers on an agreed-upon recurring basis (monthly, bi-monthly, quarterly, semi-annually or annually) that the customer chooses for the wear period. Revenue is recognized on a straight-line basis over the wear period. Revenues are recognized over the periods in which the customers wear the badges irrespective of whether invoiced in advance or in arrears. To a lesser degree, the Company provides equipment and sells badges to smaller distributors and joint ventures. Radiation Measurement segment product revenues are recognized upon delivery of goods when title and risk of loss pass to customers.

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

The Medical Products business was divested in May 2016. The Medical Products segment offered a broad product portfolio ranging from consumables used with MRI, CT, and mammography technologies to highly engineered consumable passive reflective markers used during image guided surgery procedures. The Medical Products segment recognized revenues upon shipment or delivery of goods when title and risk of loss pass to customers.

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

The Company capitalizes costs of software which is acquired, internally developed, or modified solely to meet the Company’s internal needs. Internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Costs incurred during the preliminary project stage as well as training costs and maintenance costs during the post implementation-operation stage are expensed. Capitalized costs of software amounted to $0.4 million and $0.7 million for fiscal 2016 and 2015, respectively.

Goodwill and Other Intangible Assets

The Company’s intangible assets include purchased customer lists, licenses, patents, trademarks, tradenames and goodwill. Purchased customer lists are recorded at cost and are amortized on a straight-line basis over estimated useful lives, which range from 4 to 15 years. Patents and licenses are also recorded at cost and are amortized on a straight-line basis over their useful lives, which range from 10 to 20 years. Tradenames have both definite lives up to 10 years and indefinite lives. The Company acquired goodwill primarily from its acquisitions of Landauer-Europe, SAPRA-Landauer, LMP and IZI Medical Products, LLC (which was part of the Medical Products business divested in May 2016) as well as other smaller investments. Goodwill has an indefinite life.

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

The Company estimated the fair value of the Radiation Measurement and Medical Physics reporting units as of September 30, 2016 using the income approach and the market approach, and no impairment charges resulted. In the income approach, the Company utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by the reporting segments and then discounting these cash flows to present value reflecting the relevant risks associated with the reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, discount rates reflecting the risk inherent in future cash flows, revenue growth, perpetual growth rates and profitability, among others.

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

The Company completed an impairment test for Medical Products as of June 30, 2014 when it became apparent that anticipated revenue and profitability trends in Medical Products were not being achieved to the extent forecasted. Based on the testing performed, the Company recorded a non-cash impairment charge of $62.2 million, of which $41.4 million related to goodwill and $20.8 million related to intangible assets for the fiscal year ended September 30, 2014.  The Medical Products business was divested in May 2016.

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

Defined Benefit Pension and Other Postretirement Benefit Plans

The defined benefit pension and other postretirement benefit plans were frozen as of March 2009. The pension expenses and benefit obligations recorded for the Company’s defined benefit plans are dependent on actuarial assumptions. These assumptions include discount rates, expected return on plan assets, interest costs, expected compensation increases, benefits earned, mortality rates, and other factors. Management reviews the plan assumptions on an annual basis to ensure that the most current, relevant information is considered. During fiscal 2014, the Company adopted the RP-2014 mortality tables and the Mortality Improvement Scale MP-2014 published by the Society of Actuaries’ Retirement Plans Experience Committee. The pension expense for fiscal year 2014 was derived based on the 2013 IRS Static Mortality table, while the pension expense for fiscal years 2016 and 2015 was derived based on the RP-2014 Mortality Table with Scale MP, to reflect future mortality improvements. If actual results vary considerably from those that are expected or if future changes are made to these assumptions, the amounts recognized for these plans could change significantly.

The weighted-average assumed discount rates used to determine plan expenses were 4.15% for pension benefits and 3.43% for other benefits in fiscal 2016, compared to 4.14% for pension benefits and 3.40% for other benefits in fiscal 2015. For fiscal 2016 expense, the expected long-term rate of return of plan assets was 6.50%, unchanged from fiscal 2015. In establishing the rate, management considered the historical rates of return and the current and planned asset classes of the plan investment portfolio. The weighted-average discount rate used to determine benefit obligations at September 30, 2016 was 3.38%, 3.04%, 3.30% and 2.35% for Pension, Key Executive SERP, Manager SERP and Directors plans, respectively, under “Pension Benefits” in the “Employee Benefit Plans” footnote of this Annual Report on Form 10-K. The weighted-average discount rate used to determine benefit obligations under “Other Benefits” was  2.76% at September 30, 2016.  Comparatively, the weighted-average discount rates used to determine benefit obligations at September 30, 2015 was 4.15%, 3.80%, 4.06% and 2.98% for Pension, Key Executive SERP, Manager SERP and Directors plans, respectively, and the weighted-average discount rate used to determine benefit obligations under “Other Benefits” was  3.43% at September 30, 2015.

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

Under the Company’s 2016 Incentive Compensation Plan adopted in February 2016, the fair value of the restricted stock and performance shares granted under the new plan is based on the Company’s closing stock price on the grant date. Stock-based compensation expense for restricted stock is cliff vested and recognized ratably over the vesting period. The terms of performance share awards allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. Stock-based compensation expense associated with performance share awards is cliff vested and recognized based on management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that are expected to be earned. The Company evaluates on a quarterly basis the progress towards achieving the performance criteria. The cumulative effect on current and prior periods of a change in the estimated number of performance share awards expected to be earned is recognized as compensation cost or as a reduction of cost in the period of the revised estimate. The Company also retains the discretion to make additional awards to executives at other times for recruiting or retention purposes. Stock-based compensation for these awards can be either cliff or graded vested depending on the agreement, and recognized ratably over the vesting period.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk, including changes in foreign currency exchange rates. The financial statements of the Company’s international subsidiaries are remeasured into U.S. dollars monthly using the U.S. dollar as the reporting currency. To date, the market risk associated with foreign currency exchange rates has not been material in relation to the Company’s financial position, results of operations, or cash flows. These risks could increase, however, as the Company expands in international markets and markets becomes more volatile. The Company estimates that a 10% and 20% adverse change in the underlying foreign currency exchange rates would have decreased reported net income in fiscal 2016 by approximately $0.6 million and $1.1 million, respectively. Historically, the Company believes that adverse changes in foreign exchange rates have not materially impacted its financial condition.

The Company is subject to interest rate risk related to borrowings under the credit facility. The variable rate identified is based on LIBOR plus a calculated margin. See Note 10 to the Consolidated Financial Statements for additional information regarding the credit facility.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Landauer, Inc.

Glenwood, Illinois

We have audited the accompanying consolidated balance sheets of Landauer, Inc. and its subsidiaries as of September 30, 2016 and 2015 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landauer, Inc. and its subsidiaries at September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landauer, Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 14, 2016, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, IL

December 14, 2016

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Landauer, Inc.

In our opinion, the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year ended September 30, 2014 present fairly, in all material respects, the results of operations and cash flows of Landauer, Inc. and its subsidiaries for the year ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the year ended September 30, 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 2, 2015

Landauer, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30,

(Dollars in Thousands)	2016	2015
Assets
Cash and cash equivalents	$13,285	$15,314
Receivables, net of allowances of $1,296 in 2016 and $1,556 in 2015	31,998	32,412
Inventories	5,670	7,035
Deferred income tax assets - current (Note 9)	2,098	4,871
Prepaid income taxes (Note 9)	764	40
Prepaid expenses and other current assets	2,187	2,081
Total current assets	56,002	61,753

Property, plant and equipment, at cost:
Land and improvements	568	626
Buildings and improvements	4,643	4,905
Internal software	51,173	50,746
Equipment	48,853	48,045
Total property, plant and equipment	105,237	104,322
Accumulated depreciation and amortization	(58,820)	(57,955)
Property, plant and equipment, net	46,417	46,367

Equity in joint ventures (Note 6)	26,174	24,010
Goodwill (Note 7)	33,807	35,072
Intangible assets, net of accumulated amortization of $11,772 in 2016 and $38,662 in 2015	9,297	13,052
Dosimetry devices, net of accumulated depreciation of $6,197 in 2016 and $5,282 in 2015	3,162	3,562
Deferred income tax assets (Note 9)	9,104	16,702
Other assets (Note 2)	6,853	8,226
Total Assets	$190,816	$208,744

The accompanying notes are an integral part of these consolidated financial statements.

Landauer, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30,

(Dollars in Thousands)	2016	2015
Liabilities
Accounts payable	$3,012	$5,773
Dividends payable (Note 11)	2,815	2,684
Deferred contract revenue	13,932	13,904
Accrued compensation and related costs	9,256	8,603
Accrued severance (Note 3)	302	972
Other accrued expenses	5,181	6,557
Total current liabilities	34,498	38,493

Long-term debt (Note 10)	109,100	133,385
Pension and postretirement obligations (Note 12)	24,833	20,508
Deferred income tax liabilities (Note 9)	86	270
Uncertain income tax liabilities (Note 9)	1,495	2,310
Other non-current liabilities	205	1,451
Total liabilities	170,217	196,417

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $.10 par value per share, authorized 1,000,000 shares; none issued	-	-
Common stock, $.10 par value per share, authorized 20,000,000 shares; 9,727,264 and 9,641,532 issued and outstanding, respectively, in 2016 and 2015 (Note 11)	973	964
Additional paid in capital	43,982	41,531
Accumulated other comprehensive loss	(15,266)	(13,741)
(Accumulated deficit) retained earnings	(10,511)	(17,559)
Landauer, Inc. stockholders’ equity	19,178	11,195
Noncontrolling interest	1,421	1,132
Total stockholders’ equity	20,599	12,327
Total Liabilities and Stockholders’ Equity	$190,816	$208,744

The accompanying notes are an integral part of these consolidated financial statements.

Landauer, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended September 30,

(Dollars in Thousands, Except per Share)	2016	2015	2014
Revenues:
Service revenues	$130,614	$128,771	$127,698
Product revenues	18,625	22,543	27,364
Total revenues	149,239	151,314	155,062
Costs and expenses:
Service costs	66,795	63,876	61,649
Product costs	6,966	8,709	12,506
Total cost of sales	73,761	72,585	74,155
Gross profit	75,478	78,729	80,907
Selling, general and administrative expense	48,837	53,989	54,904
Goodwill and other intangible assets impairment charge	-	-	62,188
Acquisition and reorganization costs	-	1,041	3,802
Operating income (loss)	26,641	23,699	(39,987)
Equity in income of joint ventures	1,483	2,307	2,939
Interest expense, net	(3,419)	(4,370)	(3,424)
Other income (expense), net	3,648	(314)	(26)
Income (loss) before taxes	28,353	21,322	(40,498)
Income tax expense (benefit)	9,899	6,273	(15,800)
Net income (loss)	18,454	15,049	(24,698)
Less: Net income attributed to noncontrolling interest	701	506	505
Net income (loss) attributed to Landauer, Inc.	$17,753	$14,543	$(25,203)

Net income (loss) per share attributed to Landauer, Inc. shareholders:
Basic	$1.86	$1.52	$(2.65)
Weighted average basic shares outstanding	9,526	9,511	9,524
Diluted	$1.85	$1.52	$(2.65)
Weighted average diluted shares outstanding	9,569	9,540	9,524

The accompanying notes are an integral part of these consolidated financial statements.

Landauer, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended September 30,

	2016
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$17,753	$701	$18,454
Other comprehensive income (loss):
Defined benefit pension and postretirement plans activity, net of taxes of $1,291	(2,038)	-	(2,038)
Unrealized losses on available-for-sale securities, net of taxes of $34	(259)	-	(259)
Foreign currency translation adjustment, net of taxes of ($1,725)	772	2	774
Comprehensive income	$16,228	$703	$16,931

	2015
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$14,543	$506	$15,049
Other comprehensive income (loss):
Defined benefit pension and postretirement plans activity, net of taxes of $418	(711)	-	(711)
Unrealized gains on available-for-sale securities, net of taxes of ($17)	93	-	93
Foreign currency translation adjustment, net of taxes of $1,602	(2,975)	(379)	(3,354)
Comprehensive income	$10,950	$127	$11,077

	2014
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net (loss) income	$(25,203)	$505	$(24,698)
Other comprehensive income (loss):
Defined benefit pension and postretirement plans activity, net of taxes of $2,152	(3,664)	-	(3,664)
Unrealized gains on available-for-sale securities, net of taxes of $4	34	-	34
Foreign currency translation adjustment, net of taxes of $1,188	(2,110)	(111)	(2,221)
Comprehensive (loss) income	$(30,943)	$394	$(30,549)

The accompanying notes are an integral part of these consolidated financial statements.

Landauer, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

		Landauer, Inc. Stockholders’ Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Non-controlling Interest	Total
Balance September 30, 2013	9,575,926	$958	$39,465	$(4,408)	$27,412	$1,585	$65,012
Stock-based compensation arrangements	1,948	-	852	-	-	-	852
Dividends	-	-	-	-	(21,082)	(499)	(21,581)
Net income	-	-	-	-	(25,203)	505	(24,698)
Foreign currency translation adjustment	-	-	-	(2,110)	-	(111)	(2,221)
Unrealized gains (losses) on available-for-sale securities, net of tax	-	-	-	34	-	-	34
Defined benefit pension and postretirement plans activity, net of tax	-	-	-	(3,664)	-	-	(3,664)
Balance September 30, 2014	9,577,874	$958	$40,317	$(10,148)	$(18,873)	$1,480	$13,734
Stock-based compensation arrangements	63,658	6	1,214	-	-	-	1,220
Dividends	-	-	-	-	(13,229)	(475)	(13,704)
Net income	-	-	-	-	14,543	506	15,049
Foreign currency translation adjustment	-	-	-	(2,975)	-	(379)	(3,354)
Unrealized gains (losses) on available-for-sale securities, net of tax	-	-	-	93	-	-	93
Defined benefit pension and postretirement plans activity, net of tax	-	-	-	(711)	-	-	(711)
Balance September 30, 2015	9,641,532	$964	$41,531	$(13,741)	$(17,559)	$1,132	$12,327
Stock-based compensation arrangements	85,732	9	2,451	-	-	-	2,460
Dividends	-	-	-	-	(10,705)	(414)	(11,119)
Net income	-	-	-	-	17,753	701	18,454
Foreign currency translation adjustment	-	-	-	772	-	2	774
Unrealized gains (losses) on available-for-sale securities, net of tax	-	-	-	(259)	-	-	(259)
Defined benefit pension and postretirement plans activity, net of tax	-	-	-	(2,038)	-	-	(2,038)
Balance September 30, 2016	9,727,264	$973	$43,982	$(15,266)	$(10,511)	$1,421	$20,599

The accompanying notes are an integral part of these consolidated financial statements.

Landauer, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended September 30,

(Dollars in Thousands)	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$18,454	$15,049	$(24,698)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,072	12,312	13,915
Goodwill and other intangible assets impairment charge	-	-	62,188
Loss on sale, disposal and abandonment of assets	705	181	208
(Gain) loss on investments	(754)	176	(419)
(Gain) loss on disposition of business	(4,131)	366	-
Equity in income of joint ventures	(1,483)	(2,307)	(2,939)
Dividends from joint ventures	1,195	1,144	1,340
Stock-based compensation and related net tax benefits	2,841	1,583	2,074
Current and long-term deferred income taxes, net	9,150	238	(26,920)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(651)	471	2,568
(Increase) decrease in prepaid income taxes	(732)	1,694	1,363
Decrease (increase) in other operating assets, net	106	(544)	1,497
(Decrease) increase in accounts payable and other accrued liabilities	(3,774)	(1,246)	2,854
(Decrease) increase in other operating liabilities, net	(458)	(864)	3,654
Net cash provided by operating activities	31,540	28,253	36,685

Cash flows from investing activities:
Acquisition of property, plant and equipment	(8,893)	(7,974)	(4,161)
Proceeds from disposition of business	10,089	6,958	-
Acquisition of joint ventures and businesses, net of cash acquired	-	-	(1,800)
Other investing activities, net	583	(1,262)	(1,255)
Net cash provided by (used in) investing activities	1,779	(2,278)	(7,216)

Cash flows from financing activities:
Net borrowings on revolving credit facility	-	-	(60)
Long-term borrowings – loan	17,000	30,300	33,800
Long-term borrowings – repayment	(41,285)	(30,500)	(43,000)
Dividends paid to stockholders	(10,574)	(15,874)	(21,048)
Other financing activities, net	(420)	(449)	(597)
Net cash used in financing activities	(35,279)	(16,523)	(30,905)

Effects of foreign currency translation	(69)	(899)	(475)

Net (decrease) increase in cash and cash equivalents	(2,029)	8,553	(1,911)
Opening balance – cash and cash equivalents	15,314	6,761	8,672
Ending balance – cash and cash equivalents	$13,285	$15,314	$6,761

Supplemental disclosure of cash flow information:
Accrued capital spending included in accounts payable and other accrued liabilities	$747	$1,068	$351
Cash paid for interest, net of amounts capitalized	$3,860	$3,799	$3,930
Cash paid for income taxes, net of refunds	$1,712	$6,661	$6,704

The accompanying notes are an integral part of these consolidated financial statements.

Landauer, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands)

1.Summary of Significant Accounting Policies

Description of Business

Landauer, Inc., together with the subsidiaries through which businesses are conducted (the “Company”), is a leading global provider of technical and analytical services to determine occupational and environmental radiation exposure, the leading domestic provider of outsourced medical physics services, and a provider of radiology related medical products.  The Company operates in three primary business segments: Radiation Measurement; Medical Physics; and Medical Products (divested in May 2016). Additional information regarding the Company’s segments is contained in Note 16.

Basis of Presentation and Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Entities in which the Company does not have a controlling financial interest, but is considered to have significant influence, are accounted for on the equity method.

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

Long-term Investments

The Company had long-term investments of $4,140 and $3,509 at September 30, 2016 and 2015, respectively that are held in a Rabbi trust for benefits under the Company’s deferred compensation plan. Under the plan, participants designate investment options to serve as the basis for measurement of the notional value of their accounts. The investments, classified as trading securities, include a money market fund and mutual funds that are publicly traded. Trading securities are carried at fair value with unrealized gains and losses included in earnings. The fair values of the shares or underlying securities of these funds are based on quoted market prices.

The Company had long-term investments of $0 and $1,763 at September 30, 2016 and 2015, respectively, consisting of fixed income mutual funds classified as available-for-sale securities. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported in other comprehensive income. The cost of securities sold is based on the specific identification method. The investments are valued based on the net asset value of the underlying securities as provided by the investment account manager. The investments are not restricted or subject to a lockup and may be redeemed on demand. Notice within a certain period of time prior to redemption is not required.

Long-term investments are included in other long-term assets.

Revenue Recognition and Deferred Contract Revenue

The majority of the Radiation Measurement revenues are realized from radiation measurement services and other services incidental to radiation dose measurement. The measuring and monitoring services provided by the Company to its customers are of a subscription nature and are continuous. The Company views its business in the Radiation Measurement segment as services provided to customers over a period of time and the wear period is the period over which those services are provided. Badge production, wearing of badges, badge analysis, and report preparation are integral to the benefit that the Company provides to its customers. These services are provided to customers on an agreed-upon recurring basis (monthly, bi-monthly, quarterly, semi-annually or annually) that the customer chooses for the wear period. Revenue is recognized on a straight-line basis over the wear period. Revenues are recognized over the periods in which the customers wear the badges irrespective of whether invoiced in advance or in arrears.

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

The Company, through its Medical Products segment, offered high quality medical consumable accessories used in radiology, radiation therapy, and image guided surgery procedures. The Medical Products segment recognized revenues upon shipment or delivery of goods when title and risk of loss pass to customers. The Medical Products segment was divested in May 2016.

The amounts recorded as deferred contract revenue in the consolidated balance sheets represent invoiced amounts in advance of delivery of the service, and are net of services rendered through the respective consolidated balance sheet date. Deferred contract revenue was $13,932 and $13,904, respectively, as of September 30, 2016 and 2015.

Concentrations of credit risk with respect to accounts receivable are limited.  The large diversified customer base results in no single customer representing greater than 5% of revenue. The Company routinely reviews outstanding customer balances and records allowances for bad debts as necessary.

Research and Development

The cost of research and development programs is charged to selling, general and administrative expense as incurred and amounted to $4,017,  $4,579 and $5,813 in fiscal 2016, 2015 and 2014, respectively. Research and development costs include salaries and allocated employee benefits, third-party research contracts and supplies.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense, primarily related to product shows and exhibits, amounted to $1,105,  $1,023 and $1,191 in fiscal 2016, 2015 and 2014, respectively.

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

Stock-Based Compensation

The Company measures and recognizes compensation cost at fair value as of the grant date for all share-based payments, including stock options.

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

Subsequent to fiscal 2005, key employees and/or non-employee directors have been granted restricted share awards that consist of performance shares and time vested restricted stock. Performance shares represent a right to receive shares of common stock upon satisfaction of performance goals or other specified metrics. Restricted stock represents a right to receive shares of common stock upon the passage of a specified period of time. The fair value of performance shares and restricted stock is based on the Company’s closing stock price on the date of grant. Compensation expense for performance shares is recorded ratably over the vesting period, assuming that achievement of performance goals is deemed probable. Compensation expense for restricted stock is cliff vested and recognized ratably over the vesting period. The Company also retains the discretion to make additional awards to executives at other times for recruiting or retention purposes. Stock-based compensation for these awards can be either cliff or graded vested depending on the agreement, and recognized ratably over the vesting period.

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

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance for recognizing revenue from contracts with customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In July 2015, the FASB deferred the effective date of the new revenue standard by one year. Public companies would now be required to adopt the new guidance for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The FASB decided to allow earlier adoption of the new revenue standard, but not earlier than the original effective date. This guidance is effective for the Company in the first quarter of fiscal 2019. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position and liquidity.  To date, the Company has formed a committee to evaluate the impact and are in the initial stages of evaluation.

In June 2014, the FASB issued new guidance on accounting for share-based payments requiring a specific performance target to be achieved in order for employees to become eligible to vest in the awards when that performance target may be achieved after the requisite service period for the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. This guidance is effective for the Company in the first quarter of fiscal 2017. Early adoption is permitted. The Company has evaluated the impact this guidance will have on its results of operations, financial position and liquidity and has concluded that the impact is nominal.

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

In April 2015, the FASB issued new guidance on a customer’s accounting for fees paid in a cloud computing arrangement (CCA).  Under the new standard, customers will apply the same criteria as vendors to determine whether a CCA contains a software license or is solely a service contract.  This standard is effective for the Company in the first quarter of fiscal 2017.  The Company has evaluated the impact this guidance will have on its results of operations, financial position and liquidity and has concluded that the impact is nominal.

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

In June 2016, the FASB issued new guidance to introduce a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses.  The update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The update is effective for the Company in the first quarter of fiscal 2020, although early adoption is permitted.  The Company is currently evaluating the effect that this update will have on its financial statements and related disclosures.

In August 2016, the FASB issued guidance related to the presentation and classification of certain transactions in the Statement of Cash Flows where diversity in practice exists, making targeted changes to how cash receipts and cash payments are presented in the statement of cash flows.  The update is effective for the Company is the first quarter of fiscal 2018.  The Company is currently evaluating the effect that this update will have on its financial statements and related disclosures.

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2016
(Dollars in Thousands)	Level 1	Level 2	Level 3
Asset Category
Cash equivalents	$453	$-	$-
Mutual funds	3,687	-	-
Total Financial Assets at Fair Value	$4,140	$-	$-

	Fair Value Measurements at September 30, 2015
(Dollars in Thousands)	Level 1	Level 2	Level 3
Asset Category
Cash equivalents	$272	$-	$-
Mutual funds	3,237	-	-
Available-for-sale securities	-	1,763	-
Total Financial Assets at Fair Value	$3,509	$1,763	$-

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at September 30, 2016 and 2015, measured on a recurring basis.

The Level 1 financial assets are comprised of investments in trading securities, which are reported in other long-term assets. The investments are held in a Rabbi trust for benefits under the Company’s deferred compensation plan.  The fair value of the assets in the Rabbi trust approximate the deferred compensation liability. Under the plan, participants designate investment options to serve as the basis for measurement of the notional value of their accounts. The investments include a money market fund and mutual funds that are publicly traded. The fair values of the shares or underlying securities of these funds are based on quoted market prices.

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

3.Acquisition and Reorganization Costs

Acquisition and reorganization costs during fiscal 2016, 2015 and 2014 were $0,  $1,041 and $3,802, respectively.

Acquisition expenses, consisting primarily of fees for accounting, financial, legal and tax advice to support the due diligence, transaction structure and accounting for acquisitions, as well as costs in the pursuit of acquisitions that may not be consummated, were $0, $0 and $232, for fiscal 2016, 2015 and 2014, respectively.  Acquisition costs were expensed as incurred.

Reorganization costs for severance to support changes in selected management roles throughout the organization were $0,  $1,041 and $3,486,  for fiscal 2016, 2015 and 2014, respectively. In fiscal 2016 and 2015 the Company made severance payments of $1,002 and $2,677, respectively. Remaining payments of $302 and $0 are expected to be paid in fiscal 2017 and 2018, respectively.

4.Disposition of Business

The Company divested its Medical Products business in May 2016, and received cash proceeds of approximately $10.1 million, net of cash assumed by the acquirer and net of cash paid for transaction expenses. Cash proceeds of $0.8 million are held in escrow and are expected to be released to the Company in fiscal 2018.  The Company recognized a $4.1 million pre-tax gain on sale from the disposition of this business. The Company has evaluated whether this divestiture qualifies as a discontinued operation pursuant to FASB Accounting Standards Codification 205-20 “Discontinued Operations.” The Company has concluded that the divestiture of the Medical Products business does not represent a strategic shift and will not have a major effect on the Company’s financial results and operations, and is therefore not considered a discontinued operation.

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

(Dollars in Thousands, Except per Share)	2016	2015	2014
Basic Net Income (Loss) per Share:
Net income (loss) attributed to Landauer, Inc.	$17,753	$14,543	$(25,203)
Less: Income allocated to unvested restricted stock	79	86	-
Net income (loss) available to common stockholders	$17,674	$14,457	$(25,203)

Basic weighted average shares outstanding	9,526	9,511	9,524
Net income (loss) per share – Basic	$1.86	$1.52	$(2.65)

Diluted Net Income (Loss) per Share:
Net income (loss) attributed to Landauer, Inc.	$17,753	$14,543	$(25,203)
Less: Income allocated to unvested restricted stock	79	86	-
Net income (loss) available to common stockholders	$17,674	$14,457	$(25,203)

Basic weighted average shares outstanding	9,526	9,511	9,524
Effect of dilutive securities	43	29	-
Diluted weighted average shares outstanding	9,569	9,540	9,524
Net income (loss) per share – Diluted	$1.85	$1.52	$(2.65)

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

	2016	2015	2014
Effect of dilutive securities	-	-	51

6.Equity in Joint Ventures

Equity in Joint Ventures consists of amounts invested in joint ventures in which the Company holds a noncontrolling interest. These investments are accounted for using the equity method of accounting.

At September 30, 2016, the Company had a 50% equity interest in Nagase-Landauer, Ltd. (“Nagase”), a radiation measurement company in Japan; a 50% equity interest in Epsilon-Landauer Dozimetri, a radiation measurement company in Turkey; and a 49% equity interest in Yamasato, Fujiwara, Higa & Associates, Inc., a domestic small business supplier to the International Atomic Energy Agency and the U.S. military.

The combined summary financial information as of and for the years ended September 30, 2016, 2015 and 2014 is presented for all equity method investments owned during the respective periods.

(Dollars in Thousands)	2016	2015	2014
Revenues	$41,537	$46,591	$48,897
Gross profit	16,836	17,141	18,244
Net income	4,585	4,782	4,740

(Dollars in Thousands)	2016	2015
Current assets	$21,159	$23,053
Other assets	46,872	41,885
Current liabilities	12,689	15,077
Other liabilities	4,672	5,009

7.Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by reportable segment, for the years ended September 30, 2016 and 2015 were as follows:

(Dollars in Thousands)	Radiation Measurement	Medical Physics	Medical Products	Total
Balance as of September 30, 2015
Goodwill	$11,002	$22,611	$65,527	$99,140
Accumulated impairment losses	-	-	(64,068)	(64,068)
Balance as of September 30, 2015	$11,002	$22,611	$1,459	$35,072
Effects of foreign currency - Goodwill	194	-	(784)	(590)
Effects of foreign currency - Accumulated impairment losses	-	-	769	769
Decrease related to dispositions - Goodwill	-	-	(64,743)	(64,743)
Decrease related to dispositions - Accumulated impairment losses	-	-	63,299	63,299
Balance as of September 30, 2016
Goodwill	$11,196	$22,611	$-	$33,807
Accumulated impairment losses	-	-	-	-
Balance as of September 30, 2016	$11,196	$22,611	$-	$33,807

Goodwill and certain intangible assets with indefinite lives are reviewed annually for impairment and more frequently if an event occurs or circumstances change that would require the Company to perform an interim review. The Company has three segments: Radiation Measurement; Medical Physics; and Medical Products divested in May 2016.

The Company completed a quantitative assessment for the Radiation Measurement and Medical Physics reporting segments as of September 30, 2016 using the income approach and the market approach, and the estimated fair value of these reporting segments significantly exceeded their carrying values. The discount rates used in this valuation ranged from 9% to 10%.

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

Intangible assets for the years ended September 30 were as follows:

	2016
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Intangibles Impairment Charge
Customer lists	$16,982	$10,436	$6,546	$-
Trademarks and tradenames	133	-	133	-
Licenses and patents	3,397	779	2,618	-
Other intangibles	557	557	-	-
Intangible assets	$21,069	$11,772	$9,297	$-

	2015
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Intangibles Impairment Charge
Customer lists	$43,131	$33,716	9,415	$18,657
Trademarks and tradenames	2,181	2,051	130	1,498
Licenses and patents	5,825	2,338	3,487	665
Other intangibles	577	557	20	-
Intangible assets	$51,714	$38,662	$13,052	$20,820

The decrease in gross carrying amount and accumulated amortization of intangible assets from September 30, 2015 to September 30, 2016 was due primarily to the divestiture of the Medical Products business in May 2016.  No customer lists or tradenames were assumed during fiscal 2016 and 2015 relating to business combinations.  Amortization of intangible assets was $1,969,  $2,243 and $3,978 for the years ended September 30, 2016, 2015 and 2014, respectively. Annual aggregate amortization expense related to intangible assets is estimated to be approximately $1,099 in fiscal 2017,  $1,099 in fiscal 2018, $980 in fiscal 2019,  $860 in fiscal 2020 and $860 in fiscal 2021.

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

	Cumulative Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Securities	Pension and Postretirement Plan Adjustments	Comprehensive (Loss) Income
Balance at September 30, 2013	$(383)	$132	$(4,157)	$(4,408)
Other comprehensive income before reclassifications	(2,110)	161	(3,988)	(5,937)
Amounts reclassified from accumulated other comprehensive income	-	(127)	324	197
Net period other comprehensive income	(2,110)	34	(3,664)	(5,740)
Balance at September 30, 2014	$(2,493)	$166	$(7,821)	$(10,148)
Other comprehensive income before reclassifications	(4,417)	177	(1,354)	(5,594)
Amounts reclassified from accumulated other comprehensive income	1,442	(84)	643	2,001
Net period other comprehensive income	(2,975)	93	(711)	(3,593)
Balance at September 30, 2015	$(5,468)	$259	$(8,532)	$(13,741)
Other comprehensive income before reclassifications	536	112	(3,030)	(2,382)
Amounts reclassified from accumulated other comprehensive income	236	(371)	992	857
Net period other comprehensive income	772	(259)	(2,038)	(1,525)
Balance at September 30, 2016	$(4,696)	$-	$(10,570)	$(15,266)

The tables below presents impacts on net income of significant amounts reclassified out of each component of accumulated other comprehensive income:

Pension and Postretirement Plan Adjustments (1)	2016	2015	2014
Service cost	$60	$51	$62
Interest cost	1,608	1,586	1,550
Expected return on plan assets	(1,493)	(1,584)	(1,508)
Amortization of net loss	547	416	183
Total before tax	722	469	287
(Benefit) provision for income taxes	(270)	(174)	(37)
Total net of tax	$992	$643	$324

(1)	These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit costs (refer to Note 12 for additional details regarding employee benefit plans).

Unrealized Gains and Losses on Available-for-Sale Securities	2016	2015	2014
Realized gains on available-for-sale investments into earnings (1)	$(437)	$(99)	$(150)
Total before tax	(437)	(99)	(150)
Provision for income taxes (2)	(66)	(15)	(23)
Total net of tax	$(371)	$(84)	$(127)

(1)	This amount is reported in Interest Expense, net on the Consolidated Statements of Operations.
(2)	This amount is reported in Income Tax Expense (Benefit) on the Consolidated Statements of Operations.

9.Income Taxes

The components of pretax income for the years ended September 30 were as follows:

(Dollars in Thousands)	2016	2015	2014
Pretax income:
U.S.	$22,081	$14,940	$(46,061)
Foreign	6,272	6,382	5,563
Total pretax income	$28,353	$21,322	$(40,498)

The components of the provision for income taxes for the years ended September 30 were as follows:

(Dollars in Thousands)	2016	2015	2014
Current:
U.S. Federal	$(2,322)	$2,407	$5,581
State and local	152	405	591
Foreign	2,355	2,708	1,858
Current tax provision	$185	$5,520	$8,030
Deferred:
U.S. Federal	$8,961	$990	$(22,261)
State and local	770	68	(1,320)
Foreign	(17)	(305)	(249)
Deferred tax provision	$9,714	$753	$(23,830)
Income tax provision	$9,899	$6,273	$(15,800)

The effective tax rates for the fiscal years ended September 30, 2016, 2015 and 2014 were 34.9%,  29.4% and 39.0%, respectively. The increase in the fiscal 2016 effective tax rate was primarily due to the mix of earnings between jurisdictions with differing tax rates and the valuation allowance recorded to offset the tax impact of capital losses generated from divestitures..  The following is a reconciliation of the U.S. federal statutory rate of 35.0% to the effective income tax rate:

	2016	2015	2014
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes net of Federal tax benefit	2.1%	1.3%	2.4%
Effect of foreign affiliates	(2.8)%	(4.4)%	1.1%
Earnings of unconsolidated affiliates	(2.0)%	(3.2)%	1.9%
R&D credit	(1.0)%	(0.4)%	0.0%
Domestic production activity deduction	0.0%	(0.8)%	0.7%
Partnership income	1.6%	1.9%	(1.3)%
Provision to return adjustments	0.1%	(0.9)%	(0.4)%
Meals and entertainment	0.3%	0.5%	(0.3)%
Change in deferred rate	0.0%	0.0%	0.1%
Uncertain tax positions	(1.7)%	(1.6)%	(0.3)%
Valuation allowance	1.5%	0.0%	0.0%
Other	1.8%	2.0%	0.1%
Effective income tax rate	34.9%	29.4%	39.0%

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at September 30:

(Dollars in Thousands)	2016	2015
Deferred tax assets:
Post-retirement benefits	$7,635	$6,228
Compensation expense	4,054	3,510
NOLs and attributes	16,350	289
Intangible asset amortization	-	19,782
Cumulative translation adjustment	1,095	2,820
Other deferred tax assets	1,611	3,222
	30,745	35,851
Valuation allowance	(456)	-
Total deferred tax assets, net of allowance	30,289	35,851

Deferred tax liabilities:
Depreciation	2,322	1,085
Software development	12,156	12,400
Intangible asset amortization	4,001	-
Equity method investment	641	689
Unremitted earnings of foreign subsidiaries	53	347
Other deferred tax liabilities	-	27
	19,173	14,548
Net deferred tax asset	$11,116	$21,303

At September 30, 2016, the Company recorded a $13,300 state and federal net operating loss (“NOL”) deferred tax asset related to the May 2016 divestiture of IZI Medical Products, LLC, which will expire between 2022 and 2037. The Company believes that the realization of this deferred tax assets is more likely than not based upon the expectation that the Company will generate the necessary taxable income in the future periods. Therefore, no valuation allowance was recorded for this deferred tax asset.

At September 30, 2016, the Company recorded a $456 capital loss deferred tax asset related to the Ilumark GmbH entity that was divested together with IZI Medical Products, LLC.  This capital loss deferred tax asset will expire in 2022.  The Company believes it is more likely than not that the benefit from this deferred tax asset will not be realized. In recognition of this risk, the Company has recorded a valuation allowance of $456 against the deferred tax asset.

The Company has provided for U.S. deferred income taxes and foreign withholding tax in the amount of $53 on undistributed earnings not considered permanently reinvested in its non-U.S. subsidiaries. The Company has no indefinitely reinvested foreign earnings and profits as of 2016.

As of September 30, 2016, the Company’s U.S. income tax returns for fiscal 2013 and subsequent years remained subject to examination by the Internal Revenue Service (“IRS”).  State income tax returns generally have statute of limitations for periods between three and four years from the date of filing. The Company is currently undergoing a state income tax audit. The Company does not expect the audit to have a material impact on its consolidated financial statements. The Company is not currently under audit in any foreign jurisdictions. The Company’s foreign operations have statute of limitations on the examination of tax returns for periods between two and six years.

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

A reconciliation of gross unrecognized tax benefits, exclusive of interest and penalties, is as follows:

(Dollars in Thousands)	2016	2015	2014
Balance at beginning of year	$1,993	$2,917	$2,775
Tax positions related to current year:
Gross increases	1	112	358
Tax positions related to prior periods:
Gross increases	88	81	65
Decreases related to lapse of statute of limitations	(789)	(1,117)	(281)
Balance at end of year	$1,293	$1,993	$2,917

The total amount of unrecognized tax benefits, net of federal benefit that, if recognized, would affect the effective tax rate was $812, $1,274 and $1,840, as of September 30, 2016, 2015 and 2014, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2016 and 2015, the gross amount of interest and penalties recorded was $202 and  $316, respectively. The Company’s unrecognized tax benefits are primarily due to intercompany allocations between jurisdictions. The amount of unrecognized tax benefits and the related interest and penalties expected to reverse within the next fiscal year is estimated to be approximately $559.

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

Borrowings under the credit agreement are classified as long-term debt. The Company repaid $41,285,  $30,500 and $43,000 of the borrowings under the credit facility for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. The balance outstanding under the Company’s credit agreement was $109,100 and $133,385 as of September 30, 2016 and 2015, respectively. Interest expense on the borrowings was $3,852,  $3,833 and $3,968 for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. The weighted average interest rate for the base and LIBOR rate was 2.9%, 2.7% and 2.6% for fiscal 2016, 2015 and 2014, respectively. The applicable interest rate for the base and LIBOR rate separately was 4.75% and 2.77% per annum at September 30, 2016 and 4.75% and 2.69% per annum at September 30, 2015.

As of September 30, 2016, the Company had $65.9 million of unused availability under its $175.0 million credit facility and was in compliance with all covenants.  In December 2016, the Company notified its lenders that it is voluntarily reducing its credit facility from $175.0 million to $140.0 million due to the significant unused availability.

11.Capital Stock

The Company has two classes of capital stock, preferred and common, with a par value of $0.10 per share for each class. Of 20,000,000 common shares which are authorized, there were 9,727,264 and 9,641,532 shares of common stock issued and outstanding as of September 30, 2016 and 2015, respectively. Of 1,000,000 preferred shares which are authorized, there were no shares of preferred stock issued. Cash dividends of $1.100 per common share were declared in fiscal year 2016. As of September 30, 2016, there were accrued and unpaid dividends of $2,815. The Company has reserved 700,000 shares of common stock under the 2016 Landauer, Inc. Incentive Compensation Plan approved by shareholders on February 18, 2016.  Previously, Landauer had reserved 500,000 shares of common stock for grants under its Landauer, Inc. Incentive Compensation Plan.  Upon approval of the new plan in 2016, all shares reserved under the prior plan were cancelled.

12.Employee Benefit Plans

The Company sponsors postretirement benefit plans to provide pension, supplemental retirement funds, and medical expense reimbursement to eligible retired employees, as well as a directors’ retirement plan that provides for certain retirement benefits payable to non-employee directors. Following is a description of these benefit plans.

Defined Contribution Plans

The Company sponsors a 401(k) retirement savings plan covering substantially all Radiation Measurement U.S. full-time employees as well as substantially all of the employees of the Company’s Medical Physics segment and, prior to its divestiture, the Medical Products segment. The Company also maintains a supplemental defined contribution plan for certain executives, which allows participating executives to make voluntary deferrals and provides for employer contributions at the Company’s discretion.

The plans are qualified under applicable sections of the Internal Revenue Code and allow employees to contribute a portion of their pre-tax income in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to certain limits. Amounts expensed for Company contributions under these plans during the fiscal years ended September 30, 2016, 2015 and 2014 were $1,842, $1,784 and $1,723, respectively.

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

	Pension Benefits		Other Benefits
(Dollars in Thousands)	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$39,049	$38,976	$1,013	$1,299
Service cost	-	-	60	51
Interest cost	1,570	1,554	38	32
Actuarial (gain) loss	4,119	(251)	160	(347)
Benefits paid	(1,256)	(1,230)	(47)	(22)
Benefit obligation at end of year	43,482	39,049	1,224	1,013
Change in plan assets:
Fair value of plan assets at beginning of year	23,399	24,785	-	-
Actual return on plan assets	1,768	(561)	-	-
Employer contributions	408	405	47	22
Benefits paid	(1,256)	(1,230)	(47)	(22)
Fair value of plan assets at end of year	24,319	23,399	-	-
Funded status at end of year	$(19,163)	$(15,650)	$(1,224)	$(1,013)

	Pension Benefits		Other Benefits
(Dollars in Thousands)	2016	2015	2016	2015
Amounts recognized in consolidated balance sheets:
Current liabilities – accrued pension and postretirement costs	$(410)	$(398)	$(83)	$(68)
Noncurrent liabilities – pension and postretirement obligations	(18,753)	(15,252)	(1,141)	(945)
Net amount recognized	$(19,163)	$(15,650)	$(1,224)	$(1,013)

Amounts recognized in accumulated other comprehensive income (loss):
Net loss (gain)	$16,833	$13,550	$(155)	$(330)
Net amount recognized in accumulated other comprehensive income (loss)	$16,833	$13,550	$(155)	$(330)

As of September 30, 2016 and 2015, the accumulated benefit obligation for all defined benefit pension plans was $43,482 and $39,049 respectively. Information for pension plans with an accumulated benefit obligation in excess of plan assets as of September 30 is set forth in the following table:

(Dollars in Thousands)	2016	2015
Projected benefit obligation	$43,482	$39,049
Accumulated benefit obligation	43,482	39,049
Fair value of plan assets	24,319	23,399

The components of net periodic benefit cost that were amortized from Accumulated Other Comprehensive Income were as follows:

	Pension Benefits
(Dollars in Thousands)	2016	2015	2014
Interest cost	$1,570	$1,554	$1,500
Expected return on plan assets	(1,493)	(1,584)	(1,508)
Amortization of net loss	562	464	194
Net periodic benefit cost	$639	$434	$186

	Other Benefits
(Dollars in Thousands)	2016	2015	2014
Service cost	$60	$51	$62
Interest cost	38	32	51
Amortization of net gain	(15)	(48)	(11)
Net periodic benefit cost	$83	$35	$102

Other changes in plan assets and benefit obligations recognized in other comprehensive income, pre-tax, were as follows:

	Pension Benefits
(Dollars in Thousands)	2016	2015	2014
Net loss	$3,845	$1,894	$5,848
Amortization of net loss	(562)	(464)	(194)
Total recognized in other comprehensive income (loss)	3,283	1,430	5,654
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$3,922	$1,864	$5,840

	Other Benefits
(Dollars in Thousands)	2016	2015	2014
Net (gain) loss	$160	$(348)	$150
Amortization of net gain	15	48	11
Total recognized in other comprehensive income (loss)	175	(300)	161
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$258	$(265)	$263

The estimated pre-tax amount in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over the next fiscal year for pension benefits is a net loss of $11,335. The estimated pre-tax amount in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over the next fiscal year for other benefits is a net gain of $5,532.

Assumptions

The weighted-average discount rate used to determine benefit obligations at September 30, 2016 was 3.38%, 3.04%,  3.30% and 2.35% for Pension, Key Executive SERP, Manager SERP and Directors plans, respectively, which all fall under “Pension Benefits” in this footnote. The weighted-average discount rate used to determine benefit obligations under “Other Benefits” was 2.76% at September 30, 2016.

The weighted-average assumptions used to determine net periodic benefit cost for years ended September 30 were as follows:

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Discount rate	4.15%	4.14%	4.72%	3.43%	3.40%	4.72%
Expected long-term return on plan assets	6.50%	6.50%	6.50%	na	na	na
Rate of compensation increase	na	na	na	na	na	na

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

Assumed health care cost trend rates at September 30 were as follows:

	2016	2015
Health care cost trend rate assumed for next year	10%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6%	6%
Year that the rate reaches the ultimate trend rate	2020	2019

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of September 30, 2016.

(Dollars in Thousands)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on aggregate of service and interest cost	$8	$8
Effect on postretirement benefit obligation	$103	$91

Contributions

The Company, under IRS minimum funding standards, has no required contributions to make to its defined benefit pension plan during fiscal 2017.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

(Dollars in Thousands)	Pension Benefits	Other Benefits
2017	$1,391	$84
2018	1,588	124
2019	1,785	113
2020	1,794	104
2021	1,955	89
Years 2022-2026	11,005	649

Plan Assets

The Company’s pension plan weighted-average asset allocations by asset category at September 30 were as follows:

	Plan Assets at September 30,
Asset Category:	2016	2015
Fixed income	44%	46%
Equity securities	55%	53%
Cash equivalents	1%	1%
Total	100%	100%

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

Additional information regarding fair value inputs and hierarchy is contained in Note 2. Plan assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2016
(Dollars in Thousands)	(Level 1)	(Level 2)	(Level 3)
Asset Category:
Money market accounts	$-	$158	$-
Debt securities:
Domestic	10,276	-	-
International	489	-	-
Equity securities:
Domestic	11,078	-	-
International	2,318	-	-
Total assets at fair value	$24,161	$158	$-

	Fair Value Measurements at September 30, 2015
(Dollars in Thousands)	(Level 1)	(Level 2)	(Level 3)
Asset Category:
Money market accounts	$129	$-	$-
Debt securities:
Corporate bonds	9,095	-	-
Government bonds	1,679	-	-
Equity securities:
Domestic	10,245	-	-
International	2,251	-	-
Total assets at fair value	$23,399	$-	$-

13.Commitments and Contingencies

The Company is a party to a variety of legal proceedings that arise in the ordinary course of its business. While the results of these legal proceedings cannot be predicted with certainty, the Company regularly reviews legal matters and records provisions for claims that it can estimate and are considered probable of loss. As of September 30, 2016, management believes that the final outcomes of these proceedings are not probable or estimable and there are no claims that are reasonably possible that require disclosure.  The total future minimum lease obligations for operating leases as of September 30, 2016 are $3,183 for fiscal years 2017 through 2021.

14.Stock-Based Compensation

The Company maintains two stock-based compensation awards for key employees and/or non-employee directors: (i) the Landauer, Inc. Incentive Compensation Plan (the “IC Plan”), which was approved by shareholders in February 2008; and (ii) the 2016 Landauer, Inc. Incentive Compensation Plan (the “2016 IC Plan”), which was approved by shareholders in February 2016. For future grants, the 2016 IC Plan replaced all previous plans. The Company reserved 700,000 shares of its common stock for grant under the 2016 IC Plan, and shares reserved for award and unused under the previous plans were cancelled. The 2016 IC Plan provides for grants of options to purchase the Company’s common stock, restricted stock, restricted stock units, performance shares and units, and stock appreciation rights. Shares issued upon settlement of stock-based compensation awards are issued from the Company’s authorized, unissued stock.

Stock-based compensation expense, primarily for grants of restricted stock, totaled approximately $2,841,  $1,583,  and $2,092 for fiscal 2016, 2015, and 2014, respectively. The total income tax benefit recognized in the consolidated statements of operations related to expense for stock-based compensation was approximately $1,061,  $586,  and $774 during fiscal 2016, 2015 and 2014, respectively.

Restricted Share Awards

Restricted share awards consist of performance shares and time-vested restricted stock. Expense related to performance shares and restricted stock is recognized ratably over the vesting period. Restricted stock issued to eligible employees and directors under the Plans vests, to date, over a period from 1 year to 3 years, and performance shares contingently vest over various periods, depending on the nature of the performance goal. Restricted share transactions during fiscal 2016 were as follows:

	Number of Restricted Share Awards (in Thousands)	Weighted-Average Fair Value
Outstanding at October 1, 2015	127	$39.62
Granted	102	37.80
Vested	(36)	50.06
Forfeited	(9)	40.10
Outstanding at September 30, 2016	184	$36.48

As of September 30, 2016, unrecognized compensation expense related to restricted share awards totaled $3,194 and is expected to be recognized over a weighted average period of 1.00 years. The total fair value of shares vested during fiscal 2016, 2015 and 2014 was $1,327,  $1,453, and  $3,556, respectively.

The per share weighted average fair value of restricted shares, including restricted stock and performance shares, granted during fiscal 2016, 2015 and 2014 was $37.80,  $34.62,  and $47.97, respectively.

Stock Options

Expense related to stock options issued to eligible employees and directors under the 2016 IC Plan is recognized ratably over the vesting period. Stock options generally vest over a period of 0 to 4 years and have 10-year contractual terms. A summary of stock option activity during fiscal 2016 is presented below:

	Number of Options (in Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at October 1, 2015	2	$49.88
Exercised	-	-
Forfeited	(2)	49.88
Outstanding at September 30, 2016	-	$-	-	$-
Exercisable at September 30, 2016	-	$-	-	$-

As of September 30, 2016, all outstanding stock options were vested and compensation expense related to stock options was recognized. The Company has not granted stock options subsequent to fiscal 2005. The intrinsic value of options exercised totaled $0,  $0,  and $34 during fiscal 2016, 2015 and 2014, respectively. The total income tax benefit recognized in the consolidated statements of operations related to the exercise of stock options was $0,  $0, and $13  during fiscal 2016, 2015 and 2014, respectively.

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

(Dollars in Thousands)	2016	2015	2014
Domestic	$120,309	$120,861	$117,853
Europe	17,747	20,538	24,966
Other countries	11,183	9,915	12,243
Consolidated revenues	$149,239	$151,314	$155,062

16.Segment Information

During fiscal 2014, the Company changed the presentation of its reporting segments to separately disclose certain ‘corporate expenses’ that had previously been reported within the Radiation Measurement segment. As a result, the current segment disclosures reflect three reporting segments (Radiation Measurement, Medical Physics and Medical Products) and one functional group  (Corporate).  As disclosed in Note 4 to the Consolidated Financial Statements, Medical Products was divested in May 2016 which resulted in a reduction in revenues, operating income, depreciation and amortization and the elimination of assets for the year ended September 30, 2016.  The factors for determining the reportable segments reflect specific markets and the products and services offered combined with the nature of the individual business traits, as well as key financial information reviewed by management.

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

The Medical Products segment provided medical consumable accessories used in radiology, radiation therapy, and image guided surgery procedures. Medical products ranged from consumables used with MRI, CT, and mammography technologies to highly engineered passive reflective markers used during image guided surgery procedures.

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

The following tables summarize financial information for each reportable segment for the years ended September 30:

(Dollars in Thousands)	2016	2015	2014
Revenues by segment:
Radiation Measurement	$104,203	$105,978	$113,556
Medical Physics	39,234	35,449	32,213
Medical Products	5,802	9,887	9,293
Consolidated revenues	$149,239	$151,314	$155,062

	2016	2015	2014
Operating income (loss) by segment:
Radiation Measurement	$37,853	$35,641	$38,231
Medical Physics	3,201	3,126	1,827
Medical Products (1)	1,063	1,534	(62,572)
Corporate	(15,476)	(16,602)	(17,473)
Consolidated operating income (loss)	$26,641	$23,699	$(39,987)

	2016	2015	2014
Depreciation and amortization by segment:
Radiation Measurement	$9,560	$10,345	$10,250
Medical Physics	1,038	1,089	1,085
Medical Products	474	878	2,580
Consolidated depreciation and amortization	$11,072	$12,312	$13,915

(1)Includes goodwill and other intangible assets impairment charge of $62,188 in fiscal 2014.

(Dollars in Thousands)	2016	2015
Segment assets:
Radiation Measurement	$160,560	$142,850
Medical Physics	43,174	43,677
Medical Products	-	48,308
Eliminations	(12,918)	(26,091)
Consolidated assets	$190,816	$208,744

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

(Dollars in Thousands)	2016	2015	2014
Sales to Aquila	$3,388	$5,844	$6,271
Purchases from Aquila	559	647	890

Balance sheet items associated with Aquila at September 30 were as follows:

(Dollars in Thousands)	2016	2015
Amounts in accounts receivable	$1,910	$2,795
Amounts in accounts payable	320	284

The sales to and purchases from Nagase are reported in the table below for the fiscal years ended September 30. Sales to Nagase for the fiscal year ended September 30, 2014 has been corrected for the error discussed above.

(Dollars in Thousands)	2016	2015	2014
Sales to Nagase	$4,613	$1,924	$1,341
Purchases from Nagase	1,013	1,189	1,710

Balance sheet items associated with Nagase at September 30 were as follows:

(Dollars in Thousands)	2016	2015
Amounts in accounts receivable	$288	$769
Amounts in accounts payable	23	33

18.Quarterly Financial Data (unaudited)

The following table sets forth certain consolidated statement of operations data for each of the quarters in fiscal 2016 and 2015. This information has been derived from our quarterly unaudited consolidated financial statements.

	First	Second	Third	Fourth
(Dollars in Thousands, Except per Share)	Quarter	Quarter	Quarter	Quarter	Total Year
2016
Total revenues	$36,530	$38,082	$37,854	$36,773	$149,239

Gross profit	$18,515	$19,755	$19,518	$17,690	$75,478

Operating income	$6,252	$7,217	$7,713	$5,459	$26,641

Net income attributed to Landauer, Inc.	$3,643	$4,279	$7,265	$2,566	$17,753

Basic net income per share	$0.38	$0.45	$0.76	$0.27	$1.86

Diluted net income per share	$0.38	$0.45	$0.76	$0.26	$1.85

Weighted average basic shares outstanding	9,460	9,518	9,531	9,532	9,526

Weighted average diluted shares outstanding	9,492	9,550	9,564	9,584	9,569

2015
Total revenues	$37,547	$38,139	$35,467	$40,161	$151,314

Gross profit	$19,796	$19,528	$18,646	$20,759	$78,729

Operating income (loss)(1)	$6,141	$5,630	$5,111	$6,817	$23,699

Net income (loss) attributed to Landauer, Inc.	$4,377	$3,547	$4,055	$2,564	$14,543

Basic net income (loss) per share	$0.46	$0.37	$0.42	$0.27	$1.52

Diluted net income (loss) per share(1)	$0.46	$0.37	$0.42	$0.27	$1.52

Weighted average basic shares outstanding	9,446	9,493	9,509	9,533	9,511

Weighted average diluted shares outstanding	9,474	9,520	9,534	9,570	9,540

 (1)The fourth quarter of fiscal 2015 includes reorganization expenses of $1,041 which had an adverse impact of ($0.05) on diluted net income per share.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2016 that our disclosure controls and procedures were effective at a reasonable assurance level for the purpose of ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control‑Integrated Framework (2013). Management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2016.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2016 has been audited by BDO, an independent registered public accounting firm, as stated in their report which appears below.

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

Board of Directors and Stockholders

Landauer, Inc.

Glenwood, Illinois

We have audited Landauer, Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Landauer, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Landauer, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landauer Inc. as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2016 and our report dated December 14, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, IL

December 14, 2016

Changes in Internal Control over Financial Reporting

As of September 30, 2014, we had identified and disclosed material weaknesses in our controls over maintaining an effective control environment related to our financial systems and segregation of duties and designing and implementing an effective risk assessment related to financial reporting.  We did not maintain an effective control environment because we did not have a sufficient complement of personnel with appropriate knowledge of accounting, experience and training required for our financial reporting obligations, and we did not consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives.  This material weaknesses contributed to certain control deficiencies with respect to our IT general controls environment and segregation of duties which were also considered to be a material weakness.  In addition, we did not design and implement an effective risk assessment with regard to our processes and procedures commensurate with our financial reporting requirements.  This material weakness contributed to certain control deficiencies with respect to maintaining processes and procedures to support the accurate and timely reporting of revenue and the related receivables which were also considered to be a material weakness.

The material weaknesses described above have been remediated as of September 30, 2016. The remediation activities undertaken by the Company included the following:

•

We have improved our controls over segregation of duties to ensure that access to key financial systems is restricted to appropriate users and is not excessive.  Specifically, we removed excess access to key financial systems and improved the design of our review of segregation of duties to include an assessment of conflicting access rights within user roles.  We also improved our IT general controls framework to include additional controls for financially significant systems.

•

We have improved our controls over revenue recognition to ensure accurate and timely reporting of revenue and related receivables.  Specifically, we implemented controls to identify and evaluate terms of nonstandard customer contracts and to review shipments at the end of a reporting period to ensure revenue is recorded in the proper period.

•	We performed a formal risk assessment to assess risks and identify, design, implement and reevaluate our control activities.

Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Landauer, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Years Ended September 30,

Accounts Receivable Allowances
(Dollars in Thousands)	2016	2015	2014
Balance at beginning of period	$1,556	$1,872	$1,266
Additions:
Charged to costs and expenses	268	850	1,109
Charged to other accounts (1)	108	149	129
Deductions (2)	(636)	(1,315)	(632)
Balance at end of period	$1,296	$1,556	$1,872

(1)	Collection of accounts previously written off.
(2)	Uncollectible accounts written off.

Inventory Obsolescence Reserve
(Dollars in Thousands)	2016	2015	2014
Balance at beginning of period	$447	$484	$398
Additions:
Charged to costs and expenses	48	(1)	148
Charged to other accounts	(92)	-	-
Deductions(1)	(3)	(36)	(62)
Balance at end of period	$400	$447	$484

(1)	Inventory written off.

Exhibit Index

(3)(a)	Certificate of Incorporation of the Registrant, reflecting all changes through March 6, 2015.
(3)(b)	Amended and Restated Bylaws of the Registrant, reflecting all changes through March 6, 2015.
(4)(a)	Specimen common stock certificate of the Registrant is incorporated by reference to Exhibit (4)(a) to the Annual Report on Form 10-K for the fiscal year ended September 30, 1997.
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

(10)(r)	Form of Restricted Stock Award under the Landauer, Inc. Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 7, 2008.
(10)(s)	Form of Amended Restricted Stock Award Agreement is incorporated by reference to Exhibit (10)(n) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

(10)(t)	Form of Performance Stock Award under the Landauer, Inc. Incentive Compensation Plan is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated February 7, 2008.
(10)(u)	Form of Amended Performance Stock Award Agreement is incorporated by reference to Exhibit (10)(p) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
(10)(v)	Landauer, Inc. 2016 Incentive Compensation Plan is incorporated by reference to Exhibit A to the Registrant’s definitive proxy statement filed on January 12, 2016
(10)(w)

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

(10)(x)

First Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2014, among Landauer, Inc., Global Physics Solutions, Inc. and IZI Medical Products, LLC, as borrowers, BMO Harris Bank N.A., as administrative agent, and the lenders party thereto is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.

(10)(y)

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

(10)(z)

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
(101)

The following financial information from our Annual Report on Form 10-K for the year ended September 30, 2016, filed with the Securities and Exchange commission on December 14, 2016, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

Exhibits 10(a) through 10(v) listed above are management contracts and compensatory plans or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1
LANDAUER, INC.

	/s/ Daniel J. Fujii	December 14, 2016
Daniel J. Fujii
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael P. Kaminski	President, Chief Executive Officer and Director	December 14, 2016
Michael P. Kaminski	(Principal Executive Officer)

/s/ Daniel J. Fujii	Vice President, Chief Financial Officer and Secretary	December 14, 2016
Daniel J. Fujii	(Principal Financial Officer)

/s/ Kara B. Venegas	Vice President, Corporate Controller	December 14, 2016
Kara B. Venegas	(Principal Accounting Officer)

/s/ Jeffrey A. Bailey	Director	December 14, 2016
Jeffrey A. Bailey

/s/ Robert J. Cronin	Director	December 14, 2016
Robert J. Cronin

/s/ William G. Dempsey	Director	December 14, 2016
William G. Dempsey	(Lead Director of the Board)

/s/ Teri G. Fontenot	Director	December 14, 2016
Teri G. Fontenot

/s/ Michael T. Leatherman	Director	December 14, 2016
Michael T. Leatherman	(Executive Chairman of the Board)

/s/ David E. Meador	Director	December 14, 2016
David E. Meador

/s/ Stephen C. Mitchell	Director	December 14, 2016
Stephen C. Mitchell

/s/ Thomas M. White	Director	December 14, 2016
Thomas M. White