Form 10-Q
period 2016-12-31
LANDAUER INC
filed 2017-02-09
CIK 825410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 3, 2017, 9,622,159 shares of common stock, par value $0.10 per share, of the registrant were outstanding.

PART I  FINANCIAL INFORMATION

Item 1.Financial Statements

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in Thousands)	December 31, 2016	September 30, 2016
Assets
Cash and cash equivalents	$12,442	$13,285
Receivables, net of allowances of $1,313 at December 31, 2016 and $1,296 at September 30, 2016	32,482	31,998
Inventories	5,692	5,670
Deferred income tax assets - current	2,006	2,098
Prepaid income taxes	655	764
Prepaid expenses and other current assets	3,866	2,187
Total current assets	57,143	56,002
Property, plant and equipment, at cost	106,301	105,237
Less accumulated depreciation and amortization	(60,248)	(58,820)
Property, plant and equipment, net	46,053	46,417
Equity in joint ventures	24,956	26,174
Goodwill	33,335	33,807
Intangible assets, net of accumulated amortization of $11,699 at December 31, 2016 and $11,772 at September 30, 2016	9,003	9,297
Dosimetry devices, net of accumulated depreciation of $6,379 at December 31, 2016 and $6,197 at September 30, 2016	2,899	3,162
Deferred income tax assets	7,873	9,104
Other assets	6,490	6,853
Total assets	$187,752	$190,816

Liabilities
Accounts payable	$2,450	$3,012
Dividends payable	2,823	2,815
Deferred contract revenue	13,642	13,932
Accrued compensation and related costs	7,845	9,256
Accrued severance	122	302
Other accrued expenses	6,197	5,181
Total current liabilities	33,079	34,498
Long-term debt	107,600	109,100
Pension and postretirement obligations	24,874	24,833
Deferred income tax liabilities	103	86
Uncertain income tax liabilities	1,489	1,495
Other non-current liabilities	203	205
Total liabilities	167,348	170,217
Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.10 par value per share, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.10 par value per share, authorized 20,000,000 shares; 9,797,046 and 9,727,264 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively	980	973
Additional paid in capital	44,569	43,982
Accumulated other comprehensive loss	(17,534)	(15,266)
Accumulated deficit	(8,800)	(10,511)
Landauer, Inc. stockholders' equity	19,215	19,178
Noncontrolling interest	1,189	1,421
Total stockholders' equity	20,404	20,599
Total Liabilities and Stockholders' Equity	$187,752	$190,816

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
(Dollars in Thousands, Except per Share)	2016	2015
Revenues:
Service revenues	$32,749	$31,545
Product revenues	4,823	4,985
Total revenues	37,572	36,530

Costs and expenses:
Service costs	15,978	16,178
Product costs	1,959	1,837
Total cost of sales	17,937	18,015

Gross profit	19,635	18,515
Selling, general and administrative expense	12,193	12,263
Operating income	7,442	6,252
Equity in income of joint ventures	636	301
Interest expense, net	(794)	(933)
Other (expense) income, net	(328)	(160)
Income before taxes	6,956	5,460
Income tax expense	2,376	1,687
Net income	4,580	3,773
Less: Net income attributed to noncontrolling interest	179	130
Net income attributed to Landauer, Inc.	$4,401	$3,643

Net income per share attributable to Landauer, Inc. shareholders:
Basic	$0.46	$0.38
Weighted average basic shares outstanding	9,540	9,460

Diluted	$0.46	$0.38
Weighted average diluted shares outstanding	9,584	9,492

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended December 31, 2016
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$4,401	$179	$4,580
Other comprehensive income (loss):
Defined benefit pension and postretirement plans activity, net of taxes of ($71)	119	-	119
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0	-	-	-
Foreign currency translation adjustment, net of taxes of $503	(2,387)	(39)	(2,426)
Comprehensive income	$2,133	$140	$2,273

	Three Months Ended December 31, 2015
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$3,643	$130	$3,773
Other comprehensive income (loss):
Defined benefit pension and postretirement plans activity, net of taxes of ($25)	44	-	44
Unrealized losses on available-for-sale securities, net of taxes of $23	(75)	-	(75)
Foreign currency translation adjustment, net of taxes of $162	(317)	2	(315)
Comprehensive income	$3,295	$132	$3,427

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Landauer, Inc. Stockholders' Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Addi- tional Paid in Capital	Accumulated Other Compre-hensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Non- Controlling Interest	Total Stock- holders' Equity
September 30, 2016	9,727,264	$973	$43,982	$(15,266)	$(10,511)	$1,421	$20,599
Stock-based compensation arrangements	69,782	7	587	-	-	-	594
Dividends	-	-	-	-	(2,690)	(372)	(3,062)
Net income	-	-	-	-	4,401	179	4,580
Foreign currency translation adjustment, net of tax	-	-	-	(2,387)	-	(39)	(2,426)
Defined benefit pension and postretirement plans activity, net of tax	-	-	-	119	-	-	119
December 31, 2016	9,797,046	$980	$44,569	$(17,534)	$(8,800)	$1,189	$20,404

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
(Dollars in Thousands)	2016	2015
Cash flows from operating activities:
Net income	$4,580	$3,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,678	2,797
Equity in income of joint ventures	(636)	(301)
Dividends from joint ventures	-	1,195
Stock-based compensation and related net tax benefits	744	457
Current and long-term deferred taxes, net	1,752	632
Loss (gain) on sale, disposal and abandonment of fixed assets	17	(9)
Gain on investments	(58)	(190)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(892)	224
Decrease in prepaid taxes	106	40
Increase in other operating assets, net	(1,005)	(982)
Decrease in accounts payable and other accrued liabilities	(1,057)	(2,052)
Increase in other operating liabilities, net	261	357
Net cash provided by operating activities	6,490	5,941

Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,877)	(1,534)
Payment of transaction expenses associated with divestiture of business	-	(472)
Other investing activities, net	(538)	(923)
Net cash used in investing activities	(2,415)	(2,929)

Cash flows from financing activities:
Long-term borrowings - loan	2,000	7,000
Long-term borrowings - repayment	(3,500)	(12,700)
Dividends paid to stockholders	(2,682)	(2,651)
Other financing activities, net	(368)	(156)
Net cash used in financing activities	(4,550)	(8,507)

Effects of foreign currency translation	(368)	(279)
Net decrease in cash and cash equivalents	(843)	(5,774)
Opening balance - cash and cash equivalents	13,285	15,314
Ending balance - cash and cash equivalents	$12,442	$9,540

Accrued capital spending included in accounts payable and other accrued liabilities	$683	$1,153

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2016

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

We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period.  Operating results for the quarter ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (the “Form 10-K”) and other financial information filed with the Securities and Exchange Commission (the “SEC”).  The September 30, 2016 balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The accounting policies followed by the Company are set forth in the Form 10-K, and there have been no changes to the accounting policies for the three month period ended December 31, 2016.

(2)Recent Accounting Pronouncements

Accounting Standards Adopted

In June 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance on accounting for share-based payments requiring a specific performance target to be achieved in order for employees to become eligible to vest in the awards when that performance target may be achieved after the requisite service period for the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered.  The Company adopted the updated standard in the first quarter of fiscal 2017 with no significant impact on its financial statements.

In April 2015, the FASB issued new guidance on a customer’s accounting for fees paid in a cloud computing arrangement (CCA). Under the new standard, customers will apply the same criteria as vendors to determine whether a CCA contains a software license or is solely a service contract.  The Company adopted the updated standard prospectively in the first quarter of fiscal 2017 with no significant impact on its financial statements.

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

In August 2016, the FASB issued an ASU to provide cash flow statement guidance for certain cash receipts and payments, including (a) debt prepayment or extinguishment costs; (b) contingent consideration payments made after a business combination; (c) insurance settlement proceeds; (d) distributions from equity method investees; (e) beneficial interests in securitization transactions and (f) application of the predominance principle for cash receipts and payments with aspects of more than one class of cash flows. The update is effective for the Company in the first quarter of fiscal 2018. The Company is currently evaluating the effect that this update will have on its financial statements and related disclosures.

In November 2016, the FASB issued amendments to current guidance related to the classification and presentation of changes in restricted cash in the Statement of Cash Flows.  The update is effective for the Company in the first quarter of fiscal 2019, and early adoption is permitted.  The Company is currently evaluating the impact that this update will have on its financial statements and related disclosures.

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2016
(Dollars in Thousands)	Level 1	Level 2	Level 3
Asset Category
Cash equivalents	$536	$-	$-
Mutual funds	4,163	-	-
Total financial assets at fair value	$4,699	$-	$-

	Fair Value Measurements at September 30, 2016
(Dollars in Thousands)	Level 1	Level 2	Level 3
Asset Category
Cash equivalents	$453	$-	$-
Mutual funds	3,687	-	-
Total financial assets at fair value	$4,140	$-	$-

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at December 31, 2016 and September 30, 2016, measured on a recurring basis.

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

The following table sets forth the computation of net income per share:

	Three Months Ended December 31,
(Dollars in Thousands, Except per Share)	2016	2015
Basic Net Income per Share:
Net income attributed to Landauer, Inc.	$4,401	$3,643
Less: Income allocated to unvested restricted stock	23	18
Net income available to common stockholders	$4,378	$3,625
Basic weighted average shares outstanding	9,540	9,460
Net income per share - Basic	$0.46	$0.38

Diluted Net Income per Share:
Net income attributed to Landauer, Inc.	$4,401	$3,643
Less: Income allocated to unvested restricted stock	23	18
Net income available to common stockholders	$4,378	$3,625
Basic weighted average shares outstanding	9,540	9,460
Effect of dilutive securities	44	32
Diluted weighted averages shares outstanding	9,584	9,492
Net income per share - Diluted	$0.46	$0.38

Dividends paid per share	$0.275	$0.275

On November 30, 2016, the Company declared a regular quarterly cash dividend in the amount of $0.275 per share. The dividends were paid on January 3, 2017 to shareholders of record as of December  16, 2016.

(5)Employee Benefit Plans

The components of net periodic benefit cost for pension and other benefits were as follows:

Pension Benefits	Three Months Ended December 31,
(Dollars in Thousands)	2016	2015
Interest cost	$352	$392
Expected return on plan assets	(388)	(373)
Amortization of net loss	190	141
Net periodic benefit cost	$154	$160

Other Benefits	Three Months Ended December 31,
(Dollars in Thousands)	2016	2015
Service cost	$16	$15
Interest cost	9	10
Amortization of net gain	-	(4)
Net periodic benefit cost	$25	$21

The Company, under the IRS minimum funding standards, has no required contributions to make to its defined benefit pension plan during fiscal 2017.

The Company sponsors a 401(k) retirement savings plan covering substantially all of the U.S. full-time employees in the Company’s Radiation Measurement segment as well as substantially all of the employees in the Company’s Medical Physics segment, and prior to its divestiture, the Medical Products segment.  The Company also maintains a supplemental defined contribution plan for certain executives, which allows participating executives to make voluntary deferrals and provides for employer contributions at the discretion of the Company.  Amounts expensed for Company contributions under these plans during the three months ended December 31, 2016 and 2015 were $543 and $419, respectively.

(6)Goodwill and Intangible Assets

Changes in the carrying amount of goodwill, by reportable segment, for the three months ended December 31, 2016 were as follows:

(Dollars in Thousands)	Radiation Measurement	Medical Physics	Total

Balance as of September 30, 2016	$11,196	$22,611	$33,807
Currency translation adjustment	(472)	-	(472)
Balance as of December 31, 2016	$10,724	$22,611	$33,335

The Company had no accumulated impairment losses as of December 31, 2016 and September 30, 2016.

Intangible assets consisted of the following:

	December 31, 2016
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$16,578	$10,319	$6,259
Trademarks and tradenames	133	-	133
Licenses and patents	3,434	823	2,611
Other intangibles	557	557	-
Intangible assets	$20,702	$11,699	$9,003

	September 30, 2016
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$16,982	$10,436	$6,546
Trademarks and tradenames	133	-	133
Licenses and patents	3,397	779	2,618
Other intangibles	557	557	-
Intangible assets	$21,069	$11,772	$9,297

Identifiable intangible assets with finite lives are amortized over their estimated useful lives.  Intangible asset amortization expense was $386 and $555 for the three months ended December 31, 2016 and 2015, respectively.

(7)Accumulated Other Comprehensive Loss

Accumulated elements of other comprehensive loss, net of tax, are included in the stockholders’ equity section of the condensed consolidated balance sheets.  Changes in each component for the three months ended December 31, 2016 and 2015 are as follows:

(Dollars in Thousands)	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Securities	Pension and Postretirement Plans	Comprehensive (Loss) Income
Balance at September 30, 2016	$(4,696)	$-	$(10,570)	$(15,266)
Other comprehensive (loss) income before reclassifications	(2,387)	-	-	(2,387)
Amounts reclassified from accumulated other comprehensive (loss) income	-	-	119	119
Net current period other comprehensive (loss) income	(2,387)	-	119	(2,268)
Balance at December 31, 2016	$(7,083)	$-	$(10,451)	$(17,534)

(Dollars in Thousands)	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Securities	Pension and Postretirement Plans	Comprehensive (Loss) Income
Balance at September 30, 2015	$(5,468)	$259	$(8,532)	$(13,741)
Other comprehensive (loss) income before reclassifications	(317)	14	-	(303)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(89)	44	(45)
Net current period other comprehensive (loss) income	(317)	(75)	44	(348)
Balance at December 31, 2015	$(5,785)	$184	$(8,488)	$(14,089)

The tables below present the impact on net income of significant amounts reclassified out of each component of accumulated other comprehensive loss:

Pension and Postretirement Plans (1)	Three Months Ended December 31,
(Dollars in Thousands)	2016	2015
Amortization of net loss	$190	$69
Total before tax	190	69
Provision for income taxes	71	25
Total net of tax	$119	$44

(1)These accumulated other comprehensive loss components are included in the computation of net periodic benefit costs (refer to Note 5 of the Notes to Consolidated Financial Statements for additional details regarding employee benefit plans).

Unrealized Gains and Losses on Available-for-Sale Securities	Three Months Ended December 31,
(Dollars in Thousands)	2016	2015
Realized gains on available-for-sale securities into earnings (1)	$-	$(105)
Total before tax	-	(105)
Provision for income taxes (2)	-	(16)
Total net of tax	$-	$(89)

(1)This amount is reported in Interest Expense, net on the Consolidated Statements of Operations

(2)This amount is reported in Income Tax Expense (Benefit) on the Consolidated Statements of Operations

(8)Income Taxes

The effective tax rates for the three months ended December 31, 2016 and 2015 were 34.2% and 30.9%, respectively. The increase in the effective tax rate was primarily due to the mix of taxable earnings between jurisdictions and tax law changes that impacted the prior year.  The Company believes it is reasonably possible that $563 of unrecognized tax benefits will be realized in fiscal year 2017.

(9)Segment Information

In fiscal year 2017, the Company is organized into two reportable business segments: Radiation Measurement and Medical Physics.   As disclosed in the Form 10-K for the fiscal period ended September 30, 2016, the Medical Products business was divested in May 2016; accordingly, there were no reportable revenues and operating income for the three month period ended December 31, 2016 for that reportable segment.  These segments reflect the manner in which the Company’s businesses are currently managed and represent an aggregation of services and products based on type of customer and how the businesses are marketed.  For more information regarding the nature of the Company’s services and products, see Note 16 of the Notes to Consolidated Financial Statements in the Form 10-K.

The following tables summarize financial information for each reportable segment:

	Three Months Ended December 31,
(Unaudited, Dollars in Thousands)	2016	2015
Revenues by segment:
Radiation Measurement	$27,632	$24,704
Medical Physics	9,940	9,353
Medical Products	-	2,473
Consolidated revenues	$37,572	$36,530

	Three Months Ended December 31,
(Unaudited, Dollars in Thousands)	2016	2015
Operating income (loss) by segment:
Radiation Measurement	$11,232	$8,898
Medical Physics	679	778
Medical Products	-	490
Corporate	(4,469)	(3,914)
Consolidated operating income	$7,442	$6,252

(Dollars in Thousands)	December 31, 2016	September 30, 2016
Segment assets:
Radiation Measurement	$157,499	$160,560
Medical Physics	43,460	43,174
Eliminations	(13,207)	(12,918)
Consolidated assets	$187,752	$190,816

(10)Related Party Transactions

The Company has a minority interest in Yamasato, Fujiwara, Higa & Associates, Inc. doing business as Aquila.  The Company provides dosimetry parts to Aquila for its military contract.  The Company also has a 50% equity interest in Nagase-Landauer, Ltd. (“Nagase”), a radiation measurement company in Japan.

The sales to and purchases from Aquila were as follows:

	Three Months Ended December 31,
(Dollars in Thousands)	2016	2015
Sales to Aquila	$2,568	$396
Purchases from Aquila	74	(10)

Balance sheet items associated with Aquila were as follows:

(Dollars in Thousands)	December 31, 2016	September 30, 2016
Amounts in accounts receivable	$2,888	$1,910
Amounts in accounts payable	394	320

The sales to and purchases from Nagase were as follows:

	Three Months Ended December 31,
(Dollars in Thousands)	2016	2015
Sales to Nagase	$1,241	$1,098
Purchases from Nagase	310	595

Balance sheet items associated with Nagase were as follows:

(Dollars in Thousands)	December 31, 2016	September 30, 2016
Amounts in accounts receivable	$334	$288
Amounts in accounts payable	41	23

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s unaudited consolidated financial condition and results of operations should be read in conjunction with the annual audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K.  The following discussion includes forward-looking statements that involve certain risks and uncertainties.  For additional information regarding forward-looking statements and risk factors, see “Forward-Looking Statements” herein and Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

Results of Operations

Comparison of the first fiscal quarter ended December 31, 2016 and the first fiscal quarter ended December 31, 2015

Revenues for the first fiscal quarter of 2017 were $37.6 million, an increase of $1.1 million, or 3.0%, compared to revenues of $36.5 million for the first fiscal quarter of 2016.  Revenues in the Radiation Measurement segment increased $2.9 million, which was primarily due to product sales to the military and growth in international revenues.  Revenues in the Medical Physics segment increased $0.6 million, due to increased imaging services.  Revenues in the Medical Products segment were $0.0 million, a decrease of $2.5 million due to the divestiture of this business in May 2016.

Gross profit was 52.3% for the first fiscal quarter of 2017, compared with 50.7% for the first fiscal quarter of 2016.   Gross profit increased for the first fiscal quarter of 2017 as compared to the first fiscal quarter of 2016 due primarily to the increase in product sales to the military.

Selling, general and administrative expenses for the first fiscal quarter of 2017 were $12.2 million, a decrease of $0.1 million, or 0.8%, compared with $12.3 million for the first fiscal quarter of 2016.  Operating expenses in the Medical Products segment decreased $1.1 million, partially offset by a $0.8 million increase in Corporate and Radiation Measurement expenses and a $0.2 million increase in Medical Physics expenses.  Operating expenses in the Medical Products segment decreased $1.1 million due to the divestiture of the business in May 2016.  Operating expenses in Corporate and the Radiation Measurement segment increased $0.8 million primarily due to a $0.3 million increase in research and development expenses for the Verifii digital dosimetry platform and a $0.2 million increase in proxy expenses for the 2017 Annual Meeting of Stockholders.  The increase in operating expenses in Medical Physics was driven by an increase in personnel expenses.

Operating income for the first fiscal quarter of 2017 was $7.4 million, compared with operating income of $6.2 million for the first fiscal quarter of 2016.  Operating income increased due primarily to the gross profit on the higher military sales.  In addition, the Company successfully appealed the real estate taxes for fiscal 2011 and 2012, and as a result, is expected to receive a $0.6 million refund.

The effective tax rates for the first fiscal quarter of 2017 and 2016 were 34.2% and 30.9%, respectively.  The increase in the effective tax rate was primarily due to the mix of taxable earnings between jurisdictions and tax law changes that impacted the prior year.

Net income attributed to Landauer for the first fiscal quarter of 2017 was $4.4 million, compared with net income of $3.6 million in the first fiscal quarter of 2016.  The increase in net income was driven by stronger operating margins, partially offset by a higher effective tax rate.

Radiation Measurement Segment

Radiation Measurement revenues for the first fiscal quarter of 2017 were $27.6 million, an increase of $2.9 million, or 11.7%, compared with $24.7 million for the first fiscal quarter of 2016.  The growth in revenues was primarily due to product sales to the military and higher international revenues.  During the third fiscal quarter of 2016, the Company was awarded a military order from the National Guard of the United States for the Radwatch personal in-field radiation monitoring system.  Approximately $2.2 million of the increase in revenues resulted from the shipment of products for the National Guard order.  International revenues increased $0.5 million due primarily to higher product sales.

Operating income for the first fiscal quarter of 2017 increased to $11.2 million from $8.9 million for the first fiscal quarter of 2016 due to the gross profit on the increased product sales and due to the refund of real estate taxes for fiscal 2011 and 2012.

Medical Physics Segment

Medical Physics revenues for the first fiscal quarter of 2017 were $10.0 million, an increase of $0.6 million, or 6.4%, compared with $9.4 million for the first fiscal quarter of 2016.  Imaging services revenue increased by $0.6 million, or 20.7%, driven by higher demand for the Company’s solutions for The Joint Commission’s new Diagnostic Imaging requirements that became effective for hospitals and ambulatory care centers on July 1, 2015.

Operating income for the first fiscal quarter of 2017 was $0.7 million, compared to $0.8 million for the first fiscal quarter of 2016.  The decrease in operating income was primarily due to an increase in personnel expenses.

Medical Products Segment

Medical Products revenues decreased to  $0.0 million for the first fiscal quarter of 2017 from  $2.5 million for the first fiscal quarter of 2016 as a result of the divestiture that occurred in May 2016.

Medical Products operating income decreased to $0.0 million for the first fiscal quarter of 2017 from $0.5 million for the first fiscal quarter of 2016 due to the May 2016 divestiture.

Corporate Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses for the first fiscal quarter of 2017 were $4.5 million, an increase of $0.6 million, or 15.4%, compared to $3.9 million for the first fiscal quarter of 2016.  The increase was due to a $0.3 million increase in stock compensation expense as well as a $0.2 million increase in proxy expenses for the 2017 Annual Meeting of Stockholders.

Liquidity and Capital Resources

The Company’s principal source of liquidity is operating cash flows supplemented by borrowings under its credit facility.  The Company’s cash-generating capability is one of its fundamental strengths and provides it with substantial financial flexibility in meeting operating and investing needs.

The following table sets forth a summary of the Company’s cash flows:

	Three Months Ended December 31,
(Dollars in Thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$6,490	$5,941
Investing activities	(2,415)	(2,929)
Financing activities	(4,550)	(8,507)
Effect of foreign currency translation	(368)	(279)
Net decrease in cash and cash equivalents	$(843)	$(5,774)

Cash provided by operating activities for the first three months of fiscal 2017 was $6.5 million, an increase of $0.6 million over the same fiscal period in 2016.  The increase was primarily due to lower spending in professional service fees compared to the prior year.

Cash used in investing activities for the first three months of fiscal 2017 was $2.4 million, a change of $0.5 million over the same fiscal period of 2016.  The change was primarily due to transaction expenses related to the disposition of the Radon business which were paid in fiscal 2016.

Cash used in financing activities for the first three months of fiscal 2017 was $4.6 million, a change of $3.9 million over the same fiscal period of 2016.  The change was primarily due to lower net repayments of debt compared to the prior year.  In addition, the Company expects to pay down debt over the next four to five years as it realizes a cash tax benefit of approximately $16.0 million resulting from the disposal of the Medical Products business.  As of December 31, 2016, the Company had $32.4 million of unused availability under its current $140.0 million credit facility, which the Company believes provides adequate liquidity to meet its current and anticipated obligations.

The Company expects to meet short-term liquidity requirements (including capital expenditures) through net cash from operating activities and cash on hand.  The Company was in compliance with all covenants under the credit facility as of December 31, 2016.  The Company currently intends to use excess cash to continue to pay down the long-term debt balance.  The debt facility expires August 2, 2018.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations since the end of fiscal year 2016 through December 31, 2016.

Forward-Looking Statements

Certain matters contained in this report constitute forward-looking statements that are based on certain assumptions and involve certain risks and uncertainties.    These include the following, without limitation: assumptions, risks and uncertainties associated with the Company’s future performance; the Company’s development and introduction of new technologies and products in general; the ability to protect and utilize the Company’s intellectual property; events or circumstances which result in an impairment of assets; continued customer acceptance of the InLight technology; the adaptability of optically stimulated luminescence (“OSL”) technology to new platforms and formats; military and other government funding for the purchase of certain of the Company’s equipment and services; the impact on sales and pricing of certain customer group purchasing arrangements; changes in spending or reimbursement for services; the costs associated with the Company’s research and business development efforts; the usefulness of older technologies and related licenses and intellectual property; the effectiveness of and costs associated with the Company’s IT platform enhancements and investments in cyber security enhancements; the anticipated results of operations of the Company and its subsidiaries or joint ventures; valuation of the Company’s long-lived assets or reporting units relative to future cash flows; changes in pricing of services and products; changes in postal and delivery practices; the Company’s business plans; anticipated revenue and cost growth; the ability to integrate the operations of acquired businesses and to realize the expected benefits of acquisitions; the risks associated with conducting business internationally; costs incurred for potential acquisitions or similar transactions; other anticipated financial events; the effects of changing economic and competitive conditions, including instability in capital markets which could impact availability of short and long-term financing; the timing and extent of changes in interest rates; the level of borrowings; foreign exchange rates; government regulations; accreditation requirements; changes in the trading market that affect the costs of obligations under the Company’s benefit plans; and pending accounting pronouncements.    These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from what is anticipated today.    These risks and uncertainties also may result in changes to the Company’s business plans and prospects, and could create the need from time to time to write down the value of assets or otherwise cause the Company to incur unanticipated expenses.    Additional information may be obtained by reviewing the information set forth in Item 1A. “Risk Factors” and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 and information contained in other reports filed by the Company, from time to time, with the SEC.  The Company does not undertake, and expressly disclaims, any duty to update any forward-looking statement whether as a result of new information, future events or changes in the Company’s expectations, except as required by law.

Item 3.quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, including changes in foreign currency exchange rates and is subject to interest rate risk related to borrowings under its existing credit facility.  These risks are set forth in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through December 31, 2016.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended.

Based upon that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level for the purpose of ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.Legal Proceedings

The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business.  The Company does not believe that any such litigation pending as of December 31, 2016, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

Item 1A.Risk Factors

Information regarding risk factors is set forth in Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through December 31, 2016.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its equity securities from the end of the preceding fiscal year through December 31, 2016 includes the deemed surrender of existing shares of Landauer common stock to the Company by stock-based compensation plan participants to satisfy the exercise price or tax liability of employee stock awards at the time of exercise or vesting.  These surrendered shares are not part of any publicly announced share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2016	149	$43.89	-	-
November 1 - November 30, 2016	-	-	-	-
December 1 - December 31, 2016	-	-	-	-
Quarter ended December 31, 2016	149	$43.89	-	-

Item 3.Defaults Upon Senior Securities

Not Applicable

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

Not Applicable

Item 6.Exhibits

Cer
10

Support Agreement, dated January 10, 2017, by and among the Registrant and Gilead Capital LP, Gilead Capital GP LCC and Jeffrey A. Strong is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 12, 2017.

10.2*		Landauer, Inc. 2016 Incentive Compensation Plan, reflecting all amendments through December 13, 2016

31.1*		Certification of Michael P. Kaminski, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*		Certification of Daniel J. Fujii, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*		Certification of Michael P. Kaminski, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*		Certification of Daniel J. Fujii, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**		XBRL INSTANCE FILE

101.SCH**		XBRL SCHEMA FILE

101.CAL**		XBRL CALCULATION FILE

101.DEF**		XBRL DEFINITION FILE

101.LAB**		XBRL LABEL FILE

101.PRE**		XBRL PRESENTATION FILE

	*	Filed herewith

	**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016.

Exhibit 10.2 listed above is a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

8
LANDAUER, INC.
(Registrant)

Date: February 9, 2017	/s/ Daniel J. Fujii
Daniel J. Fujii
Chief Financial Officer