Form 10-Q
period 2017-03-31
LANDAUER INC
filed 2017-05-09
CIK 825410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Commission file number 1-9788

LANDAUER, INC. (Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1218089
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Science Road, Glenwood, IL 60425 (Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: (708) 755-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]    No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]    No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ X ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [     ]    No [ X ]

As of May 4, 2017, 9,639,863 shares of common stock, par value $0.10 per share, of the registrant were outstanding.

PART I  FINANCIAL INFORMATION

Item 1.Financial Statements

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in Thousands)	March 31, 2017	September 30, 2016
Assets
Cash and cash equivalents	$12,875	$13,285
Receivables, net of allowances of $1,380 at March 31, 2017 and $1,296 at September 30, 2016	36,195	31,998
Inventories	6,026	5,670
Deferred income tax assets - current	2,014	2,098
Prepaid income taxes	862	764
Prepaid expenses and other current assets	3,707	2,187
Total current assets	61,679	56,002
Property, plant and equipment, at cost	108,939	105,237
Less accumulated depreciation and amortization	(62,389)	(58,820)
Property, plant and equipment, net	46,550	46,417
Equity in joint ventures	25,312	26,174
Goodwill	33,469	33,807
Intangible assets, net of accumulated amortization of $12,060 at March 31, 2017 and $11,772 at September 30, 2016	8,786	9,297
Dosimetry devices, net of accumulated depreciation of $6,615 at March 31, 2017 and $6,197 at September 30, 2016	2,724	3,162
Deferred income tax assets	5,507	9,104
Other assets	6,481	6,853
Total assets	$190,508	$190,816

Liabilities
Accounts payable	$2,482	$3,012
Dividends payable	2,871	2,815
Deferred contract revenue	14,651	13,932
Accrued compensation and related costs	7,370	9,256
Accrued severance	128	302
Other accrued expenses	5,863	5,181
Total current liabilities	33,365	34,498
Long-term debt	105,100	109,100
Pension and postretirement obligations	25,166	24,833
Deferred income tax liabilities	109	86
Uncertain income tax liabilities	1,516	1,495
Other non-current liabilities	181	205
Total liabilities	165,437	170,217
Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.10 par value per share, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.10 par value per share, authorized 20,000,000 shares; 9,814,751 and 9,727,264 shares issued and outstanding at March 31, 2017 and September 30, 2016, respectively	981	973
Additional paid in capital	45,861	43,982
Accumulated other comprehensive loss	(16,714)	(15,266)
Accumulated deficit	(6,319)	(10,511)
Landauer, Inc. stockholders' equity	23,809	19,178
Noncontrolling interest	1,262	1,421
Total stockholders' equity	25,071	20,599
Total Liabilities and Stockholders' Equity	$190,508	$190,816

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands, Except per Share)	2017	2016	2017	2016
Revenues:
Service revenues	$34,213	$33,162	$66,962	$64,707
Product revenues	4,909	4,920	9,732	9,905
Total revenues	39,122	38,082	76,694	74,612

Costs and expenses:
Service costs	16,775	16,498	32,753	32,676
Product costs	2,030	1,829	3,989	3,666
Total cost of sales	18,805	18,327	36,742	36,342

Gross profit	20,317	19,755	39,952	38,270
Selling, general and administrative expense	12,508	12,538	24,701	24,801
Operating income	7,809	7,217	15,251	13,469
Equity in income of joint ventures	1,173	252	1,809	553
Interest expense, net	(609)	(1,129)	(1,403)	(2,062)
Other income (expense), net	71	103	(257)	(57)
Income before taxes	8,444	6,443	15,400	11,903
Income tax expense	3,091	2,005	5,467	3,692
Net income	5,353	4,438	9,933	8,211
Less: Net income attributed to noncontrolling interest	178	159	357	289
Net income attributed to Landauer, Inc.	$5,175	$4,279	$9,576	$7,922

Net income per share attributable to Landauer, Inc. shareholders:
Basic	$0.54	$0.45	$1.00	$0.83
Weighted average basic shares outstanding	9,561	9,518	9,550	9,483

Diluted	$0.54	$0.45	$0.99	$0.83
Weighted average diluted shares outstanding	9,595	9,550	9,589	9,516

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31, 2017			Six Months Ended March 31, 2017
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$5,175	$178	$5,353	$9,576	$357	$9,933
Other comprehensive income (loss):
Defined benefit pension and postretirement plans activity, net of taxes of ($71) and ($142), respectively	119	-	119	238	-	238
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0	-	-	-	-	-	-
Foreign currency translation adjustment, net of taxes of ($232) and $271, respectively	701	53	754	(1,686)	14	(1,672)
Comprehensive income	$5,995	$231	$6,226	$8,128	$371	$8,499

	Three Months Ended March 31, 2016			Six Months Ended March 31, 2016
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$4,279	$159	$4,438	$7,922	$289	$8,211
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of taxes of ($76) and ($101), respectively	128	-	128	172	-	172
Unrealized losses on available-for-sale securities, net of taxes of ($22) and ($1), respectively	83	-	83	8	-	8
Foreign currency translation adjustment, net of taxes of ($519) and ($357), respectively	980	22	1,002	663	24	687
Comprehensive income	$5,470	$181	$5,651	$8,765	$313	$9,078

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Landauer, Inc. Stockholders' Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Addi- tional Paid in Capital	Accumulated Other Compre-hensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Non- Controlling Interest	Total Stock- holders' Equity
September 30, 2016	9,727,264	$973	$43,982	$(15,266)	$(10,511)	$1,421	$20,599
Stock-based compensation arrangements	87,487	8	1,879	-	-	-	1,887
Dividends	-	-	-	-	(5,384)	(530)	(5,914)
Net income	-	-	-	-	9,576	357	9,933
Foreign currency translation adjustment, net of tax	-	-	-	(1,686)	-	14	(1,672)
Defined benefit pension and postretirement plans activity, net of tax	-	-	-	238	-	-	238
March 31, 2017	9,814,751	$981	$45,861	$(16,714)	$(6,319)	$1,262	$25,071

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
(Dollars in Thousands)	2017	2016
Cash flows from operating activities:
Net income	$9,933	$8,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,352	5,661
Equity in income of joint ventures	(1,809)	(553)
Dividends from joint ventures	1,341	1,195
Stock-based compensation and related net tax benefits	1,456	1,144
Current and long-term deferred taxes, net	3,307	1,076
Loss on sale, disposal and abandonment of fixed assets	17	12
Gain on investments	(281)	(221)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(4,487)	(276)
Decrease in prepaid taxes	700	39
Increase in other operating assets, net	(1,065)	(842)
Decrease in accounts payable and other accrued liabilities	(1,248)	(2,779)
Increase in other operating liabilities, net	722	143
Net cash provided by operating activities	13,938	12,810

Cash flows from investing activities:
Acquisition of property, plant and equipment	(4,557)	(4,278)
Payment of transaction expenses associated with divestiture of business	-	(472)
Other investing activities, net	(554)	(1,232)
Net cash used in investing activities	(5,111)	(5,982)

Cash flows from financing activities:
Long-term borrowings - loan	3,500	11,000
Long-term borrowings - repayment	(7,500)	(18,400)
Dividends paid to stockholders	(5,328)	(5,286)
Other financing activities, net	(72)	(155)
Net cash used in financing activities	(9,400)	(12,841)

Effects of foreign currency translation	163	(88)
Net decrease in cash and cash equivalents	(410)	(6,101)
Opening balance - cash and cash equivalents	13,285	15,314
Ending balance - cash and cash equivalents	$12,875	$9,213

Accrued capital spending included in accounts payable and other accrued liabilities	$509	$783

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017

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

We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period.  Operating results for the three and six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (the “Form 10-K”) and other financial information filed with the Securities and Exchange Commission (the “SEC”).  The September 30, 2016 balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

The accounting policies followed by the Company are set forth in the Form 10-K, and there have been no changes to the accounting policies for the six-month period ended March 31, 2017.

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

In April 2015, the FASB issued new guidance on a customer’s accounting for fees paid in a cloud computing arrangement (“CCA”). Under the new standard, customers will apply the same criteria as vendors to determine whether a CCA contains a software license or is solely a service contract.  The Company adopted the updated standard prospectively in the first quarter of fiscal 2017 with no significant impact on its financial statements.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued new guidance for recognizing revenue from contracts with customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  In July 2015, the FASB deferred the effective date of the new revenue standard by one year.  Public companies would now be required to adopt the new guidance for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The FASB decided to allow earlier adoption of the new revenue standard, but not earlier than the original effective date.  This guidance is effective for the Company in the first quarter of fiscal 2019.  The Company is currently evaluating the impact that adoption of this guidance will have on its results of operations, financial position and liquidity.  To date, the Company has formed a committee to evaluate the impact and is in the initial stages of evaluation.

In July 2015, the FASB issued new guidance on simplifying the measurement of inventory. This update requires a company to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for the Company in the first quarter of fiscal 2018 and should be applied prospectively with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position and liquidity.

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

In February 2016, the FASB issued new guidance on the accounting treatment for leases.  This guidance will require all leases with durations greater than twelve months to be recognized on the balance sheet of the lessee.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  This guidance is effective for the Company in the first quarter of fiscal 2020, although early adoption is permitted.  The Company is currently evaluating the impact that adoption of this guidance will have on its results of operations, financial position and liquidity.

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

In August 2016, the FASB issued an Accounting Standards Update (“ASU”) to provide cash flow statement guidance for certain cash receipts and payments, including (a) debt prepayment or extinguishment costs; (b) contingent consideration payments made after a business combination; (c) insurance settlement proceeds; (d) distributions from equity method investees; (e) beneficial interests in securitization transactions and (f) application of the predominance principle for cash receipts and payments with aspects of more than one class of cash flows. The update is effective for the Company in the first quarter of fiscal 2018. The Company is currently evaluating the effect that this update will have on its financial statements and related disclosures.

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2017
(Dollars in Thousands)	Level 1	Level 2	Level 3
Asset Category
Cash equivalents	$547	$-	$-
Mutual funds	4,360	-	-
Total financial assets at fair value	$4,907	$-	$-

	Fair Value Measurements at September 30, 2016
(Dollars in Thousands)	Level 1	Level 2	Level 3
Asset Category
Cash equivalents	$453	$-	$-
Mutual funds	3,687	-	-
Total financial assets at fair value	$4,140	$-	$-

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at March 31, 2017 and September 30, 2016, measured on a recurring basis.

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

The following table sets forth the computation of net income per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands, Except per Share)	2017	2016	2017	2016
Basic Net Income per Share:
Net income attributed to Landauer, Inc.	$5,175	$4,279	$9,576	$7,922
Less: Income allocated to unvested restricted stock	15	21	38	39
Net income available to common stockholders	$5,160	$4,258	$9,538	$7,883
Basic weighted average shares outstanding	9,561	9,518	9,550	9,483
Net income per share - Basic	$0.54	$0.45	$1.00	$0.83

Diluted Net Income per Share:
Net income attributed to Landauer, Inc.	$5,175	$4,279	$9,576	$7,922
Less: Income allocated to unvested restricted stock	15	21	38	39
Net income available to common stockholders	$5,160	$4,258	$9,538	$7,883
Basic weighted average shares outstanding	9,561	9,518	9,550	9,483
Effect of dilutive securities	34	32	39	33
Diluted weighted averages shares outstanding	9,595	9,550	9,589	9,516
Net income per share - Diluted	$0.54	$0.45	$0.99	$0.83

Dividends paid per share	$0.275	$0.275	$0.55	$0.55

On February 16, 2017, the Company declared a regular quarterly cash dividend in the amount of $0.275 per share. The dividends were paid on April 4, 2017 to shareholders of record as of March  17, 2017.

(5)Employee Benefit Plans

The components of net periodic benefit cost for pension and other benefits were as follows:

Pension Benefits	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2017	2016	2017	2016
Interest cost	$353	$393	$705	$785
Expected return on plan assets	(387)	(374)	(775)	(747)
Amortization of net loss	190	140	380	281
Net periodic benefit cost	$156	$159	$310	$319

Other Benefits	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2017	2016	2017	2016
Service cost	$16	$15	$32	$30
Interest cost	8	9	17	19
Amortization of net gain	-	(4)	-	(8)
Net periodic benefit cost	$24	$20	$49	$41

The Company, under the IRS minimum funding standards, has no required contributions to make to its defined benefit pension plan during fiscal 2017.

The Company sponsors a 401(k) retirement savings plan covering substantially all of the U.S. full-time employees in the Company’s Radiation Measurement segment as well as substantially all of the employees in the Company’s Medical Physics segment, and prior to its divestiture, the Medical Products segment.  The Company also maintains a supplemental defined contribution plan for certain executives, which allows participating executives to make voluntary deferrals and provides for employer contributions at the discretion of the Company.  Amounts expensed for Company contributions under these plans during the three months ended March 31, 2017 and 2016 were $488 and $499, respectively. Amounts expensed for Company contributions under these plans during the six months ended March 31, 2017 and 2016 were $1,031 and $918, respectively.

(6)Goodwill and Intangible Assets

Changes in the carrying amount of goodwill, by reportable segment, for the six months ended March 31, 2017 were as follows:

(Dollars in Thousands)	Radiation Measurement	Medical Physics	Total

Balance as of September 30, 2016	$11,196	$22,611	$33,807
Currency translation adjustment	(338)	-	(338)
Balance as of March 31, 2017	$10,858	$22,611	$33,469

The Company had no accumulated impairment losses as of March 31, 2017 and September 30, 2016.

Intangible assets consisted of the following:

	March 31, 2017
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$16,691	$10,637	$6,054
Trademarks and tradenames	133	-	133
Licenses and patents	3,465	866	2,599
Other intangibles	557	557	-
Intangible assets	$20,846	$12,060	$8,786

	September 30, 2016
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$16,982	$10,436	$6,546
Trademarks and tradenames	133	-	133
Licenses and patents	3,397	779	2,618
Other intangibles	557	557	-
Intangible assets	$21,069	$11,772	$9,297

Identifiable intangible assets with finite lives are amortized over their estimated useful lives.  Intangible asset amortization expense was $385 and $771 for the three and six months ended March 31, 2017, respectively, and was $568 and $1,123 for the three and six months ended March 31, 2016, respectively.

(7)Accumulated Other Comprehensive Loss

Accumulated elements of other comprehensive loss, net of tax, are included in the stockholders’ equity section of the condensed consolidated balance sheets.  Changes in each component for the six months ended March 31, 2017 and 2016 are as follows:

(Dollars in Thousands)	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Securities	Pension and Postretirement Plans	Comprehensive (Loss) Income
Balance at September 30, 2016	$(4,696)	$-	$(10,570)	$(15,266)
Other comprehensive (loss) income before reclassifications	(1,686)	-	-	(1,686)
Amounts reclassified from accumulated other comprehensive (loss) income	-	-	238	238
Net current period other comprehensive (loss) income	(1,686)	-	238	(1,448)
Balance at March 31, 2017	$(6,382)	$-	$(10,332)	$(16,714)

(Dollars in Thousands)	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Securities	Pension and Postretirement Plans	Comprehensive (Loss) Income
Balance at September 30, 2015	$(5,468)	$259	$(8,532)	$(13,741)
Other comprehensive (loss) income before reclassifications	663	97	-	760
Amounts reclassified from accumulated other comprehensive (loss) income	-	(89)	172	83
Net current period other comprehensive (loss) income	663	8	172	843
Balance at March 31, 2016	$(4,805)	$267	$(8,360)	$(12,898)

The tables below present the impact on net income of significant amounts reclassified out of each component of accumulated other comprehensive loss:

Pension and Postretirement Plans (1)	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2017	2016	2017	2016
Amortization of net loss	$190	$204	$380	$273
Total before tax	190	204	380	273
Provision for income taxes	71	76	142	101
Total net of tax	$119	$128	$238	$172

(1)These accumulated other comprehensive loss components are included in the computation of net periodic benefit costs (refer to Note 5 of the Notes to Consolidated Financial Statements for additional details regarding employee benefit plans).

Unrealized Gains and Losses on Available-for-Sale Securities	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2017	2016	2017	2016
Realized gains on available-for-sale securities into earnings (1)	$-	$-	$-	$(105)
Total before tax	-	-	-	(105)
Provision for income taxes (2)	-	-	-	(16)
Total net of tax	$-	$-	$-	$(89)

(1)This amount is reported in Interest Expense, net on the Consolidated Statements of Operations

(2)This amount is reported in Income Tax Expense (Benefit) on the Consolidated Statements of Operations

(8)Income Taxes

The effective tax rates for the three months ended March 31, 2017 and 2016 were 36.6% and 31.1%, respectively. The increase in the effective tax rate was primarily due to the mix of taxable earnings between jurisdictions and tax law changes that impacted the prior year.  The effective tax rates for the six months ended March 31, 2017 and 2016 were 35.5% and 31.0%, respectively. The increase in the effective tax rate was primarily due to the mix of earnings between jurisdictions with differing tax rates and tax law changes that impacted the timing of recognition of certain credits in the prior year. The Company believes it is reasonably possible that $570 of unrecognized tax benefits will be realized in fiscal year 2017.

(9)Segment Information

In fiscal year 2017, the Company is organized into two reportable business segments: Radiation Measurement and Medical Physics.   As disclosed in the Form 10-K for the fiscal period ended September 30, 2016, the Medical Products business was divested in May 2016; accordingly, there were no reportable revenues and operating income for the three and six month periods ended March 31, 2017 for that reportable segment.  These segments reflect the manner in which the Company’s businesses are currently managed and represent an aggregation of services and products based on type of customer and how the businesses are marketed.  For more information regarding the nature of the Company’s services and products, see Note 16 of the Notes to Consolidated Financial Statements in the Form 10-K.

The following tables summarize financial information for each reportable segment:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2017	2016	2017	2016
Revenues by segment:
Radiation Measurement	$28,692	$25,520	$56,324	$50,224
Medical Physics	10,430	10,033	20,370	19,386
Medical Products	-	2,529	-	5,002
Consolidated revenues	$39,122	$38,082	$76,694	$74,612

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2017	2016	2017	2016
Operating income (loss) by segment:
Radiation Measurement	$11,409	$9,969	$22,641	$18,867
Medical Physics	672	918	1,351	1,696
Medical Products	-	432	-	922
Corporate	(4,272)	(4,102)	(8,741)	(8,016)
Consolidated operating income	$7,809	$7,217	$15,251	$13,469

(Dollars in Thousands)	March 31, 2017	September 30, 2016
Segment assets:
Radiation Measurement	$159,090	$160,560
Medical Physics	44,311	43,174
Eliminations	(12,893)	(12,918)
Consolidated assets	$190,508	$190,816

(10)Related Party Transactions

The Company has a minority interest in Yamasato, Fujiwara, Higa & Associates, Inc. doing business as Aquila.  The Company provides dosimetry parts to Aquila for its military contract.  The Company also has a 50% equity interest in Nagase-Landauer, Ltd. (“Nagase”), a radiation measurement company in Japan.

The sales to and purchases from Aquila were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2017	2016	2017	2016
Sales to Aquila	$2,933	$18	$5,501	$414
Purchases from Aquila	30	214	104	204

Balance sheet items associated with Aquila were as follows:

(Dollars in Thousands)	March 31, 2017	September 30, 2016
Amounts in accounts receivable	$4,069	$1,910
Amounts in accounts payable	114	320

The sales to and purchases from Nagase were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in Thousands)	2017	2016	2017	2016
Sales to Nagase	$1,002	$1,196	$2,243	$2,294
Purchases from Nagase	319	99	629	694

Balance sheet items associated with Nagase were as follows:

(Dollars in Thousands)	March 31, 2017	September 30, 2016
Amounts in accounts receivable	$294	$288
Amounts in accounts payable	52	23

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

The preparation of the interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Critical accounting policies are those that are most important to the portrayal of a company’s financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company bases its estimates, judgments and assumptions on historical experience and other relevant factors that are believed to be reasonable under the circumstances.  In any given reporting period, the Company’s actual results may differ from the estimates, judgments and assumptions used in preparing the consolidated financial statements.

Results of Operations

Comparison of the second fiscal quarter ended March 31, 2017 and the second fiscal quarter ended March 31, 2016

Revenues for the second fiscal quarter of 2017 were $39.1 million, an increase of $1.0 million, or 2.6%, compared to revenues of $38.1 million for the second fiscal quarter of 2016.  Revenues in the Radiation Measurement segment increased $3.2 million, which was primarily due to product sales to the military.  Revenues in the Medical Physics segment increased $0.4 million, due to increased imaging services.  Revenues in the Medical Products segment decreased $2.5 million due to the divestiture of this business in May 2016.

Gross profit was 51.9% for the second fiscal quarter of 2017,  which is unchanged from the second fiscal quarter of 2016.

Selling, general and administrative expenses for the second fiscal quarter of 2017 were $12.5 million, the same amount as the second fiscal quarter of 2016.  Operating expenses in the Medical Products segment decreased $1.1 million due to the divestiture of the business in May 2016, offset by a $0.6 million increase in Corporate and Radiation Measurement expenses and a $0.5 million increase in Medical Physics expenses.  Corporate and Radiation Measurement operating expenses increased $0.6 million primarily due to a $0.3 million increase in selling and marketing expenses and $0.3 million of proxy contest expenses for the 2017 Annual Meeting of Stockholders.  The increase in operating expenses in Medical Physics was driven by an increase in personnel expenses.

Operating income for the second fiscal quarter of 2017 was $7.8 million, compared with operating income of $7.2 million for the second fiscal quarter of 2016.  Operating income increased due primarily to the gross profit on the higher military sales.

The effective tax rates for the second fiscal quarter of 2017 and 2016 were 36.6% and 31.1%, respectively.  The increase in the effective tax rate was primarily due to the mix of taxable earnings between jurisdictions and tax law changes that impacted the timing of recognition of certain credits in the prior year.

Net income attributed to Landauer for the second fiscal quarter of 2017 was $5.2 million, compared with net income of $4.3 million in the second fiscal quarter of 2016.  The increase in net income was driven by stronger operating margins and higher equity earnings from joint ventures, partially offset by a higher effective tax rate.

Radiation Measurement Segment

Radiation Measurement revenues for the second fiscal quarter of 2017 were $28.7 million, an increase of $3.2 million, or 12.5%, compared with $25.5 million for the second fiscal quarter of 2016.  The growth in revenues was primarily due to product sales to the military.  During the third fiscal quarter of 2016, the Company was awarded a military order from the National Guard of the United States for the Radwatch personal in-field radiation monitoring system.  Approximately $2.9 million of the increase in revenues resulted from the shipment of products for the National Guard order.

Operating income for the second fiscal quarter of 2017 increased to $11.4 million from $10.0 million for the second fiscal quarter of 2016 due to the gross profit on the increased product sales.

Medical Physics Segment

Medical Physics revenues for the second fiscal quarter of 2017 were $10.4 million, an increase of $0.4 million, or 4.0%, compared with $10.0 million for the second fiscal quarter of 2016.  Imaging services revenue increased by $0.6 million, or 18.8%, driven by higher demand for the Company’s solutions for The Joint Commission’s new Diagnostic Imaging requirements that became effective for hospitals and ambulatory care centers on July 1, 2015.

Operating income for the second fiscal quarter of 2017 was $0.7 million, compared to $0.9 million for the second fiscal quarter of 2016.  The decrease in operating income was primarily due to an increase in personnel expenses.

Medical Products Segment

Medical Products revenues decreased $2.5 million as a result of the divestiture that occurred in May 2016.

Medical Products operating income decreased $0.4 million due to the May 2016 divestiture.

Corporate Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses for the second fiscal quarter of 2017 were $4.3 million, an increase of $0.2 million, or 4.9%, compared to $4.1 million for the second fiscal quarter of 2016.  The increase was due to a $0.3 million increase in proxy expenses for the 2017 Annual Meeting of Stockholders.

Comparison of the six months ended March 31, 2017 and the six months ended March 31, 2016

Revenues for the first six months of fiscal 2017 were $76.7 million, an increase of $2.1 million, or 2.8%, compared to revenues of $74.6 million for the first six months of fiscal 2016.  Revenues in the Radiation Measurement segment increased $6.1 million, which was primarily due to product sales to the military and growth in international revenues.  Revenues in the Medical Physics segment increased $1.0 million, due to increased imaging services.  Revenues in the Medical Products segment decreased  $5.0 million due to the divestiture of this business in May 2016.

Gross profit was 52.1% for the first six months of fiscal 2017, compared with 51.3% for the first six months of fiscal 2016. Gross profit increased for the first six months of 2017 as compared to the first six months of fiscal 2016 due primarily to the increase in product sales to the military.

Selling, general and administrative expenses for the first six months of fiscal 2017 were $24.7 million, a decrease of $0.1 million, or 0.4%, compared with $24.8 million for the first six months of fiscal 2016.  Operating expenses in the Medical Products segment decreased $2.2 million due to the divestiture of the business in May 2016,  partially offset by a $1.5 million increase in Corporate and Radiation Measurement expenses and a $0.6 million increase in Medical Physics expenses.  Corporate and Radiation Measurement operating expenses increased $1.5 million primarily due to $0.5 million of proxy contest expenses for the 2017 Annual Meeting of Stockholders, a $0.3 million increase in research and development expenses for the Verifii digital dosimetry platform, a $0.3 million increase in selling and marketing expenses and a $0.3 million increase in stock-based compensation expense.  The increase in operating expenses in Medical Physics was driven by an increase in personnel expenses.

Operating income for the first six months of 2017 was $15.3 million, compared with operating income of $13.5 million for the first six months of 2016.  Operating income increased due primarily to the gross profit on the higher military sales.  In addition, the Company successfully appealed the real estate taxes for fiscal 2011 and 2012, and as a result, is expected to receive a $0.6 million refund.

The effective tax rates for the first six months of fiscal 2017 and fiscal 2016 were 35.5% and 31.0%, respectively.  The increase in the effective tax rate was primarily due to the mix of taxable earnings between jurisdictions and tax law changes that impacted the timing of recognition of certain credits in the prior year.

Net income attributed to Landauer for the first six months of fiscal 2017 was $9.6 million, compared with net income of $7.9 million in the first six months of 2016.  The increase in net income was driven by stronger operating margins, partially offset by a higher effective tax rate.

Radiation Measurement Segment

Radiation Measurement revenues for the first six months of fiscal 2017 were $56.3 million, an increase of $6.1 million, or 12.2%, compared with $50.2 million for the first six months of fiscal 2016.  The growth in revenues was primarily due to product sales to the military and higher international revenues.  During the third fiscal quarter of 2016, the Company was awarded a military order from the National Guard of the United States for the Radwatch personal in-field radiation monitoring system.  Approximately $5.1 million of the increase in revenues resulted from the shipment of products for the National Guard order.  International revenues increased $0.5 million due primarily to higher product sales.

Operating income for the first six months of fiscal 2017 increased to $22.6 million from $18.9 million for the first six months of fiscal 2016 due to the gross profit on the increased product sales and due to the refund of real estate taxes for fiscal 2011 and 2012.

Medical Physics Segment

Medical Physics revenues for the first six months of fiscal 2017 were $20.4 million, an increase of $1.0 million, or 5.2%, compared with $19.4 million for the first six months of fiscal 2016.  Imaging services revenue increased by $1.2 million, or 19.7%, driven by higher demand for the Company’s solutions for The Joint Commission’s new Diagnostic Imaging requirements that became effective for hospitals and ambulatory care centers on July 1, 2015.

Operating income for the first six months of fiscal 2017 was $1.4 million, compared to $1.7 million for the first six months of fiscal 2016.  The decrease in operating income was primarily due to an increase in personnel expenses.

Medical Products Segment

Medical Products revenues decreased $5.0 million as a result of the divestiture that occurred in May 2016.

Medical Products operating income decreased $0.9 million due to the May 2016 divestiture.

Corporate Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses for the first six months of fiscal 2017 were $8.7 million, an increase of $0.7 million, or 8.7%, compared to $8.0 million for the first six months of fiscal 2016.  The increase was due to a $0.5  million increase in proxy expenses for the 2017 Annual Meeting of Stockholders as well as a $0.3 million increase in stock-based compensation expense.

Liquidity and Capital Resources

The Company’s principal source of liquidity is operating cash flows supplemented by borrowings under its credit facility.  The Company’s cash-generating capability is one of its fundamental strengths and provides it with substantial financial flexibility in meeting operating and investing needs.

The following table sets forth a summary of the Company’s cash flows:

	Six Months Ended March 31,
(Dollars in Thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$13,938	$12,810
Investing activities	(5,111)	(5,982)
Financing activities	(9,400)	(12,841)
Effect of foreign currency translation	163	(88)
Net decrease in cash and cash equivalents	$(410)	$(6,101)

Cash provided by operating activities for the first six months of fiscal 2017 was $13.9 million, an increase of $1.1 million over the same fiscal period in 2016.  The increase was primarily due to lower spending in professional service fees and lower cash interest payments on long-term borrowings compared to the prior year.

Cash used in investing activities for the first six months of fiscal 2017 was $5.1 million, a change of $0.9 million over the same fiscal period of 2016.  The change was primarily due to transaction expenses related to the disposition of the Radon business which were paid in fiscal 2016.

Cash used in financing activities for the first six months of fiscal 2017 was $9.4 million, a change of $3.4 million over the same fiscal period of 2016.  The change was primarily due to lower net repayments of debt compared to the prior year.  In addition, the Company expects to pay down debt over the next four to five years as it realizes a cash tax benefit of approximately $16.0 million resulting from the disposal of the Medical Products business.  As of March 31, 2017, the Company had $34.9 million of unused availability under its current $140.0 million credit facility, which the Company believes provides adequate liquidity to meet its current and anticipated obligations.

The Company expects to meet short-term liquidity requirements (including capital expenditures) through net cash from operating activities and cash on hand.  The Company was in compliance with all covenants under the credit facility as of March 31, 2017.  The Company currently intends to use excess cash to continue to pay down the long-term debt balance.  The debt facility expires August 2, 2018.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations since the end of fiscal year 2016 through March 31, 2017.

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

Item 3.quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, including changes in foreign currency exchange rates and is subject to interest rate risk related to borrowings under its existing credit facility.  These risks are set forth in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through March 31, 2017.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.Legal Proceedings

The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business.  The Company does not believe that any such litigation pending as of March 31, 2017, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

Item 1A.Risk Factors

Information regarding risk factors is set forth in Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through March 31, 2017.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its equity securities from the end of the preceding fiscal year through March 31, 2017 includes the deemed surrender of existing shares of Landauer common stock to the Company by stock-based compensation plan participants to satisfy the exercise price or tax liability of employee stock awards at the time of exercise or vesting.  These surrendered shares are not part of any publicly announced share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2016	149	$43.89	-	-
November 1 - November 30, 2016	-	-	-	-
December 1 - December 31, 2016	-	-	-	-
Quarter ended December 31, 2016	149	$43.89	-	-
January 1 - January 31, 2017	375	$50.30	-	-
February 1 - February 28, 2017	-	-	-	-
March 1 - March 31, 2017	-	-	-	-
Quarter ended March 31, 2017	375	$50.30	-	-

Item 3.Defaults Upon Senior Securities

Not Applicable

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

Not Applicable

Item 6.Exhibits

Cer
10

Support Agreement, dated January 10, 2017, by and among the Registrant and Gilead Capital LP, Gilead Capital GP LCC and Jeffrey A. Strong is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 12, 2017

31.1	Certification of Michael P. Kaminski, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Daniel J. Fujii, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Michael P. Kaminski, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Daniel J. Fujii, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE FILE

101.SCH	XBRL SCHEMA FILE

101.CAL	XBRL CALCULATION FILE

101.DEF	XBRL DEFINITION FILE

101.LAB	XBRL LABEL FILE

101.PRE	XBRL PRESENTATION FILE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

8
LANDAUER, INC.
(Registrant)

Date: May 9, 2017	/s/ Daniel J. Fujii
Daniel J. Fujii
Chief Financial Officer