Form 10-Q
period 2017-06-30
LANDAUER INC
filed 2017-08-08
CIK 825410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August  4, 2017, 9,638,580 shares of common stock, par value $0.10 per share, of the registrant were outstanding.

PART I  FINANCIAL INFORMATION

Item 1.Financial Statements

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in Thousands)	June 30, 2017	September 30, 2016
Assets
Cash and cash equivalents	$21,064	$13,285
Receivables, net of allowances of $1,324 at June 30, 2017 and $1,296 at September 30, 2016	33,618	31,998
Inventories	5,229	5,670
Deferred income tax assets - current	4,470	2,098
Prepaid income taxes	5,692	764
Prepaid expenses and other current assets	3,186	2,187
Total current assets	73,259	56,002
Property, plant and equipment, at cost	111,994	105,237
Less accumulated depreciation and amortization	(64,768)	(58,820)
Property, plant and equipment, net	47,226	46,417
Equity in joint ventures	26,488	26,174
Goodwill	33,916	33,807
Intangible assets, net of accumulated amortization of $12,704 at June 30, 2017 and $11,772 at September 30, 2016	8,602	9,297
Dosimetry devices, net of accumulated depreciation of $6,845 at June 30, 2017 and $6,197 at September 30, 2016	2,638	3,162
Deferred income tax assets	74	9,104
Other assets	5,963	6,853
Total assets	$198,166	$190,816

Liabilities
Accounts payable	$3,158	$3,012
Dividends payable	2,911	2,815
Deferred contract revenue	14,910	13,932
Accrued compensation and related costs	9,464	9,256
Accrued severance	64	302
Other accrued expenses	5,800	5,181
Total current liabilities	36,307	34,498
Long-term debt	100,600	109,100
Pension and postretirement obligations	25,184	24,833
Deferred income tax liabilities	4,450	86
Uncertain income tax liabilities	518	1,495
Other non-current liabilities	222	205
Total liabilities	167,281	170,217
Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.10 par value per share, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.10 par value per share, authorized 20,000,000 shares; 9,811,668 and 9,727,264 shares issued and outstanding at June 30, 2017 and September 30, 2016, respectively	981	973
Additional paid in capital	46,842	43,982
Accumulated other comprehensive loss	(15,780)	(15,266)
Accumulated deficit	(2,611)	(10,511)
Landauer, Inc. stockholders' equity	29,432	19,178
Noncontrolling interest	1,453	1,421
Total stockholders' equity	30,885	20,599
Total Liabilities and Stockholders' Equity	$198,166	$190,816

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands, Except per Share)	2017	2016	2017	2016
Revenues:
Service revenues	$34,609	$32,344	$101,571	$97,051
Product revenues	5,279	5,510	15,011	15,415
Total revenues	39,888	37,854	116,582	112,466

Costs and expenses:
Service costs	16,939	16,032	49,692	48,708
Product costs	1,862	2,304	5,851	5,970
Total cost of sales	18,801	18,336	55,543	54,678

Gross profit	21,087	19,518	61,039	57,788
Selling, general and administrative expense	12,504	11,805	37,205	36,606
Operating income	8,583	7,713	23,834	21,182
Equity in income of joint ventures	1,206	244	3,015	797
Interest expense, net	(695)	(703)	(2,098)	(2,765)
Other income (expense), net	15	3,550	(242)	3,493
Income before taxes	9,109	10,804	24,509	22,707
Income tax expense	2,509	3,382	7,976	7,074
Net income	6,600	7,422	16,533	15,633
Less: Net income attributed to noncontrolling interest	200	157	557	446
Net income attributed to Landauer, Inc.	$6,400	$7,265	$15,976	$15,187

Net income per share attributable to Landauer, Inc. shareholders:
Basic	$0.67	$0.76	$1.67	$1.59
Weighted average basic shares outstanding	9,585	9,531	9,562	9,523

Diluted	$0.66	$0.76	$1.66	$1.58
Weighted average diluted shares outstanding	9,606	9,564	9,595	9,555

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30, 2017			Nine Months Ended June 30, 2017
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$6,400	$200	$6,600	$15,976	$557	$16,533
Other comprehensive income (loss):
Defined benefit pension and postretirement plans activity, net of taxes of ($71) and ($213), respectively	119	-	119	357	-	357
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0	-	-	-	-	-	-
Foreign currency translation adjustment, net of taxes of ($73) and $343, respectively	815	(9)	806	(871)	5	(866)
Comprehensive income	$7,334	$191	$7,525	$15,462	$562	$16,024

	Three Months Ended June 30, 2016			Nine Months Ended June 30, 2016
(Dollars in Thousands)	Landauer, Inc.	Noncontrolling Interest	Total	Landauer, Inc.	Noncontrolling Interest	Total
Net income	$7,265	$157	$7,422	$15,187	$446	$15,633
Other comprehensive income:
Defined benefit pension and postretirement plans activity, net of taxes of ($52) and ($153), respectively	85	-	85	257	-	257
Unrealized losses on available-for-sale securities, net of taxes of $35 and $34, respectively	(195)	-	(195)	(187)	-	(187)
Foreign currency translation adjustment, net of taxes of ($427) and ($784), respectively	793	3	796	1,456	27	1,483
Comprehensive income	$7,948	$160	$8,108	$16,713	$473	$17,186

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Landauer, Inc. Stockholders' Equity
(Dollars in Thousands)	Common Stock Shares	Common Stock	Addi- tional Paid in Capital	Accumulated Other Compre-hensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Non- Controlling Interest	Total Stock- holders' Equity
September 30, 2016	9,727,264	$973	$43,982	$(15,266)	$(10,511)	$1,421	$20,599
Stock-based compensation arrangements	84,404	8	2,860	-	-	-	2,868
Dividends	-	-	-	-	(8,076)	(530)	(8,606)
Net income	-	-	-	-	15,976	557	16,533
Foreign currency translation adjustment, net of tax	-	-	-	(871)	-	5	(866)
Defined benefit pension and postretirement plans activity, net of tax	-	-	-	357	-	-	357
June 30, 2017	9,811,668	$981	$46,842	$(15,780)	$(2,611)	$1,453	$30,885

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
(Dollars in Thousands)	2017	2016
Cash flows from operating activities:
Net income	$16,533	$15,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,047	8,461
Equity in income of joint ventures	(3,015)	(797)
Dividends from joint ventures	1,341	1,195
Stock-based compensation and related net tax benefits	2,449	2,048
Current and long-term deferred taxes, net	10,568	3,639
Gain on disposition of business	-	(3,904)
Loss on sale, disposal and abandonment of fixed assets	23	368
Gain on investments	(411)	(558)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(1,582)	(1,771)
(Increase) decrease in prepaid taxes	(4,064)	39
Decrease (increase) in other operating assets, net	607	(298)
Increase (decrease) in accounts payable and other accrued liabilities	1,564	(1,083)
Decrease in other operating liabilities, net	(47)	(753)
Net cash provided by operating activities	32,013	22,219

Cash flows from investing activities:
Acquisition of property, plant and equipment	(6,989)	(6,845)
Proceeds from disposition of business	-	10,089
Other investing activities, net	(511)	551
Net cash (used in) provided by investing activities	(7,500)	3,795

Cash flows from financing activities:
Long-term borrowings - loan	3,500	13,500
Long-term borrowings - repayment	(12,000)	(34,585)
Dividends paid to stockholders	(7,979)	(7,933)
Other financing activities, net	(231)	(417)
Net cash used in financing activities	(16,710)	(29,435)

Effects of foreign currency translation	(24)	82
Net increase (decrease) in cash and cash equivalents	7,779	(3,339)
Opening balance - cash and cash equivalents	13,285	15,314
Ending balance - cash and cash equivalents	$21,064	$11,975

Accrued capital spending included in accounts payable and other accrued liabilities	$730	$477

The accompanying notes are an integral part of these consolidated financial statements.

LANDAUER, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017

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

We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period.  Operating results for the three and nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017.

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

The accounting policies followed by the Company are set forth in the Form 10-K, and there have been no changes to the accounting policies for the nine-month period ended June 30, 2017.

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2017
(Dollars in Thousands)	Level 1	Level 2	Level 3
Asset Category
Cash equivalents	$554	$-	$-
Mutual funds	4,397	-	-
Total financial assets at fair value	$4,951	$-	$-

	Fair Value Measurements at September 30, 2016
(Dollars in Thousands)	Level 1	Level 2	Level 3
Asset Category
Cash equivalents	$453	$-	$-
Mutual funds	3,687	-	-
Total financial assets at fair value	$4,140	$-	$-

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at June 30, 2017 and September 30, 2016, measured on a recurring basis.

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

The following table sets forth the computation of net income per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands, Except per Share)	2017	2016	2017	2016
Basic Net Income per Share:
Net income attributed to Landauer, Inc.	$6,400	$7,265	$15,976	$15,187
Less: Income allocated to unvested restricted stock	15	20	53	59
Net income available to common stockholders	$6,385	$7,245	$15,923	$15,128
Basic weighted average shares outstanding	9,585	9,531	9,562	9,523
Net income per share - Basic	$0.67	$0.76	$1.67	$1.59

Diluted Net Income per Share:
Net income attributed to Landauer, Inc.	$6,400	$7,265	$15,976	$15,187
Less: Income allocated to unvested restricted stock	15	20	53	59
Net income available to common stockholders	$6,385	$7,245	$15,923	$15,128
Basic weighted average shares outstanding	9,585	9,531	9,562	9,523
Effect of dilutive securities	21	33	33	32
Diluted weighted averages shares outstanding	9,606	9,564	9,595	9,555
Net income per share - Diluted	$0.66	$0.76	$1.66	$1.58

Dividends paid per share	$0.275	$0.275	$0.83	$0.83

On May 2, 2017, the Company declared a regular quarterly cash dividend in the amount of $0.275 per share. The dividends were paid on July 6, 2017 to shareholders of record as of June  16, 2017.

(5)Employee Benefit Plans

The components of net periodic benefit cost for pension and other benefits were as follows:

Pension Benefits	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2017	2016	2017	2016
Interest cost	$352	$392	$1,057	$1,177
Expected return on plan assets	(388)	(373)	(1,163)	(1,120)
Amortization of net loss	190	141	570	422
Net periodic benefit cost	$154	$160	$464	$479

Other Benefits	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2017	2016	2017	2016
Service cost	$16	$15	$48	$45
Interest cost	9	10	26	29
Amortization of net gain	-	(3)	-	(11)
Net periodic benefit cost	$25	$22	$74	$63

The Company, under the IRS minimum funding standards, has no required contributions to make to its defined benefit pension plan during fiscal 2017.

The Company sponsors a 401(k) retirement savings plan covering substantially all of the U.S. full-time employees in the Company’s Radiation Measurement segment as well as substantially all of the employees in the Company’s Medical Physics segment, and prior to its divestiture, the Medical Products segment.  The Company also maintains a supplemental defined contribution plan for certain executives, which allows participating executives to make voluntary deferrals and provides for employer contributions at the discretion of the Company.  Amounts expensed for Company contributions under these plans during the three months ended June 30, 2017 and 2016 were $483 and $494, respectively. Amounts expensed for Company contributions under these plans during the nine months ended June 30, 2017 and 2016 were $1,514 and $1,412, respectively.

(6)Goodwill and Intangible Assets

Changes in the carrying amount of goodwill, by reportable segment, for the nine months ended June 30, 2017 were as follows:

(Dollars in Thousands)	Radiation Measurement	Medical Physics	Total

Balance as of September 30, 2016	$11,196	$22,611	$33,807
Currency translation adjustment	109	-	109
Balance as of June 30, 2017	$11,305	$22,611	$33,916

The Company had no accumulated impairment losses as of June 30, 2017 and September 30, 2016.

Intangible assets consisted of the following:

	June 30, 2017
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$17,108	$11,237	$5,871
Trademarks and tradenames	133	-	133
Licenses and patents	3,508	910	2,598
Other intangibles	557	557	-
Intangible assets	$21,306	$12,704	$8,602

	September 30, 2016
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$16,982	$10,436	$6,546
Trademarks and tradenames	133	-	133
Licenses and patents	3,397	779	2,618
Other intangibles	557	557	-
Intangible assets	$21,069	$11,772	$9,297

Identifiable intangible assets with finite lives are amortized over their estimated useful lives.  Intangible asset amortization expense was $388 and $1,159 for the three and nine months ended June 30, 2017, respectively, and was $453 and $1,576 for the three and nine months ended June 30,  2016, respectively.

(7)Accumulated Other Comprehensive Loss

Accumulated elements of other comprehensive loss, net of tax, are included in the stockholders’ equity section of the condensed consolidated balance sheets.  Changes in each component for the nine months ended June 30, 2017 and 2016 are as follows:

(Dollars in Thousands)	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Securities	Pension and Postretirement Plans	Comprehensive (Loss) Income
Balance at September 30, 2016	$(4,696)	$-	$(10,570)	$(15,266)
Other comprehensive loss before reclassifications	(871)	-	-	(871)
Amounts reclassified from accumulated other comprehensive income	-	-	357	357
Net current period other comprehensive (loss) income	(871)	-	357	(514)
Balance at June 30, 2017	$(5,567)	$-	$(10,213)	$(15,780)

(Dollars in Thousands)	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Available-for-Sale Securities	Pension and Postretirement Plans	Comprehensive (Loss) Income
Balance at September 30, 2015	$(5,468)	$259	$(8,532)	$(13,741)
Other comprehensive income before reclassifications	1,456	147	-	1,603
Amounts reclassified from accumulated other comprehensive (loss) income	-	(334)	257	(77)
Net current period other comprehensive (loss) income	1,456	(187)	257	1,526
Balance at June 30, 2016	$(4,012)	$72	$(8,275)	$(12,215)

The tables below present the impact on net income of significant amounts reclassified out of each component of accumulated other comprehensive loss:

Pension and Postretirement Plans (1)	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2017	2016	2017	2016
Amortization of net loss	$190	$137	$570	$410
Total before tax	190	137	570	410
Provision for income taxes	71	52	213	153
Total net of tax	$119	$85	$357	$257

(1)These accumulated other comprehensive loss components are included in the computation of net periodic benefit costs (refer to Note 5 of the Notes to Consolidated Financial Statements for additional details regarding employee benefit plans).

Unrealized Gains and Losses on Available-for-Sale Securities	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2017	2016	2017	2016
Realized gains on available-for-sale securities into earnings (1)	$-	$(288)	$-	$(393)
Total before tax	-	(288)	-	(393)
Provision for income taxes (2)	-	(43)	-	(59)
Total net of tax	$-	$(245)	$-	$(334)

(1)This amount is reported in Interest Expense, net on the Consolidated Statements of Operations

(2)This amount is reported in Income Tax Expense (Benefit) on the Consolidated Statements of Operations

(8)Income Taxes

The effective tax rates for the three months ended June  30, 2017 and 2016 were 27.5% and 31.3%, respectively. The decrease in the effective tax rate was primarily due to the mix of taxable earnings between jurisdictions with differing tax rates and the release of uncertain tax positions relative to pretax earnings.  The effective tax rates for the nine months ended June 30, 2017 and 2016 were 32.5% and 31.2%, respectively. The increase in the effective tax rate was primarily due to the mix of earnings between jurisdictions with differing tax rates and tax law changes that impacted the timing of recognition of certain credits in the prior year. The Company believes it is reasonably possible that $135 of unrecognized tax benefits will be realized in fiscal year 2018.

(9)Segment Information

In fiscal year 2017, the Company is organized into two reportable business segments: Radiation Measurement and Medical Physics.   As disclosed in the Form 10-K for the fiscal period ended September 30, 2016, the Medical Products business was divested in May 2016; accordingly, there were no reportable revenues and operating income for the three and nine month periods ended June 30, 2017 for that reportable segment.  These segments reflect the manner in which the Company’s businesses are currently managed and represent an aggregation of services and products based on type of customer and how the businesses are marketed.  For more information regarding the nature of the Company’s services and products, see Note 16 of the Notes to Consolidated Financial Statements in the Form 10-K.

The following tables summarize financial information for each reportable segment:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2017	2016	2017	2016
Revenues by segment:
Radiation Measurement	$29,594	$27,492	$85,918	$77,716
Medical Physics	10,294	9,562	30,664	28,948
Medical Products	-	800	-	5,802
Consolidated revenues	$39,888	$37,854	$116,582	$112,466

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2017	2016	2017	2016
Operating income (loss) by segment:
Radiation Measurement	$12,138	$10,294	$34,779	$29,161
Medical Physics	789	756	2,140	2,452
Medical Products	-	141	-	1,063
Corporate	(4,344)	(3,478)	(13,085)	(11,494)
Consolidated operating income	$8,583	$7,713	$23,834	$21,182

(Dollars in Thousands)	June 30, 2017	September 30, 2016
Segment assets:
Radiation Measurement	$165,720	$160,560
Medical Physics	48,081	43,174
Eliminations	(15,635)	(12,918)
Consolidated assets	$198,166	$190,816

(10)Related Party Transactions

The Company has a minority interest in Yamasato, Fujiwara, Higa & Associates, Inc. doing business as Aquila.  The Company provides dosimetry parts to Aquila for its military contract.  The Company also has a 50% equity interest in Nagase-Landauer, Ltd. (“Nagase”), a radiation measurement company in Japan.

The sales to and purchases from Aquila were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2017	2016	2017	2016
Sales to Aquila	$3,347	$2,653	$8,848	$3,067
Purchases from Aquila	128	201	232	405

Balance sheet items associated with Aquila were as follows:

(Dollars in Thousands)	June 30, 2017	September 30, 2016
Amounts in accounts receivable	$3,439	$1,910
Amounts in accounts payable	193	320

The sales to and purchases from Nagase were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in Thousands)	2017	2016	2017	2016
Sales to Nagase	$961	$1,180	$3,204	$3,474
Purchases from Nagase	58	123	687	817

Balance sheet items associated with Nagase were as follows:

(Dollars in Thousands)	June 30, 2017	September 30, 2016
Amounts in accounts receivable	$117	$288
Amounts in accounts payable	5	23

(11)Subsequent Event

On July 13, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) that amends and restates in its entirety the Amended and Restated Credit Agreement dated as of August 2, 2013, as amended by the First Amendment to Amended and Restated Credit Agreement dated as of June 30, 2014 (the “Existing Credit Agreement”).

The Amended Credit Agreement replaced the Existing Credit Agreement that contained substantially similar terms but decreased the revolving loan facility amount from $175.0 million to $125.0 million and extended the maturity date from August 2, 2018 to July 13, 2022. The Amended Credit Agreement also added Landauer Europe as a borrower entity.

Similar to the Existing Credit Agreement, the Amended Credit Agreement contains customary representations and covenants, including financial covenants that the Company will maintain a fixed charge coverage ratio and leverage ratio within certain levels as defined in the Amended Credit Agreement.

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

Results of Operations

Comparison of the third fiscal quarter ended June 30, 2017 and the third fiscal quarter ended June 30, 2016

Revenues for the third fiscal quarter of 2017 were $39.9 million, an increase of $2.0 million, or 5.3%, compared to revenues of $37.9 million for the third fiscal quarter of 2016.  Revenues in the Radiation Measurement segment increased $2.1 million, which was primarily due to higher domestic service revenues and product sales to the military.  Revenues in the Medical Physics segment increased $0.7 million, due to increased imaging services.  Revenues in the Medical Products segment decreased $0.8 million due to the divestiture of this business in May 2016.

Gross profit was 52.9% for the third fiscal quarter of 2017, compared with 51.6% for the third fiscal quarter of 2016.  Gross profit increased for the third fiscal quarter of 2017 as compared to the third fiscal quarter of 2016 due to the increase in domestic service revenues and product sales to the military.

Selling, general and administrative expenses for the third fiscal quarter of 2017 were $12.5 million, compared to expenses of $11.8 million for the third fiscal quarter of 2016.  Corporate and Radiation Measurement operating expenses increased by $1.1 million, partially offset by a $0.4 million decrease in the Medical Products segment due to the divestiture of the business in May 2016.  Corporate and Radiation Measurement operating expenses increased $1.1 million primarily due to a $0.6 million increase in professional fees and a $0.3 million increase in selling and marketing expenses.

Operating income for the third fiscal quarter of 2017 was $8.6 million, compared with operating income of $7.7 million for the third fiscal quarter of 2016.  Operating income increased primarily due to the gross profit on the higher domestic service revenues and military sales.

The effective tax rates for the third fiscal quarter of 2017 and 2016 were 27.5% and 31.3%, respectively.  The decrease in the effective tax rate was primarily due to the mix of taxable earnings between jurisdictions with differing tax rates and the release of uncertain tax positions relative to pretax earnings.

Net income attributed to Landauer for the third fiscal quarter of 2017 was $6.4 million, compared with net income of $7.3 million in the third fiscal quarter of 2016.  The decrease in net income was driven by the $3.9 million pre-tax gain on sale of the Medical Products business that was divested in May 2016, partially offset by stronger operating margins, higher equity earnings from joint ventures and a lower effective tax rate in the third fiscal quarter of 2017.

Radiation Measurement Segment

Radiation Measurement revenues for the third fiscal quarter of 2017 were $29.6 million, an increase of $2.1 million, or 7.6%, compared with $27.5 million for the third fiscal quarter of 2016.  The growth in revenues was primarily due to higher domestic service revenues and increased product sales to the military.  During the third fiscal quarter of 2016, the Company was awarded a military order from the National Guard of the United States for the Radwatch personal in-field radiation monitoring system.  Approximately $0.7 million of the increase in revenues resulted from the shipment of products for the National Guard order.  The Company completed its final shipment for the National Guard order during the third fiscal quarter of 2017.  While the Company is continuing to pursue orders for its Radwatch products, there are currently no open contracts or purchase orders for military products.  International revenues increased $0.5 million.

Operating income for the third fiscal quarter of 2017 increased to $12.1 million from $10.3 million for the third fiscal quarter of 2016 due to the gross profit on the higher revenues.

Medical Physics Segment

Medical Physics revenues for the third fiscal quarter of 2017 were $10.3 million, an increase of $0.7 million, or 7.3%, compared with $9.6 million for the third fiscal quarter of 2016.  Therapy services revenue increased $0.7 million, or 13.1%, and imaging services revenue increased by $0.5 million, or 15.0%, driven by higher demand for the Company’s solutions for The Joint Commission’s new Diagnostic Imaging requirements that became effective for hospitals and ambulatory care centers on July 1, 2015.

Operating income for the third fiscal quarter of 2017 was $0.8 million, unchanged from the third fiscal quarter of 2016.

Medical Products Segment

Medical Products revenues decreased $0.8 million as a result of the divestiture that occurred in May 2016.

Medical Products operating income decreased $0.1 million due to the May 2016 divestiture.

Corporate Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses for the third fiscal quarter of 2017 were $4.3 million, an increase of $0.8 million, or 22.9%, compared to $3.5 million for the third fiscal quarter of 2016.  The increase was due to an increase in professional fees in the third fiscal quarter of 2017.

Comparison of the nine months ended June 30, 2017 and the nine months ended June 30, 2016

Revenues for the first nine months of fiscal 2017 were $116.6 million, an increase of $4.1 million, or 3.6%, compared to revenues of $112.5 million for the first nine months of fiscal 2016.  Revenues in the Radiation Measurement segment increased $8.2 million, which was primarily due to product sales to the military and growth in international revenues.  Revenues in the Medical Physics segment increased $1.8 million, due to increased imaging services.  Revenues in the Medical Products segment decreased $5.8 million due to the divestiture of this business in May 2016.

Gross profit was 52.4% for the first nine months of fiscal 2017, compared with 51.4% for the first nine months of fiscal 2016. Gross profit increased for the first nine months of 2017 as compared to the first nine months of fiscal 2016 due primarily to the increase in product sales to the military.

Selling, general and administrative expenses for the first nine months of fiscal 2017 were $37.2 million, an increase of $0.6 million, or 1.6%, compared with $36.6 million for the first nine months of fiscal 2016.  Operating expenses in the Medical Physics segment increased $0.6 million, driven by an increase in personnel expenses.  Operating expenses in the Medical Products segment decreased $2.6 million due to the divestiture of the business in May 2016, offset by a $2.6 million increase in Corporate and Radiation Measurement expenses.  Corporate and Radiation Measurement operating expenses increased $2.6 million primarily due to a $0.6 million increase in selling and marketing expenses, $0.5 million of proxy contest expenses for the 2017 Annual Meeting of Stockholders, a $0.4 million increase in research and development expenses for the Verifii digital dosimetry platform and a $0.4 million increase in stock-based compensation expense.

Operating income for the first nine months of 2017 was $23.8 million, compared with operating income of $21.2 million for the first nine months of 2016.  Operating income increased due primarily to the gross profit on the higher military sales.  In addition, the Company successfully appealed the real estate taxes for fiscal 2011 and 2012, and as a result, is expected to receive a $0.6 million refund.

The effective tax rates for the first nine months of fiscal 2017 and fiscal 2016 were 32.5% and 31.2%, respectively.  The increase in the effective tax rate was primarily due to the mix of taxable earnings between jurisdictions and tax law changes that impacted the timing of recognition of certain credits in the prior year.

Net income attributed to Landauer for the first nine months of fiscal 2017 was $16.0 million, compared with net income of $15.2 million in the first nine months of 2016.  The increase in net income was driven by stronger operating margins, partially offset by a higher effective tax rate.

Radiation Measurement Segment

Radiation Measurement revenues for the first nine months of fiscal 2017 were $85.9 million, an increase of $8.2 million, or 10.6%, compared with $77.7 million for the first nine months of fiscal 2016.  The growth in revenues was primarily due to product sales to the military and higher international revenues.  During the third fiscal quarter of 2016, the Company was awarded a military order from the National Guard of the United States for the Radwatch personal in-field radiation monitoring system.  Approximately $5.8 million of the increase in revenues resulted from the shipment of products for the National Guard order.  The Company completed its final shipment for the National Guard order during the third fiscal quarter of 2017.  International revenues increased $1.0 million due primarily to higher product sales.

Operating income for the first nine months of fiscal 2017 increased to $34.8 million from $29.2 million for the first nine months of fiscal 2016 due to the gross profit on the increased product sales and due to the refund of real estate taxes for fiscal 2011 and 2012.

Medical Physics Segment

Medical Physics revenues for the first nine months of fiscal 2017 were $30.7 million, an increase of $1.8 million, or 6.2%, compared with $28.9 million for the first nine months of fiscal 2016.  Imaging services revenue increased by $1.7 million, or 18.3%, driven by higher demand for the Company’s solutions for The Joint Commission’s new Diagnostic Imaging requirements that became effective for hospitals and ambulatory care centers on July 1, 2015.

Operating income for the first nine months of fiscal 2017 was $2.1 million, compared to $2.5 million for the first nine months of fiscal 2016.  The decrease in operating income was primarily due to an increase in personnel expenses.

Medical Products Segment

Medical Products revenues decreased $5.8 million as a result of the divestiture that occurred in May 2016.

Medical Products operating income decreased $1.1 million due to the May 2016 divestiture.

Corporate Selling, General and Administrative Expenses

Corporate selling, general and administrative expenses for the first nine months of fiscal 2017 were $13.1 million, an increase of $1.6 million, or 13.9%, compared to $11.5 million for the first nine months of fiscal 2016.  The increase was primarily due to a $0.5 million increase in proxy expenses for the 2017 Annual Meeting of Stockholders as well as a $0.4 million increase in stock-based compensation expense.

Liquidity and Capital Resources

The Company’s principal source of liquidity is operating cash flows supplemented by borrowings under its credit facility.  The Company’s cash-generating capability is one of its fundamental strengths and provides it with substantial financial flexibility in meeting operating and investing needs.

The following table sets forth a summary of the Company’s cash flows:

	Nine Months Ended June 30,
(Dollars in Thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$32,013	$22,219
Investing activities	(7,500)	3,795
Financing activities	(16,710)	(29,435)
Effect of foreign currency translation	(24)	82
Net increase (decrease) in cash and cash equivalents	$7,779	$(3,339)

Cash provided by operating activities for the first nine months of fiscal 2017 was $32.0 million, an increase of $9.8 million over the same fiscal period in 2016.  The increase was primarily due to growth in radiation measurement revenues, lower cash interest payments on long-term borrowings and favorable changes in working capital accounts, including accounts receivable, other operating assets, accounts payable and other operating liabilities.

Cash used in investing activities for the first nine months of fiscal 2017 was $7.5 million, a change of $11.3 million over the same fiscal period of 2016.  The change was primarily due to the cash proceeds received in fiscal 2016 related to the disposition of the Medical Products business in May 2016.

Cash used in financing activities for the first nine months of fiscal 2017 was $16.7 million, a change of $12.7 million over the same fiscal period of 2016.  The net repayments of debt were higher in the prior year due to the cash proceeds received from the disposition of the Medical Products business in May 2016.

The Company expects to meet short-term liquidity requirements (including capital expenditures) through net cash from operating activities and cash on hand.

On July 13, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) that amends and restates in its entirety the Amended and Restated Credit Agreement dated as of August 2, 2013, as amended by the First Amendment to Amended and Restated Credit Agreement dated as of June 30, 2014 (the “Existing Credit Agreement”).

The Amended Credit Agreement replaced the Existing Credit Agreement that contained substantially similar terms but decreased the revolving loan facility amount to $125.0 million and extended the maturity date to July 13, 2022.  The Company currently has $24.0 million of unused availability under its Amended Credit Agreement and believes the credit facility provides adequate liquidity to meet its current and anticipated obligations.

The Company was in compliance with all covenants under the Existing Credit Facility Agreement as of June 30, 2017.  The Company currently intends to use excess cash to continue to pay down the long-term debt balance of the Amended Credit Agreement.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in the Company’s outstanding contractual obligations since the end of fiscal year 2016 through June 30, 2017.

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

Item 3.quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, including changes in foreign currency exchange rates and is subject to interest rate risk related to borrowings under its existing credit facility.  These risks are set forth in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through June 30, 2017.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.Legal Proceedings

The Company is a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of its business.  The Company does not believe that any such litigation pending as of June 30, 2017, if adversely determined, would have a material effect on its business, financial position, results of operations, or cash flows.

Item 1A.Risk Factors

Information regarding risk factors is set forth in Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  The Company believes there have been no material changes in the information provided from the end of the preceding fiscal year through June 30, 2017.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its equity securities from the end of the preceding fiscal year through June 30, 2017 includes the deemed surrender of existing shares of Landauer common stock to the Company by stock-based compensation plan participants to satisfy the exercise price or tax liability of employee stock awards at the time of exercise or vesting.  These surrendered shares are not part of any publicly announced share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2016	149	$43.89	-	-
November 1 - November 30, 2016	-	-	-	-
December 1 - December 31, 2016	-	-	-	-
Quarter ended December 31, 2016	149	$43.89	-	-
January 1 - January 31, 2017	375	$50.30	-	-
February 1 - February 28, 2017	-	-	-	-
March 1 - March 31, 2017	-	-	-	-
Quarter ended March 31, 2017	375	$50.30	-	-
April 1 - April 30, 2017	376	$48.81	-	-
May 1 - May 31, 2017	-	-	-	-
June 1 - June 30, 2017	-	-	-	-
Quarter ended June 30, 2017	376	$48.81	-	-

Item 3.Defaults Upon Senior Securities

Not Applicable

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

Not Applicable

Item 6.Exhibits

Cer
10

Second Amended and Restated Credit Agreement, dated as of July 13, 2017, among Landauer, Inc., Global Physics Solutions, Inc. and Landauer Europe, Ltd, as borrowers, BMO Harris Bank N.A., as administrative agent, and the lenders party thereto incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 18, 2017

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

8
LANDAUER, INC.
(Registrant)

Date: August 8, 2017	/s/ Daniel J. Fujii
Daniel J. Fujii
Chief Financial Officer